Form 10-Q
period 1996-03-31
PLC SYSTEMS INC
filed 1996-05-15
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended March 31, 1996.

                         Commission file number 1-11388


                                PLC SYSTEMS INC.
             (Exact name of registrant as specified in its charter)


BRITISH COLUMBIA, CANADA                                04-3153858
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

113 CEDAR STREET, SUITE S-2, MILFORD, MASSACHUSETTS                    01757
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (508) 478-5991



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

           Class                                     Outstanding at May 14, 1996
  Common Stock, no par value                                  16,436,281










================================================================================



                                PLC SYSTEMS INC.

                                      INDEX



Part I.  Financial Information:
         Item 1.

               Consolidated Balance Sheets.................................................................3

               Consolidated Statements of Operations.......................................................4

               Consolidated Statements of Cash Flows.......................................................5

               Notes to Consolidated Financial Statements..................................................6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.....................................7-9


Part II.     Other Information:

         Item 1.    Legal Proceedings.....................................................................10

         Item 2.    Changes in Securities.................................................................10

         Item 3.    Defaults by the Company Upon its Senior Securities....................................10

         Item 4.    Submission of Matters to a Vote of Security Holders...................................10

         Item 5.    Other Information.....................................................................10

         Item 6.    Exhibits and Reports on Form 8-K..................................................... 10









                                       -2-





ITEM 1.  FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------


                                                 PLC SYSTEMS INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                            March 31,          December 31,
                                                                              1996                 1995
                                                                           (Unaudited)
                                                      ASSETS
Current assets:
    Cash and cash equivalents..........................................      $  4,183             $     704
    Short-term investments.............................................        11,496                 6,500
    Accounts receivable, net...........................................         1,811                 6,749
    Inventories, net ..................................................         1,961                 1,789
    Prepaid expenses and other current assets..........................           778                   488
                                                                             --------               -------
        Total current assets...........................................        20,229                16,230

Equipment, furniture and leasehold improvements, net  .................         1,722                 1,692
Other assets...........................................................           312                   368
                                                                              -------               -------
       Total assets....................................................       $22,263               $18,290
                                                                              =======               =======


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................................      $    972             $     546
    Accrued clinical costs.............................................         1,178                   854
    Accrued compensation...............................................           260                   777
    Deferred revenue...................................................           118                   166
    Other accrued liabilities..........................................           377                   346
                                                                             --------              --------
       Total current liabilities.......................................         2,905                 2,689

Deferred revenue.......................................................           278                    61
Capital lease obligations .............................................            29                    32
Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,  16,419 and 15,944 shares issued and outstanding in 1996 and 1995,
       respectively....................................................        53,675                51,411
Accumulated deficit....................................................       (34,312)              (35,589)
Foreign currency translation...........................................          (312)                 (314)
                                                                            ---------            ----------
                                                                               19,051                15,508
                                                                             --------              --------
Total liabilities and stockholders' equity.............................       $22,263               $18,290
                                                                              =======               =======




     The  accompanying  notes are an integral part of the consolidated financial statements.

                                       -3-





                                                 PLC SYSTEMS INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    1996              1995
Revenues:
     Product sales.....................................................             $ 4,197           $2,714
     Placement and service fees........................................                 632              154
                                                                                   --------         --------
        Total revenues.................................................               4,829            2,868

Cost of revenues:
   Product sales.......................................................               1,086            1,064
   Placement and service fees..........................................                 304               26
                                                                                   --------        ---------
        Total cost of revenues.........................................               1,390            1,090
                                                                                    -------          -------

Gross profit...........................................................               3,439            1,778

Operating expenses:
   Selling, general and administrative.................................               1,451            1,017
   Research and development............................................                 759              755
                                                                                   --------         --------
      Total operating expenses.........................................               2,210            1,772
                                                                                    -------          -------

Income from operations.................................................               1,229                6

Other income:
    Interest income, net...............................................                 138              157
    Gain (loss) from foreign currency, net.............................                 (71)              -
                                                                                   --------       ---------
                                                                                         67              157
                                                                                   --------       ---------

Income before income taxes.............................................               1,296              163
Provision for income taxes.............................................                  19               -
                                                                                  ---------       ---------
Net income.............................................................              $1,277           $  163
                                                                                     ======           ======

Net income per share...................................................                $.07             $.01

Shares used to compute net income per share............................              17,030           17,501






      The  accompanying  notes are an integral part of the consolidated financial statements.

                                       -4-





                                                 PLC SYSTEMS INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                          Three Month Ended
                                                                                               March 31,
                                                                                    1996               1995
Operating activities:
   Net income .........................................................             $  1,277         $   163

     Adjustments  to reconcile  net income to net cash provided (used)
     for operating activities:
      Depreciation and amortization....................................                 236               78
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable....................               4,923           (2,160)
         Increase in inventory.........................................                (194)            (197)
         (Increase) decrease in prepaid expenses and other assets .....                (275)              29
         Increase in accounts payable..................................                 431              251
         Increase (decrease) in deferred revenue.......................                 171              (17)
         (Decrease) increase in accrued liabilities....................                (163)             710
                                                                                  ---------         --------
Net cash provided (used) for operating activities......................               6,406           (1,143)

Investing activities:
   Purchase of short-term investments .................................             (11,496)            (300)
   Maturities of short-term investments................................               6,500               -
   Purchase of fixed assets............................................                (271)             (65)
                                                                                  ---------         --------
Net cash used for investing activities.................................              (5,267)            (365)

Financing activities:
   Net proceeds from sales of shares...................................               2,184               -
   Repayment of stockholder notes......................................                  79               56
   Principal payments on capital lease obligations.....................                  (2)              (2)
                                                                                ------------       ---------
Net cash provided by financing activities..............................               2,261               54

Effect of exchange rate changes on cash and cash equivalents..........                   79               21
                                                                                -----------        ---------
Net (decrease) increase in cash and cash equivalents...................               3,479           (1,433)

Cash and cash equivalents at beginning of period.......................                 704            3,699
                                                                                 ----------          -------
Cash and cash equivalents at end of period.............................            $  4,183           $2,266
                                                                                   ========           ======




         The  accompanying  notes are an integral part of the consolidated financial statements.

                                       -5-





                                PLC SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION

         The balance sheet as of March 31, 1996 and the statement of operations and cash flows for the three months ended March 31, 1996 and 1995 are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of December 31, 1995.

2.       NET INCOME PER SHARE

         Net income per share is calculated using the weighted average number of shares and share equivalents outstanding during the period. Share equivalents consist of stock options and stock warrants.

3.       INVENTORY

         Inventories consist of the following (in thousands):

                                                                        March 31,        December 31,
                                                                          1996               1995
               Raw materials  . . . . . . . . . . . . . . . . . . . . .  $1,053             $   644
               Work in process . . . . . . . . . . . . . . . . . . . .      337                  56
               Finished goods . . . . . . . . . . . . . . . . . . . . .     571               1,089
                                                                       --------             -------
                                                                         $1,961              $1,789
                                                                         ======              ======

4.       STOCK WARRANTS

         On March 8, 1996, the Company's Form S-3 to register the common stock underlying the warrants issued to the Company's 1992 underwriters and 1994 placement agent was declared effective by the Securities and Exchange Commission. The warrant issued to the underwriters provided for the purchase of 145,000 shares at $6.00 per share and 72,500 shares at $4.80 per share. The warrant issued to the placement agent provided for the purchase of 150,000 shares at $3.94 per share. At March 31, 1996, all of the placement agents shares and all but 16,770 of the underwriters shares had been purchased generating approximately $1,660,000 in proceeds.

ITEM 2.
- - --------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

        The Company has two marketing strategies for selling the Heart Laser and its related components and sterile kits; placement and sales. In countries where health care is reimbursed by the government or by private insurers, the Company's strategy is to be reimbursed for the use of the Heart Laser on a per procedure basis under a contractual agreement whereby the customer commits to a minimum number of procedures on a yearly basis. These contracts typically run for a minimum of three years and allow for the customer to exceed the contractual minimums. These contracts, referred to as placement contracts, are preferred to the sale strategy as the Company believes that the potential revenue stream is greater and more profitable. Sterile handpieces and other disposables are included in the per procedure fee.

        In countries where health care is not reimbursed by the government or insurance, or where credit risk is high, the Heart Laser is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Lasers directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

        Total revenues of $4,829,000 for the quarter ended March 31, 1996 increased $1,961,000 or 68% when compared to total revenues of $2,868,000 for the quarter ended March 31, 1995. For the quarter ended March 31, 1996, product sales of $4,197,000 increased $1,483,000 or 54% when compared to product sales of $2,714,000 for the quarter ended March 31, 1995. This increase was the result of the sale of six Heart Lasers for the quarter ended March 31, 1996 when compared to four Heart Lasers sold for the quarter ended March 31, 1995.

        Placement and service revenue of $632,000 for the quarter ended March 31, 1996 increased $478,000 over placement and service revenue of $154,000 for the quarter ended March 31, 1995. This increase reflects the twelve placement contracts in effect as of March 31, 1996 as compared to the two placement contracts in effect as of March 31, 1995. The Company shipped one Heart Laser under a placement contract in the quarter ended March 31, 1996. In addition, there were $25,000 of service fees in the quarter ended March 31, 1996 as compared to $9,500 for the quarter ended March 31, 1995.

        Total gross profit increased to $3,439,000 or 71% of revenues for the quarter ended March 31, 1996 as compared with $1,778,000 or 62% of revenues for the quarter ended March 31, 1995. This improvement is the result of six Heart Lasers being sold directly to customers by the Company's European subsidiary in the quarter ended March 31, 1996 as compared with four Heart

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Lasers; two of which were sold directly and two of which were sold through distributors in the quarter ended March 31, 1995. Heart Lasers sold directly to customers typically carry a higher gross profit than those sold through distributors.

        Selling, general and administrative expenses of $1,451,000 for the quarter ended March 31, 1996 increased $434,000 or 43% when compared with $1,017,000 for the quarter ended March 31, 1995. The majority of this increase is the direct result of the Company's expanded international sales operations in Europe and Asia Pacific which accounted for approximately $168,000 or 39% of the increase coupled with increased salary expense related to expanded staffing domestically, increased commissions associated with higher sales volume and increased consulting expenses.

        Research and development expenditures of $759,000 increased $4,000 or less than 1% for the quarter ended March 31, 1996 when compared with $755,000 for the quarter ended March 31, 1995. This small increase is the net result of the offset between increased salary expense for expanded staffing offset by a small decrease in spending for scientific subsidies.

        Other income of $67,000 for the quarter ended March 31, 1996 decreased $90,000 or 57% when compared to $157,000 for the quarter ended March 31, 1995. This decrease is the result of lower interest income due to lower interest rates throughout the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 coupled with a $71,000 foreign currency loss related to the Company's European subsidiary.

        Although the Company has sufficient net operating loss carryforwards to offset income taxes for the quarter ended March 31, 1996, the provision for income taxes represents the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards. There was no provision for income tax for the quarter ended March 31, 1995.

        Net income of $1,277,000 and net income per share of $.07 for the quarter ended March 31, 1996 reflect the positive impact of the number of Heart Lasers sold directly by the Company's European subsidiary when compared to net income of $163,000 and net income per share of $.01 for the quarter ended March 31, 1995. The Company believes that the number and mix of Heart Lasers sold versus shipped under placement contracts will vary from quarter to quarter. This will impact the Company's results of operations prior to receipt of major regulatory approvals. The Company prefers to use the placement contract strategy whenever possible as it believes that the potential long term revenue stream is greater and more profitable. International health care reimbursement does not always make this placement strategy practicable outside the United States.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1996, the Company had cash and cash equivalents of $4,183,000 and short-term

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



investments of $11,496,000. At April 30, 1996, the Company had cash and cash equivalents of $3,136,000 and short-term investments of $11,451,000.

         During the quarter ended March 31, 1996, the Company received approximately $1,660,000 in proceeds from the exercise of stock warrants coupled with $524,000 in proceeds from the exercise of stock options and $79,000 from the repayment of shareholder loans. Cash provided by operations approximated $6,400,000 principally from the collection of the $5,700,000 receivable from the IMATRON Japan Contract and the quarterly profit of $1,277,000. As a result, the Company invested an additional $5,000,000 in short term investments. Approximately $271,000 was used to acquire capital equipment, principally related to an investment in the placement laser shipped to Spain.

         The Company believes that existing cash balances are sufficient to meet working capital and capital expenditure requirements through fiscal 1997. However, unanticipated decreases in operating revenues or increases in expenses may adversely impact the Company's cash position. In the future, the Company may seek additional financing through issuance and sale of debt or equity securities, bank financing, joint ventures or other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         The Company believes that periodic operating losses are possible until such time as the Company receives its PMA from the FDA for the Heart Laser. The Company submitted its PMA application in April 1995. Although the Heart Laser has been granted "expedited review" status by the Food and Drug Administration ("FDA"), given the current uncertainties of the time required by the FDA to approve a Premarket Approval ("PMA") application, the Company cannot project when, if at all, such approval would be granted. Until PMA approval, continued profitability will likely be determined by the number of international shipments and the related mix of sales and placements. In addition, the Company must also successfully obtain approval from the FDA for sale of the Heart Laser in the United States, obtain regulatory approval from and market the Heart Laser in certain additional foreign markets, and convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser. No assurance can be given that the Company will be successful in marketing the Heart Laser or that the Company will be able to operate profitably on a consistent quarterly basis.

                                PLC SYSTEMS INC.
                            Part II Other Information



ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES

                  None

ITEM 3.      DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.) The following exhibits are filed herewith:

Exhibit
   No.                     Title

  10a        Employee  Agreement  by  and  between  the  Company and Patricia L.
             Murphy.

  10b        1993 Formula Stock Option Plan, as amended.

  11         Statement re Computation of Income Per Share.

  27         Financial Data Schedule.

             b.) Reports on Form 8-K. The Company filed a Current Report on Form
                 8-K on March 1, 1996, reporting information contained in the Company's press release with respect to its financial results for the fourth quarter and year ended December 31, 1995.

                                PLC SYSTEMS INC.
                            Part II Other Information
                                   (Continued)






SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PLC SYSTEMS INC.
                                         Registrant



Date:    May 15, 1996                    /s/  M. Lee Hibbs
      -------------------                -------------------
                                         M. Lee Hibbs
                                         (President and Chief Executive Officer)



Date:    May 15, 1996                    /s/  Patricia L. Murphy
      --------------------               -------------------------
                                         Patricia L. Murphy
                                         (Chief Financial Officer)