Form 10-Q
period 1996-06-30
PLC SYSTEMS INC
filed 1996-08-14
CIK 879682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 1996.

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

         Class                               Outstanding at August 9, 1996
         -----                               -----------------------------
  Common Stock, no par value                           16,455,219







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


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations....................................7-10


Part II.     Other Information:

         Item 1.    Legal Proceedings.....................................................................11

         Item 2.    Changes in Securities.................................................................11

         Item 3.    Defaults by the Company Upon its Senior Securities....................................11

         Item 4.    Submission of Matters to a Vote of Security Holders...................................11

         Item 5.    Other Information.....................................................................12

         Item 6.    Exhibits and Reports on Form 8-K..................................................... 12






ITEM 1.  FINANCIAL STATEMENTS


                                PLC SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     June 30,       December 31,
                                                                       1996            1995
                                                                       ----            ----
                                                                   (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents..................................      $ 4,307          $   704
    Short-term investments.....................................        9,441            6,500
    Accounts receivable, net...................................          829            6,749
    Inventories, net ..........................................        2,889            1,789
    Prepaid expenses and other current assets..................        1,152              488
                                                                     -------          -------
       Total current assets....................................       18,618           16,230

Equipment, furniture and leasehold improvements, net  .........        2,302            1,692
Other assets...................................................          346              368
                                                                     -------          -------
       Total assets............................................      $21,266          $18,290
                                                                     =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................     $  1,406        $     546
    Accrued clinical costs.....................................          852              854
    Accrued compensation.......................................          194              777
    Deferred revenue...........................................           79              166
    Other accrued liabilities..................................          394              346
                                                                     -------          -------
       Total current liabilities...............................        2,925            2,689

Deferred revenue...............................................          254               61
Capital lease obligations .....................................           27               32
Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,  16,455 and 15,944 shares issued and outstanding in 1996 and 1995,
    respectively...............................................       53,786           51,411
Accumulated deficit............................................      (35,215)         (35,589)
Foreign currency translation...................................         (511)            (314)
                                                                     -------          -------
                                                                      18,060           15,508
                                                                     -------          -------
Total liabilities and stockholders' equity.....................     $ 21,266         $ 18,290
                                                                    ========         ========



         The accompanying notes are an integral part of the consolidated financial statements.



                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                       Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                             --------                   --------

                                                       1996          1995          1996          1995
                                                       ----          ----          ----          ----
Revenues:
 Product sales.................................        $ 769        $1,164        $4,966        $3,878
 Placement and service fees....................          662           323         1,294           477
                                                      ------        ------        ------        ------
      Total revenues ..........................        1,431         1,487         6,260         4,355


Cost of revenues:
 Product sales.................................          174           592         1,260         1,656
 Placement and service fees....................          202            25           506            51
                                                      ------        ------        ------        ------
   Total cost of revenues......................          376           617         1,766         1,707


Gross profit...................................        1,055           870         4,494         2,648

Operating expenses:
 Selling, general and administrative...........        1,591         1,110         3,042         2,127
 Research and development......................          559           503         1,318         1,258
                                                      ------        ------        ------        ------
   Total operating expenses....................        2,150         1,613         4,360         3,385
                                                      ------        ------        ------        ------

Income (loss) from operations..................       (1,095)         (743)          134          (737)

Other income:
 Interest income, net..........................          161           165           299           321
 Gain (loss) from foreign currency, net........           16             -           (55)            -
                                                      ------        ------        ------        ------
                                                         177           165           244           321
                                                      ------        ------        ------        ------

Income (loss) before income taxes..............         (918)         (578)          378          (416)
Provision for income taxes.....................          (15)            -             4             -
                                                      ------        ------        ------        ------
Net income (loss)..............................       $ (903)       $ (578)       $  374        $ (416)
                                                      ======        ======        ======        ======

Net income (loss) per share....................       $(0.05)       $(0.04)       $ 0.02        $(0.03)

Shares used to compute net income (loss)
 per share.....................................   16,441,000    15,849,000    17,214,000    15,847,000





         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)





                                                             Six  Months Ended
                                                                  June 30,
                                                            -------------------
                                                            1996          1995
Operating activities:                                       ----          ----
  Net income (loss)..................................      $  374         $(416)

  Adjustments to reconcile net income to net cash
  provided (used) for operating activities:
   Depreciation and amortization.....................         524           164
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable......       5,920          (128)
     Increase in inventory...........................      (1,100)       (1,170)
     Increase in prepaid expenses and other assets...        (654)          (62)
     Increase in accounts payable....................         860           327
     Increase (decrease) in deferred revenue.........         106           (11)
     (Decrease) increase in accrued liabilities......        (538)          611
                                                          -------        ------
Net cash provided (used) for operating activities....       5,492          (685)

Investing activities:
  Purchase of short-term investments.................     (16,442)       (8,181)
  Maturities of short-term investments...............      13,501         7,857
  Purchase of fixed assets...........................      (1,122)         (264)
                                                          -------        ------
Net cash used for investing activities...............      (4,063)         (588)

Financing activities:
  Net proceeds from sales of shares..................       2,264            37
  Repayment of stockholder notes.....................         110            56
  Principal payments on capital lease obligations....          (4)           (4)
                                                          -------       -------
Net cash provided by financing activities............       2,370            89

Effect of exchange rate changes on cash
    and cash equivalents.............................        (196)           34
                                                          -------       -------
Net increase(decrease) in cash and cash equivalents..       3,603        (1,150)

Cash and cash equivalents at beginning of period.....         704         3,699
                                                          -------       -------
Cash and cash equivalents at end of period...........     $ 4,307        $2,549
                                                          =======       =======






         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.        BASIS OF PRESENTATION

         The balance sheet as of June 30, 1996 and the statement of operations and cash flows for the six months ended June 30, 1996 and 1995 are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

2.       NET INCOME (LOSS)  PER SHARE

         Net income per share is calculated using the weighted average number of shares and share equivalents outstanding during the period which consist of stock options and stock warrants. The net loss per share is calculated using the weighted average number of shares outstanding during the period and does not include share equivalents.

3.       INVENTORY

         Inventories consist of the following (in thousands):

                                                      June 30,      December 31,
                                                       1996            1995
                                                     --------        ---------
           Raw materials..........................     $1,408           $ 644
           Work in process........................        508              56
           Finished goods.........................        973           1,089
                                                       ------          ------
                                                       $2,889          $1,789
                                                       ======          ======

4.       STOCK WARRANTS

         On March 8, 1996, the Company's Form S-3 to register the common stock underlying the warrants issued to the Company's 1992 underwriters and 1994 placement agent was declared effective by the Securities and Exchange Commission. The warrant issued to the underwriters provided for the purchase of 145,000 shares at $6.00 per share and 72,500 shares at $4.80 per share. The warrant issued to the placement agent provided for the purchase of 150,000 shares at $3.94 per share. At June 30, 1996, all of the placement agents shares and all but 16,770 of the underwriters shares had been purchased generating approximately $1,660,000 in proceeds.

ITEM 2.


                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company has two marketing strategies for selling the Heart Laser and its related components and sterile kits; placement and sales. In countries where health care is reimbursed by the government or by private insurers, the Company's strategy is to be reimbursed for the use of the Heart Laser on a per procedure basis under a contractual agreement whereby the customer commits to a minimum number of procedures on a yearly basis. These contracts typically run for a minimum of three years and allow for the customer to exceed the contractual minimums. These contracts, referred to as placement contracts, are preferred to the sale strategy as the Company believes that the potential revenue stream is greater and more profitable. Sterile handpieces and other disposables are included in the per procedure fee. Revenues from these contracts are classified as placement fees.

         In countries where health care is not reimbursed by the government or insurance, or where credit risk is high, the Heart Laser is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Lasers directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended June 30, 1996 were $1,431,000, a decrease of 4% when compared to $1,487,000 for the quarter ended June 30, 1995. Product sales for the quarter ended June 30, 1996 were $769,000, a decrease of 34% when compared to $1,164,000 for the quarter ended June 30, 1995. The major factor in both of these quarterly decreases is the comparison of a sale of a Heart Laser through a distributor in the quarter ended June 30, 1996 as compared with the direct sale of a Heart Laser which was recorded in the quarter ended June 30, 1995.

         Total revenues for the six month period ended June 30, 1996 were $6,260,000, an increase of 44% when compared to $4,355,000 for the six months ended June 30, 1995. Product sales for the six month period ended June 30, 1996 were $4,966,000, an increase of 28% when compared to $3,878,000 for the six months ended June 30, 1995. The major factors in both of these year to date increases are the number of Heart Lasers shipped and the method of sale. In 1996, there were 11 Heart Lasers shipped; seven of which were sales as compared with six shippped in 1995, five of which were sales.

         Another factor in the year to date increase in total revenues is the increase in placement and service fees. Placement and service fees for the quarter and six months ended June 30, 1996 were $662,000 and $1,294,000, respectively, an increase of 105% and 171% when compared with $323,000 and $477,000 for the same periods in fiscal 1995. These significant increases reflect the

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


continued acceptance of the Company's preferred method of sale; the placement contract, which has increased five fold over the past twelve months.

         Total gross profit for the three and six month periods ended June 30, 1996 approximated 74% and 72%, respectively, up from 59% and 61% for the comparable periods in fiscal 1995. These respective increases of 15 and 11 percentage points reflect the higher margins associated with the increased number of direct sales of Heart Lasers in 1996 coupled with the higher margins generated under placement contracts.

         Selling, general and administrative spending of $1,591,000 and $3,042,000 for the three and six month periods ending June 30, 1996 increased 43% from both of the comparable periods in fiscal 1995 of $1,110,000 and $2,127,000. More than half of each of these respective increases of $481,000 and $915,000 are a reflection of the investment the Company has made in its international sales and marketing efforts in Europe and the Pacific Rim for both the three and six month periods. The balance of the increases for the three and six month periods are related to increased domestic staffing and increased spending for consultants related to health care reimbursement of the TMR procedure.

         Research and development spending for the three and six months ended June 30, 1996 was $559,000 and $1,318,000, respectively, an increase of 11% and 5% when compared to research spending of $503,000 and $1,258,000 for the comparable periods in fiscal 1995. These respective increases of $56,000 and $60,000 reflect the continued increase in spending for scientific subsidies made to further the study of transmyocardial revascularization.

         For the three and six month periods ended June 30, 1996, interest income of $161,000 and $299,000, respectively, decreased slightly when compared to $165,000 and $321,000 for the comparable periods in fiscal 1995. These decreases were related to lower interest rates throughout both the three and six month periods in 1996 as compared to the comparable periods in 1995. With the establishment of the Company's subsidiary in Germany, currency fluctuations between the German deutchmark and the US dollar, have resulted in a $16,000 gain for the quarter ended June 30, 1996 and a year to date loss of $55,000.

         Although the Company believes it has sufficient net operating loss carryforwards to offset income taxes for the fiscal year ended December 31,1996, a provision for income tax was made in the first quarter of 1996 to cover the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards. With the $1,095,000 operating loss incurred in the quarter ended June 30, 1996, this provision was subsequently adjusted. There was no provision for income taxes in the quarter and six month period ended June 30, 1995 due to the operating losses incurred in both periods.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



         The net loss of $903,000 for the quarter ended June 30, 1996 increased 56% when compared to the net loss of $578,000 for the quarter ended June 30, 1995. This was the direct result of shipping more Heart Lasers under placement contracts coupled with increased operating expenses associated with the
Company's investment in its international subsidiaries and the continued investment in TMR scientific subsidies. The Company's preferred method of sale is the placement contract as management believes the long term revenue and profit potential is greater under this method as compared with the sale method. For the six month period ended June 30, 1996, the Company had a net profit of $374,000 as compared with a net loss of $416,000 for the six month period ended June 30, 1995. This improvement is directly related to the increase in Heart Laser sales coupled with the improved mix of direct sales in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had cash and cash equivalents of $4,307,000 and short-term investments of $9,441,000. During the six months ended June 30, 1996, the Company received approximately $1,660,000 in proceeds from the exercise of stock warrants coupled with $604,000 in proceeds from the exercise of stock options and $110,000 from the repayment of shareholder loans. Cash provided by operations approximated $5,500,000 from the collection of $5,900,000 of accounts receivable, principally the $5,700,000 IMATRON Japan contract offset by investment in inventory. As a result, the Company invested an additional $2,900,000 in short term investments. Approximately $1,122,000 was used to acquire capital equipment, principally related to an investment in the placement lasers coupled with leasehold improvements related to the Company's new facility. On June 19, 1996, the Company signed a five year operating lease totalling approximately $1,482,000 for its new facility in Franklin, Massachusetts.

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

         The Company believes that periodic operating losses are possible until after such time as the Company receives its PMA from the FDA for the Heart Laser. The Company submitted its PMA application in April 1995. Although the Heart Laser has been granted "expedited review" status by the Food and Drug Administration ("FDA"), given the current uncertainties of the time required by the FDA to approve a Premarket Approval ("PMA") application, the Company cannot project when, if at all, such approval would be granted. Until PMA approval, continued profitability will likely be determined by the number of international shipments and the related mix of sales and placements.

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

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On June 14, 1996, the Company held its Annual General Meeting of Stockholders to vote on the following proposals:

         1. To elect three members of the Board of Directors. Nominees for Director were: (a) Harold P. Capozzi; (b) Dr. H.B. Brent Norton; and
            (c) Dr. Roberts A. Smith ("Proposal No.1");

         2. To approve an amendment to the Corporation's 1995 Stock Option Plan to increase the number of shares of Common Stock that have been reserved for issuance pursuant to the plan from 700,000 to 1,400,000 ("Proposal No. 2");

         3. To appoint Ernst & Young LLP as auditors for Fiscal Year 1996 and to authorize the Directors to fix the remuneration to be paid to the auditors ("Proposal No. 3").

         Of the 16,436,281 shares of the Company's Common Stock of record as of April 26, 1996 able to be voted at the meeting, a total of approximately 10,747,215 shares were voted, or approximately 65.4% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

                                PLC SYSTEMS INC.
                     Part II Other Information - Continued

                                       SHARES          SHARES          SHARES
         PROPOSAL                     VOTING FOR    VOTING AGAINST    ABSTAINING
         --------                     ----------    --------------    ----------

         NO. 1

         (a) Harold P. Capozzi        10,658,101          0            89,114

         (b) Dr. H.B. Brent Norton    10,664,786          0            82,429

         (c) Dr. Roberts A. Smith     10,665,136          0            82,079


         NO. 2                         9,725,288      922,189          99,738

         NO. 3                        10,674,035       35,660          37,520


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.) Exhibits

             (I) The following exhibits are filed herewith:

             Exhibit
                No.                             Title
             -------                            -----

             10a        Form of Key Employee Agreement of Robert I. Rudko.

             10b        Form of Key Employee Agreement of Max L. Hibbs.

             10c Lease by and between Aetna Insurance Co. and PLC Medical Systems, Inc. dated June 19, 1996.

             11         Statement re computation of per-share earnings.

             27         Financial Data Schedule.

         b.) Reports on Form 8-K

             None

                                PLC SYSTEMS INC.
                            Part II Other Information
                                   (Continued)






SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      PLC SYSTEMS INC.
                                                      Registrant



Date:    August 13, 1996                               /s/  Patricia L. Murphy
      -----------------------                          -------------------------
                                                       Patricia L. Murphy
                                                       (Chief Financial Officer)