Form 10-Q
period 1996-09-30
PLC SYSTEMS INC
filed 1996-11-14
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the quarter ended September 30, 1996.

                         Commission file number 1-11388


                                PLC SYSTEMS INC.
             (Exact name of registrant as specified in its charter)


BRITISH COLUMBIA, CANADA                                 04-3153858
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10 FORGE PARK, FRANKLIN, MASSACHUSETTS                     02038
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (508) 541-8800

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X] NO [ ].



                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

             Class                             Outstanding at November 13, 1996
             -----                             --------------------------------
   Common Stock, no par value                             16,511,807







================================================================================

                                PLC SYSTEMS INC.

                                      INDEX



Part I.  Financial Information:

         Item 1.

               Consolidated Condensed Balance Sheets..........................3

               Consolidated Condensed Statements of Operations................4

               Consolidated Condensed Statements of Cash Flows................5

               Notes to Consolidated Condensed Financial Statements...........6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.......7-10


Part II.     Other Information:

         Item 1.    Legal Proceedings........................................11

         Item 2.    Changes in Securities....................................11

         Item 3.    Defaults by the Company Upon its Senior Securities.......11

         Item 4.    Submission of Matters to a Vote of Security Holders......11

         Item 5.    Other Information........................................11

         Item 6.    Exhibits and Reports on Form 8-K..................... 11-12

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                           September 30,       December 31,
                                                                               1996               1995
                                                                           -----------         -----------
                                                                            (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents ..........................................       $ 4,169             $   704
    Short-term investments .............................................         7,472               6,500
    Accounts receivable, net ...........................................           863               6,749
    Inventories, net ...................................................         3,199               1,789
    Prepaid expenses and other current assets ..........................         1,241                 488
                                                                               -------             -------
        Total current assets ...........................................        16,944              16,230

Equipment, furniture and leasehold improvements, net ...................         3,382               1,692
Other assets ...........................................................           370                 368
                                                                               -------             -------
       Total assets ....................................................       $20,696             $18,290
                                                                               =======             =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................     $  1,176            $    546
    Accrued clinical costs ..............................................          958                 854
    Accrued compensation ................................................          178                 777
    Deferred revenue ....................................................           96                 166
    Other accrued liabilities ...........................................          338                 346
                                                                              --------            --------
       Total current liabilities ........................................        2,746               2,689

Deferred revenue ........................................................          230                  61
Capital lease obligations ...............................................           25                  32
Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,
 16,510 and 15,944 shares issued and outstanding in 1996
 and 1995,  respectively ................................................       54,004              51,411
Accumulated deficit .....................................................      (35,778)            (35,589)
Foreign currency translation ............................................         (531)               (314)
                                                                              --------            --------
                                                                                17,695              15,508
                                                                              --------            --------
Total liabilities and stockholders' equity ..............................     $ 20,696            $ 18,290
                                                                              ========            ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                PLC SYSTEMS INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)




                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                     ------------------               -----------------

                                                    1996            1995             1996            1995
                                                    ----            ----             ----            ----

Revenues:
  Product sales ..............................   $      1,802    $      1,174    $      6,768    $      5,052
  Placement and service fees .................            691             417           1,985             895
                                                 ------------    ------------    ------------    ------------
    Total revenues ...........................          2,493           1,591           8,753           5,947

Cost of revenues:
  Product sales ..............................            676             818           1,936           2,474
  Placement and service fees .................            233             143             739             195
                                                 ------------    ------------    ------------    ------------
     Total cost of revenues ..................            909             961           2,675           2,669

Gross profit .................................          1,584             630           6,078           3,278

Operating expenses:
  Selling, general and administrative ........          1,555           1,114           4,597           3,241
  Research and development ...................            725             458           2,043           1,716
                                                 ------------    ------------    ------------    ------------
    Total operating expenses .................          2,280           1,572           6,640           4,957
                                                 ------------    ------------    ------------    ------------

Loss from operations .........................           (696)           (942)           (562)         (1,679)

Other income:
  Interest income, net .......................            123             153             422             475
  Gain (loss) from foreign currency, net......             11            --               (44)           --
                                                 ------------    ------------    ------------    ------------
                                                          134             153             378             475
                                                 ------------    ------------    ------------    ------------

Loss before income taxes .....................           (562)           (789)           (184)         (1,204)
Provision for income taxes ...................           --              --                 4            --
                                                 ------------    ------------    ------------    ------------
Net loss .....................................   $       (562)   $       (789)   $       (188)   $     (1,204)
                                                 ============    ============    ============    ============

Net loss per share ...........................   $      (0.03)   $      (0.05)   $      (0.01)   $      (0.08)

Shares used to compute net loss
  per share ..................................     16,499,000      15,867,000      16,331,000      15,854,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                PLC SYSTEMS INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 Nine Months Ended
                                                                    September 30,
                                                                    -------------
                                                                   1996      1995
                                                                   ----      ----
Operating activities:
   Net loss ................................................   $   (188)   $ (1,204)

     Adjustments to reconcile net loss to net cash provided
    (used) for operating activities:
      Depreciation and amortization ........................        854         329
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable ........      5,886        (531)
         Increase in inventory .............................     (1,410)     (1,014)
         Increase in prepaid expenses and other assets .....       (777)       (301)
         Increase in accounts payable ......................        629         346
         Increase (decrease) in deferred revenue ...........        100          68
         (Decrease) increase in accrued liabilities ........       (504)        419
                                                               --------    --------
Net cash provided (used) for operating activities ..........      4,590      (1,888)

Investing activities:
   Purchase of short-term investments ......................    (18,444)     (7,000)
    Maturities of short-term investments ...................     17,472       7,858
   Purchase of fixed assets ................................     (2,522)     (1,037)
                                                               --------    --------
Net cash used for investing activities .....................     (3,494)       (179)

Financing activities:
    Net proceeds from sales of shares ......................      2,483         181
   Repayment of stockholder notes ..........................        110          56
   Principal payments on capital lease obligations .........         (7)        (15)
                                                               --------    --------
Net cash provided by (used) financing activities ...........      2,586         222

Effect of exchange rate changes on cash and cash equivalents       (217)          2
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents .......      3,465      (1,843)

Cash and cash equivalents at beginning of period ...........        704       3,699
                                                               --------    --------
Cash and cash equivalents at end of period .................   $  4,169    $  1,856
                                                               ========    ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.        BASIS OF PRESENTATION

         The balance sheet as of September 30, 1996 and the statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

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

2.    NET LOSS PER SHARE

         The net loss per share is calculated using the weighted average number of shares outstanding during the period and does not include share equivalents as their inclusion would be antidilutive.

3.       INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,       December 31,
                                                1996                1995
                                             ----------        -------------
               Raw materials                    $1,445            $   644
               Work in process                   1,038                 56
               Finished goods                      716              1,089
                                                ------             ------
                                                $3,199             $1,789
                                                ======             ======

4.  STOCK WARRANTS

         On March 8, 1996, the Company's Form S-3 to register the common stock underlying the warrants issued to the Company's 1992 underwriters and 1994 placement agent was declared effective by the Securities and Exchange Commission. The warrant issued to the underwriters provided for the purchase of 145,000 shares at $6.00 per share and 72,500 shares at $4.80 per share. The warrant issued to the placement agent provided for the purchase of 150,000 shares at $3.94 per share. At September 30, 1996, all of the placement agents shares and all but 16,770 of the underwriters shares had been purchased generating approximately $1,660,000 in proceeds.

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

RESULTS OF OPERATIONS

         Total revenues for the three months ended September 30, 1996 were $2,493,000, an increase of 57% when compared to $1,591,000 for the three months ended September 30, 1995. Product sales for the three months ended September 30, 1996 were $1,802,000, an increase of 53% when compared to $1,174,000 for the three months ended September 30, 1995. Total revenues and product sales increased as the Company recognized revenue on three units in the three months ended September 30, 1996 compared to two units in the period ended September 30, 1996.

         Total revenues for the nine month period ended September 30, 1996 were $8,753,000, an increase of 47% when compared to $5,947,000 for the nine months ended September 30, 1995. Product sales for the nine month period ended September 30, 1996 were $6,768,000, an increase of 34% when compared to $5,052,000 for the nine months ended September 30, 1995. The major factors in both of these year to date increases are the number of Heart Lasers shipped and the method of sale. In 1996, there were 17 Heart Lasers shipped; nine of which were sales as compared with 14 shipped in 1995, seven of which were sales.

         Another factor in both the three and nine month increase in total revenues is the increase in placement and service fees. Placement and service fees for the three and nine months ended

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


September 30, 1996 were $691,000 and $1,985,000, respectively, an increase of 66% and 122% when compared with $417,000 and $895,000 for the same periods in fiscal 1995. These significant increases reflect the continued acceptance of the Company's preferred method of sale; the placement contract, which has more than doubled over the past twelve months.

         Total gross profit for the three and nine months ended September 30, 1996 approximated 64% and 69%, respectively, up from 40% and 55% for the comparable periods in fiscal 1995. These respective increases of 24 and 14 percentage points reflect the higher margins associated with the increased number of direct sales of Heart Lasers in 1996 coupled with the higher margins generated under placement contracts.

         Selling, general and administrative expenditures were $1,555,000 and $4,597,000 for the three and nine months ending September 30, 1996, respectively, an increase of 40% and 42% when compared to the comparable periods in fiscal 1995 of $1,114,000 and $3,241,000. More than a third of each of these respective increases of $441,000 and $1,356,000 are a reflection of the investment the Company has made in its international sales and marketing efforts in Europe and the Pacific Rim for both the three and nine month periods. The balance of the increases for the three and nine month periods are related to increased domestic staffing and related operating expenses, coupled with increased spending for consultants.

         Research and development expenditures for the three and nine months ended September 30, 1996 was $725,000 and $2,043,000, respectively, an increase of 58% and 19% when compared to research spending of $458,000 and $1,716,000 for the comparable periods in fiscal 1995. These respective increases of $267,000 and $327,000 reflect the increased staffing requirements associated with growing demands for clinical study compilation and increased spending for consultants related to health care reimbursement of the TMR procedure.

         For the three and nine months ended September 30, 1996, interest income of $123,000 and $422,000, respectively, decreased slightly when compared to $153,000 and $475,000 for the comparable periods in fiscal 1995. These decreases were related to lower interest rates throughout both the three and nine month periods in 1996 as compared to the comparable periods in 1995. With the establishment of the Company's subsidiary in Germany, currency fluctuations between the German deutschmark and the US dollar, have resulted in a $11,000 gain for the three months ended September 30, 1996 and a year to date loss of $44,000.

         The Company reported a net loss of $562,000 and $188,000 for the three and nine months ended September 30, 1996, respectively. In addition, the Company believes it has sufficient net operating loss carryforwards to offset taxable income, if any, for the fiscal year ended December 31, 1996. The Company recorded an income tax provision for the three months ended March 31,

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



1996 to cover the tax liability under the alternative minimum tax regulations which can not be offset by net operating loss carryforwards. The Company believes the provision for the nine months ended September 30, 1996 is adequate, and accordingly, did not record a provision in the three months ended September 30, 1996.

         The net loss of $562,000 for the three months ended September 30, 1996 decreased 29% when compared to the net loss of $789,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company had a net loss of $188,000 as compared with a net loss of $1,204,000 for the nine months ended September 30, 1995. The improvements for both periods are directly related to the increase in Heart Laser sales offset by increased operating expenses as previously discussed.

         The Company continued to expand its international operations with the incorporation of two wholly-owned subsidiaries, PLC Medical Systems AG in Switzerland and PLC Medical Systems Asia/Pacific Pte Ltd. in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and cash equivalents of $4,169,000 and short-term investments of $7,472,000. During the nine months ended September 30, 1996, cash provided by operations approximated $4,600,000 from the collection of $5,900,000 of accounts receivable, principally the $5,700,000 IMATRON Japan contract offset by investment in inventory. The Company received approximately $1,660,000 in proceeds from the exercise of stock warrants coupled with $823,000 in proceeds from the exercise of stock options and $110,000 from the repayment of shareholder loans. The Company used $2,500,000 to acquire capital equipment, principally related to an investment in the placement lasers coupled with leasehold improvements related to the Company's new facility. In addition, the Company invested an additional $1,000,000 in short-term investments. On September 3, 1996, the Company moved into its new facility in Franklin, Massachusetts under a five year operating lease totaling approximately $1,482,000.

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

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         The Company believes that periodic operating losses are possible until after such time as the Company receives its PMA from the FDA for the Heart Laser. The Company submitted its PMA application in April 1995. Although the Heart Laser has been granted "expedited review" status by the Food and Drug Administration ("FDA"), given the current uncertainties of the time required by the FDA to approve a Premarket Approval ("PMA") application, the Company cannot project when, if at all, such approval would be granted. Until PMA approval, future profitability will likely be determined by the number of international shipments and the related mix of sales and placements.

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

                                PLC SYSTEMS INC.
                            Part II Other Information



ITEM 1.  LEGAL PROCEEDINGS.

           In September 1996, as previously reported, CardioGenesis Corporation ("CardioGenesis") filed a civil lawsuit in the United States District Court seeking to have a certain patent of the Company's subsidiary, PLC Medical Systems, Inc. ("PLC Medical") U.S. Patent No. 5,125,926 declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes PLC Medical's patent. In October 1996, the Company and PLC Medical filed an answer and counterclaim alleging that CardioGenesis is infringing U.S. Patent No. 5,125,926 issued to PLC Medical. The counterclaim seeks both injunctive relief and monetary damages against CardioGenesis.

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

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.) Exhibits

             (I) The following exhibits are filed herewith:

             Exhibit
                No.                             Title
             -------                            -----

              11          Statement re computation of per-share earnings.

           b.) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on September 25, 1996, reporting information contained in the Company's press release with respect to the notification of the Food and Drug Administration allowing the Company to halt the randomization of patients to medical management in multi-center Transmyocardial Revascularization clinical trials.

               The Company also reported a copy of a Complaint for declaring relief of patent invalidity and non-infringement filed September 10, 1996, CardioGenesis Corporation vs. PLC Systems Inc.

                                PLC SYSTEMS INC.
                            Part II Other Information
                                   (Continued)






SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     PLC SYSTEMS INC.
                                                     Registrant



Date:    November 14, 1996                             /s/  Patricia L. Murphy
      -------------------------                      -------------------------
                                                     Patricia L. Murphy
                                                     (Chief Financial Officer)

                                                                      EXHIBIT 11

                                PLC SYSTEMS INC.
                        CALCULATION OF NET LOSS PER SHARE




                                              Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                            -------------------------             ------------------
                                            1996               1995               1996             1995
                                            ----               ----               ----             ----

Weighted average number of
common shares outstanding ..               16,499,000      15,867,000            16,331,000      15,854,000

Common stock equivalents (1)                     --              --                    --              --
                                         ------------    ------------          ------------    ------------

Shares used to compute net
loss per share .............               16,499,000      15,867,000            16,331,000      15,854,000

Net loss ...................             $   (562,000)   $   (789,000)         $   (188,000)   $ (1,204,000)


Net loss per share .........             $      (0.03)   $      (0.05)         $      (0.01)   $      (0.08)



(1) The net loss per share is calculated using the weighted average number of shares outstanding during the period and does not include common stock equivalents as their inclusion would be antidilutive.