Form 10-K
period 1996-12-31
PLC SYSTEMS INC
filed 1997-04-15
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-11388

                           ---------------------------


                                PLC SYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ---------------------------


    BRITISH COLUMBIA, CANADA                                 04-3153858
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification No.)


                     10 FORGE PARK, FRANKLIN, MASSACHUSETTS
                    (Address of principal executive offices)

                                      02038
                                   (Zip Code)

                           ---------------------------


                                 (508) 541-8800
              (Registrant's telephone number, including area code)

                           ---------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of Each Exchange
   Title of Each Class                                 on which Registered
   -------------------                                 -------------------
COMMON STOCK, NO PAR VALUE                           AMERICAN STOCK EXCHANGE

                           ---------------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES [X]   NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. __

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price for such stock on April 9, 1997, was $268,463,528. As of April 9, 1997, 16,627,537 shares of Common Stock, no par value per share, were outstanding.

================================================================================




                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



                                                                          PART OF FORM 10-K
                                                                        ANNUAL REPORT IN WHICH
         DOCUMENT                                                      DOCUMENT IS INCORPORATED
         --------                                                      ------------------------

Current Report on Form 8-K filed with
the Commission on July 19, 1995.                                                Part IV


Annual Report on Form 10-K for the
year ended December 31, 1994.                                                   Part IV


Registration Statement on Form S-1                                              Part IV
(File No. 33-58258).


Registration Statement on Form S-1                                              Part IV
(File No. 33-48340).



           COMPLIANCE WITH COMPANY ACT REGULATIONS (BRITISH COLUMBIA)

         This Annual Report on Form 10-K is intended to comply with the requirements of Section 6 of the Company Act Regulations (British Columbia).



                                     PART I

ITEM 1.           BUSINESS.

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "intend", "believe", "seek", "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: approval by the U.S. Food and Drug Administration, business conditions and growth in certain market segments and general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

         PLC Systems Inc. ("PLC" or the "Company") has developed a patented high-powered carbon dioxide ("CO2") laser system known as The Heart Laser(TM)1 for broad application in the treatment of coronary artery disease in a surgical laser procedure developed by the Company and its clinical investigators known as transmyocardial revascularization ("TMR"). The Company believes that TMR using the Heart Laser may provide an alternative or adjunct therapy to conventional revascularization treatments, such as coronary bypass surgery and balloon angioplasty, which are currently used to bypass or reduce the blockage in coronary arteries afflicted with coronary artery disease.

         TMR, using the Heart Laser creates new channels in the heart that permit oxygenated blood present in the left ventricle of the heart to flow outwardly to the ischemic (oxygen starved) areas of the heart muscle affected by atherosclerosis. Through a small incision made between the patient's ribs, the Heart Laser is used to drill approximately 20-40 tiny holes from the exterior of the heart muscle into the interior of the left ventricle. This procedure is performed on a beating heart and does not require the use of a heart-lung machine. Clinical test results have indicated that through the body's normal healing process, the end of each hole on the exterior of the heart muscle closes, but the channels created into the interior remain open resulting in oxygenated blood flowing outwardly from the left ventricle to the ischemic areas of the heart muscle. Studies conducted at the Max Planck Institut in Germany using myocardial contrast echocardiography (MCE) demonstrated patent (open) channels in the heart muscles of TMR patients which was further confirmed by a study conducted at University Hospital in Hamburg, Germany using a revolutionary ultrasound system. The Company believes successful TMR may eliminate the need to bypass or clear the coronary arteries that normally supply oxygenated blood to the heart muscle.

         Under the Company's first indication for the Heart Laser, for which PLC has submitted a PreMarket Approval application, the U.S. Food and Drug Administration ("FDA") has authorized the Company to utilize the Heart Laser to treat patients who were not suitable for conventional bypass surgery or other revascularization procedures. Management believes that clinical testing to date has been positive, with benefits including reduced length of hospital stays by patients, more efficient all-inclusive treatment costs, reduction of angina pain, increased activity level, improved quality of life and reduced incidents of adverse side effects and restenosis compared to alternative treatments. Management notes, however, that TMR using the Heart Laser is still in the testing stage and that at this time no assurance can be given regarding the ultimate safety or efficacy of the device as treatment for cardiovascular disease.

         Well over 2,500 patients have been treated with TMR using the Heart Laser in the United States and overseas. The Heart Laser has been shipped to 19 sites in the United States and the Company had sold or placed (through December 31, 1996) 54 Heart Lasers overseas with an additional Heart Laser shipped for clinical evaluation. At the same time, a number of studies and scientific conferences have been held favorably reporting on the use of TMR using the Heart Laser as an adjunct or alternative to bypass and angioplasty procedures.

         Since January 1, 1996, the following accomplishments and significant events have taken place:

         PMA Application Receives "Filed" Status with the FDA. In February 1997, the Company received notification from the FDA that its PMA application was filed. Prior to this, the application was considered to be "submitted" and would be evaluated as to the completeness of the data prior to making a determination
--------------------

1.  The Heart Laser is a trademark of PLC Medical Systems, Inc.

on its substance. Filing is the last essential step prior to a panel review and approval. A PMA is considered filed with the FDA when sufficient information has been received to allow a final substantiative review and a panel meeting. A filed PMA with expedited review status is a top priority and should receive a timely evaluation and panel meeting. Management believes that the Company's Heart Laser study is the first and only PMA application for TMR to receive " filed" status with the FDA.

         Submission of Six Month Results of Controlled, Randomized Clinical Trial. In August 1996, the Company submitted six month results of its controlled, randomized clinical trial to the FDA comparing TMR using the Heart Laser to medical therapy. The study covered 100 patients conducted at 12 clinical sites in the United States with approximately one half of the patients being randomized to the group receiving TMR using the Heart Laser. The other half of the patient group received only medical therapy. Six month results showed that 71% of the TMR group demonstrated a decrease of at least two angina classes while the medical therapy group remained the same or worsened. The study also provided a direct comparison of mortality rates showing that patients treated with TMR had a mortality rate of 6% as compared to 16% for those treated with medical therapy.

         FDA Notification of Randomization Halt. In September 1996, the Company received notification from the FDA that the Company could halt the randomization of patients to medical management group in its study comparing patients who receive TMR using the Company's CO2 Heart Laser to patients receiving medical therapy only. This decision followed the Company's submission of results of its controlled, randomized study to the FDA in August.

         Move to Expanded Facility and Increased Number of Employees. In September 1996, the Company moved to a new 37,000 square foot facility in Franklin, MA, increasing its manufacturing capability to 250 Heart Lasers per year on a single shift. The number of employees both domestically and internationally increased significantly over the prior year.

         Continued Expansion of Sales and Marketing Activities. In 1996, the Company incorporated four new international sales subsidiaries in Germany, Switzerland, France and Singapore to further expand the Company's worldwide sales and marketing activities. In addition, the development of a domestic sales force was initiated with the hiring of a sales management team in anticipation of an FDA approval of the Heart Laser.

         Four International Patents Issued. During 1996, the Company was notified that its key patent, the heart synchronization patent was issued by the European Patent Office and by the Japanese Patent Office. In addition, two other laser technology patents were issued, one in Japan and one in Canada.

         Commencement of ISO 9001 Certification. In the spring of 1996, the Company initiated a program to meet ISO 9001 quality standards. ISO 9001 is a series of standards defining a quality system which is recognized internationally and is required by the European Community in 1998. The Company expects to receive this certification by the end of second quarter 1997.

BACKGROUND

         In 1981, the Company's Chairman, Dr. Robert I. Rudko, formed Laser Engineering, Inc. ("LEI"), now PLC Medical Systems, Inc., to commercialize the development of sealed-off carbon dioxide ("CO2") lasers. In 1988, the San Francisco Heart Institute advanced $250,000 to assist LEI in developing a high powered CO2 laser which could be used for TMR on a beating heart.

         In March 1991, PLC Systems Inc. ("PLC"), a publicly traded Canadian investment company, entered into a joint venture agreement with LEI and provided LEI with $3,000,000 in funding to continue development of the Heart Laser in return for 22.5% of the outstanding common stock of LEI and 50% of the outstanding common stock of Heart Laser, Inc. ("HLI"), a subsidiary of LEI established to develop the Heart

Laser. From February through June 1992, all of the stockholders of LEI exchanged their securities in LEI for approximately 3,400,000 shares of common stock of PLC, resulting in LEI and HLI becoming wholly owned subsidiaries of PLC. HLI was merged into LEI effective January 1, 1993. LEI changed its name to PLC Medical Systems, Inc. on January 1, 1995.

         In November 1990, the Company received a Phase I Investigational Device Exemption ("IDE") for its Heart Laser from the FDA. In granting the Phase I study, the FDA permitted the use of the Heart Laser for patients considered not suitable for any other intervention. Phase I trials were performed by Dr. John Crew at Seton Medical Center in Daly City, California and were completed in October 1991. In April 1992, the Company received Phase II clearance from the
FDA to perform TMR on 50 patients at four clinical sites. This clearance was periodically expanded to include 201 patients at eight clinical sites. This study has been completed and a PMA application was filed in February 1997. In 1995, the FDA granted three new IDEs for studies of TMR using the Heart Laser. The first was a 100 patient randomized study comparing TMR patients to patients receiving medical management. The second study is a 400 patient randomized trial comparing TMR patients to patients receiving a second bypass surgery. The third is a study comparing patients receiving TMR in conjunction with bypass surgery to patients receiving only conventional bypass surgery.

         Since April 1992, the Company has received nine U.S. patents relating to the underlying laser technology, the use of a laser on a beating heart, the Heart Laser handpiece, and other laser accessories. The Company also has 16 U.S. patent applications pending that cover various aspects of the technology for the Heart Laser and the process by which a laser is used to revascularize the myocardium, as well as other laser technologies. The Company also holds a number of foreign patents and patent applications.

         The Company was incorporated pursuant to the Company Act of British Columbia, Canada on March 3, 1987 and has its principal offices and manufacturing facilities at 10 Forge Park, Franklin, Massachusetts 02038. The Company's telephone number is (508) 541-8800. As used herein, the term "Company" means, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais Lda, PLC Sistemas Medicos Internacionais GmbH, PLC Medical Systems AG, PLC Medical Systems France and PLC Medical Systems Asia/Pacific Pte Ltd.

CARDIOVASCULAR DISEASE AND CURRENT THERAPIES

         Cardiovascular disease is the leading cause of death in the U.S. with more than 950,000 deaths annually. This represents over 40% of all U.S. deaths. Over 11 million Americans suffer from coronary heart disease with 350,000 new cases every year. Atherosclerosis, the principal form of cardiovascular disease and primary cause of heart attacks, is characterized by a progressive accumulation of fatty deposits known as "plaque" in the walls of arteries and the resulting narrowing of the interior of the arteries. Atherosclerosis reduces blood flow to the muscle wall ("myocardium") of the heart, causing ischemia and resulting angina pain and can further lead to a complete occlusion of the artery causing a heart attack. According to the 1997 Heart and Stroke Facts Statistics published by the American Heart Association (the "AHA"), approximately 501,000 coronary bypass operations were performed on 318,000 patients and 404,000 balloon angioplasty procedures were performed in the U.S. on 394,000 patients in 1994. The AHA estimates the cost of cardiovascular disease in 1997 at $259.1 billion, including physician and nursing services, hospital and nursing home services, the cost of medications and lost productivity resulting from disability.

         Management believes TMR utilizing the Heart Laser may provide a superior treatment for atherosclerosis which is intended to lessen the risk and improve the results compared to more traditional treatments. TMR is designed to be less invasive and less expensive than bypass surgery, and may avoid the restenosis problem inherent with bypass surgery and balloon angioplasty by not targeting the coronary arteries for treatment.


         Traditional treatment of atherosclerosis includes drug therapy, coronary bypass surgery and angioplasty. Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Bypass surgery involves cutting open the patient's chest, cutting through the sternum, connecting the patient to a heart-lung machine and stopping the heart, attaching a vein or artery removed from another part of the patient's body to create a bypass around the diseased blood vessel and restarting the heart. Current methods of bypass surgery typically cost between $25,000 to $45,000 and requires prolonged hospitalization and extensive recuperation periods. Certain patients are not suitable for bypass procedures, including those who have previously undergone bypass surgeries, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some diabetics, and others who are too ill to survive the use of a heart lung machine.

         A less invasive alternative to bypass surgery is balloon angioplasty. The most common form of angioplasty involves the use of balloon-tipped catheters inserted into a diseased artery. By inflating the balloon at the site of blockage ("lesion"), the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow. Because it is less traumatic and less costly, balloon angioplasty is preferred over bypass surgery when the blockages are not complicated and involve few coronary arteries. While offering certain benefits compared to bypass surgery, certain studies including the 1991 Coronary Artery Descriptors and Restenosis Study ("CADRE") and the 1993 Emory Angioplasty vs. Surgery Trial ("EAST") suggest restenosis or reocclusion is a serious problem with traditional angioplasty treatment. Newer angioplasty-type treatment includes atherectomy devices and stents. Atherectomy involves the use of a catheter that contains a rotating mechanical device to cut, grind away and remove the plaque. Metallic stents are inserted into the artery to permanently dilate the vessel.

         In addition to the more conventional treatment described above, there are a number of newer treatments and therapies including minimally invasive direct coronary artery bypass ("MIDCAB") and "trap door" coronary bypass. Some of these techniques may offer certain improvements in relation to conventional bypass treatments. Management believes that TMR can be used in conjunction with these less invasive procedures to more effectively revascularize the heart muscle.

TMR UTILIZING THE HEART LASER

         The main challenge in treating atherosclerosis is to allow adequate blood to flow to the heart muscle without significantly damaging the heart. Conventional and newer techniques described above are used to bypass, reopen or widen blocked or narrowed arteries and could eventually fail due to restenosis or natural disease progression. TMR using the Heart Laser involves a different technique where channels are created into the myocardium as a means of supplying oxygen-rich blood from the left ventricular chamber into the ischemic myocardium. TMR does not target the coronary arteries for treatment.

         Heart muscle, like all tissues of the body, must be constantly supplied with oxygen in order to function effectively. Oxygen is delivered to the myocardium by the blood, which is distributed to the myocardium through the right and left coronary arteries. If these arteries are narrowed or blocked as a result of atherosclerosis, oxygen-rich blood cannot supply the metabolic demand of the myocardium. Cardiovascular disease eventually may cause myocardial ischemia, often evidenced by severe and debilitating angina or chest pains caused by lack of oxygen to the heart muscle, which can progress to myocardial infarction (the death of an area of the heart muscle). Advanced multi vessel ischemic heart disease is typically treated with bypass surgery.

         During the TMR procedure, the patient is given general anaesthesia. An incision is made in the patient's side between the ribs, exposing the heart. The laser's output is computer synchronized with the patient's heartbeat, firing when the left ventricle is filled with blood and is electrically insensitive. The Company believes that synchronization minimizes arrhythmia (irregular heart beat) and associated morbidity and mortality. In fact, research studies conducted by the Texas Heart Institute indicated that failure to synchronize may lead to an 18 time increase in life threatening arrhythmia. The synchronization is covered under a patent owned by the Company and is accomplished using an EKG monitor located on the laser and a computer used to control the laser system. The Heart Laser is capable of drilling a transmural channel in less than 0.05 seconds in a patient whose heart has not been stopped and who has not been placed on a heart lung machine. The surgeon can vary the pulse width of the laser using a touch key control panel to accommodate for the thickness of the patient's heart muscle. Transesophageal (TEE) ultrasound is used to determine that complete channels are made by the laser. Generally, 20-40 new channels are drilled during the procedure to create new alternative channels for blood flow to the ischemic heart muscle. Each TMR procedure requires a sterile, single use, TMR kit containing a lens cell, assorted TMR hand pieces, EKG electrodes, drapes and other disposable items.

         In accordance with the FDA protocol governing the multi-center Phase II trial, all of the 201 study patients treated with the TMR procedure were critically ill with extensive coronary artery disease and were not suitable candidates for coronary bypass or angioplasty revascularization due to the severity of their coronary artery disease. Of the 201 study patients, 15 patients died within 30 days of the surgery and 17 died during the 12 months follow-up period. An additional seven patients died of other reasons. This mortality rate is well within the mortality range for second bypass surgery despite the fact that the TMR patients were much sicker than those who are typically eligible for a second bypass surgery. Physician reports indicate that none of these deaths were directly related to the TMR procedure.

         In July of 1995, the Company began a multi-center randomized control study comparing TMR using the Heart Laser to continued medical therapy for the treatment of end stage coronary artery disease in patients who were not suitable candidates for coronary bypass or angioplasty revascularization. For this study, the FDA authorized a 350 patient enrollment at 20 clinical sites. Following submission by the Company of preliminary study results, the FDA ended the randomization process of the study in September 1996, allowing all subsequent patients enrolled in the study to receive TMR treatment. Of the 198 patients randomized into the study, 97 patients have received TMR treatment and 101 were placed in the control arm of the study. Three of the 97 TMR patients died within 30 days of the surgery. As of March 1997, nine TMR patients died during the 12 month follow-up period. An additional three TMR patients died of other reasons. As of March 1997, 18 of the 101 patients randomized to the medical management group died.

         After the one year follow-up, the Company was no longer required by the FDA to ask patients to come in for regular testing, however, these patients are followed informally. In fact, one of the early patients remains angina free six years following the TMR procedure. Recent technical advances in echocardiography technology has made it possible to visualize blood flow in TMR channels at follow-up. These clinical findings confirm previous postmortem examination on two TMR patients treated with the Heart Laser which showed that the TMR channels were still open after three and twelve months. These channels were active and collateral growth (growth of new blood vessels) had occurred.

         Under the most recent FDA protocols, patient selection for the TMR procedure has been expanded to include patients, who while still challenging to treat are not necessarily considered end-stage coronary artery disease patients. The new FDA protocols include expanded applications for TMR (in lieu of repeat bypass surgery or in conjunction with a bypass surgery). Internationally, doctors have regularly been performing the TMR procedure in conjunction with traditional as well as MIDCAB bypass surgery. In certain countries in the Middle East, TMR is being employed as a first line intervention in the treatment of coronary artery disease.



POTENTIAL BENEFITS OF TMR

         Based on clinical results to date, the Company believes that TMR using the Heart Laser provides a number of benefits, although no assurance can be given that any of the mentioned benefits will be received by patients and no assurance can be given that the FDA will approve the Heart Laser. These anticipated benefits include:

         Potentially a Third Revascularization Option. In the future, TMR may be used on patients as an option to bypass or angioplasty procedures.

         Therapy for Patients Not Suitable for Coronary Bypass. TMR may allow patients who would otherwise not be suitable for coronary bypass surgery, and for whom other surgical or interventional techniques may not be available or advisable to alleviate the effects of atherosclerotic illness.

         Potential Use in Conjunction with Both Conventional and Minimally Invasive Coronary Bypass. TMR may allow the surgeon to provide oxygenated blood to areas of the heart muscle that are not accessible by coronary bypass grafts. With the advent of the "trap-door" procedure where coronary artery bypass graft surgery is performed on a beating heart, management believes that TMR will be an effective complement to this procedure. TMR can be performed on the anterior, posterior and lateral walls of the heart while the "trap-door" procedure usually is only performed on the anterior wall of the heart.

         Potentially Lower Medical Costs. Management believes the medical costs associated with TMR using the Heart Laser will be less than the costs of traditional bypass surgery which requires a larger surgical team, more supporting equipment and a longer hospital stay. Management currently estimates that the total cost for the TMR procedure will be approximately half of the cost of bypass surgery. The cost of TMR in some situations may also be less than angioplasty when combinations of additional devices such as atherectomy catheters, stents or intravascular ultrasound are required.

         Potentially Quicker Recovery. Since TMR using the Heart Laser is less invasive and does not involve stopping and starting the heart, the patient may recover more quickly than if conventional bypass techniques were used, with potentially reduced risk of complications compared with the risks associated with bypass surgery.

         Potentially Minimally Invasive Surgery. Management believes that development of a thoracoscopic delivery device, which is currently being tested, would allow TMR to be performed less invasively. Testing to date has been very encouraging. Management believes that a thoracoscopic delivery device could potentially reduce complication risks and the length of hospital stay as well as provide a further reduction in hospital and post operative costs.

         Not Dependent on Plaque Type or Location and Potentially Less Risk of Restenosis. Unlike angioplasty, atherectomy devices and stents, which may be more or less effective, depending on the composition, extent or location of the plaque occluding the artery and which have evidenced high restenosis rates, TMR is not dependent upon plaque type or location. Preliminary results from patients treated with TMR suggest less risk that the new channels created by the laser will become narrowed or blocked due to restenosis.

         Potential Therapy for Heart Transplant Patients. Management expects to submit an application for an IDE to study the results of TMR on transplant patients suffering from chronic rejection atherosclerosis.
Presently, the only treatment for this condition is re-transplantation.





DEVELOPMENT OF MARKETING STRATEGY

         The Company's strategy is to establish TMR using the Heart Laser as an appropriate means of treating patients suffering from atherosclerosis. Currently, the Heart Laser is an investigational device in the U.S. and cannot be marketed as a commercial product. The Heart Laser is commercially available outside the U.S. with the exception of Japan, Australia and certain countries in Southeast Asia, where governmental approval for commercialization is also required.

         The Company has also developed a number of single use surgical products to be used with the Heart Laser in performing TMR to address concerns regarding the spread of infections. The Company sells sterile, single use, TMR procedure kits containing components such as a lens holder, a set of handpieces, drapes and other TMR single use items. The Company also intends to sell individual handpieces. The Heart Laser handpieces have been incorporated under the IDE with the Heart Laser. In addition, the Company is seeking patent protection on these handpieces.

         The Company has developed a marketing strategy to address the difficulties of marketing high dollar capital equipment. In markets with minimal credit risk, economic stability, where health care is reimbursed, and where government regulations permit, the Company intends to market TMR on a usage basis whereby the hospital would receive a Heart Laser for an installation charge and would pay the Company for the use of the machine each time a TMR procedure is performed. The use of the machine would be subject to contractual yearly minimums for a defined period of time with renewal options. The Heart Laser would remain the property of the Company and would be depreciated. Repairs, maintenance, upgrades and disposables would be the responsibility of the Company. The Company refers to this approach as a placement contract. In unstable economic markets where credit risks are high, the Company's plan would be to sell the Heart Laser outright as capital equipment. The disposable sterile kits would be sold for each procedure, along with yearly maintenance contracts after expiration of the applicable warranty period. There is no single retail price for the Company's Heart Laser. The Company has several different marketing strategies to sell this product line depending upon the particular circumstances, including direct sales, sales through distributors and placement (leasing) type sale. Pricing varies depending upon the particular marketing strategy used and the country in which the Heart Laser is sold.

         United States. The Company's strategy is to obtain PMA approval from the FDA for the Heart Laser initially for patients who are not suitable for bypass surgery or other interventions. The Company submitted its PMA application for this indication in April 1995 which subsequently received expedited review status in May 1995. This application was filed by the FDA in February 1997. Given the current uncertainties on the time required by the FDA to approve a PMA application, the Company cannot project when, if at all, such approval would be received. While this PMA application is being evaluated by the FDA, the Company expects to continue to study the effectiveness of the Heart Laser for other indications. In the second quarter of 1995, the Company received clearance to conduct a randomized clinical trial on 400 patients who would normally be treated with a repeat bypass surgery. The Company also recently received clearance to conduct a patient feasibility study comparing patients who receive TMR in conjunction with bypass surgery to patients who receive only a conventional bypass surgery. Additional IDE's to study TMR on transplant patients and to study TMR performed through a thoracoscope are anticipated for the near future. As these studies are completed, the Company will submit the results to the FDA as a PMA supplement to expand the approved indications for the Heart Laser. The Company hopes to eventually request FDA clearance to use the Heart Laser as an alternative treatment for first bypass or angioplasty patients, although no assurance can be given that such FDA approval will be granted. (See "Government Regulation")

         The Company presently intends to utilize a direct sales force in the United States to market the Heart Laser to hospitals. In the fourth quarter of 1995, the Company hired a Vice President of Sales and Marketing for the Americas, a sales management team was hired in the fourth quarter of 1996 and a launch campaign is currently being established in anticipation of an FDA approval of the Heart Laser.


         International. The Company currently markets its Heart Laser overseas both directly and through distributors. In the fourth quarter of 1994, the Company incorporated an EC subsidiary, PLC Sistemas Medicos Internacionais Lda, in Madeira, Portugal and in the first quarter of 1996 a subsidiary was incorporated in Hamburg, Germany as a sales office to market the Heart Laser throughout Europe and the Middle East. In the fourth quarter of 1996, the Company incorporated two additional subsidiaries in Switzerland and France. All of the European subsidiaries include sales, service and clinical support personnel.

         PLC received the CE Mark for the Heart Laser in the third quarter of 1995. The CE Mark indicates that a product conforms to mandatory European safety and efficacy requirements. The approval allows the Company to sell the Heart Laser commercially in all European Community countries. In the spring of 1996, the Company began to pursue ISO 9001 as set out by the International Standards Organization which will be required by the European Community in 1998.

         The Company hired a Managing Director for the Far East and Australia in February 1995 to increase sales and marketing efforts of the Heart Laser in this part of the world through both direct sales and the use of distributors. In the third quarter of 1995, the Company signed a distributor agreement with IMATRON Japan to manage, fund and distribute the Heart Laser in accordance with Ministry of Health and Welfare ("MHW") clinical trials to be conducted in Japan. IMATRON Japan has informed the Company that the earliest MHW approval would occur, if at all, is in late 1997. IMATRON Japan is just one among several distributors working with PLC in the Asia/Pacific territory. The Company incorporated a subsidiary in Singapore in the fourth quarter of 1996 to handle sales and service for that area of the world.

         As of December 31, 1996, the Company had shipped 55 Heart Lasers to the international markets which include 32 to the Europe and Middle East, 19 to the Asia/Pacific and four to South America. Foreign sales may be subject to certain risks, including foreign medical, electrical and safety regulations, export and import restrictions, tariffs and currency fluctuations.

CUSTOMERS

         The Company operates in one industry segment: the development, manufacture and sales of medical lasers and related products. No one customer accounted for more than 10% of revenues in Fiscal 1996, one customer accounted for more than 43% of revenues in Fiscal 1995 and approximately 30% of product revenues in Fiscal 1994 came from two customers accounting for 16% and 14% of total revenues. In 1995, the customer, the Company's exclusive distributor in Japan, purchased six Heart Lasers. In 1994, one customer purchased a Heart Laser directly from the Company and the second customer was a distributor purchasing two Heart Lasers. Management does not believe that the possible lack of future relationships with any of these customers will have a material adverse effect on future revenues.

MANUFACTURING

         The Company manufactures and tests its products at its 37,000 square foot facility in Franklin, Massachusetts, approximately 40 miles west of Boston. The Company moved to this facility in September 1996 and believes that its manufacturing capacity will be sufficient to meet the market demands anticipated upon PMA approval.

         The Company purchases components for its laser systems and its related disposables from a number of sources, and management believes that most components are available from multiple sources. For those components that are single sourced, management has entered into exclusive supplier agreements which provide access to technologies, processes and bills of material to enable the Company to manufacture the components or to have the components manufactured elsewhere. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities to ensure compliance with good manufacturing practices ("GMP") compliance inspections conducted by the FDA. The Company's business is not subject to seasonal fluctuations.

GOVERNMENT REGULATION

         The Heart Laser, as well as other medical devices that have been and are being developed by the Company, are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the U.S. The Company's laser products are subject to additional FDA regulation under the Radiation Control for Health and Safety Act of 1968, which imposes labeling and other safety requirements related to radiation hazards. In addition, various foreign countries in which the Company's products are or may be sold impose additional regulatory requirements.

         The Heart Laser requires a PMA. The first step in the PMA application process is the submission to the FDA of the results of product tests, laboratory and animal studies and a request for permission to clinically evaluate the device in humans under an IDE. Initiation of the study requires the approval of the Institutional Review Board of the hospitals participating in the clinical trials and written, informed consent from all participating patients.

         After submitting an IDE application with the FDA in March 1990, the Company received agency permission to conduct a Phase I clinical evaluation of the Heart Laser in November 1990, although TMR procedures using the Heart Laser were conducted with the FDA's consent as early as January 1990. Dr. John Crew, a member of the Company's Medical Advisory Board, performed all of the Phase I tests of TMR using the Heart Laser at Seton Medical Center in Daly City, California. The Company submitted a Phase II supplement with the FDA in December 1991, which was allowed in April 1992. Under Phase II, up to 16 sites were permitted to use the Heart Laser which lead to the treatment of 201 patients with TMR, rather than the one site used for Phase I on 15 patients. The Phase II study protocol involved patients who suffer from severe coronary artery disease and who were not candidates for conventional CABG or angioplasty procedures. The sites for Phase II testing are sites which perform a large number of open heart procedures and are experienced in taking part in clinical trials.

         In May 1995, the Company received expedited review status for its PMA application. The FDA grants expedited review status for medical devices intended for use in the following circumstances; life threatening or irreversible debilitating condition with no alternative modalities, or for which the device provides an earlier diagnosis, a revolutionary breakthrough device, or a device whose availability is in the best interest of public health.

         In July of 1995, the Company began a randomized control study comparing TMR with the Heart Laser to continued medical therapy on end stage cardiac patients (Phase III). The FDA permitted this study to be carried out at up to 20 sites with enrollment of 350 patients. Based on the early results of this study submitted to the FDA in August of 1996, the FDA ended the randomization of the Phase III study in September 1996 allowing all future patients enrolled to receive TMR with the Heart Laser.

         In December 1996, the Company submitted an amendment to its PMA application to update and close the Phase II study with twelve month follow up on all enrolled patients (201) as well as including all the most current data on all patients enrolled in the Phase III study. On February 18, 1997, the FDA filed the Company's PMA as it determined that adequate information had been submitted to allow a substantive review and to commit its resources to this review through the remaining review process.

         The Company intends to submit future Heart Laser improvements to the FDA under IDE or PMA supplements. PMA supplements require the submission of the same type of information as required for a PMA application, but because the supplements need only contain sufficient information to support the change, they generally are more brief and the FDA attempts to act upon them in a shorter period of time, usually without an advisory panel review. However, the FDA may require full review and no assurance can be given that approval from the FDA will be received on a timely basis, if at all.

         International shipments of investigational medical devices are subject to FDA export requirements. In September 1995, the Company received the CE Mark under the European Medical Device Directive. The CE certification was forwarded to the FDA whereupon the FDA granted the Company permission to export the Heart Laser to any country within the European Community. For all other countries to which the Company wishes to export the Heart Laser, it must first obtain documentation from the medical device regulatory authority of such country stating that the sale of the device is not in violation of that country's medical device laws. This documentation is then submitted to the FDA with a request for a permit for export to that country. The regulatory review process varies from country to country. Through December 1996, the Company received permission to ship the Heart Laser into 27 countries and continues to obtain approval to ship into new foreign countries according to all the requirements of the FDA and the new host country.

         The  Company  is also  required  to  register  with the FDA as a device manufacturer and to list its devices. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. The last such inspection occurred on October 3, 1988. The
Company anticipates that future GMP inspections may be more frequent and more rigorous. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting Act regulations require that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its laser systems, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also prohibits an approved device from being marketed for unapproved applications. In addition to the requirements generally applicable to devices, there are additional regulatory requirements specifically applicable to lasers under the Radiation Control for Health and Safety Act of 1968 ("Radiation Act") and FDA regulations thereunder. The Company's laser products are subject to periodic inspection under the Radiation Act for compliance with labeling and other safety regulations. If the FDA believes that a company is not in compliance with the law, proceedings can be instituted to detain or seize products or force notification and correction of hazards or defects (including a recall), enjoin future violations and assess civil and criminal penalties against the Company, its officers or its employees. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

THIRD PARTY REIMBURSEMENTS

         Heath care providers, such as hospitals and physicians, that purchase medical devices such as the Heart Laser for use on their patients generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices.

         In November 1995, the FDA designated the Company's IDE for TMR with the Heart Laser as Category B for the Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program. This classification meant that procedures performed with the Heart Laser were eligible for Medicare reimbursement during the clinical trials. The rule allowing coverage for Category B devices left the coverage determination for procedures involving those devices to the discretion of local Medicare contractors, in the absence of a national coverage instruction.

         In February 1997, HCFA published a national noncoverage instruction for TMR based upon its belief that scientific evidence substantiating the safety and effectiveness of TMR is not currently available. It is not unusual for HCFA to deny reimbursement for procedures performed using devices which have not yet received FDA approval. The noncoverage instruction will apply to procedures performed on or after May 19, 1997 on Medicare beneficiaries. The Company has been actively working with HCFA staff to seek withdrawal or postponement of the noncoverage instruction. HCFA has agreed to look at the Company's safety and effectiveness data at the time of the FDA panel review.

         The Company believes, although no assurance can be given, that FDA approval may be granted this summer, and that the data submitted to support an FDA approval may warrant a withdrawal of the noncoverage instruction made by HCFA. The Company is not sure if any reversal in the coverage instruction will be product specific to the Heart Laser or industry-wide for TMR. The Company is also discussing the benefits of TMR and the potential adverse effects of HCFA's noncoverage instruction on the Medicare population with selected members of Congress.

         Even if a device has FDA clearance, Medicare and other third party payors may deny coverage if they conclude that TMR is not both reasonable, necessary and/or cost-effective. No assurance can be given that, even if coverage is granted, the payors' reimbursement levels will not adversely affect the Company's ability to sell its products. The Company believes that private insurance companies and HMO's have already made reimbursement for TMR procedures performed in some cases during its Phase II clinical trial. The market for the Company's products also could be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement policies and procedures.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. No claims have been made against the Heart Laser to date. The Company maintains product liability insurance with aggregate coverage limits of $4 million. No assurance can be given that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will be available at commercially reasonable terms or at all.

PROPRIETARY PROCESSES, PATENTS, LICENSES AND OTHER RIGHTS

         The Company's policy is to file patent applications to protect technology, inventions and product improvements. The Company also relies on trade secret protection for certain confidential and proprietary information.

         Since April 1992, the Company has received eleven U.S. patents, of which nine involve the Heart Laser and its related technologies. The first patent, which was issued in April 1992, provides patent protection until 2009 and relates to the underlying laser technology needed to create a pulsed, fast flow laser system (allowing the laser gas to flow through the laser to the vacuum at high speed). The second patent, which was issued in June 1992, provides patent protection until 2009 and relates to the use of a laser on a beating heart to revascularize the heart using TMR. The third patent, which was also issued in June 1992, provides patent protection until 2009 and relates to the system used to time the heart's contractions to synchronize the laser firing at the correct time. The fourth patent, which was issued in April 1993, provides patent protection until 2010 and relates to the Heart Laser handpiece, which is used to deliver the laser energy to the heart. The fifth patent, which was issued in June 1993, provides patent protection until 2010 and relates to a specialized laser beam manipulator used for conventional laser surgery. The sixth patent, which was issued in October 1993, provides patent protection until 2010 and relates to a self-aligning coupler for a laser endoscope. The seventh patent, which was issued in August 1994, provides patent protection until 2011 and relates to the synchronization of a surgical smoke evacuator to a laser system or other medical device. The eighth patent, which was issued in April 1996, provides patent protection until 2013 and relates to the use of an ECG monitor. The ninth patent, which was issued in September 1996, provides patent protection until 2013 and relates to medical laser technology. The tenth patent, which was issued in January 1997, provides patent protection until 2014 and relates to the Heart Laser handpiece. The eleventh patent, which was issued in April 1997, provides patent protection until 2014 and relates to the lens cell for the Heart Laser. The Company also has 13 U.S. patent applications pending relating to the Heart Laser handpiece, other technology used in the Heart Laser, technology associated with minimally surgical techniques and technologies associated with percutaneous TMR.

         In April 1996, the Company received patents from the European Patent Office and the Japanese Patent Office providing patent protection on its heart synchronization technology. Additional Japanese issued patents cover laser beam manipulation and a laser beam status indicator. In December 1996 a patent was issued in Canada covering a self aligning coupler for a laser endoscope. The Company has 30 patents pending related to the Heart Laser and its components in various international patent offices. The Company intends to file additional patent applications overseas in the next year. The Company expects to continue to file domestic and foreign patent applications on various features of the Heart Laser, although there can be no assurance that any additional patents will be issued.

         In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. (See "Item 3. Legal Proceedings")

         In January 1997, CardioGenesis Corporation, filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997, the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the German courts alleging infringement of its synchronization patent. (See "Item 3. Legal Proceedings")

         Although the Company believes its patents to be strong, successful litigation against these patents by a competitor could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors. The breadth of claims in medical technology patents involve complex legal and factual issues and therefore can be highly uncertain.

         The Company also relies upon unpatented proprietary technology and trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that the Company can meaningfully protect its rights in such unpatented technology. In addition, others may hold or receive patents which contain claims that may cover products developed by the Company.

         The Company believes its patents to be valid and enforceable. However, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         In February 1996, the Company filed suit against Eclipse Surgical Technologies, Inc. ("Eclipse") in the United States District Court for the District of Massachusetts alleging copyright infringement of certain copyrighted works and unfair and deceptive trade practices. (See "Item 3. Legal Proceedings")

         The Company believes that trademarks may be important to its business. The Company has a U.S. registered trademark for "THE HEART LASER AND DESIGN" which was issued on December 19, 1995 and three foreign registered trademarks for "THE HEART LASER," which were issued on September 9, 1991 in France, on March 29, 1993 in Switzerland and on March 31, 1994 in Japan. Additionally, the

Company has three pending U.S. trademark applications for "TMR and DESIGN", "HEART DESIGN" and "TMR TRANSMYOCARDIAL REVASCULARIZATION and Design" which were filed on July 13, 1995, July 20, 1995 and July 24, 1995 respectively. There is one pending foreign trademark application for "THE HEART LASER AND DESIGN" in Germany.

COMPETITION

         Many treatments are available for coronary artery disease. The Company believes that if the Heart Laser receives approval for expanded indications, the Heart Laser may be able to successfully compete with some of these technologies.

         The Company is aware of several other companies who have entered the TMR market or have announced their intention to enter the TMR market. Most of these companies are using holmium lasers, two are using an excimer laser and the third company recently announced its intention to develop a CO2 laser for TMR. Most of these companies are in the early stages of clinical tests or in the development of clinical testing. To date, the Company is not aware of any published, peer reviewed results suggesting that either of these laser sources are effective in performing TMR on humans. The Company is investigating whether these competitors violate in any way, existing patents issued to the Company and has brought claims against CardioGenesis in both the U.S. and in Europe. (See "Proprietary Processes, Patents, Licenses and Other Rights" and "Legal Proceedings")

         Several of the companies who have entered the TMR market are developing percutaneous methods of performing TMR. To date, the Company is not aware of any published, peer reviewed results suggesting that these approaches are effective. The Company is currently developing a proprietary percutaneous program using a CO2 laser.

         The Company believes that the primary competitive factors in the medical treatment of coronary artery disease are clinical efficacy, product safety and reliability, product quality, innovation, price, reputation for quality, customer service and ease of use. The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either directly or through outside parties. If a PMA is granted under expedited review in the current year, management expects that the Heart Laser would be the first FDA approved TMR device and should enjoy a significant market lead time over its competitors. No assurance can be given however that a PMA will be granted in the current year, if at all, and if granted, that it would necessarily be in advance of any competitors or provide the Company with a sustainable competitive advantage.

         If the FDA grants a PMA for TMR using the Heart Laser, the Company believes that the primary competitive factors within the interventional cardiovascular market are the ability to treat safely and effectively various types of coronary disease, physician familiarity with and acceptance of the procedure, third party reimbursement policies and to a lesser extent, ease of product use, product reliability, and price.

         The medical care products industry is characterized by extensive research efforts and rapid technological progress. New technologies and developments are expected to continue at a rapid pace in both industry and academia. Competition in the market for surgical lasers and for the treatment of cardiovascular disease is intense and is expected to increase. Management believes that the Heart Laser, if approved for general sale by the FDA, will compete primarily with conventional coronary bypass, balloon angioplasty and new coronary procedures (including atherectomy, laser angioplasty and metallic stents). Many of the companies manufacturing these devices have substantially greater capital, as well as greater research and development, regulatory, manufacturing and marketing resources and experience than the Company and represent significant competition for the Company. Such companies may succeed in developing products that are more effective or less costly in treating coronary disease than the Heart Laser, and may be more successful than the Company in manufacturing and marketing their products. No assurance can be given that the Company's competitors or others will not succeed in developing technologies, products or procedures that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Although the Company will continue to work to develop new and advance existing products, the advent of either new devices or new pharmaceutical agents could hinder the Company's ability to compete effectively and have a material adverse effect on its business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $2,835,000, $2,246,000 and $2,211,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Although the initial design of the Heart Laser is now completed, management expects to continue to refine the Heart Laser design, to develop new less invasive methods for use of the Heart Laser in TMR procedures including endoscopic and percutaneous delivery systems and to fund clinical trials. The Company intends to continue to monitor all technologies that may be applicable to TMR to maintain its leadership position in this marketplace.

EMPLOYEES

         As of March 28, 1997 the Company had 64 full-time domestic employees, including its executive officers. Of these, 13 are employed in general and administrative activities, nine are involved in sales and marketing, 17 are involved in research and development and 26 are involved in manufacturing. The Company also employs one part-time employee. None of the Company's employees are represented by a union. In addition, the Company has 17 full time employees/consultants for its international operations. Management considers its relations with employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY.

         In September 1996, the Company moved into its current 37,000 square foot facility in Franklin, Massachusetts where it maintains its principal executive offices and manufacturing operations. The premises are leased from an independent third party under a lease which expires in August 2001. The lease provides for two renewal periods of three years each. The total base rental payments for the term of the lease are approximately $296,400 per year plus operating and maintenance costs and real estate taxes.

ITEM 3.           LEGAL PROCEEDINGS.

         In February 1996, PLC Medical Systems, Inc. filed suit against Eclipse Surgical Technologies, Inc. ("Eclipse") in the United States District Court for the District of Massachusetts alleging copyright infringement of certain copyrighted works and unfair and deceptive trade practices. The Company is seeking injunctive relief and damages for, among other things, any profits derived by Eclipse, attorney's fees, treble damages and other relief. (See "Propietary Processes, Patents, Licenses and Other Rights")

         In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. The counterclaim seeks both injunctive relief and monetary damages against CardioGenesis. (See "Propietary Processes, Patents, Licenses and Other Rights")

         In January 1997, CardioGenesis Corporation, filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997 the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the German courts alleging infringement of its synchronization patent. (See "Propietary Processes, Patents, Licenses and Other Rights")


         The Company is not involved in any other litigation of a material nature.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Since September 17, 1992, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "PLC". From March 3, 1992 through September 16, 1992, the Company's Common Stock was traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On April 9, 1997 the closing sale price of the Company's Common Stock as reported by the AMEX was $17.50 per share.

         For the periods indicated, the following table sets for the range of high and low sale prices for the Common Stock as reported by AMEX from January 1, 1995.

                                                                       SALES
                                                                  HIGH       LOW
         1995

         First Quarter .......................................  $6.25      $3.58
         Second Quarter....................................... $11.88      $5.63
         Third Quarter ....................................... $20.63     $12.25
         Fourth Quarter ...................................... $20.38     $15.00

         1996

         First Quarter  ....................................... $34.88    $16.63
         Second Quarter........................................ $33.88    $20.38
         Third Quarter......................................... $28.63    $13.25
         Fourth Quarter........................................ $27.25    $19.63

         1997

         First Quarter ........................................ $27.63    $16.63
         Second Quarter (through April 9, 1997)................ $19.38    $17.25


         As of March 31, 1997, there were approximately 596 record holders of the Company's Common Stock. Management believes that there are approximately 4,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

         The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


         The following selected financial data with respect to the Company for the five years ended December 31, 1996, are derived from the audited financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.



                                              SELECTED FINANCIAL DATA
                                 (ALL AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)
                                          For the years ended December 31

                                    1996             1995             1994               1993             1992(a)
                                    ----             ----             ----               ----             -------
STATEMENT OF OPERATIONS DATA:
Revenue:
Product sales.................   $  9,082           $11,938         $ 5,068          $  3,322        $    2,431

Placement and service fees....      2,790             1,407             111               --                --

Costs and Expenses:
Cost of product sales.........      2,911             4,177           2,851             2,982             2,096

Cost of placement and service fees  1,155               386              17               --               --

Selling, general and administrative 7,023             5,035           3,030             2,637             2,712

Research and development .....      2,835             2,246           2,211             1,930               910

Write-off of purchased technology     --                --              --               --              24,287

Write-off of royalty interest.         --               --              --               --                 375
                              ------------    -------------   --------------    -------------      ------------

Income (loss) from operations.     (2,052)            1,501          (2,930)           (4,227)          (27,949)

Other income (expense)........        512               588             366               254              (187)
                               ----------        ----------      -----------       ----------       -----------

Income (loss) before income taxes  (1,540)            2,089          (2,564)           (3,973)          (28,136)

Provision for income taxes....          --               85             --               --                 --
                               ------------     -----------   --------------    -------------    --------------

Net income (loss).............    $(1,540)         $  2,004         $(2,564)          $(3,973)         $(28,136)
                                  ========         ========         ========          =======          ========

Net income (loss) per share..   $    (.09)       $      .12        $  (0.18)         $  (0.31)       $    (2.76)
                                ==========       ==========        =========         ========        ==========

Shares used to compute net
 income (loss) per share......     16,376            16,590          14,372            12,868            10,189

------------------

(a) The Statement of Operations for the year ended December 31, 1992 reflects the acquisition of Laser Engineering, Inc. ("LEI") as of March 6, 1992, using the purchase method of accounting. Due to the acquisition of LEI, there was a write-off of purchased technology which increased the net loss per share in that year by $2.38.



                                                 AS OF DECEMBER 31

                                    1996             1995              1994             1993             1992
                                    ----             ----              ----             ----             ----

BALANCE SHEET DATA:

Working capital ...............  $11,245            $13,541         $12,431           $5,873           $4,702

Total assets...................   19,417             18,290          14,337            7,595            6,806

Long term obligations..........       27                 32               7               14               15

Stockholders' equity ..........   16,467             15,508          13,059            6,658            5,380





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company was formed in 1987. In March 1991, the Company acquired a 22.5% interest in Laser Engineering, Inc. ("LEI") and a 50% interest in LEI's subsidiary, Heart Laser, Inc. ("HLI"). From March 1991 to March 1992, the Company's principal business activity was its investment in LEI and HLI. In March 1992, the Company acquired the remaining shares of LEI in exchange for shares of the Company. HLI was merged into LEI on January 1, 1993. LEI changed its name to PLC Medical Systems, Inc. on January 1, 1995.

        Prior to Fiscal 1994, a significant portion of the Company's product sales, gross profit and operating expenses was related to its general purpose CO2 surgical lasers, laser components and related accessories. The Company exited this part of its surgical laser business by the end of 1995 to focus its full resources on the Heart Laser. The exit strategy included fulfilling existing contracts and orders, and a sale of technologies associated with a part of this business.

        The Company has two marketing strategies for selling the Heart Laser and its related products; placement and sales. In countries where health care is reimbursed by the government or by private insurers, the Company's strategy is to be reimbursed for the use of the Heart Laser on a per procedure basis under a contractual agreement whereby the customer commits to a minimum number of procedures on a yearly basis. These contracts typically run for a minimum of three years and allow for the customer to exceed the contractual minimums. These contracts, referred to as placement contracts, are preferred to the sale strategy as the Company believes that the potential revenue stream is greater and more profitable. Sterile handpieces and other disposables are included in the per procedure fee.

        In countries where health care is not reimbursed by the government or insurance, or where credit risk is high, the Heart Laser is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Lasers directly and through distributors. These sales are classified as product sales.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        Total revenues of $11,872,000 for the year ended December 31, 1996 decreased $1,473,000 or 11% when compared to total revenues of $13,345,000 for the year ended December 31, 1995. For the year ended December 31, 1996, product sales of $9,082,000 decreased $2,856,000 or 24% when compared to product sales of $11,938,000 for the year ended December 31, 1995. The major factors in both of these year to date decreases are the number of Heart Lasers shipped and the method of sale. In 1996, there were 30 units shipped, 13 of which were sales, as compared with 23 shipped in 1995, 15 of which were sales. In addition, in 1995, the Company had a significant sale to a distributor IMATRON Japan ("IMATRON") of six Heart Lasers at approximately $5.7 million. In 1996, the Company did not have a comparable contract with IMATRON or any other distributor.

        Placement and service fees of $2,790,000 for the year ended December 31, 1996 increased 98% over placement and service fees of $1,407,000 for the year ended December 31, 1995 which reflects an increase in the number of Heart Lasers under placement contracts. In 1996 the Company had a total of 27 Heart Lasers under placement contracts as compared with a total of 11 in 1995.



        Total gross profit decreased to $7,806,000 or 66% of total revenues for the year ended December 31, 1996 as compared with $8,782,000 or 66% of total revenues for the year ended December 31, 1995. Gross profit on product sales decreased to $6,171,000 or 68% of product sales for the year ended December 31, 1996 from $7,761,000 or 65% of product sales for the year ended December 31, 1995. The decrease in gross margin dollars is a function of lower product sales discussed previously. The gross margin percentage on product sales increased slightly in 1996 as compared with 1995. During the year ended December 31, 1995, the Company expensed certain inventory related with the exit strategy of its general purpose CO2 surgical laser product line, which had an unfavorable impact on the gross margin percentage in 1995.

        Gross profit on placement and service fees of $1,635,000 or 59% for the year ended December 31, 1996 increased $614,000 when compared to $1,021,000 or 73% for the year ended December 31, 1995. In 1996, the Company had a majority of its placement contracts in their first contract year. The first year of a placement contract generally produces lower annual minimum contractual revenues than in subsequent years. In addition, the Company records installation revenue at the commencement of the placement contract. In 1996, the timing of both of these factors reflected a lower gross margin percentage when compared to 1995.

        Selling, general and administrative expenses of $7,023,000 for the year ended December 31, 1996 increased $1,988,000 or 39% when compared with $5,035,000 for the year ended December 31, 1995. In 1996, the Company expanded its international sales and marketing efforts with the establishment of four international subsidiaries in Europe and Asia, which accounted for more than one-third of the overall increase. In addition to the expansion internationally, the Company has also strengthened its domestic marketing efforts, increased overall staffing, and moved its operations to a new 37,000 square foot facility.

        Research and development expenditures of $2,835,000 increased $589,000 or 26% for the year ended December 31, 1996 when compared with $2,246,000 for the year ended December 31, 1995. The increase is primarily related to increased staffing requirements associated with growing demands for clinical study compilation and the development of a second generation Heart Laser.

        Other income of $512,000 for the year ended December 31, 1996 decreased $76,000 or 13% when compared to $588,000 for the year ended December 31, 1995. This decrease is the result of lower interest income due to lower interest rates throughout 1996 as compared to 1995. In addition, with the establishment of the Company's new subsidiaries in 1996, foreign currency transactions resulted in a $51,000 loss for the year ended December 31, 1996.

        There was no provision for income tax for the year ended December 31, 1996 due to the net loss of $1,540,000. Although the Company had sufficient net operating loss carryforwards to offset income taxes for the year ended December 31, 1995, the provision for income taxes represents the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards.

        The Company incurred a net loss for the year ended December 31, 1996 of $1,540,000 when compared to net income of $2,004,000 for the year ended December 31, 1995. This is a result of lower total revenues in 1996 when compared with 1995, coupled with higher overall expenses in 1996 related to both international and domestic expansion.

        The $.09 loss per share for the year ended December 31, 1996 was calculated using only the weighted average number of shares outstanding during the year. Earnings per share of $.12 for the year ended December 31,1995 was calculated using the weighted average number of shares outstanding during the year plus common stock equivalents which consisted of stock options granted to employees and stock warrants granted to underwriters and placement agents associated with the Company's 1992 public offering and 1994 directed public offering.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        Total revenues of $13,345,000 for the year ended December 31, 1995 increased $8,166,000 or 158% when compared to total revenues of $5,179,000 for the year ended December 31, 1994. For the year ended December 31, 1995, product sales of $11,938,000 increased $6,870,000 or 136% when compared to product sales of $5,068,000 for the year ended December 31, 1994. This increase was the result of the sale of six Heart Lasers approximating $5.7 million to IMATRON Japan ("IMATRON"). IMATRON is responsible for all matters related to obtaining full Ministry of Health and Welfare approval in Japan which requires clinical trials similar to those required by the Food and Drug Administration ("FDA") in the United States. The Company reported a net loss of $2,564,000 for the year ended December 31, 1994.

        Placement and service fees of $1,407,000 for the year ended December 31, 1995 increased $1,296,000 over placement and service fees of $111,000 for the year ended December 31, 1994. The first placement contracts were initiated in the fourth quarter of 1994 at two hospitals for less than three months in the 1994 fiscal year. At December 31, 1995, there were a total of eleven placement contracts covering time frames ranging from one month to the full fiscal year. The Company also started selling service contracts in the year ended December 31, 1995 which generated approximately $70,000 in revenues for the year.

        Total gross profit increased to $8,782,000 or 66% of total revenues for the year ended December 31, 1995 as compared with $2,311,000 or 45% of total revenues for the year ended December 31, 1994. Gross profit on product sales increased to $7,761,000 or 65% of product sales for the year ended December 31, 1995 from $2,217,000 or 44% of product sales for the year ended December 31, 1994. The significant increase both in dollars and in percentage reflects the significantly higher gross margins related to the IMATRON contract coupled with the positive impact of certain fixed overhead costs being leveraged over increased production.

        Gross profit on placement and service fees of $1,021,000 for the year ended December 31,1995 increased $927,000 when compared to $94,000 for the year ended December 31, 1994. These increases reflect the eleven placement contracts in effect for time frames ranging from one month to a full fiscal year in 1995 as compared with two placement contracts in effect for less than one quarter in Fiscal 1994.

        Selling, general and administrative expenses of $5,035,000 for the year ended December 31, 1995 increased $2,005,000 or 66% when compared with $3,030,000 for the year ended December 31, 1994. The majority of this increase is the result of expanded sales operations in Europe and Asia Pacific which accounted for approximately $1,313,000 or 65% of the increase coupled with increased salary expense related to expanded staffing domestically, increased legal expenditures associated with contract negotiations and increased consulting expenses associated with investor and public relations.

        Research and development expenditures of $2,246,000 increased $35,000 or 2% for the year ended December 31, 1995 when compared with $2,211,000 for the year ended December 31, 1994. This small increase is the result of the offset between expanded scientific subsidies, which increased approximately $400,000, reduced by the transfer of personnel and their related expenses from research and development into operations. This departmental transfer reflects the evolution of the Heart Laser from a research product to a full production product.

        Other income of $588,000 for the year ended December 31, 1995 increased $222,000 or 61% when compared to $366,000 for the year ended December 31, 1994. This increase is the result of higher interest income due to higher cash balances throughout 1995 as compared to 1994.


        Although the Company has sufficient net operating loss carryforwards to offset income taxes for the year ended December 31, 1995, the provision for income taxes represents the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards. There was no provision for income tax for the year ended December 31, 1994 due to the net loss of $2,564,000.

        Net income of $2,004,000 for the year ended December 31, 1995 reflects the positive impact of the IMATRON contract which resulted in the Company's first profitable year. IMATRON is the Company's exclusive distributor for the Japanese market which is the second largest medical market in the world.

        Earnings per share of $.12 for the year ended December 31,1995 was calculated using the weighted average number of shares outstanding during the year plus common stock equivalents which consisted of stock options granted to employees and stock warrants granted to underwriters and placement agents associated with the Company's 1992 public offering and 1994 directed public offering. The $.18 loss per share for the year ended December 31, 1994 was calculated using only the weighted average number of shares outstanding during the year.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1996, the Company had cash and cash equivalents of $3,039,000 and short-term investments of $5,470,000.

        During the year ended December 31, 1996, the Company received approximately $2,500,000 in proceeds from the exercise of stock options and warrants, and $119,000 from the repayment of shareholder loans. An additional $1,030,000 of cash resulted from the maturities of short-term investments which were not reinvested. Cash provided from operating activities approximated $3,100,000, principally related to its collection in January 1996 of its $5,700,000 outstanding receivable from IMATRON, offset by investments in inventories, and increases in prepaid expenses and other assets. Approximately $4,200,000 was used to acquire capital equipment, principally Heart Lasers used for placement contracts coupled with leasehold improvements related to the Company's new facility. On September 3, 1996, the Company moved into its new facility in Franklin, Massachusetts under a five-year operating lease.

        During the year ended December 31, 1995, the Company received approximately $399,000 in proceeds from the exercise of stock options, which includes a tax benefit relating to those options, and $69,000 from the repayment of shareholder loans. An additional $1,400,000 of cash resulted from the maturities of short term investments which were not reinvested. Cash used in operating activities approximated $3,200,000 principally related to its $5,700,000 outstanding receivable from IMATRON, which was collected in January 1996, offset by investments in inventories and increased current liabilities which include scientific subsidies. Approximately $1,600,000 was used to acquire capital equipment, principally Heart Lasers used for placement contracts.

        In February 1997, the Company's PreMarket Approval application ("PMA")was filed by the FDA. The Company believes this to be the final stage of a definitive process toward FDA approval, which is anticipated to occur in 1997. With this expectation of FDA approval, the Company is preparing to increase its production requirements, sales and marketing efforts and overall operating expenses. In order to be well positioned to meet these upcoming demands and the short term cash flow requirements under the placement strategy, the Company is currently exploring both debt and equity opportunities. Unanticipated decreases in operating revenues, increases in expenses, or a delay in the expected FDA approval, may adversely impact the Company's cash position. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

        The Company believes that periodic operating losses are possible until after such time as the Company receives its PMA from the FDA for the Heart Laser. The Company submitted its PMA application in April 1995. Although the Heart Laser has been granted "expedited review" status by the FDA, given the current uncertainties of the time required by the FDA to approve a PMA application, the Company cannot project when, if at all, such approval would be granted. Until PMA approval, future profitability will likely be determined by the number of international shipments and the related mix of sales and placements. In February 1997, the Company's PMA application was filed by the FDA. The filing of this expedited PMA application indicated that the FDA is prepared to prioritize and commit its resources to this application through the remaining review process. No assurance can be given that a PMA approval will be granted in 1997, if at all. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser. No assurance can be given that the Company will be successful in marketing the Heart Laser or that the Company will be able to operate profitably on a consistent basis.

         At December 31, 1996 the Company had U.S. net operating loss carryforwards available to reduce future taxable income which expire at various dates through 2010, and the Company had foreign net operating carryforwards of approximately $1.2 million. In addition, various other deferred tax assets have been generated related primarily to intercompany profit, accruals, and research and development tax credits.

         Since the Company believes that as of December 31, 1996 it is more likely than not, that all of the deferred tax assets will not be realized, no tax benefit for prior year losses and other deferred items has been provided. These amounts could provide a benefit to the Company in the future in profitable years, subject to the expirations noted.

NEW ACCOUNTING PRONOUNCEMENT

            None

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In July 1995, the Board of Directors of PLC Systems Inc. engaged Ernst & Young LLP to audit the accounts of the Company for the fiscal year ending December 31, 1995. Prior to the engagement of Ernst & Young, the Company had retained Coopers & Lybrand as its independent accountants. In July 1995, the Company requested that Coopers & Lybrand resign from the engagement. The resignation of Coopers & Lybrand as the Company's independent accountants was approved by the Company's Board of Directors based on a recommendation from the accountants committee. Coopers & Lybrand complied with the resignation request.

         There were no disagreements between the Company and its former independent accountants regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures in connection with the audit of each of the Company's fiscal years in the period January 1, 1991 through December 31, 1994 or at any time subsequent thereto and prior to such dismissal, which would have caused Coopers & Lybrand to make reference to the subject matter of such disagreement in connection with its report. There had been no "reportable events" (as defined by Regulation S-K Item 304(a) (1)(v)) during the period from January 1, 1991 through December 31, 1994 and during the period since December 31, 1994. In addition, the Company had not consulted another accountant regarding the application of accounting principles to a specified transaction.


         The report of such independent accountants upon the Company's financial statements for each of the Company's fiscal years in the period January 1, 1991 through December 31, 1994 contained neither an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the ages of and positions and offices presently held by each director of the Company.

                                                                                         CLASS TO
                                                                                        WHICH THE
                                                                                         DIRECTOR
         NAME                           AGE                   POSITION                    BELONGS
         ----                           ---                   --------                    -------

Robert I. Rudko, Ph.D.                   54          Chairman of the Board                      I
                                                     of Directors and Chief
                                                     Scientist

M. Lee Hibbs                             50          President, Chief Executive                II
                                                     Officer and Director

Edward H. Pendergast                     63          Lead Outside Director                      I

Harold P. Capozzi                        72          Director                                 III

H.B. Brent Norton, M.D.                  36          Director                                 III

Kenneth J. Pulkonik                      56          Director                                  II

Roberts A. Smith, Ph.D.                  68          Director                                 III



         The Company's Articles, as amended, provide that the members of the Board of Directors shall be classified and elected as nearby as possible into three classes, each with approximately one-third of the members of the Board of Directors. The classified board is designed to assure continuity and stability in the Board of Directors' leadership and policies. Dr. Rudko and Mr. Pendergast are classified as Class I directors and serve a three year term, expiring at the 1998 Annual Meeting, Messrs. Hibbs and Pulkonik are classified as Class II directors and serve until the 1997 Annual Meeting, and Drs. Norton and Smith and Mr. Capozzi are classified as Class III directors and serve until the 1999 Annual Meeting. The successors to the class of directors whose terms expire at that meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the Stockholders. Directors chosen to fill vacancies on a classified board shall hold office until the next election of the class for which directors shall have been chosen, and until their successors are duly elected by the Stockholders. Officers are elected by and serve at the discretion of the Board of Directors, subject to their employment contracts.

         The Company has agreed for five years from September 1992 to nominate and use its best efforts to cause the election of a designee of H.J. Meyers & Co., the Company's representative (the "Representative") in its September 17, 1992 public offering (the "Public Offering"), reasonably acceptable to the Company for election to its Board of Directors. The Representative selected Dr. Smith as its designee.

         Under British Columbia corporate law, a majority of the Company's directors must be residents of Canada and one director must be a resident of British Columbia. As a result, stockholders may be limited in the persons they can nominate and elect as directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock to file initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in beneficial ownership on Form 5 with the Securities and Exchange Commission ("SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for Fiscal 1996, except for two Form 4's representing the sale of an agreement of 4,250 shares by Harold P. Capozzi.

COMMITTEES

         The Board of Directors established an Audit Committee, a Compensation Committee and a Nominating Committee in January 1993.

         Messrs. Pulkonik and Pendergast serve as members of the Audit Committee. The Audit Committee is concerned primarily with recommending the selection of, and reviewing the effectiveness of, the Company's independent auditors and reviewing the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The Audit Committee reviews any transactions which involve a potential conflict of interest and the scope of independent audit coverages, the fees charged by the independent auditors, and internal control systems.

         Dr. Smith and Mr. Pendergast serve on the Compensation Committee. The Compensation Committee is responsible for setting and administering the policies which govern annual compensation for the Company's executives. The Compensation Committee negotiates and proposes to the Board of Directors compensation arrangements for officers, other key employees, certain consultants and directors of the Company. Following review and approval by the Compensation Committee of the compensation policies, all issues pertaining to executive compensation are submitted to the Board of Directors for approval.

        Dr. Rudko and Mr. Capozzi serve on the Nominating Committee, which was established for the purpose of nominating potential new directors. The
Nominating Committee will consider nominees recommended by stockholders. A stockholder wishing to nominate a candidate should forward the candidate's name and a detailed background of the candidate's qualifications to the Secretary of the Company.

         No director or executive officer is related to any other director or executive officer by blood or marriage.

BACKGROUND

         The following is a brief account of the business experience of each director:

         ROBERT I. RUDKO, PH.D. Dr. Rudko has served as Chairman of the Company since April 1992, President of the Company from April 1992 until October 1993, Chief Scientist of the Company since October 1993 and President of Laser Engineering, Inc. (now known as PLC Medical Systems, Inc. "PLC Medical"), a wholly owned subsidiary of the Company, since 1981. Dr. Rudko has 26 years of experience in the analysis, design, development, and manufacture of lasers and surgical laser systems. Prior to founding PLC Medical in 1981, Dr. Rudko was employed by the Research Division of Raytheon Company, a publicly traded defense contractor, from 1967 to 1981, first as a Senior Research Scientist and then as Principal Research Scientist. Dr. Rudko received his Ph.D. degree in electrical engineering from Cornell University.

         M. LEE HIBBS. Mr. Hibbs has served as a director of the Company since June 1994 and President and Chief Executive Officer of the Company since October 1993. From 1991 to September 1993, Mr. Hibbs was the President and Chief Operating Officer for Electro-Catheter Corp., a publicly traded, New Jersey manufacturer of cardiac catheters. From 1987 to 1991, Mr. Hibbs was the General Manager of the Interventional Cardiology Division for Mallinckrodt Medical, Inc., a division of publicly traded Mallinckrodt Group, a company that manufactures medical products and animal products. From 1985 to 1987, Mr. Hibbs was the Business Development and Marketing Manager, and from 1983 to 1985, Mr. Hibbs was a Product Manager, for the USCI International Division of C.R. Bard Inc., a publicly traded manufacturer of medical products. Prior to 1983, Mr. Hibbs held various sales and sales management positions in the surgical instruments, life support systems equipment, medical disposables and pharmaceuticals industries.

         EDWARD H. PENDERGAST. Mr. Pendergast was a director of PLC Medical from its incorporation in 1981 until 1992. Mr. Pendergast has served as a director of PLC Systems Inc. since September 1992 and as its Lead Outside Director since March 1995. Mr. Pendergast is the President of Pendergast & Company, a privately held management consulting firm. Mr. Pendergast also serves as acting Chief Executive Officer of Symbus Technology, Inc., a privately held software company. From 1984 to 1989, Mr. Pendergast served as the Chairman of Kennedy & Lehan, a public accounting firm. Mr. Pendergast also serves as a member of the Board of Directors of several private companies. Mr. Pendergast is a Certified Public Accountant and the former President of the Massachusetts Society of Certified Public Accountants.

         HAROLD P. CAPOZZI. Mr. Capozzi has served as a director of the Company since 1991. For approximately the last 25 years through the present, Mr. Capozzi has acted in various managerial and operational capacities for several family-owned businesses. These businesses, Capozzi Enterprises, Ltd., Pasadena Investments, Ltd. and Catalina Properties Ltd., operate primarily in the real estate and real estate leasing markets and are privately held. From 1986 to 1990, Mr. Capozzi served as the President of International Phoenix, a publicly traded mining development company. From 1987 to 1991, Mr. Capozzi was a director for Pineridge Capital Group Inc., a publicly traded venture capital company. From 1989 to 1991, Mr. Capozzi served as a director for International Pastel Food Corporation, a publicly traded food franchise company. He also served as a director for Consolidated General Western Industries Inc., a publicly traded holding company, from 1989 to 1991. From 1990 to 1991, Mr. Capozzi served as the President of Unilens Optical Corp., a publicly traded contact lens manufacturing company. From 1990 to 1993, Mr. Capozzi was a director of Aegis Resources Ltd., a publicly traded mining company. He has also served as a director for Comac Food Group Inc., from 1991 to 1993. He has been a director of Richland Mines Inc., a publicly traded company, since 1993.

         KENNETH J. PULKONIK. Mr. Pulkonik has served as a director of the Company since 1992. Mr. Pulkonik has served as President and Chairman of the Board of Rush Electronics Ltd. of Ontario, Canada, a privately held business, since 1983. Mr. Pulkonik has also served as the Chairman of the Board for Rush Corporation, the United States subsidiary of Rush Electronics Ltd., a privately held company, since 1987. In 1971, Mr. Pulkonik co-founded Rush Industries, Inc., a privately held industrial distributor to the electronics industry in the New England area.

         ROBERTS A. SMITH, PH.D. Dr. Smith has served as a director of the Company since January 1993. From 1980 to 1986 and from 1988 to 1994, Dr. Smith has been the President of Viratek, Inc., a pharmaceutical development company. He was the Vice President of SPI Pharmaceuticals, a pharmaceutical marketing company from 1990 to 1992, and from 1985 to 1988, Dr. Smith was the Vice President and a director of the Nucleic Acid Research Institute. Dr. Smith has been the Vice Chairman since 1992 and a founding director since 1959 of ICN Pharmaceuticals, Inc. From 1958 to 1987, Dr. Smith was a full Professor and from 1987 to the present, Dr. Smith has been a Professor Emeritus, at the University of California, Los Angeles where he instructs in biochemistry.

         H. B. BRENT NORTON, M.D. Dr. Norton has served as a director of the Company since June 1994. He has served since 1991 as the President of IMI Diagnatech Inc., a privately held biotechnology commercialization company. Additionally, since 1990, he has owned and been the President of the Ontario Workers Health Clinic, a privately held health assessment company. From 1990 to 1993, Dr. Norton was an associate at the Institute for Sport Medicine and Human Performance, a privately held provider of medical care to athletes. From 1989 to 1990, Dr. Norton served as the consultant Medical Director of Mueller Medical International Inc., a publicly traded medical technology company. Dr. Norton received his degree as a Doctor of Medicine from McGill University and a Master of Business Administration degree from the University of Western Ontario.



EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and significant employees of the Company, their ages and positions in the Company are as follows:

         NAME                       AGE                                           POSITION

Robert I. Rudko, Ph.D.              54               Chairman of the Board of Directors and Chief Scientist

M. Lee Hibbs                        50               President, Chief Executive Officer and Director

Patricia L. Murphy                  46               Chief Financial Officer and Treasurer

William Franks, Jr.                 39               Vice President of Operations - PLC Medical

Stephen J. Linhares                 40               Vice President of Research and Development and
                                                     Clinical Trials - PLC Medical

John R. Serino                      49               Vice President of Sales and Marketing - PLC Medical


         The following is a brief account of the business experience of each officer and key employee of the Company, other than Dr. Rudko and Mr. Hibbs, whose backgrounds are summarized above:

         PATRICIA L. MURPHY. Ms. Murphy has served as the Company's Chief Financial Officer and Treasurer since May 1992 and as PLC Medical's Corporate Controller since December 1991. Prior to joining the Company, she was Assistant Controller of Town & Country Corporation from 1989 to December 1991, a publicly traded jewelry manufacturer, and Corporate Controller at Bytex Corporation, a publicly traded manufacturer of computer network switching devices, from 1983 to 1989. Ms. Murphy has also worked in public accounting at Coopers & Lybrand LLP and is a Certified Public Accountant.

         WILLIAM S. FRANKS, JR. Mr. Franks has served as PLC Medical's Vice President of Operations since January 1996. From 1993 to 1995, Mr. Franks served as the Manager of Engineering Operations at Waters Corporation where he oversaw the manufacturing of liquid chromatography instruments for medical and pharmaceutical markets. From 1991 to 1993, Mr. Franks served as the Director of Manufacturing and Operations at Pfizer Hospital Products Group, Infusaid, which develops drug infusion pumps for use in chemotherapy. From 1988 to 1991, Mr. Franks was employed by Datamarine International and Data Industrial, a manufacturer of precision monitoring instrumentation as the Manager of Manufacturing Engineering, Quality Control and Facilities. From 1985 to 1988, Mr. Franks served as the Manager of Product Development and Instrument Manufacturing Engineering at Ciba Corning Diagnostics Corporation, a manufacturer of medical instruments. Mr. Franks also served in various engineering and development roles with Xerox Corporation from 1980 to 1984.

         STEPHEN J. LINHARES. Mr. Linhares has served as PLC Medical's Vice President of Research and Development and Clinical Trials since January 1996. Mr. Linhares was PLC Medical's Director of Engineering from 1987 to 1995. He joined PLC Medical in 1983 as an engineer and was subsequently appointed
Operations Manager in 1985 and Director of Engineering in 1987. His responsibilities currently include managing all aspects of PLC Medical's product research and development as well as clinical affairs. Prior to joining PLC
Medical, he was employed in the Research Division of Raytheon Company, a publicly traded defense contractor, as an Associate Scientist from 1979 to 1983.

         JOHN R. SERINO. Mr. Serino has served as PLC Medical's Vice President of Sales and Marketing since December 1995. From 1994 to 1995, Mr. Serino was the President of Paradigm Medical, Inc., a medical consulting company. From 1989 to 1994, Mr. Serino served as Vice President of Marketing at Medtronic Cardiopulmonary, a manufacturer of instruments used in open heart surgery. From 1976 to 1989, Mr. Serino held various positions at Shiley, Inc., a division of Pfizer Hospital, which manufactured and marketed specialty medical products for use in cardiovascular and respiratory care.

ITEM 11.  EXECUTIVE COMPENSATION

         During Fiscal 1996, the aggregate cash compensation paid or payable to the Company's executive officers was approximately $999,415.

         The following table sets forth the compensation paid to Dr. Rudko, the Company's Chairman and Chief Scientist, Mr. Hibbs, the Company's President and Chief Executive Officer, Patricia L. Murphy, the Company's Chief Financial Officer, John R. Serino, PLC Medical System's Vice President of Sales and Marketing and William F. Franks, Jr., PLC Medical System's Vice President of Operations with respect to services rendered to the Company during Fiscal 1996, Fiscal 1995 and Fiscal 1994.

                                            SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                                                          Compensation
                                      Annual Compensation                              Awards
     (a)                    (b)            (c)            (d)            (e)            (g)          (i)

                                                                            Securities
  Name and                                                                  Underlying
  Principal                                                   Other Annual    Options           All Other
  Position                 Year      Salary(1)           Bonus     Compensation(3)       (#)       Compensation
  --------                 ----      ---------           -----     ---------------       ---       ------------
Robert I. Rudko, Ph.D.     1996      $192,500        $  38,500(1)      $28,875               0     $        0
  Chairman of the          1995      $175,000        $  84,000(1)      $26,250         100,000     $        0
  Board and                1994      $132,692        $       0         $12,193               0     $    3,893(4)
  Chief Scientist

M. Lee Hibbs               1996      $215,000        $  43,000(1)      $32,250          25,000     $   23,540(5)
  President,               1995      $195,000        $ 113,600(1)      $29,250         100,000     $   13,170(5)
   Chief Executive Officer 1994      $171,665        $  45,000(2)      $ 6,000               0     $    5,790(5)
   and Director

Patricia L. Murphy         1996      $115,000        $  23,000         $17,250          10,000     $        0
   Chief Financial         1995      $100,000        $  15,000         $15,000          55,000     $        0
   Officer                 1994      $ 83,335        $  15,000         $ 6,000          30,714     $        0

John R. Serino             1996      $125,000        $  31,250         $ 6,000          50,000     $   10,390(5)
   Vice President of       1995(6)   $  4,800        $       0         $     0               0     $        0
   Sales and Marketing     1994(6)        N/A            N/A             N/A              N/A             N/A

William F. Franks, Jr.     1996      $ 87,500        $  11,375         $ 6,000          50,000     $        0
   Vice President of       1995(6)        N/A            N/A             N/A              N/A             N/A
   Operations              1994(6)        N/A            N/A             N/A              N/A             N/A


(1) Amounts shown indicate annual cash compensation earned and received by Dr. Rudko, Mr. Hibbs, Ms. Murphy, Mr. Serino and Mr. Franks. Executive officers, including Dr. Rudko, Mr. Hibbs, Ms. Murphy, Mr. Serino and Mr. Franks participate in the Company's group life, health and long-term disability insurance, at generally the same benefit levels as are available to all of the Company's full time employees. Effective in September 1994, the Compensation Committee recommended and the Board of Directors approved new employment agreements which provide for increases in the base salaries of Dr. Rudko and Mr. Hibbs from $100,000 and $160,000 to $175,000 and $195,000, respectively and benefits, to be selected by the executive, equal to 15% of his base salary. These new agreements, which expire on December 31, 1997, provide for annual reviews of salary increases and bonus plans by the Board of Directors for each fiscal year beginning January 1, 1996. Effective January 1, 1996, the base salaries of Dr. Rudko and Mr. Hibbs increased from $175,000 and $195,000 to $192,500 and $215,000, respectively. These agreements also provide that each of Mr. Hibbs and Dr. Rudko may receive a bonus, commencing with Fiscal 1995, of a sliding scale based upon the Company achieving a certain percentage of its annual plan for sales and placements of the Heart Laser, provided that the Company must achieve at least 70% of plan for the bonus to be paid. If the Company achieves at least 70% of its plan, the executive will receive 28% of his base salary as a bonus. If the Company achieves 100% of its plan the officer will receive 40% of his base salary. The bonus available provides for linear increases such that the maximum bonus the officer may receive is 120% of base salary if the Company achieves 190% of its plan. In addition, Mr. Hibbs was entitled to receive a bonus of $10,000 for each $1,000,000 in net earnings before tax earned in Fiscal 1995. Pursuant to the terms of these agreements bonuses in the amounts of $39,000 and $84,000 were paid to Dr. Rudko and $43,000 and $113,600 were paid to Mr. Hibbs for Fiscal 1996 and 1995, respectively.

(2) During Fiscal 1994, Mr. Hibbs was entitled to receive incentive compensation of $5,000 for each Heart Laser that the Company sold over the first five, to a maximum payment of $50,000. In Fiscal 1994, Mr. Hibbs received $35,000 as a result of such incentive compensation and an additional $10,000 as a result of other incentive compensation.

(3) In Fiscal 1995, the Compensation Committee approved a benefit allowance of up to 15% of base salary for Dr. Rudko and Mr. Hibbs. The determination of such benefits is up to the individual. Ms. Murphy was also given the same benefit allowance starting in Fiscal 1995. In Fiscal 1994, the Company made monthly compensatory automobile and insurance payments of approximately $1,016 for an automobile for Dr. Rudko and Mr. Hibbs and Ms. Murphy each received a $500 per month compensatory automobile allowance. In Fiscal 1996, the Mr. Serino and Mr. Franks each received a $500 per month compensatory automobile allowance.

(4) In Fiscal 1994, the Company paid on behalf of Dr. Rudko his share of premiums under a $1,000,000 reverse split-dollar key person life insurance policy, of which Dr. Rudko is a partial beneficiary.

(5) Represents payment of $23,540 in Fiscal 1996, $13,170 in Fiscal 1995 and $5,790 in Fiscal 1994 of a $42,500 moving allowance paid to Mr. Hibbs in connection with moving expenses. In Fiscal 1996, $10,390 was paid to Mr. Serino in connection with moving expense reimbursement.

(6) Mr. Serino joined the Company in mid December 1995 and Mr. Franks joined the Company in January 1996.

         The Company has no plans other than as set out herein pursuant to which cash or non-cash compensation was paid or distributed to the executive officers during Fiscal 1996 or is proposed to be paid or distributed in a subsequent year. No other compensation was paid by the Company to the executive officers during Fiscal 1996, including personal benefits and securities or property paid or distributed other than pursuant to a formal plan which compensation is not offered on the same terms to all full time employees, except as noted above.

         The following table sets forth the options granted to the named executive officers in Fiscal 1996.


                                         OPTION GRANTS IN FISCAL YEAR 1996
                                                                                                    Potential Realizable Value
                                                                                                  at Assumed Annual Rates of
                                                                                                     Stock Price Appreciation
                                    Individual Grants                                                    For Option Term (5)
------------------------------------------------------------------------------------------------------------------------------
         (a)                     (b)           (c)              (d)           (e)                 (f)               (g)
------------------------     ------------  --------------  ------------   ------------    -----------------     -------------
                                            % of Total
                              Number of       Options
                               Securities   Granted to
                              Underlying    Employees       Exercise or
                                Options       in Fiscal      Base Price   Expiration
        Name                 Granted (#)      Year(3)         ($/Sh)       Date(4)               5%                 10%
------------------------   --------------   ------------    --------------------------    ------------------     ---------

M. Lee Hibbs ..............    25,000(1)       5%             $14.88     07/16/2006         $226,000            $  573,000

Patricia L. Murphy ........    10,000(2)       2%             $16.31     01/01/2006         $102,600            $  260,000

John R. Serino ............    50,000(2)      10%             $16.31     01/01/2006         $513,000            $1,300,000

William F. Franks, Jr. ....    50,000(2)      10%             $16.31     01/01/2006         $513,000            $1,300,000


(1) These options were granted on July 17, 1996 and vest on the earlier of January 1, 2001 or when the PMA is received from the FDA.

(2) These options were granted on January 2, 1996 and vest in equal installments over a three year period beginning January 2, 1997.

(3) In Fiscal 1996, options to purchase 482,250 shares of Common Stock were granted to Company employees, including executive officers.

(4) The options are subject to earlier termination upon certain events related to termination of employment.

(5) Amounts for the named executives shown in these columns have been derived by multiplying (i) the difference between (a) the product of the per share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (b) the per share exercise price of the option; and (ii) the number of securities underlying the option. The dollar gains under these columns result from calculations assuming hypothetical growth rates as set by the Securities and Exchange Commission and are not intended to forecast possible future price appreciation, if any, of the Company's Common Stock.

         The following table indicates the options that were exercised in Fiscal 1996 and sets forth the value of outstanding options held by executive officers, directors and other employees of the Company as of December 31, 1996.



                                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                                             AND FY-END OPTION VALUES


         (a)                    (b)            (c)                     (d)                      (e)
                                                                     Number of
                                                                     Securities               Value of
                                                                     Underlying              Unexercised
                                                                    Unexercised             In-the-Money
                                                                      Options                 Options
                                  Shares                             at FY-End               at FY-End
                                Acquired                            Exercisable/           Exercisable/
         Name                  on Exercise       Value Realize ($)  Unexercisable       Unexercisable(1)(2)
         ----                  -----------       ------------- --- ----------------     -------------------

Robert I. Rudko, Ph.D.          27,100            $303,249(3)       139,567/233,333    $2,550,990/$4,254,660

M. Lee Hibbs                    25,000            $693,750(3)       341,667/158,333    $6,166,840/$2,593,410

Patricia L. Murphy              25,293            $276,362(3)       55,422/  34,999    $1,019,640/$  519,415

John R. Serino                       0                   0              0/   50,000    $       0/ $  294,000

William F. Franks, Jr.               0                   0              0/   50,000    $       0/ $  294,000


(1) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise prices of the option.

(2) The value of unexercised options is determined by multiplying the number of options held by the difference between the fair market value of the Common Stock underlying the options at the end of Fiscal 1996 ($22.19) per share as determined by the average of the high and low sale prices of the Common Stock as reported by the American Stock Exchange on December 31, 1996) and the exercise price of the options granted. Since the fair market value at the end of Fiscal 1996 was greater than or equal to the exercise price of the options held, all of the options included in this table are In-the-Money.

(3) The value realized is calculated by determining the difference between the fair market value of the Common Stock acquired at exercise and the exercise price.

COMPENSATION OF DIRECTORS

         Each of the directors other than Dr. Rudko and Mr. Hibbs receives a fee of $650 for each meeting of the Board of Directors plus reimbursement for related travel expenses and an additional $2,000 per quarter. Eligible directors also receive stock options pursuant to the Company's 1994 Formula Stock Option

Plan. See "Beneficial Ownership of Common Stock." In March 1995, Mr. Pendergast agreed to serve as the Lead Outside Director of the Company and effective January 17, 1997, he receives $4,000 per quarter for his services as lead outside director in addition to the fees and expenses referenced above. Mr. Pendergast may also receive $1,000 per day for other consulting activities provided to the Company on a pre-approved basis by the Board of Directors. Mr. Pendergast was also granted an option on August 4, 1995 to purchase up to 10,000 shares of Common Stock at an exercise price of $12.56 per share through August 3, 2005, subject to certain requirements and his continued service as Lead Outside Director for the Company. See "Beneficial Ownership of Common Stock." The Company has no arrangements, pursuant to which directors were compensated for their services in their capacity as directors during Fiscal 1996 or thereafter, except as described above.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         The Company has arrangements with respect to compensation received or that may be received by the named executive officers to compensate such officers in the event of termination of employment (resignation, retirement, change in control) or in the event of a change in responsibilities following a change in control. An employment agreement was entered into in May 1992 between Dr. Rudko and the Company and an employment agreement was entered into in October 1993 between Mr. Hibbs and the Company providing for payment of 24 months' base salary and prior bonus to Dr. Rudko and 12 months' base salary and prior bonus to Mr. Hibbs. The agreements were amended in September 1994 to provide that in addition to the severance benefits discussed above, in the event of a sale or change of control in the Company, and if Dr. Rudko or Mr. Hibbs' employment is terminated without cause, or if Dr. Rudko or Mr. Hibbs are transferred outside of Eastern Massachusetts or if either individual has a significant reduction in responsibility with the Company, then he shall be entitled to receive 299% of his prior year's compensation (as determined by Section 280G of the Internal Revenue Code of 1986, as amended). In addition, these employment agreements, as modified, provide that if either executive remains with the Company for one year after a sale or change of control in the Company, then he shall receive as a bonus an amount equal to 18 months of his then current base salary.

         In addition, the Company entered into an agreement with each of Ms. Murphy and Mr. Linhares in April 1996 that provide for a severance payment equal to 12 months' base salary if either Ms. Murphy or Mr. Linhares is terminated without cause. These agreements also provide that in the event of a sale or change of control in the Company, and if Ms. Murphy's or Mr. Linhares' employment is terminated without cause, or their base salary or Company-paid benefits are reduced, or if they are transferred outside of Eastern Massachusetts or if they have a significant reduction in responsibility with the Company, then they shall be entitled to receive 100% of their prior year's compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock, (ii) each of the Company's directors and
(iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.



                                                                             NUMBER
                                                                           OF SHARES
    NAME OF                                                               BENEFICIALLY         PERCENTAGE
BENEFICIAL OWNER(1)                                                           OWNED(2)          OF CLASS

Robert I. Rudko, Ph.D.(3) ........................................         1,269,013                7.6%

M. Lee Hibbs(4)...................................................           316,667                1.9%

Edward H. Pendergast(5)(6)(7)(8)..................................            98,892                *

Harold P. Capozzi(6)(9)(10).......................................            42,850                *

Kenneth J. Pulkonik(5)(6)(9)......................................            65,000                *

Roberts A. Smith, Ph.D.(6)(9)(11).................................            45,000                *

Brent H. B. Norton, M.D.(9)(12)...................................            37,000                *

Arab Banking Corporation..........................................           747,100                 4.5%

All directors and officers
 as a group (11 persons)..........................................         2,087,371                12.6%
(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)

--------------------
* Less than 1%.

(1) Each of such persons, with the exception of Arab Banking Corporation, may be reached through the Company at 10 Forge Park, Franklin, Massachusetts 02038. The address for Arab Banking Corporation is c/o Hughes Hubbard & Reed, One Battery Park Plaza, New York, New York 10004.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) The figures presented in the table include 100,000 shares of an option to purchase up to 300,000 shares of Common Stock through December 31, 1999 at a price of $4.00 per share, which option fully vests at December 31, 1999 or earlier upon receipt of PreMarket Approval ("PMA") of the Heart Laser from the FDA, except that all such options shall vest immediately in the event of a sale or acquisition of all or substantially all of the assets of the Company or the sale of all or substantially all of the Company's stock to an acquiring party. The figures in this table also include 39,567 shares of an option granted on March 3, 1995 to purchase up to 72,900 shares of Common Stock at an exercise price of $3.69 per share which fully vests on December 2, 1997 and terminates on March 2, 2005. Also includes 94,762 shares of Common Stock held by Dr. Rudko's wife, but as to which Dr. Rudko disclaims any beneficial interest. Excludes 13,750 shares of Common Stock held by Dr. Rudko's adult children, as to which he disclaims any beneficial interest.

(4) Includes 66,667 shares of Common Stock owned by M. Lee Hibbs, the Company's Chief Executive Officer. The figures presented in the table also include 250,000 shares of an option granted on September 23, 1993 to purchase up to 350,000 shares of Common Stock at an exercise price of $4.25 per share which fully vests on October 12, 1998 or earlier upon receipt of PMA of the Heart Laser from the FDA, except that all such options shall vest immediately in the event of a sale or acquisition of all or substantially all of the assets of the Company or the sale of all or substantially all of the Company's stock to an acquiring party. The options expire five years from the date on which the options vest in full. Excludes (i) an option granted on March 3, 1995 to purchase up to 33,333 shares of Common Stock at an exercise price of $3.69 per share, which vests on December 2, 1997 and terminates on March 2, 2005 and (ii) an option to purchase up to 25,000 shares of Common Stock granted on July 17, 1996 at an exercise price of $14.88 per share, which vests on the earlier of January 1, 2001 or when the PMA letter of approval is received from the FDA and terminates on July 16, 2006.

(5) Includes an option granted on September 16, 1993 to purchase up to 30,000 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003 which is fully vested.

(6) Includes an option granted on June 19, 1995 to purchase up to 10,000 shares of Common Stock at an exercise price of $10.44 per share through June 18, 2005 which is fully vested.

(7) Includes an option granted on August 4, 1995 to purchase up to 10,000 shares of Common Stock at an exercise price of $12.56 per share through August 3, 2005, which is fully vested. Excludes 1,000 shares of Common Stock owned by a trust established for the benefit of a child of Mr. Pendergast over which Mr. Pendergast has no control, and of which he disclaims any beneficial ownership.

(8) Includes an option granted on June 17, 1996 to purchase up to 20,000 shares of Common Stock at an exercise price of $24.50 per share through June 16, 2006, which is fully vested.

(9) Includes an option granted on June 17, 1996 to purchase up to 10,000 shares of Common Stock at an exercise price of $24.50 per share through June 16, 2006, which is fully vested.

(10) Includes an option granted on September 16, 1993 to purchase up to 5,662 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003 which is fully vested.

(11) Includes an option granted on September 16, 1993 to purchase up to 25,000 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003 which is fully vested.

(12) Includes an option granted on June 9, 1994 to purchase up to 27,000 shares of Common Stock at an exercise price of $4.63 per share through June 9, 2004 which is fully vested.

(13) Includes an aggregate of 105,715 shares owned by Patricia L. Murphy, the Company's Chief Financial Officer, consisting of (i) 50,293 shares of Common Stock owned by Patricia L. Murphy, the Company's Chief Financial Officer; (ii) 13,571 shares of an option granted on July 28, 1994 at an exercise price of $3.97 which is fully vested and terminates on January 5, 2004; (iii) 6,667 shares of an option granted on July 28, 1994 to purchase up to 13,333 shares of Common Stock at an exercise price of $3.97 per share, such option vests on July 28, 1997 and terminates on July 27, 2004; and (iv) 35,184 shares of an option granted on March 3, 1995 to purchase up to 53,517 shares of Common Stock at an exercise price of $3.69 per share, which vests on December 2, 1997 and terminates on March 2, 2005. Excludes an option to purchase up to 10,000 shares of Common Stock granted on January 2, 1996 at an exercise price of $16.31 per share, which vests in equal installments over three years beginning January 2, 1997 and terminates on January 1, 2006.

(14)     Includes an aggregate of 74,000 shares of Common Stock owned by Stephen
         J. Linhares, the Vice President of Research and Development and Clinical Trials of PLC Medical Systems, Inc. consisting of (i) 64,040 shares of Common Stock, (ii) 2,460 shares of an option granted on July 28, 1994 at an exercise of $3.97 per share, such option vests on December 31, 1996 and terminates on December 31, 2003; (iii) 5,000 shares of an option to purchase up to 15,000 shares of Common Stock granted on August 4, 1995 at an exercise price of $12.56 per share, such option vests in equal installments over three years beginning on August 4, 1996 and terminates on August 3, 2005; and (iv) 2,500 share of an option to purchase up to 5,000 shares of Common Stock granted on July 17, 1996 at an exercise price of $14.88 which vests on the earlier of August 1, 2001 or one half upon filing of the Company's PMA application with the FDA and one half upon receipt of the PMA from the FDA. Such option terminates on July 16, 2006.

(15) Includes an aggregate of 33,334 shares which includes 16,667 shares of an option to purchase up to 50,000 shares of Common Stock granted to each of Messrs. Franks and Serino on January 2, 1996 at an exercise price of $16.31 per share, such option vests in equal installments over three years beginning on January 2, 1997 and terminates on January 1, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1992, in connection with the acquisition of PLC Medical, several of PLC Medical's officers and directors issued non-recourse promissory notes (the "Notes") to PLC Medical to exercise their PLC Medical options, which options if not exercised would otherwise have been canceled. As of December 31, 1995, $119,000 of the Notes were outstanding from the following individuals; Ms. Murphy, the Company's Chief Financial Officer ($60,000), Mr. Linhares, PLC Medical's Vice President of Research and Development and Clinical Trials ($50,000) and a third party who is not an officer or director ($9,000). All of the Notes were paid during 1996.

         No insider of the Company and no associate or affiliate of the foregoing persons has or has had any material interest, direct or indirect, in any transaction since the commencement of Fiscal 1996 or in any proposed transaction which in either such case has materially affected or will materially affect the Company, except as described above.

         The Company believes that the aforementioned transactions were on terms as favorable as could have been obtained from independent third parties, and that any future transaction by the Company with its officers, directors or principal stockholders will be on terms no less favorable than could be obtained from independent third parties and will be subject to approval by a majority of the independent directors.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

            PLC SYSTEMS INC.                                                                           PAGE
            Report of Independent Auditors.....................................................        F-2
            Report of Independent Accountants..................................................        F-3
            Consolidated Balance Sheets as of December 31, 1996 and 1995 ......................        F-4
            Consolidated Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994.................................................        F-5
            Consolidated Statements of Stockholders' Equity  for the years ended
              December 31, 1996, 1995 and 1994.................................................        F-6
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994.................................................        F-7
            Notes to Consolidated Financial Statements.........................................        F-8


     (a)(2) Financial Statement Schedules.  The following financial statement schedules are filed herewith:

            Schedule II          Valuation and Qualifying Accounts.............................        S-1


            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits.

     (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

EXHIBIT
  NO.                            TITLE
  ---                            -----

  11        Statement regarding computation of per share earnings.

  21        Subsidiaries of the Registrant.

  23a       Consent of Coopers & Lybrand.

  23b       Consent of Ernst & Young LLP.

  27        Financial Data Schedule.

     (ii) The following exhibit was filed as part of the Company's Report on Form 8-K filed with the Commission on July 19, 1995 and is herein incorporated by reference:


EXHIBIT
  NO.                            TITLE

  16 Letter from Coopers & Lybrand to the Securities and Exchange Commission dated July 18, 1995 confirming certain disclosures.

    (iii) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Commission on March 31, 1995 and are herein incorporated by reference:

EXHIBIT
  NO.                            TITLE

  10a**     Revised Form of Key Employee Agreement for Dr. Robert I. Rudko.

  10b**     Revised Form of Key Employee Agreement for M. Lee Hibbs.

  10c**     1995 Stock Option Plan.

      (iv) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33- 58258) declared effective by the Commission on November 5, 1993 and are herein incorporated by reference:

EXHIBIT
  NO.                            TITLE

  10a**     1993 Stock Option Plan.

  10b       1993 Formula Stock Option Plan.

      (v) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33- 48340) declared effective by the Commission on September 17, 1992 and are incorporated herein by reference:

EXHIBIT
  NO.                            TITLE

  3a        Certificate of Incorporation.

  3b        Articles.

  4a        Rights of security holders (included in Exhibits 3a and 3b).

  4c        Specimen Stock Certificate.

  10g**     1992 Stock Option Plan.

----------------------------

** These exhibits relate to executive compensation plans and arrangements.

                                   SIGNATURES

            PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         PLC SYSTEMS INC.

Date:   April 15, 1997                   By: /s/   Robert I. Rudko, Ph.D.
                                            -----------------------------------
                                             Robert I. Rudko, Ph.D.
                                             Chairman of the Board of Directors
                                             and Principal Executive Officer

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                   Name                                          Capacity                            Date
                   ----                                          --------                            ----

       /s/  Robert I. Rudko, Ph.D.            Chairman of the Board of Directors                 April 15, 1997
------------------------------------------
             Robert I. Rudko, Ph.D.            (Principal Executive Officer)


       /s/  Patricia L. Murphy                Chief Financial Officer                            April 15, 1997
---------------------------------------------
              Patricia L. Murphy               (Principal Financial and Accounting
                                               Officer)


                                              President and Chief Executive Officer              April 15, 1997
----------------------------------------------
             M. Lee Hibbs


       /s/  Harold P. Capozzi                 Director                                           April 15, 1997
---------------------------------------------
             Harold P. Capozzi


       /s/  H.B. Brent Norton, M.D.           Director                                           April 15, 1997
----------------------------------------
             H.B. Brent Norton, M.D.


       /s/  Edward H. Pendergast              Director                                           April 15, 1997
------------------------------------------
             Edward H. Pendergast


       /s/  Kenneth J. Pulkonik               Director                                           April 15, 1997
--------------------------------------------
             Kenneth J. Pulkonik


       /s/  Roberts A. Smith, Ph.D.           Director                                           April 15, 1997
-----------------------------------------
             Roberts A. Smith, Ph.D.

                                PLC SYSTEMS INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 1996, 1995, 1994












                                PLC SYSTEMS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                      PAGE
Report of Independent Auditors.........................................................................F-2

Report of Independent Accountants......................................................................F-3

Consolidated Balance Sheets as of December 31, 1996 and 1995...........................................F-4

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994............................................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
   1995 and 1994.......................................................................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994............................................................................................F-7


Notes to Consolidated Financial Statements.............................................................F-8

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts......................................................S-1







                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 1996 and 1995, and the consolidated results of its operations, stockholders' equity and cash flows for the two year period ended December 31, 1996 in conformity with generally accepted accounting principles.


Ernst & Young LLP


Boston, Massachusetts
February 21, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders of
  PLC Systems Inc:


We have audited the consolidated balance sheets of PLC Systems Inc. as at December 31, 1994, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the above mentioned consolidated financial statements, we have also audited the related consolidated financial statement schedule, for the year ended December 31, 1994, listed in Item 14 (a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards, which are substantially in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. As required by the British Company Act we report that, in our opinion, these principles have been applied on a consistent basis.



Coopers & Lybrand

Vancouver, B.C.
March 1, 1995

\


                                PLC SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)


                                                                                1996                1995
                                                                                ----                ----
                                                      ASSETS
Current assets:
    Cash and cash equivalents ...........................................     $ 3,039             $   704
    Marketable securities ...............................................       5,470               6,500
    Accounts receivable, net ............................................       2,635               6,749
    Inventories, net ....................................................       2,345               1,789
    Prepaid expenses and other current assets ...........................         679                 488
                                                                              -------             -------
        Total current assets ............................................      14,168              16,230

Equipment, furniture and leasehold improvements, net ....................       4,712               1,692
Other assets ............................................................         537                 368
                                                                              -------             -------
       Total assets .....................................................     $19,417             $18,290
                                                                              =======             =======


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................     $   867             $   546
    Accrued clinical costs ..............................................         935                 854
    Accrued compensation ................................................         467                 777
    Deferred revenue ....................................................         339                 166
    Other accrued liabilities ...........................................         315                 346
                                                                              -------             -------
       Total current liabilities ........................................       2,923               2,689

Deferred revenue ........................................................          -                   61
Capital lease obligations ...............................................          27                  32
Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 25,000 shares
         authorized, 16,513 and 15,944 shares issued
         and outstanding in 1996 and 1995, respectively .................      54,030              51,411
Accumulated deficit .....................................................     (37,129)            (35,589)
Foreign currency translation ............................................        (434)               (314)
                                                                              -------             -------
 ........................................................................      16,467              15,508
                                                                              -------             -------
       Total liabilities and stockholders' equity .......................     $19,417             $18,290
                                                                              =======             =======





        The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                The Years Ended December 31, 1996, 1995 and 1994
                      (In thousands, except per share data)





                                                                  1996                1995            1994
                                                                  ----                ----            ----
Revenues:
     Product sales ...........................................   $ 9,082            $11,938          $ 5,068
     Placement and service fees ..............................     2,790              1,407              111
                                                                 -------           --------          -------
        Total revenues .......................................    11,872             13,345            5,179

Cost of revenues:
   Product sales .............................................     2,911              4,177            2,851
   Placement and service fees ................................     1,155                386               17
                                                                 -------           --------          -------
        Total cost of revenues ...............................     4,066              4,563            2,868
                                                                 -------           --------          -------

Gross profit .................................................     7,806              8,782            2,311

Operating expenses:
   Selling, general and administrative .......................     7,023              5,035            3,030
   Research and development ..................................     2,835              2,246            2,211
                                                                 -------           --------          -------
      Total operating expenses ...............................     9,858              7,281            5,241
                                                                 -------           --------          -------

Income (loss) from operations ................................    (2,052)             1,501           (2,930)
Other income, net ............................................       512                588              366
                                                                 -------           --------          -------
Income (loss) before provision for income taxes ..............    (1,540)             2,089           (2,564)

Provision for income taxes ...................................        -                  85              -
                                                                 --------          ---------         ------
Net income (loss) ............................................   $(1,540)          $  2,004          $(2,564)
                                                                 ========          ========          =======

Net income (loss) per share ..................................     $(.09)              $.12            $(.18)

Shares used to compute net income (loss) per share ...........    16,376             16,590           14,372





         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY For The Years Ended December 31, 1996,
                                  1995 and 1994
                                 (In thousands)


                                                                                           Foreign
                                                      Common  Stock        Accumulated     Currency
                                                  Shares       Amount        Deficit      Translation       Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993 ..................    13,338         41,975       (35,029)          (288)        6,658

Public offering, net of offering
   costs of $872 ............................     2,500          8,502                                      8,502

Exercise of stock warrants ..................         7             25                                         25

Repayment of stockholder notes ..............         -            441                                        441

Net loss ....................................                                 (2,564)                      (2,564)

Currency translation adjustment .............                                                    (3)           (3)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994 ..................    15,845         50,943       (37,593)          (291)       13,059

Exercise of stock options ...................        99            399                                        399

Repayment of stockholder notes ..............         -             69                                         69

Net income ..................................                                  2,004                        2,004

Currency translation adjustment .............                                                   (23)          (23)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995 ..................    15,944         51,411       (35,589)          (314)       15,508

Exercise of stockholder warrants ............       351          1,680                                      1,680

Exercise of stock options ...................       218            820                                        820

Repayment of stockholder notes ..............         -            119                                        119

Net loss ....................................                                 (1,540)                      (1,540)

Currency translation adjustment .............                                                  (120)         (120)
-------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996 ..................    16,513        $54,030      $(37,129)         $(434)      $16,467
                                              =====================================================================






         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                The Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                     1996           1995                  1994
                                                                     ----           ----                  ----
Operating activities:
   Net income (loss) .........................................   $(1,540)            $2,004          $(2,564)

   Adjustments  to reconcile  net income  (loss) to
   net cash provided by (used for) operating activities:
      Depreciation and amortization ..........................     1,228                565              418
      Change in assets and liabilities:
           Accounts receivable ...............................     4,149             (6,387)             182
           Inventory .........................................      (556)              (435)             254
           Prepaid expenses and other assets .................      (359)              (399)            (181)
           Accounts payable ..................................       303                220              117
           Deferred revenue ..................................       107                 33              194
           Accrued liabilities ...............................      (252)             1,225               48
                                                                --------          ---------          -------
Net cash provided by (used for) operating activities .........     3,080             (3,174)          (1,532)

Investing activities:
   Purchase of marketable securities .........................   (19,419)            (8,500)          (7,858)
   Maturities of marketable securities .......................    20,449              9,858               -
   Purchase of fixed assets ..................................    (4,216)            (1,584)            (400)
                                                                --------          ---------          -------
Net cash used for investing activities .......................    (3,186)              (226)          (8,258)

Financing activities:
   Net proceeds from sale of common stock ....................     2,499                388            8,527
   Tax benefit relating to stock option plans ................        -                  11              -
   Repayment of stockholder notes ............................       119                 69              441
   Principal payments on capital lease obligations ...........       (13)               (17)             (17)
                                                                --------          ---------          -------
Net cash provided by financing activities ....................     2,605                451            8,951

Effect of exchange rate changes on cash and cash
 equivalents .................................................      (164)               (46)              (4)
                                                                --------          ---------          -------
Net increase (decrease) in cash and cash equivalents .........     2,335             (2,995)            (843)

Cash and cash equivalents at beginning of year ...............       704              3,699            4,542
                                                                --------          ---------          --------
Cash and cash equivalents at end of year .....................  $  3,039          $     704          $ 3,699
                                                                ========          =========          =======

Supplemental disclosure:
   Interest paid .............................................  $      1          $       6          $     4
   Income taxes ..............................................  $     91          $       -          $     -






         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




 1. NATURE OF BUSINESS

         The Company is a multinational manufacturer of medical lasers and related products operating primarily in the United States with sales offices in Europe and the Pacific Rim. The Company's primary product is The Heart Laser(TM)1 ("Heart Laser") which is a patented CO2 laser used for a surgical technique known as Transmyocardial Revascularization. The Company is currently conducting clinical tests of the Heart Laser in the United States under the regulation of the Food and Drug Administration. The Heart Laser is being marketed internationally in countries where it has received regulatory approvals and in other countries where no approval is required.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

         The consolidated financial statements include the accounts of PLC Systems Inc. (PLC or the "Company") and its six wholly-owned subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais, Lda, PLC Sistemas Medicos GmbH, PLC Medical Systems AG, PLC Medical Systems Asia/Pacific Pte Ltd and PLC Medical Systems France. All intercompany accounts and transactions have been eliminated.

    Cash and Marketable Securities

         Investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Marketable securities are stated at cost, which approximates fair value. Cash equivalents and marketable securities, which are classified as available-for-sale securities consist primarily of time deposits, bankers acceptances and obligations of U.S. government and agencies. There were no unrealized gains or losses at December
31, 1996, 1995 or 1994. As of December 31, 1996, cash and cash equivalents include $200,000 reserved for the guarantee of a certain inventory purchase under a standby letter of credit. The standby letter of credit will be reduced by actual purchases made.

    Inventory

         Inventory is stated at the lower of average cost or market value.

    Equipment, Furniture and Leasehold Improvements

         Equipment, fixtures and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

                                   (Continued)
--------------------

1.  The Heart Laser is a trademark of PLC Medical Systems, Inc.

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



    Revenue Recognition

         Revenues from product sales, except sales to certain distributors, are recognized at the time of shipment. Shipments made to distributors, where payment is dependent on the resale of the product, are recognized at the time of payment from the distributor. Revenues from placement contracts are recognized as earned based on the terms of each placement contract. Revenues from service contracts are recognized ratably over the life of the contract.

         As of December 31, 1996, future minimum revenues under existing placement contracts are as follows (in thousands):
                                                       Minimum
                                                       Contract
             Year                                      Revenue

             1997 ..................................   $ 3,631
             1998 ..................................     3,669
             1999 ..................................     2,360
             2000 ..................................     1,659
             2001 ..................................     1,794
           Thereafter ..............................        93
                                                       -------
                                                       $13,206
                                                       =======

    Foreign Currency Translation

         Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation are accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are recorded in the accompanying statements of operations and are not material.

    Net Income (Loss) per Share

         Net income per share is calculated using the weighted average number of shares and share equivalents outstanding during the period which consist of stock options and stock warrants. The net loss per share is calculated using the weighted average number of shares outstanding and does not include share equivalents.

    Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25 Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the stock option plans.

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



    Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has provided a valuation allowance for all deferred tax assets due to the inability to assume the realization of such tax benefits in the foreseeable future.

    Impact of Recently Issued Accounting Standards

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In 1996 the Company adopted Statement 121 which did not have a material impact on the financial statements.

3.  INVENTORIES

     Inventories consist of the following at December 31 (in thousands):

                                                 1996               1995
                                                 ----               ----

                  Raw materials .............   $1,043            $  644
                  Work in process ...........      306                56
                  Finished goods ............      996             1,089
                                                ------            ------
                                                $2,345            $1,789
                                                ======            ======


4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

                                                 1996              1995
                                                 ----              ----

     Equipment ...............................  $1,995            $1,447
     Equipment under placement contracts .....   3,387             1,240
     Office furniture and fixtures ...........     834               327
     Equipment under capital lease ...........     284               278
     Leasehold improvements ..................     576                47
                                                ------            ------
                                                 7,076             3,339
     Less accumulated depreciation
         and amortization ....................   2,364             1,647
                                                ------            ------
                                                $4,712            $1,692
                                                ======            ======

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



         Equipment under placement contracts represents Heart Lasers that the Company has provided to customers under contracts which require the customers to pay a fee for each use of the equipment, subject to guaranteed annual minimum fees. The Company maintains title to the equipment, which is depreciated over the term of the contract, and is responsible for maintenance.

5.  STOCKHOLDERS' EQUITY

         The Company has three stock option plans, the 1992 Stock Option Plan ("1992 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1995 Stock
Option Plan ("1995 Plan"), which provide for option grants to primarily employees, officers and consultants. The Plans allow for the granting of options aggregating 2,505,000 shares of common stock. All of the Plans consist of both incentive stock options and nonqualified options. Incentive stock options are issuable only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants, and others, as well as to employees. The options granted under all the Plans generally become exercisable ratably over one to three years from the date of grant, or based on the attainment of specific performance criteria, and expire ten years from the date of grant.

         The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant nonqualified options at an exercise price of at least 85% of the fair market value of the common stock on the date the option is granted.

         The Company also has the 1993 Formula Stock Option Plan (the "Formula Plan") that provides for the grant of nonqualified options to nonemployee directors to purchase up to 250,000 shares of common stock. The Plan is administered by the Board of Directors. Annually, the Company grants 10,000 options to each of its nonemployee directors. A director must attend at least 60% of all Board meetings, as well as committee meetings, to receive the grant. The options vest over one year on a quarterly basis and expire ten years from the date of grant. The exercise price is the fair market value of the Company's common stock on the last business day preceding the date of grant.

         The following is a summary of option activity under all Plans (in thousands, except per option data):

                                            1996       1995        1994
                                            ----       ----        ----

Outstanding at beginning of year .........  1,635      1,153         965
    Granted ..............................    500        615         188
    Exercised ............................   (220)       (99)          0
    Canceled .............................     (1)       (34)          0
                                            -----      ------      -----

Outstanding at end of year ...............  1,914      1,635       1,153
                                            =====      =====       =====

Exercisable at end of year ...............    874        693         271

Available for grant at end of year .......    521        321         202

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



                                                                  1996               1995               1994
                                                                  ----               ----               ----
Weighted - average exercise price:
         Outstanding at beginning of year ....................   $ 4.67              $4.15             $4.13
         Granted .............................................   $17.83              $5.49             $4.22
         Canceled ............................................   $ 3.97              $3.69                 -
         Exercised ...........................................   $ 3.73              $4.09                 -
         Outstanding at end of year ..........................   $ 8.18              $4.67             $4.15
         Exercisable at end of year ..........................   $ 5.34              $4.22             $4.19

Weighted - average fair value of
     options granted during the year .........................   $ 5.56                  -                 -

Price range per share of outstanding options ............    $ 3.69 - $24.50     $3.69 - $16.25    $3.94 - $7.25
Price range per share of options granted ................    $14.88 - $24.50     $3.69 - $16.25    $3.97 - $5.38
Price range per share of options exercised ..............    $ 3.69 - $16.25     $3.69 - $ 7.25          -


         Exercise prices for options outstanding as of December 31, 1996 ranged from $3.69 to $24.50. The weighted - average contractual life of those options is 7.2 years.

                            Range of Exercise Prices

                                             $3.69 - $5.38      $8.06 - $12.56     $14.88 - $21.63         $24.50
                                             -------------      --------------     ---------------         ------

Options Outstanding:
Number (In thousands) .......................     1,281              105                 468                 60

Weighted-Average Remaining
     Contractual Life .......................       6.3              8.5                 9.4                9.5
Weighted-Average
     Exercise Price .........................     $4.02           $10.90              $16.85             $24.50

Options Exercisable:
Number (In thousands)........................       776               62                  11                 30
Weighted-Average
     Exercise Price .........................     $4.03           $10.71              $15.18             $24.50


         Pursuant to the exercise of certain options for the purchase of common stock issued prior to the adoption of the above stock option plans, the Company had promissory notes receivable of approximately $119,000 at December 31, 1995 which balances are included in stockholders' equity in the accompanying consolidated balance sheet. In 1996, these notes were paid in full.

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



         Pursuant to the requirements of FAS 123, the following are the pro forma net income (loss) and net income (loss) per share for 1996 and 1995, as if the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1996 and 1995, consistent with the provisions of FAS 123.

                                                      1996            1995
                                                      ----            ----
Proforma net income (loss)(in thousands) .........  $(2,404)         $1,868
Proforma net income (loss) per share .............  $  (.15)         $  .11


         The fair value of options issued at the date of grant were estimated using the Black- Scholes model with following weighted average assumptions:

                                                      1996            1995
                                                      ----            ----
         Expected life (years) ...................      2               2
         Interest rate ...........................    5.65%           6.55%
         Volatility ..............................     .576            .422


         The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

         The effects on 1996 and 1995 pro forma net income (loss) and net income
(loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years, repectively, of option grants under the Company's plans.

         At December 31, 1995, the Company had two outstanding warrants to purchase common stock. The first warrant provided for the purchase of 145,000 shares at $6.00 per share and 72,500 shares at $4.80 per share. In March 1996, the majority of these warrants were exercised with 11,180 of the $6.00 warrants and 5,590 of the $4.80 warrants outstanding at December 31, 1996. These warrants are currently exercisable and expire in 1997. The second warrant provided for the purchase of 150,000 shares at $3.94 per share and was exercised in full in March 1996.

         At December 31, 1996, there were 2,462,164 shares of authorized but unissued common stock reserved for issuance under all stock option plans and stock warrants.

6.  COMMITMENTS AND CONTINGENCIES

         The Company occupies its U.S. facilities under an operating lease agreement which expires in August 2001. The Company has the option to renew the lease for up to six years. In addition to the minimum lease payments, the agreement requires payment of the Company's pro-rata share of property taxes and building operating expenses. The Company also leases certain equipment.

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996





         As of December 31, 1996, future minimum lease payments are as follows (in thousands):

                             Year

                             1997 .......................   $  296
                             1998 .......................      296
                             1999 .......................      296
                             2000 .......................      296
                             2001 .......................      198
                                                            ------
                                                            $1,382
                                                            ======


         Total rent expense was $370,000 in 1996,  $227,000 in 1995 and $135,000 in 1994.

7.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):
                                                            1996         1995
                                                            ----         ----

         Net U.S. operating loss carryforwards .........  $ 3,064       $1,945
         Net foreign operating loss carryforwards ......      484            -
         Intercompany profit ...........................      781          675
         Accrued clinical costs ........................      373            -
         Research & development credits ................      350          340
         Inventory and warranty reserves ...............      162          246
         Alternative minimum tax credit ................       63           85
         Other .........................................       22           54
                                                          -------       ------
              Total deferred tax assets ................    5,299        3,345
              Valuation allowance ......................   (5,299)      (3,345)
                                                          -------       ------
                   Net deferred tax assets .............  $     -       $    -
                                                          =======       ======


         The valuation allowance increased by approximately $2,000,000 primarily due to additional net operating loss carryforwards. The valuation allowance decreased from 1994 to 1995 by approximately $900,000 primarily due to the use of previously unbenefited loss carryforwards to offset current year income.

         Income (loss) before taxes consisted of the following (in thousands):

                                  1996           1995             1994
                                  ----           ----             ----

         Domestic ............  $(1,244)        $2,094          $(2,583)

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



         Foreign .............         (296)           (5)               19
                                    -------        ------           -------
                                    $(1,540)       $2,089           $(2,564)


         Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

                                                    1996       1995       1994
                                                    ----       ----       ----

         Statutory income tax provision .........  $(524)     $ 710      $(872)
         Utilization of loss carryforwards ......     -        (641)         -
         Unbenefited U.S. losses ................    423          -        878
         Unbenefited foreign losses .............    100          -          -
         Other ..................................      1         16         (6)
                                                   -----      -----      -----
         Provisions for income taxes ............  $   -      $  85      $   -
                                                   =====      =====      =====


         The 1995 income tax provision of $85,000 represented the current liability due under the alternative minimum tax regulations.

         At December 31, 1996 the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $7.7 million which expire at various dates through 2010. In addition, the Company had foreign net operating loss carryforwards of approximately $1,210,000. The Company also has net operating loss carryforwards generated from its previous operations in Canada which the Company does not believe will be available to use and, therefore, has not accounted for such losses.

8.  SEGMENT INFORMATION

         The Company operates in one industry segment - the development, manufacture and sales of medical lasers and related products. Net revenue, operating income and assets by geographic area are summarized below (in thousands). Transfers to foreign subsidiaries are at prices comparable to those charged to third party distributors.

                                PLC SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 1996



                                              Consolidated
                                          North
                                         America         Europe              Other          Eliminations     Total
                                         ---------------------------------------------------------------------------
1996
Net sales to unaffiliated
 customers ...........................    $5,657          $6,215            $    -            $             $11,872
Transfers between areas ..............     4,700           2,900                 -             (7,600)           -
                                         ---------------------------------------------------------------------------

                                          10,357           9,115                 -             (7,600)       11,872

Operating income (loss) ..............    (1,954)            272               (106)             (264)       (2,052)
Identifiable assets ..................    15,430           5,517                425            (1,955)       19,417


1995
Net sales to unaffiliated
 customers ...........................   $10,231          $3,114                 -                          $13,345
Transfers between areas                  ---------------------------------------------------------------------------
                                           4,050              -                  -             (4,050)            -
                                          14,281           3,114                 -             (4,050)       13,345

Operating income .....................     3,149              43                 -             (1,691)        1,501
Identifiable assets ..................    16,714           3,267                 -             (1,691)       18,290


1994
Net sales to unaffiliated
 customers ...........................  $  4,479          $  700                 -                 -        $ 5,179
Transfers between areas ..............       450              -                  -               (450)            -
                                        ----------------------------------------------------------------------------
                                           4,929             700                 -               (450)        5,179

Operating income (loss) ..............    (3,140)            210                 -                  -        (2,930)
Identifiable assets ..................    13,654             683                 -                  -        14,337


         Included in North American net sales for 1996 are export sales of $3,980,000 of which $2,547,000 related to Asia. Included in North American net sales for 1995 are export sales of $9,199,000 of which $8,002,000 related to Asia. Included in North American net sales for 1994 are export sales of $3,324,000, of which $1,610,000 related to Europe and $759,000 related to Asia.

         No one customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1996. Approximately 43% of the Company's revenues for the year ended December 31, 1995 came from one customer. Approximately 30% of the Company's revenues for the year ended December 31, 1994 came from two customers accounting for 16% and 14% of total revenues. The Company believes that its exposure to concentrations of credit risk is not significant based on experiences with these customers. In addition, letters of credit or payment in advance are required in credit risk situations. The Company does not believe its future revenues to be dependent on those generated from any single customer.

                                                                     Schedule II

                                PLC SYSTEMS INC.
                        Valuation and Qualifying Accounts




         Column A                                  Column B               Column C            Column D             Column E
-------------------------------------------   -----------------       ---------------     ---------------      --------------
                                                                         Addition            Deductions

                                                   Balance at            Charged to                              Balance at
                                                   Beginning             Costs and                                 End of
         Description                               of Period             Expenses                                  Period
-------------------------------------------   -----------------       ---------------     ---------------      --------------
For the Year Ended December 31, 1996

  Allowance for Doubtful Accounts                $     29,000           $       0           $     1,000        $      28,000
-------------------------------------------   ------------------      ---------------     ---------------    -----------------

For the Year Ended December 31, 1995

  Allowance for Doubtful Accounts                $     10,000           $  19,000           $         0        $      29,000
-------------------------------------------   ------------------      ---------------     ---------------    -----------------

For the Year Ended December 31, 1994

  Allowance for Doubtful Accounts                $     10,000           $       0           $         0        $      10,000

-------------------------------------------   ------------------      ---------------     ---------------    -----------------





                                      S-1



                                PLC SYSTEMS INC.
                           QUARTERLY DATA (UNAUDITED)




                                         March 31         June 30        September 30        December 31       Total
1996
Total revenue .......................... $ 4,829         $ 1,431            $ 2,493           $ 3,119       $ 11,872
Gross profit ...........................   3,439           1,055              1,584             1,728          7,806
Income (loss) from operations ..........   1,229          (1,095)              (696)           (1,490)        (2,052)
Net income (loss) ......................   1,277            (903)              (562)           (1,352)        (1,540)

Income (loss) per share ................     .07            (.05)              (.03)             (.08)          (.09)


1995
Total revenue ..........................   2,868           1,487              1,591             7,399         13,345
Gross profit ...........................   1,778             870                630             5,504          8,782
Income (loss) from operations ..........       6            (743)              (942)            3,180          1,501
Net income (loss) ......................     163            (578)              (789)            3,208          2,004

Income (loss) per share ................     .01            (.04)              (.05)              .19            .12


1994
Total revenue ..........................   1,356           1,046                985             1,792          5,179
Gross profit ...........................     625             483                188             1,015          2,311
Loss from operations ...................    (747)           (640)            (1,028)             (515)        (2,930)
Net loss ...............................    (703)           (607)              (911)             (343)        (2,564)

Loss per share .........................    (.05)           (.05)              (.06)             (.02)          (.18)







                                  EXHIBIT INDEX



Exhibit
  No.                               TITLE
  ---                               -----

  11            Statement regarding calculation of net income (loss) per share.

  23a           Consent of Coopers & Lybrand.

  23b           Consent of Ernst & Young LLP.