Form 10-Q
period 1997-03-31
PLC SYSTEMS INC
filed 1997-05-15
CIK 879682

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 1997.

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
                                       ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

          Class                                 Outstanding at May 15, 1997
          -----                                 ---------------------------
Common Stock, no par value                               16,627,537







--------------------------------------------------------------------------------



                                PLC SYSTEMS INC.

                                      INDEX



Part I.  Financial Information:

         Item 1.

               Consolidated Balance Sheets....................................3

               Consolidated Statements of Operations..........................4

               Consolidated Statements of Cash Flows..........................5

               Notes to Consolidated Financial Statements.....................6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations........7-9


Part II.     Other Information:

         Item 1.    Legal Proceedings........................................10

         Item 2.    Changes in Securities....................................10

         Item 3.    Defaults by the Company Upon its Senior Securities.......10

         Item 4.    Submission of Matters to a Vote of Security Holders......10

         Item 5.    Other Information........................................10

         Item 6.    Exhibits and Reports on Form 8-K........................ 10

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                             March 31,           December 31,
                                                                                1997                 1996
                                                                                ----                 ----
                                                                            (Unaudited)
                                                      ASSETS
Current assets:
    Cash and cash equivalents..........................................       $ 4,722               $ 3,039
    Marketable securities..............................................           975                 5,470
    Accounts receivable, net...........................................         1,487                 2,635
    Inventories, net ..................................................         3,168                 2,345
    Prepaid expenses and other current assets..........................           521                   679
                                                                              -------               -------
        Total current assets...........................................        10,873                14,168

Equipment, furniture and leasehold improvements, net  .................         5,158                 4,712
Other assets...........................................................           553                   537
                                                                              -------               -------
       Total assets....................................................       $16,584               $19,417
                                                                              =======               =======


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................................       $   524               $   867
    Accrued clinical costs.............................................         1,170                   935
    Accrued compensation...............................................           395                   467
    Deferred revenue...................................................           285                   339
    Other accrued liabilities..........................................           372                   315
                                                                              -------               -------
       Total current liabilities.......................................         2,746                 2,923

Capital lease obligations .............................................            23                    27
Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,  16,628 and 16,419 shares issued and outstanding in 1997 and 1996,
       respectively....................................................        54,547                54,030
Accumulated deficit....................................................       (40,151)              (37,129)
Foreign currency translation...........................................          (581)                 (434)
                                                                              -------               -------
                                                                               13,815                16,467
                                                                              -------               -------
Total liabilities and stockholders' equity.............................       $16,584               $19,417
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

                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                    1997                1996
                                                                                    ----                ----
Revenues:
     Product sales.....................................................             $   771          $ 4,197
     Placement and service fees........................................                 817              632
                                                                                   --------          -------
        Total revenues.................................................               1,588            4,829

Cost of revenues:
   Product sales.......................................................                 336            1,086
   Placement and service fees..........................................                 494              304
                                                                                   --------          -------
        Total cost of revenues.........................................                 830            1,390
                                                                                   --------           ------

Gross profit...........................................................                 758            3,439

Operating expenses:
   Selling, general and administrative.................................               2,817            1,451
   Research and development............................................               1,071              759
                                                                                    -------          -------
      Total operating expenses.........................................               3,888            2,210
                                                                                    -------           ------

Income (loss) from operations..........................................              (3,130)           1,229

Other income:
    Interest income, net...............................................                  91              138
    Gain (loss) from foreign currency, net.............................                  17              (71)
                                                                                    -------          -------
                                                                                        108               67
                                                                                    -------          -------

Income (loss) before income taxes......................................              (3,022)           1,296
Provision for income taxes.............................................                  -                19
                                                                                    -------          -------
Net income (loss)......................................................             $(3,022)         $ 1,277
                                                                                    =======          =======

Net income (loss) per share............................................             $  (.18)         $   .07

Shares used to compute net income (loss) per share.....................              16,547           17,030







         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                     1997              1996
                                                                                     ----              ----
Operating activities:
   Net income (loss)...................................................             $(3,022)       $   1,277

     Adjustments to reconcile net income (loss) to net cash provided  (used)
    for operating activities:
      Depreciation and amortization....................................                 421              236
      Change in assets and liabilities:
         Accounts receivable...........................................               1,182            4,923
         Inventory.....................................................                (806)            (194)
         Prepaid expenses and other assets............................                  154             (275)
         Accounts payable..............................................                (355)             431
         Deferred revenue..............................................                 (75)             171
         Accrued liabilities...........................................                 219             (163)
                                                                                    -------          -------
Net cash provided (used) for operating activities......................              (2,282)           6,406

Investing activities:
      Purchase of marketable securities ...............................                  -           (11,496)
      Maturities of marketable securities..............................               4,494            6,500
      Purchase of fixed assets.........................................                (857)            (271)
                                                                                    -------          -------
Net cash provided (used) for investing activities......................               3,637           (5,267)

Financing activities:
      Net proceeds from sales of shares................................                 517            2,184
      Repayment of stockholder notes...................................                  -                79
      Principal payments on capital lease obligations..................                  (3)              (2)
                                                                                    -------          -------
Net cash provided by financing activities..............................                 514            2,261

Effect of exchange rate changes on cash and cash equivalents..........                 (186)              79
                                                                                    -------          -------
Net increase in cash and cash equivalents..............................               1,683            3,479

Cash and cash equivalents at beginning of period.......................               3,039              704
                                                                                    -------          -------
Cash and cash equivalents at end of period.............................             $ 4,722          $ 4,183
                                                                                    =======          =======






         The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

         The balance sheet as of March 31, 1997 and the statement of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. It is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-K as of December 31, 1996.

2.       NET INCOME (LOSS) PER SHARE

         Net income per share is calculated using the weighted average number of shares and share equivalents outstanding during the period which consists of stock options and stock warrants. The net loss per share is calculated using the weighted average number of shares outstanding and does not include share equivalents.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended March 31, 1996 of $.01 per share. There is not expected to be a change to the loss per share for the three months ended March 31, 1997 as a result of the new requirements.

3.       INVENTORY

         Inventories consist of the following (in thousands):

                                                     March 31,    December 31,
                                                       1997           1996

               Raw materials  . . . . . . . . . . . .  $1,618        $1,043
               Work in process . . . . . . . . . . .      394           306
               Finished goods . . . . . . . . . . . .   1,156           996
                                                       ------        ------
                                                       $3,168        $2,345
                                                       ======        ======

ITEM 2.
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The Company has two marketing strategies for selling the Heart Laser TM1 and its related components and sterile kits; placement contracts and product sales. The Company's preferred strategy is to be reimbursed for the use of the Heart Laser on a per procedure basis under a contractual agreement whereby the customer commits to a minimum number of procedures on a yearly basis. These contracts typically run for a minimum of three to five years and allow for the customer to exceed the contractual minimums. These contracts, referred to as placement contracts, are preferred to the sale strategy as the Company believes that the potential revenue stream is greater and more profitable. Sterile handpieces and other disposables are included in the per procedure fee.

        In foreign countries where credit risk is high or where health care is not reimbursed by the government or insurance, the Heart Laser is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Lasers directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

        Total revenues of $1,588,000 for the quarter ended March 31, 1997 decreased $3,241,000 or 67% when compared to total revenues of $4,829,000 for the quarter ended March 31, 1996. This is directly related to the mix of Heart Lasers shipped under placement contracts. Five of the six Heart Lasers shipped during the quarter were under placement contracts. For the quarter ended March 31, 1997, product sales of $771,000 decreased $3,426,000 or 82% when compared to product sales of $4,197,000 for the quarter ended March 31, 1996. This decrease was the result of the sale of one Heart Laser for the quarter ended March 31, 1997 as compared to the sale of six Heart Lasers for the quarter ended March 31, 1996.

        Placement and service revenue of $817,000 for the quarter ended March 31, 1997 increased $185,000 or 29% when compared to placement and service revenue of $632,000 for the quarter ended March 31, 1996. This increase is a reflection of the continued adoption of the placement contract as the method of sale for the Heart Laser.

        Total gross profit decreased to $758,000 or 48% of total revenues for the quarter ended March 31, 1997 as compared with $3,439,000 or 71% of total revenues for the quarter ended March 31, 1996. This decrease

---------
1. The Heart Laser is a trademark of PLC Medical Systems, Inc.

resulted from two factors. First, total gross margin declined due to unfavorable capacity and manufacturing variances. These variances resulted from the higher level of overhead expenses associated with the new facility coupled with increased staffing. The Company anticipates that after PMA approval, production will increase to levels which will adaquately absorb manufacturing overhead and mitigate these variances. Secondly, the higher mix of lasers placed versus sold contributed to the decline in the gross margin. The placement contract initially provides the Company with lower revenue than a direct sale resulting in lower gross margin dollars.

        Selling, general and administrative expenses of $2,817,000 for the quarter ended March 31, 1997 increased $1,366,000 or 94% when compared with $1,451,000 for the quarter ended March 31, 1996. In anticipation of the United States launch of the Heart Laser, once FDA approval is obtained, of which no assurance can be given, the Company has increased its domestic sales and marketing efforts and its administrative expenses by approximately $1,066,000 for the quarter ended March 31, 1997 as compared to the same period in 1996. The increase is primarily due to increased staffing, increased use of outside consultants, and other overall expenses. The Company's international sales and marketing expenses are up approximately $300,000 for the quarter ended March 31, 1997 as compared to 1996 due to its continued and increased activities in the European and Pacific Rim markets.

        Research and development expenses of $1,071,000 for the quarter ended March 31, 1997 increased $312,000 or 41% when compared with $759,000 for the quarter ended March 31, 1996. This increase is related to increased staffing requirements associated with growing demands for clinical study compilation and the development of new products. In addition, the Company continues to collect and analyze clinical data for its submission to the FDA.

        Other income of $108,000 for the quarter ended March 31, 1997 increased $41,000 or 61% when compared to $67,000 for the quarter ended March 31, 1996. Interest income of $91,000 for the quarter ended March 31, 1997 decreased 34% when compared to $138,000 for the quarter ended March 31, 1996 due to a lower cash balance in 1997 as compared with the 1996 period. With the establishment of the Company's four new subsidiaries in 1996, the Company records transactions in several foreign currencies. Currency fluctuations resulted in a gain of $17,000 for the quarter ended March 31, 1997 compared to a loss of $71,000 for the quarter ended March 31, 1996.

        The Company did not record an income tax provision for the quarter ended March 31, 1997 due to its net loss of $3,022,000. The Company believes it has sufficient net operating loss carryforwards to offset taxable income, if any, for the year ended December 31, 1997. Although the Company had sufficient net operating loss carryforwards to offset income taxes for the quarter ended March 31, 1996, the provision for income taxes represents the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards.

        The Company reported a net loss of $3,022,000 for the quarter ended March 31, 1997 as compared to net income of $1,277,000 for the quarter ended March 31, 1996. This is a result of the number of Heart Lasers sold coupled with an increase in overall operating expenses as previously discussed. The Company believes that the number and mix of Heart Lasers sold versus shipped under placement contracts will vary from quarter to quarter. This will impact the Company's results of operations prior to receipt of major regulatory approvals. The Company prefers to use the placement contract strategy whenever possible as it believes that the potential long term revenue stream is greater and more profitable. International health care reimbursement does not always make this placement strategy practicable outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997, the Company had cash and cash equivalents of $4,722,000 and marketable securities of $975,000. For the quarter ended March 31, 1997, the Company incurred a loss of $3,022,000 which resulted in the use of approximately $2,300,000 to support operations. Cash provided by investing activities was approximately $3,600,000 principally related to the maturity of $4,500,000 of its marketable securities offset by investment in fixed assets of $850,000 primarily related to its placement contract activity. Cash provided by financing activities was approximately $500,000 from the exercise of stock options and warrants.

        In February 1997, the Company's PreMarket Approval application ("PMA") was filed by the FDA. The Company believes this to be the final stage of a definitive process toward FDA approval, which is anticipated to occur in 1997. With this expectation of FDA approval, the Company is preparing to increase its production requirements, sales and marketing efforts and overall operating expenses. In order to be well positioned to meet these upcoming demands and the short term cash flow requirements under the placement strategy, the Company is currently exploring both debt and equity opportunities. Unanticipated decreases in operating revenues, increases in expenses, or a delay in the expected FDA approval, may adversely impact the Company's cash position. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

        The Company believes that periodic operating losses are possible until after such time as the Company receives its PMA from the FDA for the Heart Laser. The Company submitted its PMA application in April 1995. Although the Heart Laser has been granted "expedited review" status by the FDA, given the current uncertainties of the time required by the FDA to approve a PMA application, the Company cannot project when, if at all, such approval would be granted. Until PMA approval, future profitability will likely be determined by the number of international shipments and the related mix of product sales and placements. In February 1997, the Company's PMA application was filed by the FDA. The filing of this expedited PMA application indicated that the FDA is prepared to prioritize and commit its resources to this application through the remaining review process. No assurance can be given that a PMA approval will be granted in 1997, if at all. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser. No assurance can be given that the Company will be successful in marketing the Heart Laser or that the Company will be able to operate profitably on a consistent basis.

                                PLC SYSTEMS INC.
                            Part II Other Information



ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES.

                  None

ITEM 3.      DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

                  None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.      OTHER INFORMATION.

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             a.) The following exhibits are filed herewith:

Exhibit
   No.                     Title
   ---                     -----

  11         Statement re computation of per-share earnings.

  27         Financial Data Schedule.

                                PLC SYSTEMS INC.
                            Part II Other Information
                                   (Continued)






SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PLC SYSTEMS INC.
                                            Registrant



Date:
      -------------------                   ----------------------------
                                            Robert I. Rudko, Ph.D., Chairman




Date:    May 15, 1997                         /s/  Patricia L. Murphy
      --------------------                  -------------------------
                                            Patricia L. Murphy
                                            Chief Financial Officer