Form 10-Q
period 1997-06-30
PLC SYSTEMS INC
filed 1997-08-14
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 1997.

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to s uch filing requirements for the past 90 days.

YES __X__    NO ______.



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

              Class                 Outstanding at August 12, 1997
              -----                 ------------------------------
    Common Stock, no par value              16,656,450







================================================================================

                                PLC SYSTEMS INC.

                                      Index



 Part I.Financial Information:

     Item 1.

     Condensed Consolidated Balance Sheets . . . . . . . . . . . . . .3

     Condensed Consolidated Statements of Operations . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows . . . . . . . . .5

     Notes to Condensed Consolidated Financial Statements. . . . . . .6


     Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . 8-11


Part II.     Other Information:

     Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . 12

     Item 2.    Changes in Securities. . . . . . . . . . . . . . . . 12

     Item 3.    Defaults by the Company Upon its Senior Securities . 12

     Item 4.    Submission of Matters to a Vote of Security Holders. 12

     Item 5.    Other Information. . . . . . . . . . . . . . . . . . 13

     Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . 13

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 June 30,           December 31,
                                                                  1997                  1996
                                                               -----------          ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................   $  1,680              $  3,039
   Marketable securities ....................................       --                   5,470
   Accounts receivable, net .................................      3,786                 2,635
   Inventories ..............................................      3,052                 2,345
   Prepaid expenses and other current assets ................        589                   679
                                                                --------              --------
    Total current assets ....................................      9,107                14,168

Equipment, furniture and leasehold improvements, net ........      5,153                 4,712
Other assets ................................................        671                   537
                                                                --------              --------
    Total assets ............................................   $ 14,931              $ 19,417
                                                                ========              ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................   $  1,672              $    867
  Accrued clinical costs ....................................      1,070                   935
  Accrued compensation ......................................        331                   467
  Deferred revenue ..........................................        268                   339
  Other accrued liabilities .................................        376                   315
                                                                --------              --------
    Total current liabilities ...............................      3,717                 2,923

Capital lease obligations ...................................         21                    27
Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,
  16,646 and 16,419 shares issued and outstanding at June 30,
  1997 and  December 31, 1996, respectively .................     54,639                54,030
Accumulated deficit .........................................    (42,848)              (37,129)
Foreign currency translation ................................       (598)                 (434)
                                                                --------              --------
                                                                  11,193                16,467
                                                                --------              --------
Total liabilities and stockholders' equity ..................   $ 14,931              $ 19,417
                                                                ========              ========


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                             Three Months Ended       Six Months Ended
                                                  June 30,                 June 30,
                                             ------------------       ----------------
                                              1997       1996         1997       1996
                                              ----       ----         ----       ----
Revenues:
  Product sales ........................   $  2,525    $    769    $  3,296    $  4,966
  Placement and service fees ...........        897         662       1,714       1,294
                                           --------    --------    --------    --------
    Total revenues .....................      3,422       1,431       5,010       6,260

Cost of revenues:
  Product sales ........................        905         174       1,241       1,260
  Placement and service fees ...........        565         202       1,059         506
                                           --------    --------    --------    --------
     Total cost of revenues ............      1,470         376       2,300       1,766

Gross profit ...........................      1,952       1,055       2,710       4,494

Operating expenses:
  Selling, general and administrative ..      3,518       1,591       6,335       3,042
  Research and development .............      1,146         559       2,217       1,318
                                           --------    --------    --------    --------
     Total operating expenses ..........      4,664       2,150       8,552       4,360
                                           --------    --------    --------    --------
Income (loss) from operations ..........     (2,712)     (1,095)     (5,842)        134

Other income:
  Interest income, net .................         42         161         133         299
  Gain (loss) from foreign currency, net        (27)         16         (10)        (55)
                                           --------    --------    --------    --------
                                                 15         177         123         244
                                           --------    --------    --------    --------

Income (loss) before income taxes ......     (2,697)       (918)     (5,719)        378
Provision (benefit) for income taxes ...       --           (15)       --             4
                                           --------    --------    --------    --------
Net income (loss) ......................   $ (2,697)   $   (903)   $ (5,719)   $    374
                                           ========    ========    ========    ========

Net income (loss) per share ............   $  (0.16)   $  (0.05)   $  (0.36)   $   0.02

Shares used to compute net income (loss)
  per share ............................     16,632      16,441      16,021      17,214




                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                           Six  Months Ended
                                                                                June 30,
                                                                           -----------------
                                                                             1997      1996
                                                                           -------    ------

Operating activities:
 Net income (loss) ....................................................   $ (5,719)   $    374

 Adjustments to reconcile net income (loss) to net cash provided (used)
  for operating activities:
  Depreciation and amortization .......................................        843         524
  Change in assets and liabilities:
    Accounts receivable ...............................................     (1,092)      5,920
    Inventory .........................................................       (682)     (1,100)
    Prepaid expenses and other assets .................................        (41)       (654)
    Accounts payable ..................................................        790         860
    Deferred revenue ..................................................        (99)        106
    Accrued liabilities ...............................................         60        (538)
                                                                          --------    --------
Net cash provided (used) for operating activities .....................     (5,940)      5,492

Investing activities:
  Purchase of marketable securities ...................................       --       (16,442)
  Maturities of marketable securities .................................      5,470      13,501
  Purchase of fixed assets ............................................     (1,257)     (1,122)
                                                                          --------    --------
Net cash provided (used) for investing activities .....................      4,213      (4,063)

Financing activities:
  Net proceeds from sales of shares ...................................        609       2,264
  Repayment of stockholder notes ......................................       --           110
  Principal payments on capital lease obligations .....................         (6)         (4)
                                                                          --------    --------
Net cash provided by financing activities .............................        603       2,370

Effect of exchange rate changes on cash and cash equivalents ..........       (235)       (196)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents ..................     (1,359)      3,603

Cash and cash equivalents at beginning of period ......................      3,039         704
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  1,680    $  4,307
                                                                          ========    ========



                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10- K for the year ended December 31, 1996.

2.  NET INCOME (LOSS)  PER SHARE

    Net income per share is calculated using the weighted average number of shares and share equivalents outstanding during the period which consist of stock options and stock warrants. The net loss per share is calculated using the weighted average number of shares outstanding during the period and does not include share equivalents.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior pe riods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is not expected to be a change to the net income (loss) per share for the three or six months ended June 30, 1997 or June 30, 1996 as a result of the new requirements.

3.  INVENTORY

    Inventories consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          1997         1996
                                                        --------    ------------
            Raw materials . . . . . . . . . . . . . .    $1,682       $1,043
            Work in process . . . . . . . . . . . . .       616          306
            Finished goods. . . . . . . . . . . . . .       754          996
                                                         ------       ------
                                                         $3,052       $2,345
                                                         ======       ======

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





4.  ISSUANCE OF CONVERTIBLE DEBENTURES

     In July, 1997, the Company entered into a $20 million financing commitment. Under the terms of the financing, The Company received $10,075,000 in July 1997 and will receive an additional $10,075,000 in August 1997 from the issuance of convertible debentures to accredited investors through Smith Barney Inc. as placement agent. The first tranche of debentures are due July 17, 2002 and the second tranche of debentures are due August 14, 2002. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of (a) $25.98, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,007,500 shares of Common Stock issuable in full payment of all accrued interest and principal. The second tranche of the debentures are convertible into common shares at the lesser of (a) $14.60, or
(b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,507,500 shares of Common Stock issuable in full payment of all accrued interest and principal.

     The Company has further agreed that should the Company 1.) receive a recommendation of non-approval of its Pre-Market Application for its Heart Laser System from the Circulatory Systems Advisory Panel of the U.S. Food and Drug Administration (the "Panel") or 2.) not receive a recommendation of approval from the Panel or FDA approval of its Pre-Market Application for its Heart Laser System by August 14, 1998 then the maximum number of shares of Common Stock which the Company shall be obligated to issue upon conversion of the tranche 2 debentures shall be increased from 1,507,500 to 2,007,500.

     The convertible debentures will accrue interest at 5% per annum, payable in cash or common stock at the Company's option, at the time of conversion. In connection with the issuance of the first tranche of convertible debentures, the Company has issued 69,875 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $27. 81 per share. In connection with the issuance of the second tranche of convertible debentures, the Company has issued 80,125 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $15.78 per share. If the average closing sale price of its Common Stock for any consecutive 30 trading day period commencing January 17, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder to redeem the warrant at a price of $.10 per warrant share. The warrants issued in connection with the first tranche expire on July 17, 2002. The warrants issued in connection with the second tranche expire on August 14, 2002.

     The Company has agreed to register the shares of common stock underlying the debentures and the warrants. As compensation for its services as placement agent, Smith Barney Inc. receives a placement fee equal to 6 % of the gross proceeds of all securities sold. The foregoing transaction was exempt from registration under the Securities Act of 1933, as amended by virtue of Rule 506 promulgated under Regulation D.


5.  LEGAL PROCEEDINGS

    The Company and certain of its officers have been named as defendants in eleven purported class action lawsuits each filed in August 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Although the outcome of these suits is not currently predictable, management believes that the Company has meritorious defenses, and intends to vigorously defend the suits.

ITEM 2.
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company has two marketing strategies for selling the Heart Laser 1 TMR System and its related components and sterile kits: placement contracts and product sales. The Company's preferred strategy is to be reimbursed for the use of the Heart Laser TMR System on a per procedure basis under a contractual agreement whereby the customer commits to a minimum number of procedures on a yearly basis. These contracts typically run for a minimum of three to five years and allow for the customer to exceed the contractual minimums. These contracts, referred to as placement contracts, are prefe rred to the sale strategy as the Company believes that over time, the potential revenue stream is greater and more profitable. Sterile handpieces and other disposables are included in the per procedure fee. Revenues from these contracts are classified as placement fees.

    In foreign countries where credit risk is high or where health care is not reimbursed by the government or insurance, the Heart Laser TMR System is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Hear t Laser TMR Systems directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

    Total revenues for the quarter ended June 30, 1997 were $3,422,000, an increase of 139% when compared to $1,431,000 for the quarter ended June 30, 1996. Product sales for the quarter ended June 30, 1997 were $2,525,000, an increase of 228% when compared to $769,000 for the quarter ended June 30, 1996. The major factors in both of these increases are the number of Heart Laser TMR Systems shipped and the method of sale. For the quarter ended June 30, 1997, there were eight TMR Systems shipped; five of which were sales as compared with four TMR Systems shipped in the quarter ended June 30, 1996, one of which was a sale.

    Total revenues for the six month period ended June 30, 1997 were $5,010,000, a decrease of 20% when compared to $6,260,000 for the six months ended June 30, 1996. Product sales for the six month period ended June 30, 1997 were $3,296,000, a decrease of 34% when compared to $4,966,000 for the six months ended June 30, 1996. The major factors in both of these year to date decreases are the number of TMR Systems sold and the customer mix. For the six months ended June 30, 1997, the Company sold six Heart Laser TMR Systems to distributors as compared to the sale of seven Heart Laser TMR S ystems for the six months ended June 30, 1996 of which

--------------------

1. The Heart Laser is a trademark of PLC Medical Systems, Inc.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

six were sold directly to customers and one was sold to a distributor. Heart Laser TMR Systems sold directly to customers typically generate higher sales dollars then those sold to a distributor.

    Placement and service fees for the three and six months ended June 30, 1997 were $897,000 and $1,714,000, respectively, an increase of 35% and 32% when compared with $662,000 and $1,294,000 for the same periods in fiscal 1996. These increases reflect the continued adoption of the placement co ntract as the method of sale for the Heart Laser TMR Systems.

    Total gross profit for the three and six month periods ended June 30, 1997 approximated 57% and 54%, respectively, down from 74% and 72% for the comparable periods in fiscal 1996. This decrease resulted from two factors. First, the total gross margin declined due to unfavorable capacity and manufacturing variances. These variances resulted from the high level of overhead expenses associated with the new facility coupled with increased staffing. The Company anticipates that after PMA approval, of which no assurance can be given, production will increase to levels which will adequate ly absorb manufacturing overhead and mitigate these variances. Secondly, as previously discussed, the Company shipped less units under the sales strategy in 1997 than in 1996 and the mix was primarily to distributors in 1997 as compared to direct sales in 1996. Heart Laser TMR Systems sold direct ly to customers typically carry a higher gross profit then those sold through distributors.

    Selling, general and administrative expenditures of $3,518,000 and $6,335,000 for the three and six month periods ending June 30, 1997 increased 121% and 108% respectively when compared to fiscal 1996 expenditures of $1,591,000 and $3,042,000. In anticipation of the U.S. launch of the Heart L aser TMR System, the Company increased its domestic sales and marketing efforts and its administrative expenses by approximately $1,870,000 and $2,874,000, respectively for the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase is primarily due to increa sed staffing, increased use of outside consultants, and other expenses.

    Research and development expenditures for the three and six months ended June 30, 1997 was $1,146,000 and $2,217,000, respectively, an increase of 105% and 68% when compared to research spending of $559,000 and $1,318,000 for the comparable periods in fiscal 1996. This increase is related to increased staffing requirements associated with growing demands for clinical study compilation and the development of new products.

    For the three and six month periods ended June 30, 1997, interest income of $42,000 and $133,000, respectively, decreased when compared to $161,000 and $299,000 for the comparable periods in fiscal 1996 due to a lower cash balance in 1997 as compared with the 1996 periods.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

    The Company records transactions in several foreign currencies, which resulted in currency fluctuation gains of $27,000 and $10,000 for the three and six months ended June 30, 1997 as compared to a loss of $16,000 for the three months ended June 30, 1996 and a gain of $55,000 for the six mont hs ended June 30, 1996.

    The Company did not record an income tax provision for the three or six months ended June 30, 1997 due to its net loss of $2,697,000 and $5,719,000, respectively. The Company believes it has sufficient net operating loss carryforwards to offset taxable income, if any, for the year ended Decem ber 31, 1997. A provision for income tax was made in the first quarter of 1996 to cover the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards. With the $1,095,000 operating loss incurred in the quarter ended June 30, 1996, this provision was subsequently adjusted in the quarter ended June 30, 1996.

    The net loss of $2,697,000 for the quarter ended June 30, 1997 increased 199% when compared to the net loss of $903,000 for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, the Company had a net loss of $5,719,000 as compared with a net profit of $374,000 for the six month period ended June 30, 1996. As previously discussed in more detail, the following resulted in a higher loss for both the three and six month periods in 1997; lower mix of sales contracts at distributor pricing, unfavorable capacity and manufacturing variances, and higher overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had cash and cash equivalents of $1,680,000. On July 17, 1997, the Company entered into a $20 million financing commitment and received $10 million through the issuance of convertible debentures due July 17, 2002. On August 14, 1997, the remaining $10 million was committed through the issuance of Convertible debenture due August 14, 2002. See Note 4 in the accompanying financial statements.

    For the six months ended June 30, 1997, the Company incurred a loss of $5,719,000 which resulted in the use of approximately $5,900,000 to support operations. Cash provided by investing activities was approximately $4,200,000 principally related to the maturities of marketable securities offs et by investment in fixed assets of $1,300,000 primarily related to its placement contract activity. Cash provided by financing activities was approximately $600,000 from the exercise of stock options and warrants.

    In February 1997, the Company's PreMarket Approval application ("PMA") was filed by the FDA. In anticipation of a possible FDA approval, the Company had been increasing its overall operating expenses and overhead to be positioned to further increase its production

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

capacities. In order to be adequately positioned to meet these demands, the Company secured financing in July 1997.

    On July 28, 1997, an FDA Advisory Panel reviewed the data collected to date on the Heart Laser TMR System. The Advisory Panel recommended a non-approval with the requirement of additional data to complete the randomized study. The Panel did not recommend a new study. The Heart Laser TMR Sy stem remains on the expedited review path and will continue to be used by its clinical investigators. The Company intends to meet with the FDA shortly to seek to finalize a plan for the re-submission, and hopes to submit the data to the FDA from the completed study later in the fall of 1997.

    As a result of the recent FDA Advisory Panel decision, a revised time frame for possible FDA approval has not been projected. Given this delay, the Company will monitor its operating expenses closely and will minimize increases to expenses and overhead during this period. With the $20 millio n financing commitment secured in July, the Company believes that it has sufficient resources to meet its working capital demands for a least the next twelve months.

    Unanticipated decreases in operating revenues, increases in expenses, or a further delay in the expected FDA approval, may adversely impact the Company's cash position. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

    The Company believes that operating losses are likely until after such time as the Company receives its PMA from the FDA for the Heart Laser TMR System. Although the Heart Laser TMR System has been granted "expedited review" status by the FDA, the Company cannot project when, if at all, such approval will be granted or that any approval will include desirable claims. Any failure or delay in receiving any such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must also convince health care p rofessionals, third party payors and the general public of the medical and economic benefits of the Heart Laser TMR System. No assurance can be given that the Company will be successful in marketing the Heart Laser TMR System or that the Company will be able to operate profitably on a consistent b asis.

     This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "except," "intend," believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the foward-looking statements: approval by the U.S. Food and Drug Administration, business conditions and growth in certain market segments and general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                PLC SYSTEMS INC.
                           Part II Other Information




ITEM 1. LEGAL PROCEEDINGS.

        The Company and certain of its officers have been named as defendants in eleven purported class action lawsuits each filed in August 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeki ng damages in connection with such alleged violations.
        Although the outcome of these suits is not currently predictable, management believes that the Company has meritorious defenses, and intends to vigorously defend the suits.

ITEM 2. CHANGES IN SECURITIES.

        In July, 1997, the Company entered into a $20 million financing commitment. Under the terms of the financing, The Company received $10,075,000 in July 1997 and will receive an additional $10,075,000 in August 1997 from the issuance of convertible debentures to accredited investors through Smith Barney Inc. as placement agent. The first tranche of debentures are due July 17, 2002 and the second tranche of debentures are due August 14, 2002. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of (a) $25.98, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,007,500 shares of Common Stock issuable in full payment of all accrued interest and principal. The second tranche of the debentures are convertible into common shares at the lesser of (a) $14.60, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,507,500 shares of Common Stock issuable in full payment of all accrued interest and principal.

        The Company has further agreed that should the Company 1.) receive a recommendation of non-approval of its Pre-Market Application for its Heart Laser System from the Circulatory Systems Advisory Panel of the U.S. Food and Drug Administration (the "Panel") or 2.) not receive a recommendation of approval from the Panel or FDA approval of its Pre-Market Application for its Heart Laser System by August 14, 1998 then the maximum number of shares of Common Stock which the Company shall be obligated to issue upon conversion of the tranche 2 debentures shall be increased from 1,507,500 to 2,007,500.

        The convertible debentures will accrue interest at 5% per annum, payable in cash or common stock at the Company's option, at the time of conversion. In connection with the issuance of the first tranche of convertible debentures, the Company has issued 69,875 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $27. 81 per share. In connection with the issuance of the second tranche of convertible debentures, the Company has issued 80,125 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $15.78 per share. If the average closing sale price of its Common Stock for any consecutive 30 trading day period commencing January 17, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder to redeem the warrant at a price of $.10 per warrant share. The warrants issued in connection with the first tranche expire on July 17, 2002. The warrants issued in connection with the second tranche expire on August 14, 2002.

        The Company has agreed to register the shares of common stock underlying the debentures and the warrants. As compensation for its services as placement agent, Smith Barney Inc. receives a placement fee equal to 6 % of the gross proceeds of all securities sold. The foregoing transaction was exempt from registration under the Securities Act of 1933, as amended by virtue of Rule 506 promulgated under Regulation D.



ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        On June 30, 1997, the Company held its Annual General Meeting of Stockholders to vote on the following proposals:

        1. To elect two members of the Board of Directors. Nominees for Director were: (a) Patricia L. Murphy and (b) Kenneth J. Pulkonik ("Proposal No.1");

        2. To appoint Ernst & Young LLP as auditors for Fiscal Year 1997 and to authorize the Directors to fix the remuneration to be paid to the auditors ("Proposal No. 2");

        Of the 16,627,537 shares of the Company's Common Stock of record as of May 23, 1997 able to be voted at the meeting, a total of approximately 12,295,713 shares were voted, or approximately 73.9% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

                             PLC SYSTEMS INC. Part
                        II Other Information - Continued


                                    SHARES        SHARES        SHARES
        PROPOSAL                  VOTING FOR  VOTING AGAINST  ABSTAINING
        --------                  ----------  --------------  ----------

        NO. 1

       (a) Patricia L. Murphy     12,020,533           0       275,180

       (b) Kenneth J. Pulkonik    12,037,637           0       258,076

       NO. 2                      12,112,130      73,363       110,220


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.)                           Exhibits
                                      --------

        (I) The following exhibits are filed herewith:

        Exhibit
          No.                           Title
        -------                       --------
          10a      Convertible Debenture Agreement.

          10b      First Amendment to Convertible Debenture Agreement.

          10c      Second Amendment to Convertible Debenture Agreement.

          10d      Form of Convertible Debenture.

          10e      Form of Redeemable Warrant.

          10f      Registration Rights Agreement.

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




                                   PLC SYSTEMS INC.
                                   Registrant



Date:    August 14, 1997           /s/  Patricia L. Murphy
     ------------------------      -------------------------------
                                   Patricia L. Murphy
                                   (Chief Financial Officer)