Form 10-Q
period 1997-09-30
PLC SYSTEMS INC
filed 1997-11-14
CIK 879682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended September 30, 1997.

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO     .
                                      -----   -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

         Class                                  Outstanding at November 11, 1997
         -----                                  --------------------------------
Common Stock, no par value                                 18,094,826









                                PLC SYSTEMS INC.

                                      INDEX


Part I.  Financial Information:

         Item 1.

               Condensed Consolidated Balance Sheets...........................3

               Condensed Consolidated Statements of Operations.................4

               Condensed Consolidated Statements of Cash Flows.................5

               Notes to Condensed Consolidated Financial Statements............6


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..........9-13


         Item 3. Quantitative and Qualitative Disclosure About Market Risk....13

Part II.     Other Information:

         Item 1.    Legal Proceedings.........................................14

         Item 2.    Changes in Securities.....................................14

         Item 3.    Defaults by the Company Upon its Senior Securities........14

         Item 4.    Submission of Matters to a Vote of Security Holders.......14

         Item 5.    Other Information.........................................14

         Item 6.    Exhibits and Reports on Form 8-K......................... 14

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                September 30,         December 31,
                                                                                     1997                 1996
                                                                                -------------         ------------
                                                                                 (Unaudited)
                                                      ASSETS
Current assets:

    Cash and cash equivalents..........................................             $ 4,151                $3,039
    Marketable securities..............................................              14,817                 5,470
    Accounts receivable, net...........................................               1,313                 2,635
    Inventories .......................................................               3,174                 2,345
    Prepaid expenses and other current assets..........................                 615                   679
                                                                                  ---------             ---------
        Total current assets...........................................              24,070                14,168

Equipment, furniture and leasehold improvements, net  .................               5,412                 4,712
Other assets...........................................................                 665                   537
                                                                                  ---------             ---------
       Total assets....................................................             $30,147               $19,417
                                                                                    =======               =======


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable...................................................              $1,081              $    867
    Accrued clinical costs.............................................               1,103                   935
    Accrued compensation...............................................                 623                   467
    Deferred revenue...................................................                 262                   339
    Other accrued liabilities..........................................                 451                   315
                                                                                  ---------
       Total current liabilities.......................................               3,520                 2,923

5% Convertible Debentures..............................................               3,804                     -
Capital lease obligations..............................................                  18                    27

Commitments and contingencies

Stockholders' equity:
Common stock, no par value,  25,000 shares authorized,  18,060 and 16,419 shares issued and outstanding at June 30, 1997
   and December 31, 1996, respectively  and 16,513 shares
   issued and outstanding at September 30, 1997 and
   December 31, 1996, respectively.....................................              69,841                54,030
Accumulated deficit....................................................            (46,410)              (37,129)
Foreign currency translation...........................................               (626)                 (434)
                                                                                  --------             ---------
                                                                                     22,805                16,467
                                                                                    -------              --------
Total liabilities and stockholders' equity.............................             $30,147               $19,417
                                                                                    =======               =======


          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                             ----------------------            -----------------------
                                                             1997              1996            1997               1996
                                                             ----              ----            ----               ----
Revenues:
   Product sales...........................                  $1,110           $1,802          $4,406             $6,768
   Placement and service fees..............                     775              691           2,489              1,985
                                                           --------          -------         -------            -------
          Total revenues ..................                   1,885            2,493           6,895              8,753

Cost of revenues:
  Product sales   .........................                     654              676           1,895              1,936
  Placement and service fees...............                     565              233           1,624                739
                                                           --------          -------         -------            -------
     Total cost of revenues................                   1,219              909           3,519              2,675

Gross profit...............................                     666            1,584           3,376              6,078

Operating expenses:
  Selling, general and administrative .....                   3,076            1,555           9,411              4,597
  Research and development.................                   1,180              725           3,397              2,043
                                                            -------          -------         -------            -------
    Total operating expenses...............                   4,256            2,280          12,808              6,640
                                                            -------           ------          ------            -------

Loss from operations.......................                  (3,590)            (696)         (9,432)              (562)

Other income:
  Interest income..........................                     172              126             310                427
  Interest expense.........................                    (131)              (3)           (136)                (5)
  Gain (loss) from foreign currency, net...                     (13)              11             (23)               (44)
                                                         ----------         --------        --------           --------
                                                                 28              134             151                378
                                                          ---------          -------        --------            -------

Loss before income taxes...................                  (3,562)            (562)         (9,281)              (184)
Provision for income taxes.................                       -                -               -                  4
                                                         ----------        ---------      ----------          ---------
Net loss...................................                $ (3,562)         $  (562)       $ (9,281)          $   (188)
                                                           ========          =======        ========           ========

Net loss per share.........................                $  (0.21)         $ (0.03)       $  (0.56)          $  (0.01)

Shares used to compute net loss
  per share................................                  16,836           16,499          16,673             16,331


          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        -------------------------
                                                                                          1997              1996

Operating activities:

    Net loss...........................................................                $ (9,281)        $    (188)

    Adjustments to reconcile net loss to net cash provided  (used) for operating activities:
      Depreciation and amortization....................................                   1,272               854
        Change in assets and liabilities:
           Accounts receivable.........................................                   1,384             5,886
           Inventory  .................................................                    (803)           (1,410)
           Prepaid expenses and other assets...........................                     (71)             (777)
          Accounts payable.............................................                     198               629

          Deferred revenue.............................................                    (107)              100
          Accrued liabilities..........................................                     552              (504)
                                                                                       --------          --------
Net cash provided (used) for operating activities......................                 (6,856)             4,590

Investing activities:
     Purchase of marketable securities.................................                 (14,817)          (18,444)
     Maturities of marketable securities...............................                   5,470            17,472
     Purchase of fixed assets..........................................                  (1,917)           (2,522)
                                                                                       --------           -------
Net cash used for investing activities.................................                 (11,264)           (3,494)

Financing activities:
     Issuance of 5% Convertible Debentures, net of issuance costs......                  18,784                 -
     Net proceeds from sales of shares.................................                     724             2,483
     Repayment of stockholder notes....................................                       -               110
     Principal payments on capital lease obligations...................                      (8)               (7)
                                                                                      ---------        ----------
Net cash provided by financing activities..............................                  19,500             2,586

Effect of exchange rate changes on cash and cash equivalents...........                    (268)             (217)
                                                                                       --------          --------
Net increase in cash and cash equivalents..............................                   1,112             3,465

Cash and cash equivalents at beginning of period.......................                   3,039               704
                                                                                        -------          --------
Cash and cash equivalents at end of period.............................                 $ 4,151           $ 4,169
                                                                                        =======           =======

NON-CASH FINANCING ACTIVITIES:
     Conversion of Convertible Debentures and accrued
        interest into Common Stock.....................................                 $15,088        $        -


          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.       NET LOSS PER SHARE

         The net loss per share is calculated using the weighted average number of shares outstanding during the period and does not include share equivalents.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is not expected to be a change to the net loss per share for the three or nine months ended September 30, 1997 or September 30, 1996 as a result of the new requirements.

3.       INVENTORY

         Inventories consist of the following (in thousands):


                                              September 30,     December 31,
                                                  1997              1996
                                              -------------     ------------
            Raw materials  . . . . . . . . . .   $1,731            $1,043
            Work in process .  . . . . . . . .      503               306
            Finished goods . . . . . . . . . .      940               996
                                                 ------          --------
                                                 $3,174            $2,345
                                                 ======            ======

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


4.       ISSUANCE OF CONVERTIBLE DEBENTURES

         In July 1997, the Company entered into a $20 million financing commitment. Under the terms of the financing, The Company received $10,075,000 in July 1997 and $10,075,000 in August 1997 from the issuance of five-year convertible debentures to accredited investors through Smith Barney Inc. as placement agent. The convertible debentures accrue interest at 5% per annum, payable in cash or common stock at the Company's option, at the time of conversion. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of (a) $25.98, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,007,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, the entire first tranche of convertible debentures of $10,075,000 and related accrued interest converted into 890,394 shares of common stock. The second tranche of the debentures are convertible into common shares at the lesser of (a) $14.60, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,507,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, $5,825,000 of the second tranche of convertible debentures and related accrued interest converted into 512,572 shares of common stock. The remaining debentures are due August 14, 2002.

         The Company has further agreed to issue 500,000 additional shares subsequent to August 14, 1997 under either of the following conditions should the Company; 1) receive a recommendation of non-approval of its Pre-Market Application for its Heart Laser System from the Circulatory Systems Advisory Panel of the U.S. Food and Drug Administration (the "Panel") or 2) not receive a recommendation of approval from the Panel or FDA approval of its PreMarket Application for its Heart Laser System by August 14, 1998.

         In connection with the issuance of the first tranche of convertible debentures, the Company has issued 69,875 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $27.81 per share. In connection with the issuance of the second tranche of convertible debentures, the Company has issued 80,125 redeemable warrants to these accredited investors to purchase shares of its Common Stock at $15.78 per share. If the average closing sale price of its Common Stock for any consecutive 30 trading day period commencing January 17, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder to redeem the warrant at a price of $.10 per warrant share. The warrants issued in connection with the first tranche expire on July 17, 2002. The warrants issued in connection with the second tranche expire on August 14, 2002.

         As compensation for its services as placement agent, Smith Barney Inc. received a placement fee equal to 6% of the gross proceeds of all securities sold. The foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 promulgated under Regulation D.

         The shares underlying these securities were registered under a Form S-3 filed with the Securities and Exchange Commission on August 25, 1997. The registration statement was declared effective on September 5, 1997.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



5.       LEGAL PROCEEDINGS

         Since the Company's filing of its Form 10-Q for the period ended June 30, 1997, there have been an additional ten purported class action lawsuits filed naming the Company and certain of its officers as defendants. As a result, a total of 21 purported class action lawsuits have been filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Although the outcome of these suits is not currently predictable, management believes that the Company has meritorious defenses, and intends to vigorously defend the suits. A motion to consolidate these actions is pending before the court.

ITEM 2.
--------------------------------------------------------------------------------
                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has two marketing strategies for selling the Heart Laser(TM)1 TMR System and its related components and sterile kits: placement contracts and product sales. The placement contract allows the Company to receive recurring revenues based on the usage of the Heart Laser System rather than one-time revenues for the sale of each Heart Laser System. Under the placement model, an installation fee is paid when the Heart Laser System is installed and the Company then receives recurring usage revenues. Sterile handpieces and other disposables are included in the per procedure fee. Revenues from these contracts are classified as placement fees.


         In foreign countries where credit risk is high or where health care is not reimbursed by the government or insurance, the Heart Laser System is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Laser Systems directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended September 30, 1997 were $1,885,000, a decrease of 24% when compared to $2,493,000 for the quarter ended September 30, 1996. Product sales for the quarter ended September 30, 1997 were $1,110,000, a decrease of 38% when compared to $1,802,000 for the quarter ended September 30, 1996. Both total revenues and product sales decreased in the 1997 three month period as the Company recognized revenue on two units in the three months ended September 30, 1997 compared to three units in the period ended September 30, 1996.

         Total revenues for the nine month period ended September 30, 1997 were $6,895,000, a decrease of 21% when compared to $8,753,000 for the nine months ended September 30, 1996. Product sales for the nine month period ended September 30, 1997 were $4,406,000, a decrease of 35% when compared to $6,768,000 for the nine months ended September 30, 1996. The major factors in both of these year to date decreases are the number of TMR Systems sold and the customer mix. For the nine months ended September 30, 1997, the Company recognized revenue on eight Heart Laser Systems, of which seven were sold to distributors as compared to ten Heart Laser Systems for the nine months ended September 30, 1996, of which seven were sold directly to customers and three were sold to distributors. Heart Laser Systems sold directly to customers

------------------------------------

1.  The Heart Laser is a trademark of PLC Medical Systems, Inc.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


typically generate higher sales dollars then those sold to distributors.

         Placement and service fees for the three and nine months ended September 30, 1997 were $775,000 and $2,489,000, respectively, an increase of 12% and 25% when compared with $691,000 and $1,985,000 for the same periods in fiscal 1996. These increases reflect the continued adoption of the placement contract as the method of sale for the Heart Laser Systems.

         Total gross profit for the three and nine month periods ended September 30, 1997 approximated 35% and 49%, respectively, down from 64% and 69% for the comparable periods in fiscal 1996. This decrease resulted from two factors. First, the total gross margin declined due to unfavorable capacity and manufacturing variances. These variances resulted from the high level of overhead expenses associated with the new facility in September 1996 coupled with increased staffing. The Company anticipates that after PMA approval, of which no assurance can be given, production will increase to levels which will adequately absorb manufacturing overhead and mitigate these variances. Secondly, as previously discussed, the Company shipped less units under the sales strategy in 1997 than in 1996 and the mix was primarily to distributors in 1997 as compared to direct sales in 1996. Heart Laser Systems sold directly to customers typically carry a higher gross profit then those sold through distributors.

         Selling, general and administrative expenditures of $3,076,000 and $9,411,000 for the three and nine month periods ending September 30, 1997 increased 98% and 105% respectively when compared to fiscal 1996 expenditures of $1,555,000 and $4,597,000. In anticipation of the U.S. launch of the Heart Laser System, the Company increased its domestic sales and marketing efforts and its administrative expenses by approximately $429,000 and $1,502,000, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase is primarily due to increased staffing, increased use of outside consultants, and other expenses.

         Research and development expenditures for the three and nine months ended September 30, 1997 was $1,180,000 and $3,397,000, respectively, an increase of 63% and 66% when compared to spending of $725,000 and $2,043,000 for the comparable periods in fiscal 1996. This increase is related to increased staffing requirements associated with growing demands for clinical study compilation and the development of new products. In addition, the Company continues to collect and analyze clinical data for its submissions to the FDA.

         Interest income for the three and nine months ended September 30, 1997 was $172,000 and $310,000, respectively, when compared to $126,000 and $427,000 for the comparable periods in fiscal 1996. The 1997 amounts include interest income earned from the convertible debt proceeds received in July and August 1997. Interest expense for the three and nine months ended September 30, 1997 was $131,000 and $136,000, when compared to $3,000 and $5,000 for the

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


comparable periods in 1996. The 1997 amounts include interest expense related to the outstanding convertible debentures issued in July and August 1997.

         The Company records transactions in several foreign currencies, which resulted in currency fluctuation losses of $13,000 and $23,000 for the three and nine months ended September 30, 1997 as compared to income of $11,000 for the three months ended September 30, 1996 and a loss of $44,000 for the nine months ended September 30, 1996.

         The Company did not record an income tax provision for the three or nine months ended September 30, 1997 due to its net loss of $3,562,000 and $9,281,000, respectively. The Company believes it has sufficient net operating loss carryforwards to offset taxable income, if any, for the year ended December 31, 1997. A provision for income tax was made in 1996 to cover the tax liability under the alternative minimum tax regulations which cannot be offset by net operating loss carryforwards.

         The Company incurred a net loss of $3,562,000 for the quarter ended September 30, 1997 when compared to the net loss of $562,000 for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, the Company had a net loss of $9,281,000 as compared with a net loss of $188,000 for the nine month period ended September 30, 1996. As previously discussed in more detail, the following resulted in a higher loss for both the three and nine month periods in 1997; lower mix of sales contracts at distributor pricing, unfavorable capacity and manufacturing variances, and higher overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of $4,151,000 and marketable securities of $14,817,000. In July and August 1997, the Company received approximately $19,000,000 in net proceeds through the issuance of convertible debentures due July 2002 and August 2002. In September 1997, $15,900,000 of these debentures were converted into the Company's Common Stock. See Note 4 in the accompanying financial statements.

         For the nine months ended September 30, 1997, the Company incurred a loss of $9,281,000 which resulted in the use of approximately $6,900,000 to support operations. Cash used in investing activities was approximately $11,300,000 primarily related to the purchase of marketable securities of $14,800,000 as a result of the proceeds received from the issuance of the convertible debentures discussed previously, and maturities of marketable securities of $5,500,000. In addition, the Company invested $1,900,000 in fixed assets, primarily related to its placement contract activity. Cash provided by financing activities was approximately $19,500,000, primarily related to the net proceeds of $18,800,000 received through the issuance of convertible debentures.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         In February 1997, the Company's PreMarket Approval application ("PMA") was filed by the FDA. In anticipation of a possible FDA approval, the Company had been increasing its overall operating expenses and overhead to be positioned to further increase its production capacities. In order to be adequately positioned to meet these demands, the Company secured financing in July 1997.

         On July 28, 1997, an FDA Advisory Panel reviewed the data collected to date on the Heart Laser System. The Advisory Panel recommended a non-approval at that meeting with the requirement of additional data to complete the randomized study. The Panel did not recommend a new study. The Heart Laser System remains on the expedited review path and will continue to be used by its clinical investigators. The Company is completing the analysis of the randomized study requested by the FDA Advisory Panel and expects to make a submission to the FDA in November 1997.

         As a result of the recent FDA Advisory Panel decision, a revised time frame for possible FDA approval has not been projected. Given this delay, the Company will monitor its operating expenses closely and will minimize increases to expenses and overhead during this period. With the $19,000,000 in net proceeds received in July and August 1997, the Company believes that it has sufficient resources to meet its working capital demands for at least the next twelve months.

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

         The Company believes that operating losses are likely until after such time as the Company receives its PMA from the FDA for the Heart Laser System. Although the Heart Laser System has been granted "expedited review" status by the FDA, the Company cannot project when, if at all, such approval will be granted or that any approval will include desirable claims. Any failure or delay in receiving any such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser System. No assurance can be given that the Company will be successful in marketing the Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: approval by the U.S. Food and Drug Administration, business conditions and growth in certain market segments and general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

                                PLC SYSTEMS INC.
                            Part II Other Information

ITEM 1.    LEGAL PROCEEDINGS.

           See Note 5 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES.


           See Note 4 to Notes to Consolidated Financial Statements filed with this Form 10-Q.


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

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.)                          Exhibits
                                        --------
             (I) The following exhibits are filed herewith:

             Exhibit
                No.                        Title
             -------                       -----

              10a       Form of Key Employment Agreement of William C. Dow.

              10b       1997 Executive Stock Option Plan.

              11        Statement re Computation of Per Share
                        Earnings.

              27        Financial Data Schedule.

           b.)  Reports on Form 8-K
                -------------------
                None

                                PLC SYSTEMS INC.
                            Part II Other Information
                                   (Continued)






SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    PLC SYSTEMS INC.
                                                    Registrant



Date:      November 14, 1997                        By: /s/ Patricia L. Murphy
      ---------------------------                      -------------------------
                                                        Patricia L. Murphy
                                                       (Chief Financial Officer)