Form 10-K
period 1997-12-31
PLC SYSTEMS INC
filed 1998-03-31
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-11388

                            ------------------------

                                PLC SYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

             BRITISH COLUMBIA, CANADA                                   04-3153858
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                     10 FORGE PARK, FRANKLIN, MASSACHUSETTS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     02038
                                   (ZIP CODE)

                            ------------------------

                                 (508) 541-8800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
               -------------------                                ---------------------
            COMMON STOCK, NO PAR VALUE                           AMERICAN STOCK EXCHANGE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price for such stock on March 23, 1998, was $262,345,727. As of March 23, 1998, 18,973,114 shares of Common Stock, no par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                              PART OF FORM 10-K
                                                                                  IN WHICH
                                       DOCUMENT                           DOCUMENT IS INCORPORATED
                                       --------                           ------------------------
                       Registration Statement on Form S-1                          Part IV
                       (File No. 33-58258).

                       Registration Statement on Form S-1                          Part IV
                       (File No. 33-48340).

           COMPLIANCE WITH COMPANY ACT REGULATIONS (BRITISH COLUMBIA)

     This Annual Report on Form 10-K is intended to comply with the requirements of Section 6 of the Company Act Regulations (British Columbia).

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     This report contains forward-looking statements regarding the U.S. Food and Drug Administration ("FDA") approval, anticipated increases in revenues, marketing of products and proposed products, product performance, adequacy of the Company's facilities, patents and patent applications, competition and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: approval by the U.S. Food and Drug Administration, ability to secure any required additional financing, business conditions and growth in certain market segments and economic conditions, competition, market acceptance of the Company's products and proposed products, reimbursement policies of government and insurance carriers, the uncertainty that existing patents will be held valid, that any additional patents will be issued or that the scope of any patent protection will exclude competitors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

     PLC Systems Inc. ("PLC" or the "Company") has developed a patented high-powered carbon dioxide ("CO(2)") laser system known as The Heart Laser System(TM)(1) for broad application in the treatment of coronary artery disease in a surgical laser procedure pioneered by the Company and its clinical investigators known as transmyocardial revascularization ("TMR"). The Company believes that TMR using the Heart Laser System may provide an alternative or adjunct therapy to conventional revascularization treatments, such as coronary bypass surgery and balloon angioplasty or may be used to treat patients who cannot be helped by these treatments.

     TMR, using the Heart Laser System creates new channels in the heart that permit oxygenated blood present in the left ventricle of the heart to flow outwardly to the ischemic (oxygen starved) areas of the heart muscle affected by atherosclerosis. Through a small incision made between the patient's ribs, the Heart Laser System is used to drill approximately 20-40 tiny channels from the exterior of the heart muscle into the interior of the left ventricle. This procedure is performed on a beating heart and does not require the use of a heart-lung machine. Clinical test results have indicated that through the body's normal healing process, the end of each hole on the exterior of the heart muscle closes, but the channels created into the interior remain open resulting in oxygenated blood flowing outwardly from the left ventricle to the ischemic areas of the heart muscle. Studies conducted at the Max Planck Institut in Germany using myocardial contrast echocardiography (MCE) demonstrated patent (open) channels in the heart muscles of TMR patients which was further confirmed by a study conducted at University Hospital in Hamburg, Germany using a revolutionary ultrasound system.

     Under the Company's first indication for the Heart Laser System, for which PLC has submitted a PreMarket Approval application ("PMA"), the U.S. Food and Drug Administration ("FDA") has authorized the Company to utilize the Heart Laser System to treat patients who were not suitable for conventional bypass surgery or other revascularization procedures. Management believes that clinical testing to date has been positive, with benefits including reduced length of hospital stays by patients, more efficient all-inclusive treatment costs, reduction of angina pain, increased activity level, improved quality of life and reduced incidents of adverse side effects and restenosis compared to alternative treatments. Management notes, however, that TMR using the Heart Laser System is still in the testing stage and that at this time no assurance can be given regarding the ultimate safety or efficacy of the device as treatment for cardiovascular disease.

---------------

1The Heart Laser is a trademark of PLC Medical Systems, Inc.

     Well over 3,500 patients have been treated with TMR using the Heart Laser System in the United States and overseas. The Heart Laser System has been shipped to 30 sites in the United States, and the Company had sold or placed (through December 31, 1997) 69 Heart Laser Systems overseas. At the same time, a number of studies and scientific conferences have been held favorably reporting on the use of TMR using the Heart Laser System as an adjunct or alternative to bypass and angioplasty procedures on patients that were not eligible for these procedures.

     Since the Company's last annual report on Form 10-K, the following significant events and accomplishments have taken place:

     Review of PMA by FDA Circulatory System Devices Advisory Panel. In July 1997, the circulatory systems devices panel of the FDA convened to review the Company's PMA application for TMR using the Heart Laser System. In a nine to two vote, the panel recommended that the PMA application not be recommended for approval pending further patient data. In September 1997, the Company received a letter from the FDA, which agreed with the panel's recommendation of non-approval and completion of the follow-up data. Included in this letter were 12 requests for further information relating to follow-up data, which when answered, would place the PMA application in "approvable form."

     PLC Systems Completes Data Submission to the FDA for The Heart Laser System. In December 1997, the Company submitted all of the requested data on TMR using The Heart Laser System to the FDA. The submission was in response to the list of 12 requests received from the FDA following the July 1997 panel meeting. The 12 month data from the controlled randomized study of TMR versus medical management suggests that patients with end-stage or chronic coronary artery disease who undergo TMR using the CO(2) Heart Laser System fare significantly better than patients on medical management. In addition to the 12 month data on the controlled randomized study, the Company also submitted favorable long-term, three year angina data on more than 60 TMR patients from its earlier studies.

     New FDA Advisory Panel Scheduled to Review TMR using The Heart Laser System. In March 1998, the Company was advised that an FDA Advisory Panel would review the PMA application for TMR using the Heart Laser System on April 24, 1998. Written notification of the advisory panel meeting is expected to be posted in the Federal Register approximately 15 days prior to the meeting. All FDA advisory panel schedules are subject to change. No assurance can be given that the advisory panel will recommend approval for the Company's Heart Laser System at the April panel meeting, or at any future meeting.

     PLC Systems Completes $20 Million Convertible Debenture Financing. In August 1997, the Company completed, through Smith Barney, a $20 million financing from funds advised by Brown Simpson Asset Management, LLC. Under the terms of the financing, the Company received $20 million from the issuance of convertible debentures due July 17, 2002. All debentures were converted into Common Stock beginning September 10, 1997 and ending February 9, 1998. The money raised provides the Company with a solid cash position to continue its clinical studies of TMR in the U.S. and prepare the Company for the potential worldwide launch of The Heart Laser System.

     William C. Dow Appointed President and CEO of PLC Systems. In August 1997, William C. Dow, joined the Company as President and CEO. Mr. Dow joined the Company after serving as President and CEO of Deknatel Snowden Pencer Worldwide, Inc., a $100 million medical device manufacturer and marketing subsidiary of Genzyme Corporation. Mr Dow has more than 25 years of broad-based experience in the medical device and services industry. Mr. Dow holds a Bachelor of Science in Engineering from the United States Naval Academy and served as a Lieutenant in the U.S. Navy where he was a pilot and a supply officer.

     TMR Studies Underway in Japan Using PLC Systems CO2 Heart Laser System. In March 1997, The Heart Institute of Japan located at Tokyo Women's Medical Center performed the country's first TMR procedure as part of the Ministry of Health and Welfare (MHW) approval process in that country. In compliance with the MHW approved protocol, a total of 60 patients will be enrolled in the Japanese study. To date, 54 patients have been enrolled in this study. The Company is working closely with its distributor IMATRON Japan to provide technical support and training in Japan during the clinical studies. The Company believes MHW approval for TMR using The Heart Laser System could be granted sometime in the period beginning late 1998 through early 1999. No assurance can be given that an MHW approval will be granted in this timeframe, if at all.

     HCFA/Medicare Institutes a Non-Coverage Policy for TMR Patients in the United States. Effective May 1997, the Health Care Financing Administration
(HCFA) instituted a non-coverage instruction for Medicare patients in the U. S. receiving TMR. The Company has been in regular contact with HCFA and continues to advise the agency of the Company's progress through the FDA regulatory approval process. The Company is hopeful that upon PMA approval, Medicare reimbursement for TMR using the Heart Laser System will be implemented as reimbursement policies will continue to impact the Company's business and revenues. No assurance can be given that Medicare reimbursement will be implemented after PMA approval and no assurance can be given that the FDA will grant a PMA approval for the Heart Laser System.

     PLC Systems Strengthens Team with Addition of New Executive Managers. In January 1998, the Company announced the addition of several new senior management positions. New senior managers include: Vincent Puglisi, Corporate Sales; Paul Levesque, Marketing and New Business Development; Cindy Crosby, Regulatory and Quality Assurance and Jennifer Miller, General Counsel. The Company has expanded its management team with executives with experience in transitioning businesses from research and development to commercialization.

BACKGROUND

     In 1981, the Company's Chairman, Dr. Robert I. Rudko, formed Laser Engineering, Inc. ("LEI"), now PLC Medical Systems, Inc., to commercialize the development of sealed-off carbon dioxide ("CO(2)") lasers. In 1988, the San Francisco Heart Institute advanced $250,000 to assist the Company in the development of a high-powered CO(2) laser which could be used for TMR on a beating heart.

     In November 1990, the Company received a Phase I Investigational Device Exemption ("IDE") for its Heart Laser System from the FDA. In granting the Phase I study, the FDA permitted the use of the Heart Laser System for patients considered not suitable for any other intervention. Phase I trials were performed by Dr. John Crew at Seton Medical Center in Daly City, California and were completed in October 1991. In April 1992, the Company received Phase II clearance from the FDA to perform TMR on 50 patients at four clinical sites. This clearance was periodically expanded to include 201 patients at eight clinical sites. In 1995, the FDA granted three new IDE's for studies of TMR using the Heart Laser System. The first was a 100 patient randomized study (Phase III) comparing TMR patients to patients receiving medical management. The study was later expanded to 200 patients. The second study is a 400 patient randomized trial comparing TMR patients to patients receiving a second bypass surgery. The third is a study comparing patients receiving TMR in conjunction with bypass surgery to patients receiving only bypass surgery. The Phase I, II and III studies have been completed and a PMA application was filed in February 1997. The PMA application was reviewed by the circulatory systems device panel in July 1997 which resulted in a recommendation for non-approval pending further patient data.

     Since April 1992, the Company has received 11 U.S. patents relating to the underlying laser technology, the use of a laser on a beating heart, the Heart Laser System handpiece, and other laser accessories. The Company also has 12 U.S. patent applications pending that cover various aspects of the technology for the Heart Laser System and the process by which a laser is used to revascularize the myocardium, as well as other laser technologies. The Company also holds a number of foreign patents and patent applications.

     The Company was incorporated pursuant to the Company Act of British Columbia, Canada on March 3, 1987 and has its principal offices and manufacturing facilities at 10 Forge Park, Franklin, Massachusetts 02038. The Company's telephone number is (508) 541-8800. As used herein, the term "Company" means, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais Lda, PLC Sistemas Medicos Internacionais GmbH, PLC Medical Systems AG, PLC Medical Systems France, PLC Medical Systems Asia/Pacific Pte Ltd and PLC Medical Systems Australia Pty Ltd.

CARDIOVASCULAR DISEASE AND CURRENT THERAPIES

     Cardiovascular disease is the leading cause of death in the U.S. with more than 954,000 deaths annually. This represents over 40% of all U.S. deaths. Over 13 million Americans suffer from coronary heart disease with 350,000 new cases every year. Atherosclerosis, the principal form of cardiovascular disease and primary cause of heart attacks, is characterized by a progressive accumulation of fatty deposits known as "plaque" in the walls of arteries and the resulting narrowing of the interior of the arteries. Atherosclerosis reduces blood flow to the muscle wall ("myocardium") of the heart, causing ischemia and resulting angina pain and can further lead to a complete occlusion of the artery causing a heart attack. According to the 1998 Heart and Stroke Facts Statistics published by the American Heart Association (the "AHA"), approximately 573,000 coronary bypass operations were performed on 360,000 patients and 434,000 balloon angioplasty procedures were performed in the U.S. on 408,000 patients in 1995. The AHA estimates the cost of cardiovascular disease in 1997 at $259.1 billion, including physician and nursing services, hospital and nursing home services, the cost of medications and lost productivity resulting from disability.

     Traditional treatment of atherosclerosis includes drug therapy, coronary bypass surgery and angioplasty. Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Conventional bypass surgery involves cutting open the patient's chest, cutting through the sternum, connecting the patient to a heart-lung machine and stopping the heart, attaching a vein or artery removed from another part of the patient's body to create a bypass around the diseased blood vessel and restarting the heart. Hospital charges for bypass surgery are typically between $25,000 to $45,000 and bypass requires prolonged hospitalization and extensive recuperation periods. In addition bypass grafts eventually fail. Certain patients are not suitable for bypass procedures, including those who have previously undergone bypass surgeries, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some diabetics, and others who are too ill to survive the use of a heart lung machine.

     A less invasive alternative to bypass surgery is balloon angioplasty. The most common form of angioplasty involves the use of balloon-tipped catheters inserted into a diseased artery. By inflating the balloon at the site of blockage ("lesion"), the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow. Metallic stents were developed to help prevent the sudden closures that sometime occur after angioplasty and to help reduce restenosis. These stents are inserted into the artery after balloon angioplasty to hold the expanded plaque in place. Because it is less traumatic and less costly, balloon angioplasty is preferred over bypass surgery when the blockages are not complicated and involve few coronary arteries. While offering certain benefits compared to bypass surgery, certain studies including the 1991 Coronary Artery Descriptors and Restenosis Study ("CADRE") and the 1993 Emory Angioplasty vs. Surgery Trial ("EAST") suggest restenosis or reocclusion is a serious problem with traditional angioplasty treatment. While stents have been shown to help reduce restenosis, and are used extensively, restenosis continues to occur at a significant rate. Atherectomy, another angioplasty-type treatment, involves the use of a catheter that contains a rotating mechanical device to cut, grind away and remove the plaque.

     Management believes that TMR utilizing the Heart Laser System may be useful as a treatment for patients who are no longer candidates for either angioplasty or bypass because of either extensive disease or small coronary arteries. TMR is designed to be less invasive and less expensive than bypass surgery, and may avoid the restenosis problem inherent with bypass surgery and balloon angioplasty by not targeting the coronary arteries for treatment. Also, TMR may be useful in conjunction with angioplasty or bypass to obtain more complete revascularization.

     In addition to the more conventional treatment described above, there are a number of newer treatments and therapies including minimally invasive direct coronary artery bypass ("MIDCAB"), "trap door" coronary bypass and the use of angiogenic growth factors. Some of these techniques and therapies may offer certain improvements in relation to conventional treatments. Management believes that TMR can be used in conjunction with these less invasive procedures to more effectively revascularize the heart muscle.

TMR UTILIZING THE HEART LASER SYSTEM

     The main challenge in treating atherosclerosis is to allow adequate blood to flow to the heart muscle without significantly damaging the heart. Conventional and newer techniques described above are used to bypass, reopen or widen blocked or narrowed arteries and could eventually fail due to restenosis or natural disease progression. TMR using the Heart Laser System involves a different technique where channels are created into the myocardium as a means of supplying oxygen-rich blood from the left ventricular chamber into the ischemic myocardium. TMR does not target the coronary arteries for treatment.

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

     During the TMR procedure, the patient is given general anaesthesia. An incision is made in the patient's side between the ribs, exposing the heart. The laser's output is computer synchronized with the patient's heartbeat, firing when the left ventricle is filled with blood and is electrically insensitive. The Company believes that synchronization minimizes arrhythmia (irregular heart beat) and associated morbidity and mortality. In fact, research studies conducted by the Texas Heart Institute have indicated that failure to synchronize may lead to a significant increase in life threatening arrhythmias. The synchronization process is covered under a patent owned by the Company and is accomplished using an EKG monitor located on the laser and a computer used to control the laser system. The Heart Laser System is capable of drilling a transmural channel in less than 0.05 seconds in a patient whose heart has not been stopped and who has not been placed on a heart lung machine. The surgeon can vary the pulse width of the laser using a touch key control panel to accommodate for the thickness of the patient's heart muscle. Transesophageal
(TEE) ultrasound is used to determine that complete channels are made by the laser. Generally, 20-40 new channels are drilled during the procedure to create new alternative channels for blood flow to the ischemic heart muscle. Each TMR procedure requires a sterile, single use, TMR kit containing a lens cell, assorted TMR hand pieces, EKG electrodes, drapes and other disposable items.

     In accordance with the FDA protocol governing the multi-center non-randomized, Phase II clinical trial, all of the 201 study patients treated with the TMR procedure were critically ill with extensive coronary artery disease and were not suitable candidates for coronary bypass or angioplasty revascularization due to the severity of their coronary artery disease. Of the 201 study patients, 15 patients died within 30 days of the surgery and 17 died during the 12 months follow-up period. An additional seven patients died from other non-cardiac reasons. This mortality rate is well within the mortality rate for second bypass surgery despite the fact that the TMR patients tended to be much sicker than those who are typically eligible for a second bypass surgery. Physician reports indicate that none of these deaths were directly related to the TMR procedure.

     In July of 1995, the Company began a multi-center randomized control study comparing TMR using the Heart Laser System to continued medical therapy for the treatment of end stage coronary artery disease in patients who were not suitable candidates for coronary bypass or angioplasty revascularization. Following submission by the Company of preliminary study results, the FDA ended the randomization process of the study in September 1996, allowing all subsequent patients enrolled in the study to receive TMR treatment. Of the 192 patients randomized into the study, 91 patients have received TMR treatment and 101 were placed in the control arm of the study. Three of the 91 TMR patients died within 30 days of the surgery. Ten TMR patients died during the 12 month follow-up period. Twenty two of the 101 patients randomized to the medical management group died.

     The PMA application for the Heart Laser System was filed by the FDA in February 1997. In July 1997, the PMA application was reviewed by the circulatory systems device panel of the FDA. The panel voted 9 to 2 that the PMA application not be recommended for approval pending further patient data. In September 1997, the Company received a letter from the FDA which agreed with the panel's recommendation and outlined 12 items which when completed, would place the PMA in "approvable form". In December 1997, the Company completed the submission of the data related to the 12 requested items. The information included all the follow-up data on the 192 patients enrolled in the randomized study. The Company is currently waiting for a subsequent advisory panel review which is tentatively scheduled for April 24, 1998.

     After the one year follow-up, the Company was no longer required by the FDA to ask patients to come in for regular testing, however, the Company recently undertook an effort to gather long-term (more than 12 months) data on the Phase I, II, and III patients. The Company was able to collect three year follow-up on 62 patients. The average angina class of these patients, which was 3.8 preoperatively, was down to 1.5 three years postoperatively. The three year survival rate for these patients was 73%. Based on these results, management believes that the possibility of a "placebo effect" being responsible for angina improvements, is unlikely as "placebo effects" typically do not last longer than six months.

     Recent technical advances in echocardiography technology have made it possible to visualize blood flow in TMR channels at follow-up. These clinical findings confirm previous postmortem examination on two TMR patients treated with the Heart Laser System which indicated that the TMR channels were still open after 3 and 12 months. These channels were active and collateral growth (growth of new blood vessels) had occurred. It also appears that additional mechanisms of action such as angiogenesis may be occurring. The exact mechanism of action has yet to be proven and it should be noted that defining the mechanism is not a requirement for FDA approval.

     In addition to the work on patients with no other alternative, the Company continues to enroll patients in its two other clinical trials; patients eligible for redo bypass and patients who are having a combination bypass-TMR procedure. The results of these studies indicate that TMR could potentially have expanded applications in the treatment of coronary artery disease.

POTENTIAL BENEFITS OF TMR

     Based on clinical results to date, the Company believes that TMR using the Heart Laser System provides a number of benefits, although no assurance can be given that any of the mentioned benefits will be received by patients and no assurance can be given that the FDA will approve the Heart Laser System. These anticipated benefits include:

     Potentially a Third Revascularization Option. In the future, TMR may be used on patients as an alternative to bypass or angioplasty procedures.

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

     Potentially Lower Medical Costs. Management believes the medical costs associated with TMR using the Heart Laser System will be less than the costs of traditional bypass surgery which requires a larger surgical team, more supporting equipment and a longer hospital stay. The cost of TMR in some situations may also be less than angioplasty when combinations of additional devices such as atherectomy catheters, stents or intravascular ultrasound are required.

     Potentially Quicker Recovery. Since TMR using the Heart Laser System is less invasive and does not involve stopping and starting the heart, the patient may recover more quickly than if conventional bypass techniques were used, with a potentially reduced risk of complications compared with the risks associated with bypass surgery.

     Potentially Minimally Invasive Surgery. Management believes that development of a thoracoscopic delivery device, would allow TMR to be performed less invasively. Testing to date has been very encouraging. Management believes that a thoracoscopic delivery device could potentially reduce complication risks and the length of hospital stay as well as provide a further reduction in hospital and post operative costs.

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

     Potential Therapy for Heart Transplant Patients. TMR could potentially be used on post transplant patients suffering from chronic rejection atherosclerosis. Presently, the only treatment for this condition is re-transplantation.

DEVELOPMENT OF MARKETING STRATEGY

     The Company's strategy is to establish TMR using the Heart Laser System as an appropriate means of treating patients suffering from coronary artery disease. Currently, the Heart Laser System is an investigational device in the U.S. and cannot be marketed as a commercial product. The Heart Laser System is commercially available outside the U.S. with the exception of Japan, Australia and certain countries in Southeast Asia, where governmental approval for commercialization is also required. In October 1997, the Company was notified that the French Ministry of Health was instituting a commercial moratorium on lasers used for TMR pending further evaluation. This moratorium was placed on lasers whether or not they had received CE approval. (See "Government Regulation").

     The Company has also developed a number of single use surgical products to be used with the Heart Laser System in performing TMR to address concerns regarding the spread of infections. The Company sells sterile, single use, TMR procedure kits containing components such as a lens holder, a set of handpieces, drapes and other TMR single use items. The Company also intends to sell individual handpieces. The Heart Laser System handpieces have been incorporated under the IDE with the Heart Laser System. In addition, the Company is seeking patent protection on these handpieces.

     The Company has developed a marketing strategy to address the challenges of marketing high dollar capital equipment. In markets with minimal credit risk, economic stability, where health care is reimbursed, and where government regulations permit, the Company intends to market TMR on a usage basis whereby the hospital receives a Heart Laser System for an installation charge and pays the Company for the use of the machine each time a TMR procedure is performed. The use of the machine is subject to contractual yearly minimums for a defined period of time with renewal options. The Heart Laser System remains the property of the Company and is depreciated. Repairs, maintenance, upgrades and disposables are the responsibility of the Company. The Company refers to this approach as a placement contract. Such placement contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR.

     In unstable economic markets where credit risks are high, the Company's plan would be to sell the Heart Laser System outright as capital equipment. The disposable sterile kits would be sold for each procedure, along with yearly maintenance contracts after expiration of the applicable warranty period. There is no single retail price for the Company's Heart Laser System. The Company has several different marketing strategies to sell this product line depending upon the particular circumstances, including direct sales, sales through distributors and placement (leasing) type sale. Pricing varies depending upon the particular marketing strategy used and the country in which the Heart Laser System is sold.

     United States. It is critical to the Company's success to obtain PMA approval from the FDA for the Heart Laser System initially for patients who are not suitable for bypass surgery or other interventions. The Company submitted its PMA application for this indication in April 1995 which subsequently received expedited review status in May 1995. This application was filed by the FDA in February 1997. In July 1997, the circulatory systems devices panel of the FDA reviewed the Company's PMA application and recommended non-approval of the PMA pending further patient data. The Company submitted the patient data requested by the FDA in November and December of 1997 and has been advised of an April 1998 panel meeting date. Given the current uncertainties on the time required by the FDA to approve a PMA application, the Company cannot project when, if at all, such approval would occur.

     In addition to PMA approval, reimbursement for the TMR procedure by government and private insurers will be required for rapid product commercialization. At present there is a significant pent-up demand for TMR that will only be satisfied when reimbursement is allowed. (See "Third Party Reimbursements").

     While it is not possible to predict when or if PMA approval is forthcoming, the Company has developed a comprehensive product launch plan with built-in contingencies to reflect PMA approval. Such a launch plan has been developed in close association with a leading medical product marketing agency experienced in product introductions similar to the Company's Heart Laser System.

     In February 1998, the Company hired a Vice President of Marketing and Business Development to lead the Company launch and develop the necessary organization needed to support and promote the Company's products internationally and in the U.S. after PMA approval has been received. The Company presently intends to utilize a direct sales force in the United States to market the Heart Laser System to hospitals. A sales management team was hired in the fourth quarter of 1996. The Company has hired 11 new direct territory representatives and a launch campaign is currently being established in anticipation of an FDA approval of the Heart Laser System.

     International. The Company currently markets its Heart Laser System overseas both directly and through distributors. In the fourth quarter of 1994, the Company incorporated an EC subsidiary, PLC Sistemas Medicos Internacionais Lda, in Madeira, Portugal and in the first quarter of 1996 a subsidiary was incorporated in Hamburg, Germany as a sales office to market the Heart Laser System throughout Germany. In the fourth quarter of 1996, the Company incorporated two additional subsidiaries in Switzerland and France. Sales, service and clinical support personnel are located throughout the European subsidiaries.

     PLC received the CE Mark for the Heart Laser System in the third quarter of 1995. The CE Mark approval indicates that a product conforms to mandatory European safety and efficacy requirements. The approval allows the Company to sell the Heart Laser System commercially in all European Community countries. In October 1997, the Company was notified that the French Ministry of Health was instituting a commercial moratorium on lasers used for TMR pending further evaluation. (See "Government Regulation"). In the spring of 1996, the Company began to pursue ISO 9001 as set out by the International Standards Organization which will be required by the European Community in 1998.

     The Company hired a Managing Director for the Far East and Australia in February 1995 to increase sales and marketing efforts of the Heart Laser System in this part of the world through both direct sales and the use of distributors. The Company incorporated a subsidiary in Singapore in the fourth quarter of 1996 and a second subsidiary in Australia was incorporated in the second quarter of 1997 to handle sales and service for these areas of the world.

     In the third quarter of 1995, the Company signed a distributor agreement with IMATRON Japan to manage, fund and distribute the Heart Laser System in accordance with Ministry of Health and Welfare ("MHW") clinical trials to be conducted in Japan. The first TMR procedure in Japan was performed in March 1997, which began the 60 patient clinical study required by the MHW approval process. The Company is working closely with IMATRON to provide technical support and training during these clinical trials. To date, 12 Heart Laser Systems have been sold to IMATRON and 54 patients have received TMR in Japan. The Company believes that MHW approval for TMR could be granted sometime in the later part of 1998 or early in 1999. No assurance can be given that an MHW approval will be granted in this timeframe, if at all. IMATRON Japan is just one among several distributors working with PLC in the Asia/Pacific territory.

     As of December 31, 1997, the Company had shipped 69 Heart Laser Systems to the international markets which include 35 to Europe and Middle East, 27 to the Asia/Pacific area and seven to South America. Foreign sales may be subject to certain risks, including foreign medical, electrical and safety regulations, export and import restrictions, tariffs and currency fluctuations.

CUSTOMERS

     The Company operates in one industry segment: the development, manufacture and sales of medical lasers and related products. Approximately 20% of the Company's revenues in Fiscal 1997 came from one customer, while no one customer accounted for more than 10% of revenues in Fiscal 1996, and one customer accounted for more than 43% of revenues in Fiscal 1995. In 1997 and 1995, the customer was the Company's exclusive distributor in Japan. Management does not believe that the possible lack of future relationships with any of these customers will have a material adverse effect on future revenues.

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

GOVERNMENT REGULATION

     The Heart Laser System, as well as other medical devices that have been and are being developed by the Company, are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the U.S. The Company's laser products are subject to additional FDA regulation under the Radiation Control for Health and Safety Act of 1968, which imposes labeling and other safety requirements related to radiation hazards. In addition, various foreign countries in which the Company's products are or may be sold impose additional regulatory requirements.

     The Heart Laser System requires a PMA. The first step in the PMA application process is the submission to the FDA of the results of product tests, laboratory and animal studies and a request for permission to clinically evaluate the device in humans under an IDE. Initiation of the study requires the approval of the Institutional Review Board of the hospitals participating in the clinical trials and written, informed consent from all participating patients.

     In March 1990, the Company submitted to the FDA its first Heart Laser System IDE application consisting of product information and bench and animal test results and requested permission to evaluate the device in humans. The Company received agency permission to conduct a Phase I clinical evaluation of the Heart Laser System in November 1990. Authorization was limited to one clinical site and 15 patients. Dr. John Crew, a member of the Company's Medical Advisory Board, performed all of the Phase I tests of TMR using the Heart Laser System at Seton Medical Center in Daly City, California. In December 1991, the Company requested permission from the FDA to initiate Phase II of the clinical study and obtained authority to proceed in April 1992. Under Phase II, up to 16 sites were permitted to use the Heart Laser System which led to the treatment of 201 patients with TMR, rather than the one site used for Phase I on 15 patients. The

Phase II study protocol involved patients who suffer from severe coronary artery disease and who were not candidates for conventional CABG or angioplasty procedures. The sites for Phase II testing are sites which perform a large number of open heart procedures and are experienced in taking part in clinical trials.

     The second step in the approval process requires submission to the FDA of a comprehensive PMA application which includes results of all the human clinical testing performed as well as detailed product manufacturing, quality controls and facility descriptions. In May 1995, the Company submitted its PMA application and was assigned expedited review status. The FDA grants expedited review status for medical devices intended for use in the following circumstances; life threatening or irreversible debilitating condition with no alternative modalities, or for which the device provides an earlier diagnosis, a revolutionary breakthrough device, or a device whose availability is in the best interest of public health.

     In December 1994, the Company requested permission from the FDA to initiate Phase III of its existing clinical study and obtained authority to proceed in June 1995. The Phase III study was a randomized study designed to specifically compare the use of the Heart Laser System to a control treatment, medical management, on end stage cardiac patients. Authorization was granted to permit up to 20 clinical sites and 350 patients. Based on early results of this study submitted by the Company to the FDA in August 1996, the FDA granted permission to no longer require the control treatment. Therefore, all future patients enrolled in the study could receive TMR with the Heart Laser System.

     Efforts towards finalizing the market approval of the Heart Laser System continue. In December 1996, the Company submitted an amendment to its PMA application to provide the most current clinical test results from the Phase II and Phase III studies. In February 1997, the FDA, under its administrative policies, agreed to file the Company's PMA and to undergo a substantive review of the application. Since that time, the Company has received multiple requests from the FDA for additional information, indicating the continuation of this substantive review process. In July 1997, a public meeting with the FDA circulatory systems device advisory panel resulted in a decision to not recommend approval of the Heart Laser System at that time, pending further patient data. The Company submitted the patient data requested by the FDA in November and December of 1997 and has been advised of an April 1998 panel meeting date. Pre-approval inspections of the Company and its clinical sites have taken place in 1997 and 1998 with one more waiting to be scheduled by the Company.

     Once a product obtains market approval, any modifications to the existing design or manufacturing process as well as any desire to change its labeling (i.e., intended use) must proceed through the FDA approval process once again. The Company intends to continuously improve the Heart Laser System after market introduction and therefore intends to submit future IDE, PMA and PMA supplement applications to the FDA. No assurance can be given that approval of these new IDE's, PMA's or PMA supplements will be received from the FDA on a timely basis, if at all.

     International shipments of investigational medical devices are subject to FDA export requirements. Investigational devices may be freely exported to any Tier 1 country (European Economic Area member states, South Africa, Australia, Canada, Israel, Japan, New Zealand and Switzerland), without receiving FDA export approval provided a valid market authorization from one of these countries is obtained. FDA requires notification only at the time of the first shipment. In September 1995, the Heart Laser System was afforded an EC Type examination certificate, which allows the Company to place the CE Mark on each Heart Laser System and list its devices after inspection by a notified body. The CE Mark permits market distribution of the Heart Laser System throughout member states of the European Union. For all other countries outside of this list, FDA export approval must be obtained and is contingent upon obtaining an approval letter or a letter of no objection from a regulatory authority of the importing country. The regulatory approval process varies from country to country and there is no assurance that this information can be obtained in a timely manner, in a manner that will satisfy the FDA or that a foreign agency will authorize the use of the Heart Laser System in such country.

     In October 1997, the Company was notified that the French Ministry of Health was instituting a commercial moratorium on lasers used for TMR, as in their opinion, the procedure was considered to be experimental and should only be performed within the context of a clinical study. An evaluation of the safety of TMR is currently under review by a panel of French experts and the results of this review will determine the status of TMR. The Company has provided a dossier of its clinical results to the panel and is actively working with the Ministry to have this moratorium lifted. No assurance can be given as to whether the Company will be successful in its efforts to have this situation modified.

     As a device manufacturer, the Company is also required to register with the FDA. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Quality Systems regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for reporting. The Medical Device Reporting Act regulations require that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its laser systems, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also prohibits an approved device from being marketed for unapproved applications. In addition to the requirements generally applicable to devices, there are additional regulatory requirements specifically applicable to lasers under the Radiation Control for Health and Safety Act of 1968 ("Radiation Act") and FDA regulations thereunder. The Company's laser products are subject to periodic inspection under the Radiation Act for compliance with labeling and other safety regulations. If the FDA believes that a company is not in compliance with the law, proceedings can be instituted to detain or seize products or force notification and correction of hazards or defects (including a recall), enjoin future violations and assess civil and criminal penalties against the Company, its officers or its employees. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

THIRD PARTY REIMBURSEMENTS

     Heath care providers, such as hospitals and physicians, that purchase medical devices such as the Heart Laser System for use on their patients generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed with these devices.

     In November 1995, the FDA designated the Company's IDE for TMR with the Heart Laser System as Category B for the Health Care Financing Administration ("HCFA"), the agency responsible for administering the Medicare program. This classification meant that procedures performed with the Heart Laser System were eligible for Medicare reimbursement during the clinical trials. The Rule allowing coverage for Category B devices left the coverage determination for procedures involving those devices to the discretion of local Medicare contractors in the absence of a national coverage instruction.

     In February 1997, HCFA published a national non-coverage instruction for TMR based on its belief that scientific evidence substantiating the safety and effectiveness of TMR was not currently available. It is not unusual for HCFA to deny reimbursement for procedures performed using devices that have not yet received FDA approval. The non-coverage instruction applied to procedures performed on or after May 19, 1997, on Medicare beneficiaries. The Company has been working with HCFA staff to seek withdrawal of the non-coverage instruction. HCFA has agreed to look at the Company's safety and effectiveness data at the time of the FDA panel review in April 1998, possibly leading to a withdrawal of the national non-coverage instruction. The Company is in the process of notifying HCFA of the scheduled FDA Panel date in April and will request a meeting to further discuss the modification or withdrawal of the non-coverage instruction.

     The Company believes, although no assurance can be given, that FDA approval may be granted in 1998, and that the data submitted to support an FDA approval may warrant a withdrawal of the non-coverage instruction made by HCFA. The Company is not sure if any reversal in the coverage instruction will be product specific to the Heart Laser System or will apply to the TMR procedure in general. The Company has also discussed the benefits of TMR and the potential adverse effects of HCFA's non-coverage instruction on the Medicare population with some members of Congress. No assurance can be given that the non-coverage instruction will be withdrawn and no assurance can be given that the FDA will grant a PMA approval for the Heart Laser System in 1998, if at all.

     Even if a device has FDA clearance, Medicare and other third party payors may deny coverage if they conclude that TMR is not a reasonable and necessary procedure. No assurance can be given that, even if coverage is granted, the payors' reimbursement levels will not adversely affect the Company's ability to sell its products. Private insurance companies and HMO's have already made reimbursement for TMR procedures performed in some cases during clinical trials. Economic data derived from the IDE studies indicates that there may be a significant reduction in the cost of treating the patient population of the studies. Potentially, this could mean that TMR performed with the Heart Laser System is a procedure that offers economic advantage to the managed care market, in particular, in which over 70% of all privately insured Americans are covered at least in part.

     The Company has begun an effort to educate the different segments of the market concerning TMR reimbursement. It is important that the hospital and physician providers, the insurance industry, the health plan underwriters, employers and patients understand the clinical and economic benefits of TMR as indicated by the IDE studies. Study results are concurrent with the quality of care and economic issues currently driving the health care market. It should be noted that the market for the Company's products also could be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement policies and procedures.

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. No claims have been made against the Heart Laser System to date. The Company maintains product liability insurance with aggregate coverage limits of $4 million. No assurance can be given that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will be available at commercially reasonable terms or at all.

PROPRIETARY PROCESSES, PATENTS, LICENSES AND OTHER RIGHTS

     The Company's policy is to file patent applications to protect technology, inventions and product improvements. The Company also relies on trade secret protection for certain confidential and proprietary information.

     Since April 1992, the Company has received 14 U.S. patents, of which 11 involve the Heart Laser System and its related technologies. The first patent, which was issued in April 1992, provides patent protection until 2009 and relates to the underlying laser technology needed to create a pulsed, fast flow laser system (allowing the laser gas to flow through the laser to the vacuum at high speed). The second patent, which was issued in June 1992, provides patent protection until 2009 and relates to the use of a laser on a beating heart to revascularize the heart using TMR. The third patent, which was also issued in June 1992, provides patent protection until 2009 and relates to the system used to time the heart's contractions to synchronize the laser firing at the correct time. The fourth patent, which was issued in April 1993, provides patent protection until 2010 and relates to the Heart Laser System handpiece, which is used to deliver the laser energy to the heart. The fifth patent, which was issued in June 1993, provides patent protection until 2010 and relates to a specialized laser beam manipulator used for conventional laser surgery. The sixth patent, which was issued in October 1993, provides patent protection until 2010 and relates to a self-aligning coupler for a laser endoscope. The seventh patent, which was issued in August 1994, provides patent protection until 2011 and relates to the synchronization of a surgical smoke evacuator to a laser system or other medical device. The eighth patent, which was issued in April 1996, provides patent protection until 2013 and relates to the use of an ECG monitor. The ninth patent, which was issued in September 1996, provides patent protection until 2013 and relates to medical laser technology. The tenth patent, which was issued in January 1997, provides patent protection until 2014 and relates to the Heart Laser System handpiece. The eleventh patent, which was issued in April 1997, provides patent protection until 2014 and relates to the lens cell for the Heart Laser System. The twelfth patent, which was issued in November 1997, provides patent protection until 2014 and relates to a thoracoscopic cannula system. The thirteenth patent which was issued in December 1997, provides patent protection until 2014 and relates to a thoracoscopic TMR handpiece. The fourteenth patent, which was issued in March 1998, provides patent protection until 2015 and relates to ultrasound detection of revascularization. The Company also has ten U.S. patent applications pending relating to the Heart Laser System handpiece, other technology used in the Heart Laser System, technology associated with minimally invasive surgical techniques and technologies associated with percutaneous TMR.

     In April 1996, the Company received patents from the European Patent Office and the Japanese Patent Office providing patent protection on its heart synchronization technology. A patent covering this technology was issued in April 1997 in Canada. Additional Japanese issued patents cover a TMR handpiece, a self-aligning coupler for a laser endoscope, laser beam manipulation and a laser beam status indicator. In December 1996, a patent was issued in Canada covering a self aligning coupler for a laser endoscope. The Company has over 30 patents pending related to the Heart Laser System and its components in various international patent offices. The Company intends to file additional patent applications overseas in the next year. The Company expects to continue to file domestic and foreign patent applications on various features of the Heart Laser System, although there can be no assurance that any additional patents will be issued.

     In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. The counterclaim seeks both injunctive relief and monetary damages against CardioGenesis. In October 1997, CardioGenesis filed an amended complaint seeking to have the Company's synchronization patent declared unenforceable. CardioGenesis is not seeking monetary damages from the Company. (See "Item 3. Legal Proceedings")

     In February 1998, the Company filed an application with the United States Patent Office to reissue the Company's synchronization patent with 32 additional claims directed to various features of its synchronized laser system technology including the use of a fiber optic laser delivery device.

     In January 1997, CardioGenesis Corporation, filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997 the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the Munich District Court alleging infringement of its synchronization patent. An oral hearing has been scheduled in the Munich District Court on October 1, 1998. (See "Item 3. Legal Proceedings")

     Although the Company believes its patents to be strong, successful litigation against these patents by a competitor could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors. The breadth of claims in medical technology patents involve complex legal and factual issues and therefore can be highly uncertain. Further, no assurance can be given that the scope of the claims of the Company's synchronization patent will remain unchanged during the patent office review of the Company's reissue application, or that any claims will be approved.

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

     The Company believes that trademarks may be important to its business. The Company has a U.S. registered trademark for "THE HEART LASER AND DESIGN" which was issued on December 19, 1995 and three foreign registered trademarks for "THE HEART LASER," which were issued on September 9, 1991 in France, on March 29, 1993 in Switzerland and on March 31, 1994 in Japan. Additionally, the Company has three pending U.S. trademark applications for "TMR and DESIGN," "HEART DESIGN," "TMR TRANSMYOCARDIAL REVASCULARIZATION and Design" which were filed on July 13, 1995, July 20, 1995 and July 24, 1995, respectively. In 1996, Eclipse filed oppositions to each of these trademark applications in the United States Trademark Office. There is one pending foreign trademark application for "THE HEART LASER AND DESIGN" in Germany. No assurance can be given that the Company's trademarks will be registered or that others do not have prior rights to such marks.

COMPETITION

     Many treatments are available for coronary artery disease. The Company believes that if the Heart Laser System receives approval for expanded indications, the Heart Laser System should be able to successfully compete with some of these technologies.

     The Company is aware of number of other companies who have entered the TMR market or have announced their intention to enter the TMR market. The majority of these companies are using holmium lasers, two are using excimer lasers and one company is developing a short pulsed CO(2) laser for TMR. Most of these companies are in the early stages of clinical tests or in the development of clinical testing. Based on public information and published results, the Company has performed the highest number of TMR procedures and has the most published data and peer reviewed articles. To date, only two of the Companies using a holmium laser have presented data on their results, which show reduction in angina and improvement in quality of life.

     The Company is investigating whether these competitors violate in any way, existing patents issued to the Company and has brought claims against CardioGenesis in both the U.S. and in Europe. (See "Proprietary Processes, Patents, Licenses and Other Rights" and "Legal Proceedings")

     Several of the companies who have entered the TMR market are developing percutaneous methods of performing TMR. To date there has been very little information presented on patient outcomes other than claims that benefits derived may be equivalent to surgical treatment. The Company is currently developing a proprietary percutaneous program.

     The Company believes that the primary competitive factors in the medical treatment of coronary artery disease are clinical efficacy, product safety and reliability, product quality, innovation, price, reputation for quality, customer service and ease of use. The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either directly or through outside parties. If a PMA is granted under expedited review in the current year, management expects that the Heart Laser System would be the first FDA approved TMR device and should enjoy a market lead time over its competitors. No assurance can be given however that a PMA will be granted in the current year, if at all, and if granted, that it would necessarily be in advance of any competitors or provide the Company with a sustainable competitive advantage.

     If the FDA grants a PMA for TMR using the Heart Laser System, the Company believes that the primary competitive factors within the interventional cardiovascular market are the ability to treat safely and effectively various types of coronary disease, physician familiarity with and acceptance of the procedure, third party reimbursement policies and to a lesser extent, ease of product use, product reliability, and price.

     The medical care products industry is characterized by extensive research efforts and rapid technological progress. New technologies and developments are expected to continue at a rapid pace in both industry and academia. Competition in the market for surgical lasers and for the treatment of cardiovascular disease is intense and is expected to increase. Management believes that the Heart Laser System, if approved for general sale by the FDA, will compete primarily with current medical management (drugs) as well as conventional coronary bypass, balloon angioplasty and new coronary procedures (including atherectomy, laser angioplasty and metallic stents). Many of the companies manufacturing these devices have substantially greater capital, as well as greater research and development, regulatory, manufacturing and marketing resources and experience than the Company and represent significant competition for the Company. Such companies may succeed in developing products that are more effective or less costly in treating coronary disease than the Heart Laser System, and may be more successful than the Company in manufacturing and marketing their products. No assurance can be given that the Company's competitors or others will not succeed in developing technologies, products or procedures that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Although the Company will continue to work to develop new products and advance existing products, the advent of either new devices or new pharmaceutical agents could hinder the Company's ability to compete effectively and have a material adverse effect on its business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $5,158,000, $2,835,000 and $2,246,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Although the initial design of the Heart Laser System is now completed, management expects to continue to refine the Heart Laser System design, to develop new less invasive methods for use of the Heart Laser System in TMR procedures, including endoscopic and percutaneous delivery systems and to fund clinical trials. The Company intends to continue to monitor all technologies that may be applicable to TMR to maintain its position as a technology leader in this marketplace.

EMPLOYEES

     As of March 23, 1998, the Company had 81 full-time domestic employees, including its executive officers. Of these, 15 are employed in general and administrative activities, 22 are involved in sales and marketing, 19 are involved in research and development and 25 are involved in manufacturing. The Company also employs one part-time employee. None of the Company's employees are represented by a union. In addition, the Company has 14 full time employees/consultants for its international operations. Management considers its relations with employees to be satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS.

     In February 1996, PLC Medical Systems, Inc. filed suit against Eclipse Surgical Technologies, Inc. ("Eclipse") in the United States District Court for the District of Massachusetts alleging copyright infringement of certain copyrighted works and unfair and deceptive trade practices. The Company is seeking injunctive relief and damages for, among other things, any profits derived by Eclipse, attorney's fees, treble damages and other relief. (See "Proprietary Processes, Patents, Licenses and Other Rights")

     In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. The counterclaim seeks both injunctive relief and monetary damages against CardioGenesis. In October 1997, CardioGenesis filed an amended complaint seeking to have the Company's synchronization patent declared unenforceable. CardioGenesis is not seeking monetary damages from the Company but will seek reimbursement of its legal expenses if successful in the lawsuit. Trial has been scheduled to begin in January 1999. (See "Proprietary Processes, Patents, Licenses and Other Rights")

     In January 1997, CardioGenesis Corporation, filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997 the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the Munich District Court alleging infringement of its synchronization patent. An oral hearing has been scheduled in the Munich District Court on October 1, 1998. (See "Proprietary Processes, Patents, Licenses and Other Rights")

     The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes. A motion has been filed to consolidate the other two suits with each other. These matters are in the earliest stages of litigation and the Company intends to seek motions to dismiss all of these claims. There can be no assurance that the motions to dismiss these claims will be successful. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these pending litigation matters. It is possible that the Company's result of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of this pending litigation. The Company believes that it has valid defenses to these class action litigation matters and intends to vigorously defend itself in these matters.

     In August 1997, the Company received from the Securities and Exchange Commission an informal request for information relating to the decision by the FDA Advisory Panel to not recommend approval of the Heart Laser System. The Company has responded and to date has not received any further communication with the Commission regarding this matter.

     The Company is not involved in any other litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since September 17, 1992, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "PLC". From March 3, 1992 through September 16, 1992, the Company's Common Stock was traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On March 23, 1998 the closing sale price of the Company's Common Stock as reported by the AMEX was $14.75 per share.

     For the periods indicated, the following table sets for the range of high and low sale prices for the Common Stock as reported by AMEX from January 1, 1996.

                                                                   SALES
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
1996
First Quarter...............................................  $34.88    $16.63
Second Quarter..............................................  $33.88    $20.38
Third Quarter...............................................  $28.63    $13.25
Fourth Quarter..............................................  $27.25    $19.63
1997
First Quarter...............................................  $27.63    $16.63
Second Quarter..............................................  $22.88    $12.38
Third Quarter...............................................  $26.81    $10.25
Fourth Quarter..............................................  $14.38    $ 6.88
1998
First Quarter (through March 23, 1998)......................  $14.75    $ 7.88

     As of March 23, 1998, there were approximately 647 record holders of the Company's Common Stock. Management believes that there are approximately 16,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data with respect to the Company for the five years ended December 31, 1997, are derived from the audited financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                            SELECTED FINANCIAL DATA

                                                    FOR THE YEARS ENDED DECEMBER 31
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------    -------    -------    -------    -------
                                          (ALL AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product sales.........................  $  5,687    $ 9,082    $11,938    $ 5,068    $ 3,322
  Placement and service fees............     3,254      2,790      1,407        111         --
Costs and expenses:
  Cost of product sales.................     2,721      2,911      4,177      2,851      2,982
  Cost of placement and service fees....     2,595      1,155        386         17         --
  Selling, general and administrative...    13,049      7,023      5,035      3,030      2,637
  Research and development..............     5,158      2,835      2,246      2,211      1,930
                                          --------    -------    -------    -------    -------
Income (loss) from operations...........   (14,582)    (2,052)     1,501     (2,930)    (4,227)
Other income............................       178        512        588        366        254
                                          --------    -------    -------    -------    -------
Income (loss) before income taxes.......   (14,404)    (1,540)     2,089     (2,564)    (3,973)
Provision for income taxes..............        --         --         85         --         --
                                          --------    -------    -------    -------    -------
Net income (loss).......................  $(14,404)   $(1,540)   $ 2,004    $(2,564)   $(3,973)
                                          ========    =======    =======    =======    =======
Net income (loss) per share -- Basic....  $   (.84)   $  (.09)   $   .13    $  (.18)   $  (.31)
                                          ========    =======    =======    =======    =======
Net income (loss) per share --Diluted...  $   (.84)   $  (.09)   $   .12    $  (.18)   $  (.31)
                                          ========    =======    =======    =======    =======
Shares used to compute net income (loss)
  per share -- Basic....................    17,050     16,376     15,868     14,372     12,868
Shares used to compute net income (loss)
  per share -- Diluted..................    17,050     16,376     16,590     14,372     12,868

                                                           AS OF DECEMBER 31
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital.........................  $ 12,793    $11,245    $13,541    $12,431    $ 5,873
Total assets............................    27,017     19,417     18,290     14,337      7,595
Long term obligations...................       121         27         32          7         14
Stockholders' equity....................    19,009     16,467     15,508     13,059      6,658

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". For further discussion regarding the calculation of earnings per share, see Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Prior to Fiscal 1994, a significant portion of the Company's product sales, gross profit and operating expenses was related to its general purpose CO(2) surgical lasers, laser components and related accessories. The Company exited this part of its surgical laser business by the end of 1995 to focus its full resources on the Heart Laser System. The exit strategy included fulfilling existing contracts and orders, and a sale of technologies associated with a part of this business.

     The Company has both a placement strategy and a direct/distributor sales strategy for Heart Laser System purchases. The placement program allows the Company to receive recurring revenues based on the usage of the Heart Laser System rather than one-time revenues for the sale of each Heart Laser System. Under the placement model, an installation fee is paid when the Heart Laser System is installed and the Company then receives a fee per use. Sterile handpieces and other disposables are included in the per procedure fee. Revenues from these contracts are classified as placement fees. The cost of the Heart Laser System is depreciated over the term of the contract. In the near term, it is expected that placement revenues will continue to be impacted by reimbursement policies until the U.S. Food and Drug Administration ("FDA") approval is granted.

     In foreign countries where credit risk is high or where health care is not reimbursed by the government or insurance, the Heart Laser System is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Laser Systems directly and through distributors. These sales are classified as product sales.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total revenues of $8,941,000 for the year ended December 31, 1997 decreased $2,931,000 or 25% when compared to total revenues of $11,872,000 for the year ended December 31, 1996. For the year ended December 31, 1997, product sales of $5,687,000 decreased $3,395,000 or 37% when compared to product sales of $9,082,000 for the year ended December 31, 1996. The major factors in both of these year to date decreases are the number of Heart Laser Systems sold and the customer mix. In 1997, the Company recorded revenue on ten Heart Laser Systems under the sales strategy of which two were sold directly and eight were sold to distributors as compared to revenue recorded on 13 Heart Laser Systems under the sales strategy in 1996 of which six were sold directly and seven were sold to distributors. Heart Laser Systems sold directly to customers typically generate higher revenues than those sold to distributors.

     Placement and service fees of $3,254,000 for the year ended December 31, 1997 increased 17% over placement and service fees of $2,790,000 for the year ended December 31, 1996. Although the Company has increased its placement contract base, revenue dollars have not proportionately increased. The Company generates a revenue stream over the life of the placement contract. Typically, the revenue generated in the initial periods of the contract are less than in later periods when PreMarket Approval ("PMA") approval is anticipated and minimum contractual billings are increased. In May 1997, the Health Care Financing Administration (HCFA) instituted a non-coverage policy for TMR procedures performed on Medicare patients in the United States. The HCFA announcement coupled with the July 28, 1997 FDA Advisory Panel recommendation of non-approval caused the Company to reexamine its requirement of contractual minimum billings prior to FDA approval. As a result, the Company permitted a slowdown in the contractual minimum billings to an actual usage billing. Until PMA approval, of which no assurance can be given, the Company expects that future billings under placement contracts will be impacted similarly and the effect on future revenue on existing contracts cannot be predicted.

     Total gross profit decreased to $3,625,000 or 41% of total revenues for the year ended December 31, 1997 as compared with $7,806,000 or 66% of total revenues for the year ended December 31, 1996. Gross profit on product sales decreased to $2,966,000 or 52% of product sales for the year ended December 31, 1997 from $6,171,000 or 68% of product sales for the year ended December 31, 1996. This overall decrease has resulted primarily from three factors. First, in September 1996, the Company moved into a new facility to accommodate higher levels of manufacturing in anticipation of FDA approval. In 1997, the Company continued to increase overall staffing and other related fixed manufacturing costs, which in turn caused overall manufacturing spending to be higher in 1997 than in 1996 coupled with lower levels of production in 1997 than in 1996. The combination of these factors resulted in unfavorable capacity and manufacturing variances in 1997, which caused a deterioration in the gross margin. The Company anticipates that after PMA approval, of which no assurance can be given, production levels will increase to levels that will absorb manufacturing overhead and mitigate these variances. Secondly, as previously discussed, the Company shipped fewer units under its sales strategy in 1997 than in 1996 and the mix was primarily to distributors in 1997 as compared to direct sales in 1996. Heart Laser Systems sold directly to customers typically carry a higher gross profit than those sold to distributors. Thirdly, the Company generated less gross margin dollars from placement contracts in 1997 than in 1996 as discussed below.

     Gross profit on placement and service fees of $659,000 or 20% of total revenues for the year ended December 31, 1997 decreased $976,000 when compared to $1,635,000 or 59% of total revenues for the year ended December 31, 1996. The Company's existing placement contracts are in the pre-PMA contractual minimum billings period, which are typically lower than minimums required after PMA approval, of which no assurance can be given, at which time annual minimums increase. The cost of the laser is charged on a straight-line basis over the life of the placement contract. The overall depreciation on Heart Laser Systems under existing placement contracts is increasing at a faster rate than the corresponding revenue generated due to the lower pre-PMA minimum billings. This has resulted in a lower gross margin in 1997 as compared to 1996. Until such time that the Company sees an increase to its minimum billings on existing and future placement contracts, the gross margin is expected to be negatively impacted.

     Selling, general and administrative expenses of $13,049,000 for the year ended December 31, 1997 increased $6,026,000 or 86% when compared with $7,023,000 for the year ended December 31, 1996. The Company continues to prepare for an FDA panel review of the PMA application for the Heart Laser System. In 1997, the Company expanded its management team, and as well as its sales force. The Company feels these additional expenditures are necessary and should enable the Company to be well positioned for the U.S. launch of the Heart Laser System upon approval from the FDA, of which no assurance can be given.

     Research and development expenditures of $5,158,000 increased $2,323,000 or 82% for the year ended December 31, 1997 when compared with $2,835,000 for the year ended December 31, 1996. The Company continues to make expenditures with its clinical study compilation and data preparation for FDA submissions. These activities have required additional staffing and consultants in 1997 for these growing demands. In addition, the Company continues its investments in the research and development of new products.

     Other income of $178,000 for the year ended December 31, 1997 decreased $334,000 or 65% when compared to $512,000 for the year ended December 31, 1996. Included in other income is interest income, interest expense and other expense. Interest income was $553,000 in 1997 and $594,000 in 1996. The slight decrease in interest income is a result of a lower average cash and marketable securities balances in 1997 than in 1996. Interest expense was $207,000 in 1997 and $13,000 in 1996. In July and August 1997, the Company received $18.8 million in net proceeds from the issuance of 5% Convertible Debentures. See Note 6 to the Consolidated Financial Statements. The Company recorded interest expense on the outstanding debentures throughout the year. Other expense was $168,000 in 1997 and $69,000 in 1996. Included in other expense are gains and losses from foreign currency transactions.

     There was no provision for income tax for the year ended December 31, 1997 or 1996 due to the net loss of $14,404,000 and $1,540,000, respectfully.

     The Company incurred a net loss for the year ended December 31, 1997 of $14,404,000 when compared to a net loss of $1,540,000 for the year ended December 31, 1996. This is a result of lower total revenues in 1997 when compared with 1996, coupled with higher overall expenses in 1997 related to preparation for the PMA approval process.

     The $.84 and $.09 loss per share for the years ended December 31, 1997 and 1996, respectively, was calculated using only the weighted average number of shares outstanding during the year.

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

     Total gross profit decreased to $7,806,000 or 66% of total revenues for the year ended December 31, 1996 as compared with $8,782,000 or 66% of total revenues for the year ended December 31, 1995. Gross profit on product sales decreased to $6,171,000 or 68% of product sales for the year ended December 31, 1996 from $7,761,000 or 65% of product sales for the year ended December 31, 1995. The decrease in gross margin dollars is a function of lower product sales discussed previously. The gross margin percentage on product sales increased slightly in 1996 as compared with 1995. During the year ended December 31, 1995, the Company expensed certain inventory related with the exit strategy of its general purpose CO(2) surgical laser product line, which had an unfavorable impact on the gross margin percentage in 1995.

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

     Research and development expenditures of $2,835,000 increased $589,000 or 26% for the year ended December 31, 1996 when compared with $2,246,000 for the year ended December 31, 1995. The increase is primarily related to increased staffing requirements associated with growing demands for clinical study compilation and the development of a second generation Heart Laser System.

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

     The $.09 loss per share for the year ended December 31, 1996 was calculated using only the weighted average number of shares outstanding during the year. Earnings per share of $.13 for the year ended December 31,1995 was calculated using the weighted average number of shares outstanding during the year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents of $3,484,000 and short-term investments of $12,845,000. In July and August 1997, the Company received $18,800,000 in net proceeds through the issuance of 5% Convertible Debentures due July 2002 and August 2002. In September 1997 $15,900,000 of these debentures were converted into the Company's Common Stock. In January and February 1998, the remaining $4,250,000 of these debentures converted into the Company's Common Stock. See Note 6 to the Consolidated Financial Statements.

     During the year ended December 31, 1997, the Company incurred a loss of $14,404,000 which resulted in the use of approximately $10,050,000 to support operations. Cash used in investing activities was approximately $10,000,000 primarily related to the net purchase of $7,300,000 of marketable securities from the proceeds of the convertible debentures discussed previously. In addition, the Company invested $2,600,000 in fixed assets, primarily related to its placement contract activity. Cash provided by financing activities was approximately $20,800,000, primarily related to the net proceeds of $18,800,000 through the issuance of convertible debentures and $2,000,000 from proceeds of the sale of the Company's common stock.

     During the year ended December 31, 1996, the Company received approximately $2,499,000 in proceeds from the exercise of stock options and warrants, and $119,000 from the repayment of shareholder loans. An additional $1,030,000 of cash was generated from the maturities of short-term investments which were not reinvested. Cash provided from operating activities approximated $3,100,000, principally related to its collection in January 1996 of its $5,700,000 outstanding receivable from IMATRON, offset by investments in inventories, and increases in prepaid expenses and other assets. Approximately $4,200,000 was used to acquire capital equipment, principally Heart Lasers used for placement contracts coupled with leasehold improvements related to the Company's new facility. On September 3, 1996, the Company moved into its new facility in Franklin, Massachusetts under a five-year operating lease.

     In February 1997, the Company's PMA was filed by the FDA. In anticipation of a possible FDA approval, the Company had been increasing its overall operating expenses and overhead to be positioned to further increase its production capacities. In order to be adequately positioned to meet these demands, the Company secured financing in July 1997. On July 28, 1997, an FDA Advisory Panel recommended a non-approval at that meeting with the requirement of additional data to complete the randomized study. In December 1997, the Company submitted all of the data on the Heart Laser System to the FDA and its Advisory Panel from the request of the July 28, 1997 FDA Advisory Panel meeting. The Company has been notified of a scheduled FDA Advisory Panel date on April 24, 1998. Given this delay, the Company has monitored its operating expenses closely and minimized increases to expenses and overhead during this period. With the $16.3 million in cash and marketable securities at December 31, 1997, the Company believes that it has sufficient resources to meet its working capital demands for at least the next twelve months.

     The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See
Note 5 to the Consolidated Financial Statement and Item 3 Legal Proceedings for further discussion. The Company has an insurance policy of which the maximum deductible has been recorded in the results of operations for the year ended 1997.

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

     For the reasons discussed above, the Company believes that operating losses are likely until after such time as the Company receives its PMA from the FDA for the Heart Laser System. Although the Heart Laser System has been granted "expedited review" status by the FDA, the Company cannot project when, if at all, such approval will be granted or that any approval will include desirable claims. Any failure or delay in receiving any such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser System. No assurance can be given that the Company will be successful in marketing the Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

     This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: approval by the FDA, successful ability to secure any required additional financing, business conditions and growth in certain market segments and general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

     At December 31, 1997, the Company had U.S. net operating loss carryforwards of approximately $19.2 million available to reduce future taxable income which expire at various dates through 2011, and the Company had foreign net operating loss carryforwards of approximately $3.7 million. In addition, various other deferred tax assets have been generated related primarily to intercompany profit, accruals, and research and development tax credits.

     Since the Company believes that as of December 31, 1997 it is more likely than not, that all of the deferred tax assets will not be realized, no tax benefit for prior year losses and other deferred items has been provided. These amounts could provide a benefit to the Company in the future in profitable years, subject to the expirations noted.

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that uses dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. The Company is presently evaluating the impact of the Year 2000 Issue as it affects business operations, interfaces with customers and vendors, and contingencies related to products that have been sold that may need to be modified. To date, the Company is unaware of any situations of noncompliance that would materially adversely effect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified, that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENT

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130").

     Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the ages of and positions and offices presently held by each director and each executive officer of the Company as of March 23, 1998.

                                                                                       CLASS TO
                                                                                       WHICH THE
                                                                                       DIRECTOR
NAME                        AGE                        POSITION                         BELONGS
----                        ---                        --------                        ---------
Robert I. Rudko, Ph.D.....  55    Chairman of the Board of Directors and Chief           I
                                  Scientist
William C. Dow............  51    President, Chief Executive Officer and Director        II
Edward H. Pendergast......  64    Lead Outside Director                                  I
Harold P. Capozzi.........  73    Director                                              III
H.B. Brent Norton,
  M.D. ...................  37    Director                                              III
Kenneth J. Pulkonik.......  57    Director                                               II
Roberts A. Smith,
  Ph.D. ..................  69    Director                                              III
Patricia L. Murphy........  47    Chief Financial Officer and Treasurer                 N/A

     The Company's Articles, as amended, provide that the members of the Board of Directors shall be classified and elected as nearby as possible into three classes, each with approximately one-third of the members of the Board of Directors. The classified board is designed to assure continuity and stability in the Board of Directors' leadership and policies. Dr. Rudko and Mr. Pendergast are classified as Class I directors and serve a three year term, expiring at the 1998 Annual Meeting, Messrs. Dow and Pulkonik are classified as Class II directors and serve until the 2000 Annual Meeting, and Drs. Norton and Smith and Mr. Capozzi are classified as Class III directors and serve until the 1999 Annual Meeting. The successors to the class of directors whose terms expire at that meeting would be elected for a term of office to expire at the third succeeding annual meeting after their election and until their successors have been duly elected by the stockholders. Directors chosen to fill vacancies on a classified board shall hold office until the next election of the class for which directors shall have been chosen, and until their successors are duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors, subject to their employment contracts.

     The Company Act (British Columbia) requires that the Corporation's President serve on the Board of Directors. With the resignation of Mr. M. Lee Hibbs as President and Director of the Corporation effective June 30, 1997, Dr. Rudko agreed to become the Interim Acting President of the Corporation until a successor was hired which satisfied this requirement. However, there was a vacancy on the Board. Ms. Patricia L. Murphy was nominated and elected to serve as a member of the Board of Directors to fill this vacancy. In order to continue to satisfy the Company Act requirement, Ms. Murphy agreed with the Corporation to resign as a director effective immediately upon the Corporation hiring a new President and Chief Executive Officer. On August 15, 1997, Mr. Dow was elected as President, Chief Executive Officer and Director of the Corporation, at which point Ms. Murphy and Dr. Rudko resigned from their respective interim positions.

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

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for Fiscal 1997, except for the following filed by Harold P. Capozzi: (i) one late Form 4 reporting one sale transaction, which Form 4 inadvertently under reported the number of shares beneficially owned; and
(ii) Mr. Capozzi inadvertently over reported the number of options he beneficially owned in a timely filed Form 4.

BACKGROUND

     The following is a brief account of the business experience of each director and executive officer:

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

     WILLIAM C. DOW. Mr. Dow has served as the President, Chief Executive Officer and director of the Company since August 1997. Prior to joining the Company, from 1993 to 1997, Mr. Dow served as President and Chief Executive Officer of Deknatel Snowden Pencer Worldwide, Inc., a $100 million medical device manufacturer. Deknatel Snowden Pencer Worldwide, Inc., became a manufacturing and marketing subsidiary of Genzyme Corporation in 1996. Mr. Dow has over 25 years of broad based experience in the medical device and service industry having held various positions in sales, marketing, distribution and general management with Griffith Micro Science, Kendall, Terumo and American Hospital Supply. Mr. Dow is a graduate of the United States Navel Academy with a Bachelor of Science in Engineering and served as both a pilot and a Supply Corps officer in the U.S. Navy.

     EDWARD H. PENDERGAST. Mr. Pendergast was a director of PLC Medical from its incorporation in 1981 until 1992. Mr. Pendergast has served as a director of PLC Systems Inc. since September 1992 and as its Lead Outside Director since March 1995. Mr. Pendergast is the President of Pendergast & Company, a privately held management consulting firm. Mr. Pendergast also serves as Chairman of the Board of Formware Corporation, a privately held software company. From 1984 to 1989, Mr. Pendergast served as the Chairman of Kennedy & Lehan, a public accounting firm. Mr. Pendergast also serves as a member of the Board of Directors of several other private companies. Mr. Pendergast is a Certified Public Accountant and the former President of the Massachusetts Society of Certified Public Accountants.

     HAROLD P. CAPOZZI. Mr. Capozzi has served as a director of the Company since 1991. For approximately the last 25 years through the present, Mr. Capozzi has acted in various managerial and operational capacities for several family-owned businesses. These businesses, Capozzi Enterprises, Ltd., Pasadena Investments, Ltd. and Catalina Properties Ltd., operate primarily in the real estate and real estate leasing markets and are privately held. He served seven years as a member of the Legislative Assembly for the Province of British Columbia and was a founding director of McDonald's Canada Ltd. and Expo '86. From 1987 to 1991, Mr. Capozzi was a director for Pineridge Capital Group Inc., a publicly traded venture capital company. Mr. Capozzi is currently a director of Richland Mines Inc. and Knightsbridge Corporation, both publicly traded companies.

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

     H. B. BRENT NORTON, M.D. Dr. Norton has served as a director of the Company since June 1994. He has served since 1991 as the President of IMI International Medical Innovations Inc. formerly IMI Diagnatech Inc., a publicly held biotechnology commercialization company. Additionally, since 1990, he has owned and been the President of the Ontario Workers Health Clinic, a privately held health assessment company. From 1990 to 1993, Dr. Norton was an associate at the Institute for Sport Medicine and Human Performance, a privately held provider of medical care to athletes. From 1989 to 1990, Dr. Norton served as the consultant Medical Director of Mueller Medical International Inc., a publicly traded medical technology company. Dr. Norton received his degree as a Doctor of Medicine from McGill University and a Master of Business Administration degree from the University of Western Ontario.

     PATRICIA L. MURPHY. Ms. Murphy has served as the Company's Chief Financial Officer and Treasurer since May 1992 and as PLC Medical's Corporate Controller since December 1991. Prior to joining the Company, she was Assistant Corporate Controller of Town & Country Corporation from 1989 to December 1991, a publicly traded jewelry manufacturer, and Corporate Controller at Bytex Corporation, a publicly traded manufacturer of computer network switching devices, from 1983 to 1989. Ms. Murphy has also worked in public accounting at Coopers & Lybrand LLP and is a Certified Public Accountant.

KEY EMPLOYEES

     The significant employees of the Company, their ages and positions in the Company are as follows as of March 23, 1998:

NAME                                 AGE                             POSITION
----                                 ---                             --------
Stephen J. Linhares................  41     Vice President of Research and Development and
                                            Clinical Trials -- PLC Medical
John R. Serino.....................  50     Vice President of Sales and Marketing -- PLC Medical
Jennifer T. Miller.................  31     General Counsel
Vincent C. Puglisi.................  49     Vice President of Corporate Sales -- PLC Medical
Paul A. Levesque...................  50     Vice President of Marketing and New Business
                                            Development -- PLC Medical

     The following is a brief account of the business experience of each officer and key employee of the Company:

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

     JOHN R. SERINO. Mr. Serino has served as PLC Medical's Vice President of Global Sales since December 1997 and as PLC Medical's Vice President of Sales and Marketing since December 1995. From 1994 to 1995, Mr. Serino was the President of Paradigm Medical, Inc., a medical consulting company. From 1989 to 1994, Mr. Serino served as Vice President of Marketing at Medtronic Cardiopulmonary, a manufacturer of instruments used in open heart surgery. From 1976 to 1989, Mr. Serino held various positions at Shiley, Inc., a division of Pfizer Hospital, which manufactured and marketed specialty medical products for use in cardiovascular and respiratory care.

     JENNIFER T. MILLER. Ms. Miller has served as General Counsel since September 1997. From 1991 to 1997, Ms. Miller was an attorney with the firm of Fish & Richardson P.C. Ms. Miller is a magna cum laude graduate of Tufts University, where she was awarded a Fulbright Scholarship. Ms. Miller received her law degree from Harvard Law School.

     VINCENT C. PUGLISI. Mr. Puglisi has served as PLC Medical's Vice President of Corporate Sales since December 1997. His responsibilities include managing PLC Medical's reimbursement, national account and managed care initiatives. From 1984 to 1997, he was President of Medrep, an independent manufacturers' representative for several medical supply and equipment companies. Prior to founding Medrep in 1984, Mr. Puglisi served as Vice President, Marketing and Sales for Professional Disposables, Inc. beginning in 1980. He began his career in healthcare with American Hospital Supply in 1975 and held several positions there until 1980. Mr. Puglisi attended the U.S. Air Force Academy and served as a Captain in the USAF until 1975.

     PAUL A. LEVESQUE. Mr. Levesque has served as PLC Medical's Vice President of Marketing and Business Development since February 1998. Prior to joining PLC Medical, Mr. Levesque was Vice President of Marketing and Sales for Corometrics Medical System, a division of American Home Products. From 1984 to 1991, Mr. Levesque held senior marketing positions at General Electric Medical Systems and Zoll Medical. In addition, Mr. Levesque has over 11 years experience at Hewlett Packard, medical products group, where he served in various professional sales and marketing positions.

ITEM 11.  EXECUTIVE COMPENSATION

     During Fiscal 1997, the aggregate cash compensation paid or payable to the Company's executive officers was approximately $1,285,442 which includes severance payments to Mr. Hibbs of $161,404.

     The following table sets forth the compensation paid to the Company's President and Chief Executive Officer and each of the four other most highly compensated persons who were serving as executive officers of the Company as of December 31, 1997 (collectively the "named executive officers") with respect to services rendered to the Company during Fiscal 1997, Fiscal 1996 and Fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                           ANNUAL COMPENSATION                    AWARDS
                             -----------------------------------------------   ------------
            (A)              (B)        (C)          (D)           (E)             (G)            (I)
                                                                                SECURITIES
                                                                                UNDERLYING
                                                              OTHER ANNUAL       OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR      SALARY       BONUS    COMPENSATION(3)       (#)        COMPENSATION
---------------------------  ----     --------     -------   ---------------   ------------   ------------
Robert I. Rudko, Ph.D....    1997     $192,500(1)  $48,000(1)     $28,875              0        $      0
  Chairman of the            1996     $192,500(1)  $38,500(1)     $28,875              0        $      0
  Board and                  1995     $175,000(1)  $84,000(1)     $26,250        100,000        $      0
  Chief Scientist

William C. Dow...........    1997(5)  $116,538(2)  $50,000(2)     $17,481        660,000        $      0
  President, Chief
  Executive Officer and
  Director

M. Lee Hibbs.............    1997     $215,000(4)  $     0       $35,794(4)            0        $161,404(4)
  Former President,          1996     $215,000     $43,000       $32,250          25,000        $ 23,540
  Chief Executive........    1995     $195,000     $113,600      $29,250         100,000        $ 13,170
  Officer and Director

Patricia L. Murphy.......    1997     $127,000     $12,700       $19,050               0        $      0
  Chief Financial            1996     $115,000     $23,000       $17,250          10,000        $      0
  Officer and Treasurer      1995     $100,000     $15,000       $15,000          55,000        $      0

Stephen J. Linhares......    1997     $100,000     $ 6,000       $ 6,000               0        $      0
  PLC Medical's              1996(5)  $ 77,012     $11,500       $ 6,000           5,000        $      0
  Vice President of R&D and
  Clinical Affairs

John R. Serino...........    1997     $135,000     $ 8,100       $ 6,000               0        $      0
  PLC Medical's              1996     $125,000     $31,250       $ 6,000          50,000        $ 10,390
  Vice President of          1995(5)  $  4,800     $     0       $     0               0        $      0
  Global Sales

---------------
(1) Amounts shown indicate annual cash compensation earned and received by Dr. Rudko, Mr. Dow, Mr. Hibbs, Ms. Murphy, Mr. Linhares and Mr. Serino. Executive officers, including Dr. Rudko, Mr. Dow, Ms. Murphy, Mr. Linhares and Mr. Serino participate in the Company's group life, health and long-term disability insurance, at generally the same benefit levels as are available to all of the Company's full time employees. Effective in September 1994, the Compensation Committee recommended and the Board of Directors approved an employment agreement which provided for a base salary of $175,000 for Dr. Rudko and benefits, to be selected by him equal to 15% of his base salary. This agreement was automatically renewed for one year on January 1, 1998, provides for annual reviews of salary increases and bonus plans by the Board of Directors for each fiscal year beginning January 1, 1996. Effective January 1, 1996, the base salary of Dr. Rudko increased from $175,000 to $192,500. No salary increase was provided for Dr. Rudko for fiscal 1997. This agreement also provides that Dr. Rudko may receive a bonus, commencing with Fiscal 1995, of a sliding scale based upon the Company achieving a certain percentage of its annual plan for sales and placements of the Heart Laser, provided that the Company must achieve at least 70% of plan for the bonus to be paid. If the Company achieves at least 70% of its plan, the executive will receive 28% of his base salary as a bonus. If the Company achieves 100% of its plan the officer will receive 40% of his base salary. The bonus available provides for linear increases such that the maximum bonus the officer may receive is 120% of base salary if the Company achieves 190% of its plan. Pursuant to the terms of this agreement bonuses in the amounts of $38,500 and $84,000 were paid to Dr. Rudko for Fiscal 1996 and 1995, respectively. In Fiscal 1997, the Compensation Committee approved a $23,000 bonus for Dr. Rudko for acting as Interim President of the Company as well as a $25,000 annual bonus.

(2) Effective August 15, 1997, the Compensation Committee recommended and the Board of Directors approved an employment agreement through August 31, 2000, for Mr. Dow which provided for a base salary of $300,000 per annum through December 31, 1998. Increases for future years shall be established by the Board of Directors. This agreement also provided that Mr. Dow may receive a yearly incentive bonus, commencing with a guaranteed bonus of $50,000 for Fiscal 1997, followed by an incentive bonus commencing in Fiscal 1998, of a sliding scale based upon the Company achieving a certain percentage of its annual plan for sales and placements of the Heart Laser, revenue, operating results and other strategic goals equal to or at least 70% of the performance plan as approved by the Board of Directors. The incentive bonus will range from 70% to 120% of 50% of Mr. Dow's then base salary for the fiscal year. Pursuant to this agreement, a bonus of $50,000 was paid for Fiscal 1997.

(3) In Fiscal 1995, the Compensation Committee approved a benefit allowance of up to 15% of base salary for Dr. Rudko and Mr. Hibbs. Ms. Murphy was also given the same benefit allowance starting in Fiscal 1995. In August 1997, a 15% benefit allowance was approved as part of Mr. Dow's employment agreement. The determination of such benefits is up to the individual. In Fiscal 1997 and 1996 Mr. Serino received a $500 per month compensatory car allowance. Mr. Linhares received the same allowance in 1997.

(4) On April 18, 1997, Mr. Hibbs and the Company entered into a severance agreement and release (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Hibbs agreed to resign as Chief Executive Officer of the Corporation on July 31, 1997. Mr. Hibbs continued to receive his annual base salary of $215,000 through December 31, 1997 as an employee of the Corporation. Mr. Hibbs received his accrued and unpaid 15% benefit allowance of $11,151 and accrued and unpaid vacation of $24,643 which is reflected in the "Other Annual Compensation" column. He also received an additional 15% annual benefit allowance of $32,250 and $20,000 in professional expenses as part of his severance. From January 1, 1998 through April 18, 1998, he will receive severance pay at the rate of $215,000 per annum which will total $66,154. In addition, pursuant to the terms of his employment agreement, he is entitled to receive $43,000 payable in twelve (12) equal monthly installments which commenced on August 1, 1997.

(5) Mr. Dow joined the Company in August 1997 and Mr. Serino joined PLC Medical in December 1995. Mr. Linhares became PLC Medical's Vice President of Research and Development and Clinical Trials in January 1996.

     Except for the Agreement with Mr. Hibbs, the Company has no plans other than as set out herein pursuant to which cash or non-cash compensation was paid or distributed to the executive officers during Fiscal 1997 or is proposed to be paid or distributed in a subsequent year. No other compensation was paid by the Company to the executive officers during Fiscal 1997, including personal benefits and securities or property paid or distributed other than pursuant to a formal plan which compensation is not offered on the same terms to all full time employees, except as noted above.

     The following table sets forth the options granted to the named executive officers in Fiscal 1997.

                       OPTION GRANTS IN FISCAL YEAR 1997

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF
                                                                                  STOCK PRICE APPRECIATION
                                          INDIVIDUAL GRANTS                          FOR OPTION TERM(5)
                       --------------------------------------------------------   -------------------------
         (A)               (B)                             (D)          (E)          (F)            (G)
                        NUMBER OF          (C)
                       SECURITIES      % OF TOTAL
                       UNDERLYING    OPTIONS GRANTED   EXERCISE OR
                         OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION
        NAME           GRANTED(#)    FISCAL YEAR(3)      ($/SH)       DATE(4)         5%            10%
        ----           -----------   ---------------   -----------   ----------   ----------    -----------
William C. Dow.......    644,466(1)        74%           $12.88      08/15/2007   $5,218,253    $13,224,078
William C. Dow.......     15,534(2)         2%           $12.88      08/15/2007   $  125,828    $   318,873

---------------
(1) These non-qualified options were granted on August 15, 1997 with 99,466 of the options vesting over time as follows: 20,983 on August 15, 1997, 20,983 on December 1, 1997, 28,750 on March 1, 1998 and 28,750 on June 1, 1998. The
    remaining 545,000 vest on performance criteria as follows: (i) 115,000 vest on the earlier of August 15, 2000 or receipt of PMA from the FDA,
    (ii)115,000 vest on the earlier of August 15, 2000 or release of audited financial statements reporting positive earnings after taxes, (iii) 115,000 vest on the earlier of August 15, 2000 or the 30th consecutive day when the Company's closing price for its Common Stock exceeds $15.00 per share, (iv) 50,000 vest on the earlier of August 15, 2002 or the 30th consecutive day when the Company's closing price for its Common Stock exceeds $18.00 per share, (v) 50,000 vest on the earlier of August 15, 2002 or the 30th consecutive day when the Company's closing price for its Common Stock exceeds $21.50 per share, (vi) 50,000 vest on the earlier of August 15, 2002 or the 30th consecutive day when the Company's closing price for its Common Stock exceeds $35.00 per share, and (vii) 50,000 vest on the earlier of August 15, 2002 or the 30th consecutive day when the Company's closing price for its Common Stock exceeds $40.00 per share. All options vest upon a sale or acquisition of substantially all of the stock or assets of the Company.

(2) These incentive stock options were granted on August 15, 1997 and vest as follows; 7,767 vested on August 15, 1997 and 7,767 vest on January 1, 1998.

(3) In Fiscal 1997, options to purchase 872,500 shares of Common Stock were granted to Company employees, including executive officers.

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

     The following table indicates the options that were exercised in Fiscal 1997 and sets forth the value of outstanding options held by the named executive officers of the Company during the year ended December 31, 1997.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                            AND FY-END OPTION VALUES

              (A)                     (B)            (C)               (D)                   (E)
                                                                    NUMBER OF
                                                                   SECURITIES             VALUE OF
                                                                   UNDERLYING            UNEXERCISED
                                                                   UNEXERCISED          IN-THE-MONEY
                                    SHARES                      OPTIONS AT FY-END     OPTIONS AT FY-END
                                   ACQUIRED         VALUE         EXERCISABLE/          EXERCISABLE/
              NAME                ON EXERCISE    REALIZED($)      UNEXERCISABLE      UNEXERCISABLE(1)(2)
--------------------------------    -------      ----------      ---------------      ----------------
Robert I. Rudko, Ph.D. .........          0               0     172,900/200,000      $643,960/$718,750
William C. Dow..................          0               0      49,733/610,267            $0/$0
M. Lee Hibbs....................    375,000      $3,130,461(3)        0/0                  $0/$0
Patricia L. Murphy..............          0               0       83,755/6,666          $306,410/$0
John R. Serino..................          0               0      16,667/33,333             $0/$0
Stephen J. Linhares.............          0               0       14,960/7,500           $8,910/$0

---------------
(1) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise prices of the option.

(2) The value of unexercised options is determined by multiplying the number of options held by the difference between the fair market value of the Common Stock underlying the options at the end of Fiscal 1997 ($7.59 per share as determined by the average of the high and low sale prices of the Common Stock as reported by the American Stock Exchange on December 31, 1997) and the exercise price of the options granted. Since the fair market value at the end of Fiscal 1997 was less than the exercise price of certain options held, the following options were not included in the In the Money table; Mr.
    Dow: 660,000 options, Ms. Murphy: 10,000 options (3,334 exercisable and 6,666 unexercisable), Mr. Serino: 50,000 options and Mr. Linhares: 20,000 options (12,500 exercisable and 7,500 unexercisable).

(3) The value realized is calculated by determining the difference between the fair market value of the Common Stock acquired at exercise and the exercise price.

COMPENSATION OF DIRECTORS

     Each of the non-employee directors receives a fee of $650 for each meeting of the Board of Directors plus reimbursement for related travel expenses. Each of the non-employee directors receives an additional $2,000 per quarter. Eligible directors also received an aggregate of 240,000 stock options through 1996 pursuant to the Company's 1993 Formula Stock Option Plan. In June 1997, an aggregate of 70,000 stock options were granted to the non-employee directors pursuant to the 1995 Stock Option Plan, except Mr. Capozzi. Mr. Capozzi's option to purchase 10,000 shares was granted pursuant to the 1993 Formula Plan which plan was extinguished with the grant of this option. See "Beneficial Ownership of Common Stock." In March 1995, Mr. Pendergast agreed to serve as the Lead Outside Director of the Company and effective January 17, 1997, he receives an additional $4,000 per quarter for his services as lead outside director in addition to the fees and expenses referenced above. Mr. Pendergast may also receive $200 per hour for other consulting activities provided to the Company in excess of eight hours each month on a pre-approved basis by the Board of Directors. Mr. Pendergast was also granted an option on August 4, 1995 to purchase up to 10,000 shares of Common Stock at an exercise price of $12.56 per share through August 3, 2005, subject to certain requirements and his continued service as Lead Outside Director for the Company. See "Beneficial Ownership of Common Stock." The Company has no arrangements, pursuant to which directors were compensated for their services in their capacity as directors during Fiscal 1997 or thereafter, except as described above.

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

     An employment agreement was entered into in May 1992 between Dr. Rudko and the Company providing for payment of 24 months' base salary and prior bonus to Dr. Rudko. The agreement was amended in September 1994 to provide that in addition to the severance benefits discussed above, in the event of a sale or change of control in the Company, and if Dr. Rudko's employment is terminated without cause, or if Dr. Rudko is transferred outside of Eastern Massachusetts or if he has a significant reduction in responsibility with the Company, then he shall be entitled to receive 299% of his prior year's compensation (as determined by Section 280G of the Internal Revenue Code of 1986, as amended). In addition, this employment agreement, as modified, provides that if Dr. Rudko remains with the Company for one year after a sale or change of control in the Company, then he shall receive as a bonus an amount equal to 18 months of his then current base salary.

     An employment agreement was entered into in August 1997 between Mr. Dow and the Company providing for payment of Severance Benefits of 150% of his then current base salary, 150% of his incentive bonus earned in the Company's most recent fiscal year and any other benefits allowed under his benefit allowance. The agreement further provides, in the event of a sale or change of control in the Company, and if Mr. Dow's employment is terminated without cause, then he shall be entitled to receive 299% of his Severance Benefits. In addition, this employment agreement provides that if Mr. Dow remains with the Company for one year after a sale or change of control in the Company, then he shall receive as a bonus an amount equal to 100% of his then current base salary and incentive bonus paid during the preceding fiscal year and the fair market value of all other benefits then payable, irrespective of whether he thereafter actually terminates employment with the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 23, 1998, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock, (ii) each of the Company's directors and named executive officers and (iii) all current directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                NUMBER OF SHARES       PERCENTAGE
                NAME OF BENEFICIAL OWNER(1)                   BENEFICIALLY OWNED(2)     OF CLASS
                ---------------------------                   ---------------------    ----------
Robert I. Rudko, Ph.D.(3)...................................        1,294,762             6.8%
William C. Dow(4)...........................................          115,000               *
M. Lee Hibbs................................................          339,000               *
Edward H. Pendergast(5)(6)(7)(8)(9).........................          123,092               *
Harold P. Capozzi(6)(8)(10)(11).............................           53,000               *
Kenneth J. Pulkonik(5)(6)(8)(11)............................           75,000               *
Roberts A. Smith, Ph.D.(6)(8)(11)(12).......................           55,000               *
Brent H. B. Norton, M.D.(8)(11)(13).........................           47,000               *
Patricia L. Murphy(14)......................................          122,381               *
Stephen J. Linhares(15).....................................           80,667               *
John R. Serino(16)..........................................           21,667               *
Scudder Kemper Investments, Inc.(17)........................          961,000             5.1%
All current directors and executive officers as a group (8
  persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)........        1,885,235             9.6%

---------------
 *  Less than 1%.

 (1) Each of such persons, with the exception of Scudder Kemper Investments, Inc., may be reached through the Company at 10 Forge Park, Franklin, Massachusetts 02038. The address for Scudder Kemper Investments, Inc. is Two International Place, Boston, Massachusetts 02110.

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

 (3) The figures presented in the table include 100,000 shares of an option to purchase up to 300,000 shares of Common Stock through December 31, 1999 at a price of $4.00 per share, which option fully vests at December 31, 1999 or earlier upon receipt of PMA of the Heart Laser System from the FDA, except that all such options shall vest immediately in the event of a sale or acquisition of all or substantially all of the assets of the Company or the sale of all or substantially all of the Company's stock to an acquiring party. The figures in this table also include an option granted on March 3, 1995 to purchase up to 72,900 shares of Common Stock at an exercise price of $3.69 per share which vested on December 2, 1997 and terminates on March 2, 2005. Also includes 94,762 shares of Common Stock held by Dr. Rudko's wife, but as to which Dr. Rudko disclaims any beneficial interest. Excludes 13,750 shares of Common Stock held by Dr. Rudko's adult children, as to which he disclaims any beneficial interest.

 (4) Includes (i) 15,534 shares of an option granted on August 15, 1997 at an exercise price of $12.88 per share which is fully vested and terminates on August 15, 2007 and (ii) 99,466 shares of an option to purchase up to 644,466 shares of Common Stock granted on August 15, 1997 at an exercise price of $12.88 per share which terminates on August 15, 2007. See "Option Grants in Fiscal Year 1997" for vesting details.

 (5) Includes an option granted on September 16, 1993 to purchase up to 30,000 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003 which is fully vested.

 (6) Includes an option granted on June 19, 1995 to purchase up to 10,000 shares of Common Stock at an exercise price of $10.44 per share through June 18, 2005, which is fully vested.

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

 (9) Includes an option granted on June 30, 1997 to purchase up to 30,000 shares of Common Stock at an exercise price of $20.75 per share through June 30, 2007, which fully vests on April 1, 1998.

(10) Includes 17,438 shares of Common Stock owned by Mr. Capozzi as well as an option granted on September 16, 1993 to purchase up to 5,562 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003, which is fully vested.

(11) Includes an option granted on June 30, 1997 to purchase up to 10,000 shares of Common Stock at an exercise price of $20.75 per share through June 30, 2007, which fully vests on April 1, 1998.

(12) Includes an option granted on September 16, 1993 to purchase up to 25,000 shares of Common Stock at an exercise price of $4.00 per share through September 15, 2003, which is fully vested.

(13) Includes an option granted on June 9, 1994 to purchase up to 27,000 shares of Common Stock at an exercise price of $4.63 per share through June 9, 2004, which is fully vested.

(14) Includes (i) 35,293 shares of Common Stock; (ii) 13,571 shares of an option granted on July 28, 1994 at an exercise price of $3.97, which is fully vested and terminates on January 5, 2004; (iii) 13,333 shares of an option granted on July 28, 1994 at an exercise price of $3.97 per share, which is fully vested and terminates on July 27, 2004; (iv) 53,517 shares of an option granted on March 3, 1995 at an exercise price of $3.69 per share, which is fully vested and terminates on March 2, 2005 and (v) 6,667 shares of an option to purchase up to 10,000 shares of Common Stock granted on January 2, 1996 at an exercise price of $16.31 per share, which vests on January 2, 1999 and terminates on January 1, 2006.

(15) Includes (i) 59,040 shares of Common Stock, (ii) 2,460 shares of an option granted on July 28, 1994 at an exercise of $3.97 per share, which is fully vested and terminates on December 31, 2003; (iii) 10,000 shares of an option to purchase up to 15,000 shares of Common Stock granted on August 4, 1995 at an exercise price of $12.56 per share, which vests on August 4, 1998 and terminates on August 3, 2005; (iv) 2,500 shares of an option to purchase up to 5,000 shares of Common Stock granted on July 17, 1996 at an exercise price of $14.88, which vests on the earlier of August 1, 2001 or upon receipt of the PMA from the FDA and terminates on July 16, 2006 and
     (v) 6,667 shares of an option to purchase up to 20,000 shares of Common Stock granted on January 16, 1998 at an exercise price of $8.88 per share, such option vests in equal installments over three years beginning April 23, 1998 and terminates on April 22, 2008.

(16) Includes (i) 16,667 shares of an option to purchase up to 50,000 shares of Common Stock granted on January 2, 1996 at an exercise price of $16.31 per share, such option vests in equal installments over three years beginning on January 2, 1997 and terminates on January 1, 2006; and (ii) 5,000 shares of an option to purchase up to 25,000 shares of Common Stock granted on January 16, 1998 at an exercise price of $8.88 per share, such option vests 15,000 shares in equal installments over three years beginning April 23, 1998 with the remaining 10,000 vesting on the earlier of April 23, 2000 or on the following performance criteria: 1,000 shares for each Heart Laser sold in Fiscal 1998. Such option terminates on April 22, 2008.

(17) Based solely on a Schedule 13G filed in February 1998 by Scudder Kemper Investments, Inc. ("Scudder"). Scudder has sole voting power as to 358,700 shares and shared voting power as to 374,600 shares. Scudder has sole dispositive power as to all 961,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During Fiscal 1991, the Corporation loaned Corhart Management Group, Inc. ("Corhart") the sum of $126,061 on a demand basis. Corhart provided office and administrative services for the Corporation's Vancouver office. Corhart then loaned a portion of the $126,061 to Dr. Rudko, the Corporation's Chairman of the Board and Chief Scientist. The balance of the loan to Dr. Rudko plus accrued interest is approximately $85,000. The loan currently bears interest at 8.65%.

     No insider of the Company and no associate or affiliate of the foregoing persons has or has had any material interest, direct or indirect, in any transaction since the commencement of Fiscal 1997 or in any proposed transaction which in either such case has materially affected or will materially affect the Company, except as described above.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements. The financial statements required to be filed by Item 8 herewith are as follows:

    PLC SYSTEMS INC.                                              PAGE
    ----------------                                              ----
    Report of Independent Auditors..............................  F-2
    Consolidated Balance Sheets as of December 31, 1997 and
      1996......................................................  F-3
    Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995..........................  F-4
    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1997, 1996 and 1995..............  F-5
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995..........................  F-6
    Notes to Consolidated Financial Statements..................  F-7

     (a)(2) Financial Statement Schedules. The following financial statement schedules are filed herewith:

    Schedule II  Valuation and Qualifying Accounts..............  S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits.

     (i) The following exhibits, required by Item 601 of Regulation S-K, are filed herewith:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
    21        Subsidiaries of the Registrant, as amended.
    23        Consent of Ernst & Young LLP.
    27a       Financial Data Schedule for fiscal year ended December 31,
              1997.
    27b       Restated Financial Data Schedule for the quarter ended
              September 30, 1997.
    27c       Restated Financial Data Schedule for the quarter ended June
              30, 1997.
    27d       Restated Financial Data Schedule for the quarter ended March
              31, 1997.
    27e       Restated Financial Data Schedule for the quarter ended
              December 31, 1996.
    27f       Restated Financial Data Schedule for the quarter ended
              September 30, 1996.
    27g       Restated Financial Data Schedule for the quarter ended June
              30, 1996.
    27h       Restated Financial Data Schedule for the quarter ended March
              31, 1996.

     (ii) The following exhibits were filed as part of the Company's Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997 and are herein incorporated by reference:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
      10a**   Form of Key Employment Agreement of William C. Dow.
      10b**   1997 Executive Stock Option Plan.

     (iii) The following exhibits were filed as part of the Company's Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 and are herein incorporated by reference:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
      10a     Convertible Debenture Agreement.
      10b     First Amendment to Convertible Debenture Agreement.
      10c     Second Amendment to Convertible Debenture Agreement.
      10d     Form of Convertible Denbenture.
      10e     Form of Redeemable Warrant.
      10f     Registration Rights Agreement.

     (iv) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Commission on March 31, 1995 and are herein incorporated by reference:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
      10a**   Revised Form of Key Employee Agreement for Dr. Robert I.
              Rudko.
      10b**   1995 Stock Option Plan.

     (v) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33-58258) declared effective by the Commission on November 5, 1993 and are herein incorporated by reference:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
      10a**   1993 Stock Option Plan.
      10b     1993 Formula Stock Option Plan.

     (vi) The following exhibits were filed as part of the Company's Form S-1 Registration Statement (33-48340) declared effective by the Commission on September 17, 1992 and are incorporated herein by reference:

    EXHIBIT
      NO.     TITLE
    -------   ------------------------------------------------------------
       3a     Certificate of Incorporation.
       3b     Articles.
       4a     Rights of security holders (included in Exhibits 3a and 3b).
       4c     Specimen Stock Certificate.
      10g**   1992 Stock Option Plan.

---------------
** Management contracts or compensatory plan or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits. The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) as set forth above.

     (d) Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLC SYSTEMS INC.

Date: March 31, 1998                      By: /s/    WILLIAM C. DOW
                                            ------------------------------------
                                                       William C. Dow
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       NAME                                      CAPACITY                    DATE
                       ----                                      --------                    ----
                /s/ WILLIAM C. DOW                   President and Chief Executive      March 31, 1998
---------------------------------------------------    Officer (Principal Executive
                  William C. Dow                       Officer)

              /s/ PATRICIA L. MURPHY                 Chief Financial Officer            March 31, 1998
---------------------------------------------------    (Principal Financial and
                Patricia L. Murphy                     Accounting Officer)

            /s/ ROBERT I. RUDKO, PH.D.               Chairman of the Board of           March 31, 1998
---------------------------------------------------    Directors
              Robert I. Rudko, Ph.D.

               /s/ HAROLD P. CAPOZZI                 Director                           March 31, 1998
---------------------------------------------------
                 Harold P. Capozzi

            /s/ H.B. BRENT NORTON, M.D.              Director                           March 31, 1998
---------------------------------------------------
              H.B. Brent Norton, M.D.

             /s/ EDWARD H. PENDERGAST                Director                           March 31, 1998
---------------------------------------------------
               Edward H. Pendergast

              /s/ KENNETH J. PULKONIK                Director                           March 31, 1998
---------------------------------------------------
                Kenneth J. Pulkonik

            /s/ ROBERTS A. SMITH, PH.D.              Director                           March 31, 1998
---------------------------------------------------
              Roberts A. Smith, Ph.D.

                                PLC SYSTEMS INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 1997, 1996, 1995

                                PLC SYSTEMS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........  S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
PLC Systems Inc.

     We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 1997 and 1996, and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Boston, Massachusetts
February 20, 1998

                                PLC SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,484    $  3,039
  Marketable securities.....................................    12,845       5,470
  Accounts receivable, net..................................     1,337       2,635
  Inventories, net..........................................     2,512       2,345
  Prepaid expenses and other current assets.................       502         679
                                                              --------    --------
          Total current assets..............................    20,680      14,168
Equipment, furniture and leasehold improvements, net........     5,636       4,712
Other assets................................................       701         537
                                                              --------    --------
          Total assets......................................  $ 27,017    $ 19,417
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    917    $    867
  Accrued clinical costs....................................     1,292         935
  Accrued compensation......................................       570         467
  Accrued expenses..........................................       923         304
  Deferred revenue..........................................        70         339
  5% Convertible Debentures.................................     3,819          --
  Other accrued liabilities.................................       296          11
                                                              --------    --------
          Total current liabilities.........................     7,887       2,923
Capital lease obligations...................................       121          27
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, 25,000 shares authorized,
     18,368 and 16,513 shares issued and outstanding in 1997
     and 1996, respectively.................................    71,115      54,030
Accumulated deficit.........................................   (51,533)    (37,129)
Foreign currency translation................................      (573)       (434)
                                                              --------    --------
                                                                19,009      16,467
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 27,017    $ 19,417
                                                              ========    ========

   The accompanying notes are an intergal part of the consolidated financial statements.

                                PLC SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Revenue:
  Product sales.............................................  $  5,687    $ 9,082    $11,938
  Placement and service fees................................     3,254      2,790      1,407
                                                              --------    -------    -------
          Total revenues....................................     8,941     11,872     13,345
Cost of revenues:
  Product sales.............................................     2,721      2,911      4,177
  Placement and service fees................................     2,595      1,155        386
                                                              --------    -------    -------
          Total cost of revenues............................     5,316      4,066      4,563
                                                              --------    -------    -------
Gross Profit................................................     3,625      7,806      8,782
Operating expenses:
  Selling, general and administrative.......................    13,049      7,023      5,035
  Research and development..................................     5,158      2,835      2,246
                                                              --------    -------    -------
          Total operating expenses..........................    18,207      9,858      7,281
                                                              --------    -------    -------
Income (loss) from operations...............................   (14,582)    (2,052)     1,501
Other income (expense), net.................................       178        512        588
                                                              --------    -------    -------
Income (loss) before provision for income taxes.............   (14,404)    (1,540)     2,089
Provision for income taxes..................................        --         --         85
                                                              --------    -------    -------
Net income (loss)...........................................  $(14,404)   $(1,540)   $ 2,004
Net income (loss) per share -- Basic........................  $   (.84)   $  (.09)   $   .13
Net income (loss) per share -- Diluted......................  $   (.84)   $  (.09)   $   .12
Shares used to compute net income (loss) per share
  -- Basic..................................................    17,050     16,376     15,868
  -- Diluted................................................    17,050     16,376     16,590

   The accompanying notes are an intergal part of the consolidated financial statements.

                                PLC SYSTEMS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         COMMON STOCK                        FOREIGN
                                       -----------------    ACCUMULATED     CURRENCY
                                       SHARES    AMOUNT       DEFICIT      TRANSLATION     TOTAL
                                       ------    -------    -----------    -----------    --------
                                                             (IN THOUSANDS)
Balance, December 31, 1994...........  15,845    $50,943     $(37,593)        $(291)      $ 13,059
Exercise of stock options............      99        399                                       399
Repayment of stockholder notes.......      --         69                                        69
Net income...........................                           2,004                        2,004
Currency translation adjustment......                                           (23)           (23)
                                       ------    -------     --------         -----       --------
Balance, December 31, 1995...........  15,944     51,411      (35,589)         (314)        15,508
Exercise of stockholder warrants.....     351      1,680                                     1,680
Exercise of stock options............     218        820                                       820
Repayment of stockholder notes.......      --        119                                       119
Net loss.............................                          (1,540)                      (1,540)
Currency translation adjustment......                                          (120)          (120)
                                       ------    -------     --------         -----       --------
Balance, December 31, 1996...........  16,513     54,030      (37,129)         (434)        16,467
Exercise of stock options............     435      1,909                                     1,909
Exercise of warrants.................      17         94                                        94
Conversion of debentures.............   1,403     14,465                                    14,465
Issuance of warrants.................      --        617                                       617
Net loss.............................                         (14,404)                     (14,404)
Currency translation adjustment......                                          (139)          (139)
                                       ------    -------     --------         -----       --------
Balance, December 31, 1997...........  18,368    $71,115     $(51,533)        $(573)      $ 19,009
                                       ======    =======     ========         =====       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997        1996       1995
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Operating activities:
  Net income (loss).........................................  $(14,404)   $ (1,540)   $ 2,004
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization.............................     2,007       1,228        565
  Change in assets and liabilities:
     Accounts receivable....................................     1,389       4,149     (6,387)
     Inventory..............................................      (136)       (556)      (435)
     Prepaid expenses and other assets......................       (20)       (359)      (399)
     Account payable........................................        24         303        220
     Deferred revenue.......................................       (77)        107         33
     Accrued liabilities....................................     1,163        (252)     1,225
                                                              --------    --------    -------
Net cash provided by (used for) operating activities........   (10,054)      3,080     (3,174)
Investing activities:
  Purchase of marketable securities.........................   (17,827)    (19,419)    (8,500)
  Maturities of marketable securities.......................    10,452      20,449      9,858
  Purchase of fixed assets..................................    (2,642)     (4,216)    (1,584)
                                                              --------    --------    -------
Net cash used for investing activities......................   (10,017)     (3,186)      (226)
Financing activities:
  Issuance of 5% Convertible Debentures, net of issuance
     costs..................................................    18,779          --         --
  Net proceeds from sale of common stock....................     2,003       2,499        388
  Tax benefit relating to stock option plans................        --          --         11
  Repayment of stockholder notes............................        --         119         69
  Principal payments on capital lease obligations...........       (25)        (13)       (17)
                                                              --------    --------    -------
Net cash provided by financing activities...................    20,757       2,605        451
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (241)       (164)       (46)
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........       445       2,335     (2,995)
Cash and cash equivalents at beginning of year..............     3,039         704      3,699
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $  3,484    $  3,039    $   704
                                                              ========    ========    =======
Non-Cash Financing Activities:
  Conversion of Convertible Debentures and accrued interest
     into Common Stock......................................    14,464          --         --
  Warrant value.............................................       617          --         --
  Capital leases............................................       150          --         --
Supplemental disclosure:
  Interest paid.............................................  $      2    $      1    $     6
  Income taxes paid (refunded)..............................  $    (29)   $     91    $    --

   The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  NATURE OF BUSINESS

     The Company is a multinational manufacturer of medical lasers and related products operating primarily in the United States with sales offices in Europe and the Pacific Rim. The Company's primary product is The Heart Laser(TM)(1) TMR System ("Heart Laser System") which is a patented CO(2) laser used for a surgical technique known as Transmyocardial Revascularization. The Company is currently conducting clinical tests of the Heart Laser System in the United States under the regulation of the Food and Drug Administration. The Heart Laser System is being marketed internationally in countries where it has received regulatory approvals and in other countries where no approval is required.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of PLC Systems Inc. (PLC or the "Company") and its seven wholly-owned subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais, Lda, PLC Sistemas Medicos GmbH, PLC Medical Systems AG, PLC Medical Systems Asia/Pacific Pte Ltd, PLC Medical Systems France and PLC Medical Systems Australia Pty Ltd. All intercompany accounts and transactions have been eliminated.

     These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Had the statements been prepared in accordance with Canadian GAAP, certain transactions would have been accounted for differently. Under Canadian GAAP, the 5% Convertible Debentures, net of issuance costs, would be classified as equity since the Company has the right to settle the principal and interest amounts due on the debentures by issuing common stock.

     Accordingly, if the accompanying financial statements had been prepared under Canadian GAAP at December 31, 1997, common stock would be $3,697,000 greater due to the inclusion of the 5% Convertible Debentures and accrued expenses would be reduced by $75,000 due to the elimination of accrued interest on the debt. In addition, the accumulated deficit would be reduced by $197,000 as a result of the elimination of interest and other debt issuance expenses included in the accompanying statement of operations for the year ended December 31, 1997, as required under U.S. GAAP.

  Cash and Marketable Securities

     Investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Marketable securities are stated at cost, which approximates fair value. Cash equivalents and marketable securities, which are classified as available-for-sale securities, consist primarily of time deposits, bankers acceptances and obligations of U.S. government and agencies. There were no unrealized gains or losses at December 31, 1997, 1996 or 1995.

  Inventory

     Inventory is stated at the lower of average cost or market value.

  Equipment, Furniture and Leasehold Improvements

     Equipment, fixtures and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

---------------

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

  Net Income (Loss) per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and have been restated, to conform to Statement 128. At December 31, 1995, the difference between basic and diluted shares used in the computation of earnings per share is approximately 722,000 weighted average common equivalent shares resulting from outstanding common stock options.

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

  Impact of Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). The Company will adopt the provisions of Statement 130 during fiscal 1998. At that time, the Company will be required to disclose comprehensive income and comprehensive income per share. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131") which is required to be adopted for

                                PLC SYSTEMS INC.

years beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement 131 to have a material impact on the Company's financial statement disclosures.

3.  INVENTORIES

     Inventories consist of the following at December 31 (in thousands):

                                                              1997      1996
                                                             ------    ------
Raw materials..............................................  $1,141    $1,043
Work in process............................................      10       306
Finished goods.............................................   1,361       996
                                                             ------    ------
                                                             $2,512    $2,345
                                                             ======    ======

4.  EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

     Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

                                                              1997      1996
                                                             ------    ------
Equipment..................................................  $2,010    $1,995
Equipment under placement contracts........................   5,760     3,387
Office furniture and fixtures..............................   1,082       834
Equipment under capital lease..............................     455       284
Leasehold improvements.....................................     587       576
                                                             ------    ------
                                                              9,894     7,076
Less accumulated depreciation and amortization.............   4,258     2,364
                                                             ------    ------
                                                             $5,636    $4,712
                                                             ======    ======

     Equipment under placement contracts represents Heart Lasers that the Company has provided to customers under contracts which require the customers to pay a fee for each use of the equipment, subject to guaranteed annual minimum fees. The Company maintains title to the equipment, which is depreciated over the term of the contract, and is responsible for maintenance.

5.  LEGAL PROCEEDINGS

     In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. The counterclaim seeks both injunctive relief and monetary damages against CardioGenesis. In October 1997, CardioGenesis filed an amended complaint seeking to have the Company's synchronization patent declared unenforceable. CardioGenesis is not seeking monetary damages from the Company.

     In January 1997, CardioGenesis Corporation, filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997 the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the Munich District Courts alleging infringement of its synchronization patent. An oral hearing has been scheduled in the Munich District Court on October 1, 1998.

                                PLC SYSTEMS INC.

     The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes. A motion has been filed to consolidate the other two suits with each other. These matters are in the earliest stages of litigation and the Company intends to seek motions to dismiss all of these claims. There can be no assurance that the motions to dismiss these claims will be successful. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these pending litigation matters. It is possible that the Company's result of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of this pending litigation. The Company believes that it has valid defenses to these class action litigation matters and intends to vigorously defend itself in these matters.

6.  ISSUANCE OF CONVERTIBLE DEBENTURES

     In July 1997, the Company entered into a $20 million financing commitment. Under the terms of the financing, the Company received $10,075,000 in July 1997 and $10,075,000 in August 1997 from the issuance of five-year convertible debentures to accredited investors through Smith Barney Inc. as placement agent. The convertible debentures accrue interest at 5% per annum, payable in cash or common stock at the Company's option, at the time of conversion. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of
(a) $25.98, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,007,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, the entire first tranche of convertible debentures of $10,075,000 and related accrued interest converted into 890,394 shares of common stock. The second tranche of the debentures are convertible into common shares at the lesser of (a) $14.60, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,507,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, $5,825,000 of the second tranche of convertible debentures and related accrued interest converted into 512,572 shares of common stock. In January and February 1998, the remaining $4,250,000 of the second tranche of convertible debt and related accrued interest converted into 576,606 shares of common stock.

     In connection with the issuance of the first tranche of convertible debentures, the Company issued 69,875 redeemable warrants to purchase shares of its Common Stock at $27.81 per share. In connection with the issuance of the second tranche of convertible debentures, the Company issued 80,125 redeemable warrants to purchase shares of its Common Stock at $15.78 per share. If the average closing sale price of its Common Stock for any consecutive 30 trading day period commencing January 17, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder to redeem the warrant at a price of $.10 per warrant share. The warrants issued in connection with the first tranche expire on July 17, 2002. The warrants issued in connection with the second tranche expire on August 14, 2002.

7.  STOCKHOLDERS' EQUITY

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

                                PLC SYSTEMS INC.

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

     The Company also has the 1993 Formula Stock Option Plan (the "Formula Plan") that provides for the grant of nonqualified options to nonemployee directors to purchase up to 250,000 shares of common stock. The Plan is administered by the Board of Directors. Annually, the Company grants 10,000 options to each of its nonemployee directors. A director must attend at least 60% of all Board meetings, as well as committee meetings, to receive the grant. The options vest over one year on a quarterly basis and expire ten years from the date of grant. The exercise price is the fair market value of the Company's common stock on the last business day preceding the date of grant. In addition, in 1995, the Company granted 10,000 nonqualified options at $12.88 per share to the Company's Lead Outside Director. As of December 31, 1997, the options are fully exercisable and expire ten years from the date of grant.

     The Company has a 1997 Executive Stock Option Plan ("1997 Executive Plan") that provides for the grant of nonqualified options to an executive of the Company to purchase up to 650,000 shares of common stock. The options vest over a combination of time and the attainment of specific performance criteria.

     The following is a summary of option activity under all Plans (in thousands, except per option data):

                                           1997               1996               1995
                                           ----               ----               ----
Outstanding at beginning of year....            1,914              1,635             1,153
  Granted...........................              938                500               615
  Exercised.........................             (435)              (220)              (99)
  Canceled..........................             (230)                (1)              (34)
                                                -----              -----             -----
Outstanding at end of year..........            2,187              1,914             1,635
                                                =====              =====             =====
Exercisable at end of year..........              878                874               693
Available for grant at end of
  year..............................              463                521               321

                                           1997                1996               1995
                                           ----                ----               ----
Weighted-average exercise price:
  Outstanding at beginning of
     year...........................           $ 8.18              $ 4.67             $4.15
  Granted...........................           $13.56              $17.83             $5.49
  Canceled..........................           $11.50              $ 3.97             $3.69
  Exercised.........................           $ 4.39              $ 3.73             $4.09
  Outstanding at end of year........           $10.84              $ 8.18             $4.67
  Exercisable at end of year........           $ 8.75              $ 5.34             $4.22
Weighted-average fair value of
  options granted during the year...           $ 8.20              $ 5.56                --
Price range per share of outstanding
  options...........................  $ 3.69 - $24.50     $ 3.69 - $24.50    $3.69 - $16.25
Price range per share of options
  granted...........................  $10.03 - $22.19     $14.88 - $24.50    $3.69 - $16.25
Price range per share of options
  exercised.........................  $ 3.69 - $21.25      $3.69 - $16.25    $3.69 - $ 7.25

                                PLC SYSTEMS INC.

     Exercise prices for options outstanding as of December 31, 1997 ranged from $3.69 to $24.50. The weighted-average contractual life of those options is 7.6 years.

                                                        RANGE OF EXERCISE PRICES
                                      ------------------------------------------------------------
                                      $3.69 - $5.38    $8.06 - $12.88    $14.13 - $22.19    $24.50
                                      -------------    --------------    ---------------    ------
OPTIONS OUTSTANDING:
Number (in thousands)...............        761               859               517             50
Weighted-Average Remaining
  Contractual Life..................        4.6               9.4               8.8            8.5
Weighted-Average Exercise Price.....      $3.97            $12.39             $17.06        $24.50
OPTIONS EXERCISABLE:
Number (in thousands)...............        542               123               163             50
Weighted-Average Exercise Price.....      $3.96            $11.70             $17.61        $24.50

     In January 1998, the Board of Directors approved the repricing of all options priced greater than $8.88 other than to executive officers and Board Members.

     Pursuant to the requirements of FAS 123, the following are the pro forma net income (loss) and net income (loss) per share for 1997, 1996 and 1995, as if the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1997, 1996 and 1995, consistent with the provisions of FAS 123.

                                                          1997       1996       1995
                                                        --------    -------    ------
Proforma net income (loss)(in thousands)..............  $(16,523)   $(2,404)   $1,868
Proforma net income (loss) per share..................  $   (.97)   $  (.15)   $  .12

     The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

                                                        1997    1996    1995
                                                        ----    ----    -----
Expected life (years).................................     2       2        2
Interest rate.........................................  6.01%   5.65%    6.55%
Volatility............................................  1.141   .576     .422

     The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

     The effects on 1997, 1996 and 1995 pro forma net income (loss) and net income (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

     At December 31, 1995, the Company had two outstanding warrants to purchase common stock. The first warrant provided for the purchase of 145,000 shares at $6.00 per share and 72,500 shares at $4.80 per share. In March 1996, the majority of these warrants were exercised and the remaining 11,180 of the $6.00 warrants and 5,590 of the $4.80 warrants were exercised in 1997. The second warrant provided for the purchase of 150,000 shares at $3.94 per share and was exercised in full in March 1996.

     At December 31, 1997, there were 2,810,000 shares of authorized but unissued common stock reserved for issuance under all stock option plans and stock warrants. In conjunction with the conversion of the debentures and related accrued interest in January and February 1998 and the FDA approval contingency shares, the Company has reserved an additional 1,076,606 shares. See Note 6 for a further discussion.

                                PLC SYSTEMS INC.

8.  COMMITMENTS AND CONTINGENCIES

     The Company occupies its worldwide facilities under operating leases agreements which expire through March 2002. The Company has the option to renew the U.S. facilities lease for up to six years. In addition to the minimum lease payments, the agreement requires payment of the Company's pro-rata share of property taxes and building operating expenses. The Company also leases certain equipment.

     As of December 31, 1997, future minimum lease payments are as follows (in thousands):

                            YEAR
                            ----
1998........................................................  $  372
1999........................................................     372
2000........................................................     337
2001........................................................     223
2002........................................................       6
                                                              ------
                                                              $1,310
                                                              ======

     Total rent expense was $458,000 in 1997, $370,000 in 1996 and $227,000 in
1995.

9.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                            1997       1996
                                                          --------    -------
U.S. net operating loss carryforwards...................  $  7,682    $ 3,064
Foreign net operating loss carryforwards................     1,482        484
Intercompany profit.....................................       637        781
Accrued clinical costs..................................       516        373
Research & development credits..........................       561        350
Inventory and warranty reserves.........................       331        162
Alternative minimum tax credit..........................        63         63
Other...................................................        56         22
                                                          --------    -------
     Total deferred tax assets..........................    11,328      5,299
     Valuation allowance................................   (11,328)    (5,299)
                                                          --------    -------
          Net deferred tax assets.......................  $     --    $    --
                                                          ========    =======

     The valuation allowance increased by approximately $6,000,000 primarily due to additional net operating loss carryforwards. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related deferred tax asset of $11,328,000.

     Income (loss) before taxes consisted of the following (in thousands):

                                                  1997       1996       1995
                                                --------    -------    ------
Domestic......................................  $(11,340)   $(1,244)   $2,094
Foreign.......................................    (3,064)      (296)       (5)
                                                --------    -------    ------
                                                $(14,404)   $(1,540)   $2,089
                                                ========    =======    ======

                                PLC SYSTEMS INC.

     Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

                                                    1997      1996     1995
                                                   -------    -----    -----
Statutory income tax provision...................  $(4,898)   $(524)   $ 710
Utilization of loss carryforwards................       --       --     (641)
Unbenefited U.S. losses..........................    3,856      423       --
Unbenefited foreign losses.......................    1,042      100       --
Other............................................       --        1       16
                                                   -------    -----    -----
Provision for income taxes.......................  $    --    $  --    $  85
                                                   =======    =====    =====

     The 1995 income tax provision of $85,000 represented the current liability due under the alternative minimum tax regulations.

     At December 31, 1997 the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $19.2 million which expire at various dates through 2011. In addition, the Company had foreign net operating loss carryforwards of approximately $3.7 million.

10.  SEGMENT INFORMATION

     The Company operates in one industry segment -- the development, manufacture and sales of medical lasers and related products. Net revenue, operating income and assets by geographic area are summarized below (in thousands). Transfers to foreign subsidiaries are at prices comparable to those charged to third party distributors.

                                    NORTH
                                   AMERICA    EUROPE    OTHER    ELIMINATIONS     TOTAL
                                   -------    ------    -----    ------------    --------
1997
Net sales to unaffiliated
  customers......................  $ 4,092    $4,683    $166       $    --       $  8,941
Transfers between areas..........    2,800        --      --        (2,800)            --
                                   -------    ------    ----       -------       --------
                                     6,892     4,683     166        (2,800)         8,941
Operating income (loss)..........  (12,318)   (1,650)   (806)          370        (14,404)
Identifiable assets..............   22,652     5,363     597        (1,595)        27,017
1996
Net sales to unaffiliated
  customers......................  $ 5,657    $6,215    $ --       $    --       $ 11,872
Transfers between areas..........    4,700     2,900      --        (7,600)            --
                                   -------    ------    ----       -------       --------
                                    10,357     9,115      --        (7,600)        11,872
Operating income (loss)..........   (1,954)      272    (106)         (264)        (2,052)
Identifiable assets..............   15,430     5,517     425        (1,955)        19,417
1995
Net sales to unaffiliated
  customers......................  $10,231    $3,114      --            --       $ 13,345
Transfers between areas..........    4,050        --      --        (4,050)            --
                                   -------    ------    ----       -------       --------
                                    14,281     3,114      --        (4,050)        13,345
Operating income.................    3,149        43      --        (1,691)         1,501
Identifiable assets..............   16,714     3,267      --        (1,691)        18,290

     Included in North America net sales for 1997 are export sales of $2,026,000 of which $1,023,000 related to the Far East and $563,000 to South America. Included in North American net sales for 1996 are export

                                PLC SYSTEMS INC.

sales of $3,980,000 of which $2,547,000 related to Asia. Included in North American net sales for 1995 are export sales of $9,199,000 of which $8,002,000 related to Asia.

     Approximately 20% of the Company's revenues for the year ended December 31, 1997 came from one customer. No one customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1996. Approximately 43% of the Company's revenues for the year ended December 31, 1995 came from one customer. The Company believes that its exposure to concentrations of credit risk is not significant based on experiences with these customers. In addition, letters of credit or payment in advance are required in credit risk situations. The Company does not believe its future revenues to be dependent on those generated from any single customer.

                                                                     SCHEDULE II

                                PLC SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                    COLUMN A                       COLUMN B      COLUMN C      COLUMN D      COLUMN E
                    --------                       --------      --------      --------      --------
                                                                ADDITIONS     DEDUCTIONS
                                                                ----------    ----------
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES                     PERIOD
                  -----------                     ----------    ----------                  ----------
For the Year Ended December 31, 1997
  Allowance for Doubtful Accounts...............   $28,000       $112,000       $    0       $140,000
                                                   -------       --------       ------       --------
For the Year Ended December 31, 1996
  Allowance for Doubtful Accounts...............   $29,000       $      0       $1,000       $ 28,000
                                                   -------       --------       ------       --------
For the Year Ended December 31, 1995
  Allowance for Doubtful Accounts...............   $10,000       $ 19,000       $    0       $ 29,000
                                                   -------       --------       ------       --------

                                PLC SYSTEMS INC.

                           QUARTERLY DATA (UNAUDITED)

                                     MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
                                     --------    -------    ------------    -----------    --------
1997
Total revenue......................  $ 1,588     $ 3,422      $ 1,885         $ 2,046      $  8,941
Gross profit.......................      758       1,952          666             249         3,625
Loss from operations...............   (3,130)     (2,712)      (3,590)         (5,150)      (14,582)
Net loss...........................   (3,022)     (2,697)      (3,562)         (5,123)      (14,404)
Loss per share.....................     (.18)       (.16)        (.21)           (.28)         (.84)
1996
Total revenue......................    4,829       1,431        2,493           3,119        11,872
Gross profit.......................    3,439       1,055        1,584           1,728         7,806
Income (loss) from operations......    1,229      (1,095)        (696)         (1,490)       (2,052)
Net income (loss)..................    1,277        (903)        (562)         (1,352)       (1,540)
Income (loss) per share............      .08        (.05)        (.03)           (.08)         (.09)

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". For further discussion regarding the calculation of earnings per share, see Note 1 to the Consolidated Financial Statements.

                                                                   EXHIBIT INDEX

EXHIBIT
  NO.                                TITLE
-------                              -----
21        Subsidiaries of the Registrant.
23        Consent of Ernst & Young LLP.
27a       Financial Data Schedule for fiscal year ended December 31,
          1997.
27b       Restated Financial Data Schedule for the quarter ended
          September 30, 1997.
27c       Restated Financial Data Schedule for the quarter ended June
          30, 1997.
27d       Restated Financial Data Schedule for the quarter ended March
          31, 1997.
27e       Restated Financial Data Schedule for fiscal year ended
          December 31, 1996.
27f       Restated Financial Data Schedule for the quarter ended
          September 30, 1996.
27g       Restated Financial Data Schedule for the quarter ended June
          30, 1996.
27h       Restated Financial Data Schedule for the quarter ended March
          31, 1996.