Form 10-Q
period 1998-03-31
PLC SYSTEMS INC
filed 1998-05-15
CIK 879682

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the quarter ended March 31, 1998.

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

       Registrant's telephone number, including area code: (508) 541-8800
                        --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO .



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

             CLASS                              OUTSTANDING AT MAY 14, 1998
    Common Stock, no par value                         18,985,081

--------------------------------------------------------------------------------



                                PLC SYSTEMS INC.

                                      INDEX



Part I.  Financial Information:

      Item 1.

           Condensed Consolidated Balance Sheets...............................3

           Condensed Consolidated Statements of Operations.....................4

           Condensed Consolidated Statements of Cash Flows.....................5

           Notes to Condensed Consolidated Financial Statements................6


     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations............9-13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13


Part II.  Other Information:

     Item 1.    Legal Proceedings.............................................14

     Item 2.    Changes in Securities.........................................14

     Item 3.    Not Applicable................................................14

     Item 4.    Not Applicable................................................14

     Item 5.    Not Applicable................................................14

     Item 6.    Exhibits and Reports on Form 8-K..............................14

Item 1.  Financial Statements
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              March 31,          December 31,
                                                                               1998                  1997
                                                                              ---------          ------------
                                                                             (Unaudited)
                                                      ASSETS
Current assets:


    Cash and cash equivalents..........................................       $  9,952              $  3,484
    Marketable securities..............................................          3,005                12,845
    Accounts receivable, net...........................................            704                 1,337
    Inventories .......................................................          3,032                 2,512
    Prepaid expenses and other current assets..........................            433                   502
                                                                              --------              --------
        Total current assets...........................................         17,126                20,680

Equipment, furniture and leasehold improvements, net  .................          5,931                 5,636
Other assets...........................................................            702                   701
                                                                              --------              --------
       Total assets....................................................       $ 23,759              $ 27,017
                                                                               =======               =======


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable...................................................       $  1,385              $    917
    Accrued clinical costs.............................................          1,461                 1,292
    Accrued compensation...............................................            667                   570
    Accrued expenses...................................................            857                   923
    Deferred revenue...................................................             52                    70
     5% Convertible Debentures.........................................              -                 3,819
    Other accrued liabilities..........................................            118                   296
                                                                              --------              --------
       Total current liabilities.......................................          4,540                 7,887

Capital lease obligations..............................................            103                   121

Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 25,000 shares authorized, 18,976 and 16,419 shares issued and outstanding at June 30, 1997 and  December 31, 1996, respectively and 18,368 shares issued and outstanding at March 31, 1998
   and December 31, 1997, respectively.................................         75,235                71,115
Accumulated deficit....................................................        (55,469)              (51,533)
Foreign currency translation...........................................           (650)                 (573)
                                                                              ---------             ---------
                                                                                19,116                19,009
                                                                              ---------             ---------
Total liabilities and stockholders' equity.............................       $ 23,759              $ 27,017
                                                                                =======              =======

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                             MARCH 31,
                                                        ------------------
                                                 1998                  1997
                                                 ----                  ----

Revenues:
   Product sales..............................   $    365              $    771
   Placement and service fees.................        580                   817
                                                 --------              --------
      Total revenues .........................        945                 1,588

Cost of revenues:
  Product sales   ............................        152                   336
  Placement and service fees..................        536                   494
                                                 --------              --------
     Total cost of revenues...................        688                   830
                                                 --------              --------
Gross profit..................................        257                   758

Operating expenses:
  Selling, general and administrative ........      3,053                 2,817
  Research and development....................      1,291                 1,071
                                                 --------              --------
      Total operating expenses................      4,344                 3,888
                                                 --------              --------

Loss from operations..........................     (4,087)               (3,130)

Other income:
  Interest income, net........................        150                    91
  Gain from foreign currency, net.............          1                    17
                                                 --------              --------
                                                      151                   108
                                                 --------              --------

Provision for income taxes....................   $ (3,936)             $ (3,022)
                                                 ---------             ---------
Net loss......................................   $ (3,936)              $(3,022)
                                                 =========             =========

Basic and diluted loss per share..............   $   (.21)             $   (.18)

Shares used to compute basic and diluted
  loss per share..............................     18,759                16,547




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             MARCH 31,
                                                        ------------------
                                                      1998               1997
                                                      ----               ----
Operating activities:

  Net loss.....................................      $(3,936)           $(3,022)

  Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation and amortization..............          606                421
      Change in assets and liabilities:
         Accounts receivable...................          752              1,182
         Inventory  ...........................         (502)              (806)
         Prepaid expenses and other assets.....           52                154
         Accounts payable......................          464               (355)

         Deferred revenue......................         (253)               (75)
         Accrued liabilities...................          344                219
                                                     -------           --------
Net cash used for operating activities.........       (2,473)            (2,282)

Investing activities:
    Purchase of marketable securities..........         (999)                 -
    Maturities of marketable securities........       10,839              4,494
    Purchase of fixed assets...................         (872)              (857)
                                                     -------           --------
Net cash provided by investing activities......        8,968              3,637

Financing activities:
    Net proceeds from sales of common shares...          196                517
    Principal payments on capital lease
    obligations................................          (16)                (3)
                                                     -------           --------
Net cash provided by financing activities......          180                514

Effect of exchange rate changes on cash
and cash equivalents...........................         (207)              (186)
                                                     -------           --------
Net increase in cash and cash equivalents......        6,468              1,683

Cash and cash equivalents at beginning
of period......................................        3,484              3,039
                                                    --------           --------
Cash and cash equivalents at end of period.....      $ 9,952            $ 4,722
                                                     =======            =======

NON-CASH FINANCING ACTIVITIES:
   Conversion of Convertible Debentures and
   accrued interest into Common Stock..........      $ 3,828         $        -


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,1998




1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.    NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and have been restated, to conform to Statement 128.

3.    COMPREHENSIVE INCOME

As of January 1,1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components:however the adoption of this Statement had no impact on the Company's net loss or shareholders equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997,total comprehensive loss amounted to $4,013,00 and $3,169,00.

4.       INVENTORY

         Inventories consist of the following (in thousands):


                                                    March 31,       December 31,
                                                     1998             1997
                                                    ---------       ------------
            Raw materials  . . . . . .               $1,450           $1,141
            Work in process .  . . . .                  300               10
            Finished goods . . . . . .                1,282            1,361
                                                      -----            -----
                                                     $3,032           $2,512
                                                     ======           ======




5.       ISSUANCE OF CONVERTIBLE DEBENTURES

         a. Convertible Debentures due July 17, 2002 and August 14, 2002.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         In July 1997, the Company entered into a $20 million financing commitment. Under the terms of the financing, the Company received $10,075,000 in July 1997 and $10,075,000 in August 1997 from the issuance of five-year convertible debentures to accredited investors through Salomon Smith Barney Inc. as placement agent. The convertible debentures accrue interest at 5% per annum, payable in cash or common stock at the Company's option, at the time of conversion. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of (a) $25.98, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,007,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, the entire first tranche of convertible debentures of $10,075,000 and related accrued interest converted into 890,394 shares of common stock. The second tranche of the debentures are convertible into common shares at the lesser of (a) $14.60, or (b) the market price of the Company's Common Stock at the time of conversion, with no more than 1,507,500 shares of Common Stock issuable in full payment of all accrued interest and principal. In September 1997, $5,825,000 of the second tranche of convertible debentures and related accrued interest converted into 512,572 shares of common stock. In January and February 1998, the remaining $4,250,000 of the second tranche of convertible debt and related accrued interest converted into 576,606 shares of common stock.

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

         b.  Convertible Debentures due April 23, 2003

         In April 1998, the Company entered into a $10 million financing commitment. Under the terms of the financing, the Company received $5 million in April 1998 from the issuance of non-interest bearing five-year convertible debentures (the first tranche) to accredited investors through Salomon Smith Barney Inc. as placement agent. The debentures are convertible into common shares under a predetermined formula. The first tranche of the debentures are convertible into common shares at the lesser of (a) $19.53, or (b) commencing July 22, 1998, the average of the five lowest consecutive closing bid price during a look-back period consisting of thirty consecutive trading days prior to conversion. In connection with the first tranche, the maximum number of the Company's Common Stock issuable related to the debt conversion is 640,000.
In conjunction with the second tranche,the maximum number of the Company's Common stock issuable related to the debt would be 671,422.The Company will

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


have the right to force conversion, in whole or in part, so long as the Company's closing bid prices of its Common Stock has traded at or above $23.44 for a period of thirty day consecutive trading days, with thirty days prior notice to the holder for cash or stock, at the option of the Company.

         In connection with the first tranche, the Company issued 4,864 redeemable warrants to purchase shares of its Common Stock at $19.53 per share. If the average closing sale price of its Common Stock for any consecutive 30 trading day period commencing April 23, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder to redeem the warrant at a price of $.10 per warrant share. The warrants expire on April 23, 2003.

6.       LEGAL PROCEEDINGS

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

The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes and the remaining two suits have been consolidated into the one suit for pretrial purposes . These matters are in the earliest stages of litigation and the Company has filed motions to dismiss all of these claims. There can be no assurance that the motions to dismiss these claims will be successful. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these pending litigation matters. It is possible that the Company's result of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of this pending litigation. The Company believes that it has valid defenses to these class action litigation matters and intends to vigorously defend itself in these matters.

Item 2.
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has both a placement strategy and a direct/distributor sales strategy for Heart Laser System purchases. The placement program allows the Company to receive recurring revenues based on the usage of the Heart Laser System rather than one-time revenues for the sale of each Heart Laser System. Under the placement model, an installation fee is paid when the Heart Laser System is installed and the Company then receives a fee per use. Sterile handpieces and other disposables are included in the per procedure fee. Revenues from these contracts are classified as placement fees. The cost of the Heart Laser System is depreciated over the term of the contract. In the near term, it is expected that placement revenues will continue to be negatively impacted until the U.S. Food and Drug Administration ("FDA") approval is granted and medicare reimbursement is granted by the Health Care Financing Administration
(HCFA).

In certain foreign countries where credit risk is high or where health care is not reimbursed by the government or insurance, the Heart Laser System is sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Laser Systems directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 1998 were $945,000, a decrease of 40% when compared to $1,588,000 for the quarter ended March 31, 1997. Product sales for the quarter ended March 31, 1998 were $365,000, a decrease of 53% when compared to $771,000 for the quarter ended March 31, 1997. In 1998, the Company shipped four Heart Laser Systems under the placement strategy while in 1997, the Company shipped six Heart Laser Systems, of which one was a sale and five where under the placement strategy. Included in the 1998 sales amount is recognition of deferred revenue from a 1996 sale accounting for approximately 63% of product sales for the quarter ended March 31,1998.

         Placement and service fees for the three months ended March 31, 1998 were $580,000, a decrease of 29% when compared with $817,000 for the same period in fiscal 1997. Although the Company has increased its placement contract base, revenue dollars have decreased. The Company generates a revenue stream over the life of the placement contract. Typically, the revenue generated in the initial periods of the contract are less than in later periods when PreMarket Approval ("PMA") is anticipated and minimum contractual billings are increased. In May 1997, the Health Care Financing Administration (HCFA) instituted a non-coverage policy for TMR procedures performed on Medicare patients in the United States. The HCFA announcement coupled with the July 28, 1997 FDA Advisory Panel recommendation of non-approval caused the Company to reexamine its requirement of contractual minimum billings prior to FDA approval. As a result, the Company permitted a slowdown in the contractual minimum billings to an actual usage billing. On April 24, 1998, an FDA Advisory Panel unanimously recommended that the Heart Laser System for TMR be approved for marketing for patients who suffer severe, stable angina. The FDA Panel's decision is not binding. The Company awaits the FDA's final action on the application. Until PMA approval and reimbursement, of which no assurance can be given, the Company expects that future billings under placement contracts will be impacted similarly and the effect on future revenue on existing contracts cannot be predicted.

         Total gross profit for the three month period ended March 31, 1998 approximated 27% down from 48% for the comparable period in fiscal 1997. This decrease resulted from two factors. First, the total gross margin declined due to unfavorable capacity and manufacturing variances. The Company anticipates that after PMA approval, of which no assurance can be given, production will increase to levels which will absorb manufacturing overhead and mitigate these variances. Secondly, the Company's existing placement contracts are in the pre-PMA contractual minimum billings period, which are typically lower than minimums required after PMA approval, of which no assurance can be given, at which time annual minimums increase. The cost of the laser is charged on a straight-line basis over the life of the placement contract. The overall depreciation on Heart Laser Systems under existing placement contracts is increasing at a faster rate than the corresponding revenue generated due to the lower pre-PMA minimum billings. This has resulted in a lower gross margin in 1998 as compared to 1997. Until such time that the Company sees an increase to its minimum billings on existing and future placement contracts, the gross margin is expected to be negatively impacted.

Selling, general and administrative expenditures of $3,053,000 for the three period ending March 31, 1998 increased 8% when compared to fiscal 1997 expenditures of $2,817,000. The increase in the quarter ended March 31, 1998 over the 1997 period primarily relates to additional sales and marketing personnel in anticipation of a possible FDA approval.

         Research and development expenditures for the three months ended March 31, 1998 was $1,291,000 an increase of 21% when compared to spending of $1,071,000 for the comparable period in fiscal 1997. This increase is related to increased staffing requirements associated with growing demands for clinical study compilation and data preparation and the development of new products.

         Other income of $151,000 for the period ended March 31, 1998 increased $43,000 or 40% when compared to $108,000 for the comparable period in 1997. Included in other income is interest income, interest expense and other expense. Interest income for the three months ended March 31, 1998 was $192,000 when compared to $92,000 for the comparable period in fiscal 1997. The Company's average cash balances were higher in the 1998 period. Interest expense for the three months ended March 31, 1998 was $42,000 when compared to $1,000 for the comparable period in 1997. In 1998 the Company recorded interest expense on the outstanding debentures. In the comparable period in 1997, there was no outstanding debentures. The Company records transactions in several foreign currencies, which resulted in currency fluctuation income of $1,000 for the three months ended March 31, 1998 as compared to income of $17,000 for the three months ended March 31, 1997.

         The Company incurred a net loss of $3,936,000 for the quarter ended March 31, 1998 when compared to the net loss of $3,022,000 for the quarter ended March 31, 1997. As previously discussed in more detail, the following resulted in a higher loss for the three month period in 1998; lower overall revenues, unfavorable capacity and manufacturing variances, and higher overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash and cash equivalents of $9,952,000 and marketable securities of $3,005,000. In April 1998, the Company entered into a $10 million financing commitment. Under the terms of the financing, the Company received approximately $5 million in net proceeds through the issuance of convertible debentures due April 23, 2003. See Note 5 in the accompanying condensed consolidated financial statements.

         For the three months ended March 31, 1998, the Company incurred a loss of $3,936,000 which resulted in the use of approximately $2,500,000 to support operations. Cash provided by investing activities was approximately $9,000,000 related to the net maturities of approximately $10,000,000 of marketable securities, offset by an investment of approximately $900,000 in fixed assets primarily related to its placement contract activity. Cash provided by financing activities was approximately $200,000 from the exercise of stock options.

         In February 1997, the Company's PMA was filed by the FDA. In anticipation of a possible FDA approval, the Company had been increasing its overall operating expenses to be positioned to increase its production capacities. In order to be adequately positioned to meet these demands, the Company secured financing in July 1997. On July 28, 1997, an FDA Advisory Panel recommended a non-approval pending further patient data. In December 1997, the Company submitted all of the requested data on the Heart Laser System. Given this delay, the Company has monitored its operating expenses closely and minimized increases to expenses and overhead during this period.

         On April 24, 1998, an FDA Advisory Panel unanimously recommended that the Heart Laser System for TMR be approved for marketing for patients who suffer from severe, stable angina and are not amenable to conventional coronary revascularization techniques (e.g., bypass surgery and angioplasty). As part of its recommendation, the Panel described certain labeling conditions and post-market surveillance obligations for FDA's consideration. The FDA Panel's decision is not binding. The Company awaits the FDA's final action on the application. The Company secured a financing commitment up to $10 million from two institutional investors. On April 23, 1998, the Company received $5 million from the issuance of convertible debentures due April 23, 2003, with a commitment to receive up to an additional $5 million at the Company's option. The Company has secured this additional capital to support a successful market launch of the Heart Laser System to open-heart centers in the U.S. full FDA clearance of which no assurance can be given. In addition, this new funding will allow the Company to conduct further research in the TMR arena, such as an ongoing study evaluating TMR as an adjunct to bypass surgery, as well as to develop new products. With the $13 million in cash and marketable securities at March 31, 1998, along with the $10 million financing commitment of April 23, 1998, the Company believes that it has sufficient resources to meet its working capital demands for at least the next twelve months.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 6 in the accompanying condensed consolidated financial statements for further discussion. The Company has insurance coverage for such legal action
 . The maximum deductable under such coverage has been incurred.



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

         The Company believes that operating losses are likely until after such time, if ever , as the Company receives its PMA from the FDA for the Heart Laser System. Although the Heart Laser System has been granted "expedited review" status by the FDA, the Company cannot project when, if at all, such approval will be granted or that any approval will include desirable claims. Any failure or delay in receiving any such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser System. No assurance can be given that the Company will be successful in marketing the Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: approval by the U.S. Food and Drug

Administration, business conditions and growth in certain market segments and general economy, an increase in competition or other competitive developments, increased or continued market acceptance of the Company's products and proposed products by health care professionals and third party payors, and other risks and uncertainties indicated from time to time in the Company's annual report, SEC Form 10k for fiscal year ended December 31,1997 and the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not Applicable.

                                PLC SYSTEMS INC.
                            Part II Other Information


ITEM 1.  LEGAL PROCEEDINGS.

         See Note 6 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.)                                       EXHIBITS

             (I) The following exhibits are filed herewith:

             Exhibit
                NO.                             TITLE

              10a Convertible Debenture Purchase Agreement.
              10b Form of Convertible Debenture.
              10c Form of Redeemable Warrant
              10d Registration Rights Agreement.

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




                                              PLC SYSTEMS INC.
                                              Registrant



Date:      MAY 15, 1998                       By:/s/  PATRICIA L. MURPHY
      ----------------------                     -------------------------
                                                      Patricia L. Murphy
                                                      (Chief Financial Officer)