Form 10-Q
period 1998-06-30
PLC SYSTEMS INC
filed 1998-08-14
CIK 879682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 1998.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   NO   .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

               Class                          Outstanding at August 10, 1998
     Common Stock, no par value                          18,995,665

                                PLC SYSTEMS INC.

                                      INDEX



Part I.  Financial Information:

         Item 1.

               Condensed Consolidated Balance Sheets................................................     3

               Condensed Consolidated Statements of Operations......................................     4

               Condensed Consolidated Statements of Cash Flows......................................     5

               Notes to Condensed Consolidated Financial Statements.................................     6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations................................  9-13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................    13


Part II.     Other Information:

         Item 1.    Legal Proceedings...............................................................    14

         Item 2.    Changes in Securities...........................................................    14

         Item 3.    Not Applicable..................................................................    14

         Item 4.    Not Applicable..................................................................    14

         Item 5.    Other Information...............................................................    15

         Item 6.    Exhibits and Reports on Form 8-K................................................    15

Item 1.  Financial Statements

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       June 30,      December 31,
                                                                         1998            1997
                                                                     ------------    ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:

    Cash and cash equivalents ..................................       $ 11,609        $  3,484
    Marketable securities ......................................            986          12,845
    Accounts receivable, net ...................................            489           1,337
    Inventories ................................................          3,888           2,512
    Prepaid expenses and other current assets ..................            391             502
                                                                       --------        --------
        Total current assets ...................................         17,363          20,680

Equipment, furniture and leasehold improvements, net ...........          5,698           5,636
Other assets ...................................................            646             701
                                                                       --------        --------
       Total assets ............................................       $ 23,707        $ 27,017
                                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable ...........................................       $  1,476        $    917
    Accrued clinical costs .....................................          1,389           1,292
    Accrued compensation .......................................            958             570
    Accrued expenses ...........................................          1,246             923
    Deferred revenue ...........................................             35              70
     5% Convertible Debentures .................................           --             3,819
    Other accrued liabilities ..................................             70             296
                                                                       --------        --------
       Total current liabilities ...............................          5,174           7,887

Long Term Liabilities:
     Convertible Debentures ....................................          4,641            --
     Capital lease obligations .................................             86             121
                                                                       --------        --------
        Total Long Term Liabilities ............................          4,727             121


Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized .........           --              --
Common stock, no par value, 50,000 shares authorized, 18,996 and 18,368 shares issued and outstanding at June 30, 1998
   and December 31, 1997, respectively .........................         75,368          71,115
Accumulated deficit ............................................        (60,871)        (51,533)
Foreign currency translation ...................................           (691)           (573)
                                                                       --------        --------
                                                                         13,806          19,009
                                                                       --------        --------
Total liabilities and stockholders' equity .....................       $ 23,707        $ 27,017
                                                                       ========        ========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended                Six Months Ended
                                                       June 30,                        June 30,
                                               ------------------------        ------------------------
                                                 1998            1997            1998            1997
                                               --------        --------        --------        --------
Revenues:
   Product sales .......................       $    160        $  2,525        $    525        $  3,296
   Placement and service fees ..........            520             897           1,100           1,714
                                               --------        --------        --------        --------
    Total revenues .....................            680           3,422           1,625           5,010

Cost of revenues:
  Product sales ........................            364             905             516           1,241
  Placement and service fees ...........            667             565           1,203           1,059
                                               --------        --------        --------        --------
     Total cost of revenues ............          1,031           1,470           1,719           2,300

Gross profit (loss) ....................           (351)          1,952             (94)          2,710

Operating expenses:
  Selling, general and administrative ..          3,944           3,518           6,997           6,335
  Research and development .............          1,274           1,146           2,565           2,217
                                               --------        --------        --------        --------
    Total operating expenses ...........          5,218           4,664           9,562           8,552
                                               --------        --------        --------        --------

Loss from operations ...................         (5,569)         (2,712)         (9,656)         (5,842)

Other income:
  Interest income, net .................            180              42             330             133
  Loss from foreign currency, net ......            (13)            (27)            (12)            (10)
                                               --------        --------        --------        --------
                                                    167              15             318             123
                                               --------        --------        --------        --------

Net loss ...............................       $ (5,402)       $ (2,697)       $ (9,338)       $ (5,719)
                                               ========        ========        ========        ========

Basic and diluted loss per share .......       $  (0.28)       $  (0.16)       $  (0.49)       $  (0.36)

Shares used to compute basic and diluted
loss per share .........................         18,984          16,632          18,869          16,021


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                       1998            1997
                                                                     --------        --------
Operating activities:

    Net loss .................................................       $ (9,338)       $ (5,719)

    Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization ..........................          1,222             843
        Change in assets and liabilities:
           Accounts receivable ...............................            950          (1,092)
           Inventories .......................................         (1,368)           (682)
           Prepaid expenses and other assets .................           (128)            (41)
           Accounts payable ..................................            558             790
           Deferred revenue ..................................            (35)            (99)
           Accrued liabilities ...............................            904              60
                                                                     --------        --------
Net cash used for operating activities .......................         (7,235)         (5,940)

Investing activities:
     Purchase of marketable securities .......................         (1,986)           --
     Maturities of marketable securities .....................         13,845           5,470
     Purchase of fixed assets ................................         (1,206)         (1,257)
                                                                     --------        --------
Net cash provided by investing activities ....................         10,653           4,213

Financing activities:
     Issuance of Convertible Debentures, net of issuance costs          4,687            --
     Net proceeds from sales of common shares ................            280             609
     Principal payments on capital lease obligations .........            (33)             (6)
                                                                     --------        --------
Net cash provided by financing activities ....................          4,934             603

Effect of exchange rate changes on cash and cash equivalents .           (227)           (235)
                                                                     --------        --------
Net increase in cash and cash equivalents ....................          8,125          (1,359)

Cash and cash equivalents at beginning of period .............          3,484           3,039
                                                                     --------        --------
Cash and cash equivalents at end of period ...................       $ 11,609        $  1,680
                                                                     ========        ========

NON-CASH FINANCING ACTIVITIES:
     Conversion of Convertible Debentures and accrued
        interest into Common Stock ...........................       $  3,828            --


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.       NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and have been restated, to conform to Statement 128.

3.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of Statement 130 had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         Total comprehensive loss for the three and six months ended June 30, 1998 amounted to $5,442,000 and $9,455,000, as compared to $2,714,000 and
$5,883,000 for the three and six months ended June 30, 1997.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                                  June 30,   December 31,
                                                                    1998         1997
                                                                  --------   ------------
            Raw materials  . . . . . . . . . . . . . . . . . .     $1,526       $1,141
            Work in process .  . . . . . . . . . . . . . . . .        467           10
            Finished goods . . . . . . . . . . . . . . . . . .      1,895        1,361
                                                                   ------       ------
                                                                   $3,888       $2,512
                                                                   ======       ======


5.       ISSUANCE OF CONVERTIBLE DEBENTURES

         a. Convertible Debentures due July 17, 2002 and August 14, 2002.

         In January and February 1998, the face amount outstanding as of December 31, 1997 and related accrued interest converted into 576,606 shares of common stock.

         b.  Convertible Debentures due April 23, 2003

         In April 1998, the Company entered into a $10 million financing commitment. Under the terms of the financing, the Company received approximately $5 million in April 1998 ("The First Tranche") from the issuance of non-interest bearing five-year convertible debentures ("Debentures") to accredited investors. The Debentures are convertible into Common Stock under a predetermined formula. The First Tranche of the Debentures is convertible into common shares at the lesser of (a) $19.53, or (b) commencing July 22, 1998, the average of the five lowest consecutive closing bid price during a look-back period consisting of thirty consecutive trading days prior to conversion. The maximum number of shares of the Company's Common Stock issuable in connection with conversion of the First Tranche is 816,327. The Company will have the right to force conversion, in whole or in part, so long as the Company's closing bid prices of its Common Stock has traded at or above $23.44 for a period of thirty day consecutive trading days, with thirty days prior notice to the holder for cash or stock, at the option of the Company.

         In connection with The First Tranche, the Company issued 4,864 redeemable warrants to purchase shares of its Common Stock at $19.53 per share. If the average closing sale price of its Common Stock for any consecutive thirty trading day period commencing April 23, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder, to redeem the warrant at a price of $.10 per warrant. The warrants expire on April 23, 2003.

6.       LEGAL PROCEEDINGS

         In September 1996, CardioGenesis Corporation, ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California seeking to have the

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

         In January 1997, CardioGenesis Corporation filed a challenge to the Company's European synchronization patent in the European Patent Office and in March 1997 the Company filed its response. In addition, in April 1997, the Company filed an infringement lawsuit against CardioGenesis in the Munich District Court alleging infringement of its synchronization patent. An oral hearing has been scheduled in the Munich District Court on October 1, 1998.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws. The plaintiffs are seeking damages in connection with such alleged violations. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes and the remaining two suits have been consolidated into one suit for pretrial purposes. These matters are in the earliest stages of litigation and the Company has filed motions to dismiss all of these claims. There can be no assurance that the motions to dismiss these claims will be successful; however, plaintiffs in the latter action have voluntarily agreed to the Company's motion to dismiss. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these pending litigation matters. It is possible that the Company's results of operations in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of this pending litigation. The Company believes that it has valid defenses to these class action litigation matters and intends to vigorously defend itself in these matters.

Item 2.


                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: non-approval or delayed approval by the U.S. Food and Drug Administration, business conditions and growth in certain market segments and general economy, an increase in competition or other competitive developments, lack of market acceptance of the Company's products and proposed products by health care professionals and third party payers, lack of reimbursement by third party payers, development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's annual report on Form 10-K for fiscal year ended December 31, 1997 and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Report.

OVERVIEW

        On April 24, 1998, a U.S. Food and Drug Administration ("FDA") Advisory Panel (the "Panel") unanimously recommended that the Heart Laser System for transmyocardial revacularization ("TMR") be approved to marketing for patients who suffer from severe, stable angina and are not amenable to conventional coronary revascularization techniques (e.g., bypass surgery and angioplasty). As part of its recommendation, the Panel described certain labeling conditions and post-market surveillance obligations for FDA's consideration. The Panel's decision is not binding. The Company awaits the FDA's final action on the application.

         The Company has both a placement strategy and a direct/distributor sales strategy for Heart Laser System purchases. The placement program enables the Company to receive recurring revenues based on the usage of the Heart Laser System rather than one-time revenues for the sale of each Heart Laser System. Under the placement model, an installation fee is paid when the Heart Laser System is installed and the Company then receives a procedure fee per use. Sterile handpieces and other disposables are included in the procedure fee. Typically, the revenue generated in the initial periods of a placement contract is expected to be less than in later periods, subsequent to receipt of anticipated Pre-Market Approval ("PMA") and increases in minimum contractual billings. Revenues from these contracts are classified as placement fees. The cost of the Heart Laser System is depreciated over the term of the contract.

         The Heart Laser System is also sold as capital equipment and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Laser Systems directly and through distributors. These sales are classified as product sales.

RESULTS OF OPERATIONS

         Total revenues for the three months ended June 30, 1998 were $680,000, a decrease of 80% when compared to $3,422,000 for the three months ended June 30, 1997. Product sales for the three months ended June 30, 1998 were $160,000, a decrease of 94% when compared to $2,525,000 for the three months ended June 30, 1997. In the three months ended June 30, 1998, the Company shipped two Heart Laser Systems under the placement strategy; in the 1997 period, the Company shipped eight Heart Laser Systems, of which five were sales and three were shipped pursuant to new placement contracts.

         Total revenues for the six months ended June 30, 1998 were $1,625,000, a decrease of 68% when compared to $5,010,000 for the six months ended June 31, 1997. Product sales for the six months ended June 30, 1998 were $525,000, a decrease of 84% when compared to $3,296,000 for the six months ended June 30, 1997. During the first six months of 1998, the Company shipped six lasers under the placement strategy; in 1997, the Company shipped fourteen Heart Laser Systems, of which six were sales and eight were shipped pursuant to placement contracts. Included in the 1998 sale amount is recognition of deferred


1.  The Heart Laser is a trademark of PLC Medical Systems, Inc.

revenue from a 1996 sale accounting for approximately 44% of product sales for the six months ended June 30, 1998.

         Placement and service fees for the three months and six months ended June 30, 1998 were $520,000 and $1,100,000, decreases of 42% and 36% when compared with $897,000 and $1,714,000 for the same periods in fiscal 1997. Although the Company has increased its placement contract base, revenue dollars have decreased. In the near term, it is expected that placement revenues will continue to be negatively impacted until FDA approval is granted and Medicare reimbursement is reinstated by the Health Care Financing Administration ("HCFA"). Until receipt of PMA and reinstatement of reimbursement, of which no assurance can be given, the Company expects that future billings under placement contracts may be negatively impacted and the effect on existing placement contracts cannot be predicted.

         In May 1997, HCFA instituted a non-coverage policy for TMR procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with the July 28, 1997 FDA Advisory Panel recommendation of non-approval, caused the Company to examine its requirement of contractual minimum billings prior to FDA approval and to renegotiate substantially all of its placement contracts, temporarily replacing contractual minimum billings with actual usage billings.

         On April 24, 1998, an FDA Advisory Panel unanimously recommended that the Heart Laser System be approved for marketing for patients who suffer severe, stable angina. The FDA Panel's decision is not binding. In June 1998, the FDA completed its inspection of the Company's manufacturing facility and had no observations of deficiencies within the plant. The Company awaits the FDA's final action on the application. In May 1998, HCFA published proposed medical reimbursement codes for TMR in the Federal Register although the non-coverage policy discussed previously is still in place.

         Total gross margin (loss) for the three and six month periods ended June 30, 1998 approximated losses of 52% and 6% of revenues, down from gross margins of 57% and 54% for the comparable periods in fiscal 1997. This decrease resulted from two factors. First, the gross margin declined due to unfavorable manufacturing variances. The Company anticipates that after receipt of PMA, of which no assurance can be given, production will increase to levels which will absorb manufacturing overhead and mitigate these variances. Second, most of the Company's existing placement contracts are in the pre-PMA contractual minimum billing periods, which typically require lower minimums than will be required after receipt of PMA, of which no assurance can be given. In addition, the cost of the laser is depreciated on a straight-line basis over the life of the placement contract; therefore the overall depreciation on Heart Laser Systems under existing placement contracts is greater than the corresponding revenue generated due to the pre-PMA minimum billings. This has resulted in losses in the 1998 periods as compared to gross profits in the 1997 periods. Until such time that the Company sees an increase to its minimum billings on existing and future placement contracts, the gross margin is expected to be negatively impacted.

         Selling, general and administrative expenditures of $3,944,000 and $6,997,000 for the three and six month periods ending June 30, 1998 increased 12% and 10% when compared to fiscal 1997 expenditures of $3,518,000 and $6,335,000. The increases in the 1998 periods over the 1997 periods primarily relate to additional sales and marketing expenses incurred in anticipation of the receipt of the PMA, of which no assurance can be given, as well as additional legal costs.

         Research and development expenditures for the three and six months ended June 30, 1998 were $1,274,000 and $2,565,000, increases of 11% and 16%
when compared to spending of $1,146,000 and $2,217,000 for the comparable periods in fiscal 1997. This increase in the 1998 periods over the 1997 periods relates primarily to increased staffing requirements associated with growing demands for clinical study compilation and data preparation and the development of new products.

         Interest income, net for the three and six months ended June 30, 1998 was $180,000 and $330,000 when compared to $42,000 and $133,000 for the comparable periods in fiscal 1997. Interest income is net of interest expense. The Company's average cash balances were higher in the 1998 periods resulting in greater interest income in the 1998 periods. In 1998, the Company recorded interest expense on the outstanding debentures. In the comparable period in 1997, there were no outstanding debentures. The Company records transactions in several foreign currencies, which resulted in currency losses of $13,000 and $12,000 for the three and six months ended June 30, 1998 as compared to losses of $27,000 and $10,000 for the three and six months ended June 30, 1997.

         The Company incurred net losses of $5,402,000 and $9,338,000 for the three and six months ended June 30, 1998 when compared to net losses of $2,697,000 and $5,719,000 for the comparable 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash and cash equivalents of $11,609,000 and marketable securities of $986,000. In April 1998, the Company obtained a $10 million financing commitment. Under the terms of the financing, the Company received approximately $4.7 million in net proceeds through the issuance of convertible debentures due April 23, 2003. See Note 5 in the accompanying condensed consolidated financial statements.

         For the six months ended June 30, 1998, the Company incurred a loss of $9,338,000 which resulted in the use of $7,235,000 to support operations. Cash provided by investing activities was $10,653,000 related to the net maturities of $11,859,000 of marketable securities, offset by an investment of $1,206,000 in fixed assets primarily related to its placement contract activity. Cash provided by financing activities was $4,934,000 including $4,687,000 in net proceeds from the issuance of convertible debt and $280,000 from the exercise of stock options.

         In anticipation of a possible FDA approval, the Company had been increasing its overall operating expenses to be positioned to increase both its sales activity and production capacity. In order to be adequately positioned to meet these demands, the Company secured a financing commitment up to $10 million from two institutional investors. On April 23, 1998, the Company received $5 million from the issuance of convertible debentures due April 23, 2003, with a commitment to receive up to an additional $5 million at the Company's option. The Company has secured this additional capital to support a successful market launch of the Heart Laser System to open-heart centers in the U.S. upon FDA clearance (of which no assurance can be given). In addition, this new funding will enable the Company to conduct further research in TMR, such as an ongoing study evaluating TMR as an adjunct to bypass surgery, as well as to develop new products. Based upon anticipated operating results and regulatory approval, of which no assurance can be given, the Company believes that it has sufficient resources to meet its working capital demands for at least the next twelve months.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 6 in the accompanying condensed consolidated financial statements for further discussion. The Company has insurance coverage for such legal action. The deductible under such coverage has been incurred.

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

         Unanticipated decreases in operating revenues, increases in expenses, or a further delay in the anticipated FDA approval, may adversely impact the Company's cash position. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         The Company believes that operating losses are likely prior to such time, if ever, as the Company receives its PMA from the FDA for the Heart Laser System. Although the Heart Laser System has been granted "expedited review" status by the FDA, the Company cannot project when, if at all, such approval will be granted or that any approval will include desirable claims. Any failure or delay in receiving any such approval would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of the Heart Laser System. No assurance can be given that the Company will be successful in marketing the Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

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

         See Note 5 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On June 30, 1998, the Company held its Annual General Meeting of Stockholders to vote on the following proposals:

1.  To elect two members of the Board of Directors. Nominees for Director were:
    (a) Robert I. Rudko and (b) Edward H. Pendergast ("Proposal No. 1");

2. To consider and vote upon a special resolution approving an amendment to the Corporation's Memorandum to increase the authorized capital of the Corporation by the increase of the authorized shares of Common Stock, no par value per share, from 25,000,000 to 50,000,000 and to create 5,000,000 preferred shares, no par value per share, issuable in series (the "Capital Amendment Proposal");

3. To consider and vote upon a special resolution approving an amendment to the Articles to provide authority to the directors of the Corporation to appoint additional directors of the Corporation between annual general meetings (the "Articles Amendment Proposal");

4. To consider and vote upon a special resolution approving the transfer of the Corporation's jurisdiction on incorporation from British Columbia to the Yukon Territory (the "Continuance Proposal").

5. To appoint Ernst & Young LLP as auditors for Fiscal Year 1999 and to authorize the Directors to fix the remuneration to be paid to the auditors ("Proposal No. 5").

     Of the 18,985,081 shares of the Company's Common Stock of record as of May 14, 1998 able to be voted at the meeting, a total of approximately 17,058,847 shares were voted, or approximately 89.9% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:


                                               SHARES                SHARES                SHARES
PROPOSAL                                     VOTING FOR          VOTING AGAINST          ABSTAINING
--------                                     ----------          --------------          ----------
NO. 1

(a) Robert I Rudko, Ph.D.                    16,772,579                      0              286,268

(b) Edward H. Pendergast                     16,765,349                      0              293,498

NO. 2                                         3,152,630                894,562               71,631

NO. 3                                        16,255,808                723,534               79,505

NO. 4                                         3,606,938                385,093              127,422

NO. 5                                        16,857,678                125,143               76,026

ITEM 5.  OTHER INFORMATION

         In connection with the Company's annual meeting for fiscal 1999, any shareholder proposal for inclusion in the Proxy Statement must be received on or before March 31, 1999 to the attention of Jennifer Miller, General Council, 10 Forge Park, Franklin, MA 02038.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.)                                       Exhibits

             (I) The following exhibits are filed herewith:

             Exhibit
                No.                             Title

             10a          Key Employment Agreement of Robert Svikhart.

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




                                           PLC SYSTEMS INC.
                                           Registrant



Date:      August 14, 1998                 By:   /s/ Robert Svikhart
      -------------------------                  -------------------------------
                                                 Robert Svikhart
                                                      (Chief Financial Officer)