Form 10-Q
period 1998-09-30
PLC SYSTEMS INC
filed 1998-11-13
CIK 879682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the quarter ended September 30, 1998.

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO      .
                                       -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.



                      Class                                            Outstanding at November 9, 1998
                      -----                                            -------------------------------
         Common Stock, no par value                                             19,729,647


-------------------------------------------------------------------------------



                                PLC SYSTEMS INC.

                                      Index


Part I.  Financial Information:

         Item 1.

               Condensed Consolidated Balance Sheets..........................3

               Condensed Consolidated Statements of Operations................4

               Condensed Consolidated Statements of Cash Flows................5

               Notes to Condensed Consolidated Financial Statements...........6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.......9-13

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk........................................13


Part II. Other Information:

         Item 1.    Legal Proceedings........................................14

         Item 2.    Changes in Securities....................................14

         Item 3.    Not Applicable...........................................14

         Item 4.    Not Applicable...........................................14

         Item 5.    Other Information........................................15

         Item 6.    Exhibits and Reports on Form 8-K.........................15

Item 1.  Financial Statements
-------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           September 30,         December 31,
                                                                               1998                  1997
                                                                           -------------         ------------
                                                                            (Unaudited)
                                                      ASSETS
Current assets:

    Cash and cash equivalents..........................................        $  8,265               $ 3,484
    Marketable securities..............................................               -                12,845
    Accounts receivable, net...........................................           1,126                 1,337
    Inventories .......................................................           3,859                 2,512
    Prepaid expenses and other current assets..........................             429                   502
                                                                               --------              ---------
        Total current assets...........................................          13,679                20,680

Equipment, furniture and leasehold improvements, net  .................           5,419                 5,636
Other assets...........................................................             652                   701
                                                                               --------              ---------
       Total assets....................................................         $19,750               $27,017
                                                                               --------              ---------
                                                                               --------              ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable...................................................        $  1,083              $    917
    Accrued clinical costs.............................................           1,337                 1,292
    Accrued compensation...............................................           1,167                   570
    Accrued expenses...................................................           1,144                   923
    Deferred revenue...................................................              18                    70
    Convertible Debentures.............................................           2,779                     -
    5% Convertible Debentures..........................................               -                 3,819
    Other accrued liabilities..........................................              69                   296
                                                                               --------              ---------
       Total current liabilities.......................................           7,597                 7,887

Long Term Liabilities:
     Convertible Debentures............................................             930                     -
     Capital lease obligations.........................................              69                   121
                                                                               --------              ---------
        Total Long Term Liabilities                                                 999                   121


Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized.................               -                     -
Common stock, no par value, 50,000 shares authorized, 19,285 and 18,368 shares issued and outstanding at September 30,
   1998 and December 31, 1997, respectively............................          76,623                71,115
Accumulated deficit....................................................        (64,877)              (51,533)
Foreign currency translation...........................................           (592)                 (573)
                                                                               --------              ---------
                                                                                 11,154                19,009
                                                                               --------              ---------
Total liabilities and stockholders' equity.............................         $19,750               $27,017
                                                                               --------              ---------
                                                                               --------              ---------

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      -3-

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                                -------------------                 ------------------
                                                              1998              1997             1998             1997
                                                              ----              ----             ----             ----
Revenues:
   Product sales...........................                 $ 1,036           $1,110       $   1,561            $ 4,406
   Placement and service fees..............                     579              775           1,679              2,489
                                                           --------         --------       ---------           --------
    Total revenues ........................                   1,615            1,885           3,240              6,895

Cost of revenues:
  Product sales   .........................                     519              654           1,035              1,895
  Placement and service fees...............                     776              565           1,979              1,624
                                                           --------         --------       ---------           --------
     Total cost of revenues................                   1,295            1,219           3,014              3,519

Gross profit...............................                     320              666             226              3,376

Operating expenses:
  Selling, general and administrative .....                   3,324            3,076          10,321              9,411
  Research and development.................                   1,028            1,180           3,593              3,397
                                                           --------          -------       ---------           --------
    Total operating expenses...............                   4,352            4,256          13,914             12,808
                                                           --------          -------       ---------            -------

Loss from operations.......................                 (4,032)          (3,590)        (13,688)            (9,432)

Other income:
  Interest income, net.....................                       3               41             333                174
  Income (loss) from foreign currency, net                       23             (13)              11               (23)
                                                          ---------        --------      -----------         ---------
                                                                 26               28             344                151
                                                          ---------         --------      ----------          ---------

Net loss...................................                $(4,006)         $(3,562)       $(13,344)           $(9,281)
                                                          ---------         --------      ----------          ---------
                                                          ---------         --------      ----------          ---------

Basic and diluted loss per share...........               $  (0.21)         $ (0.21)      $   (0.70)          $  (0.56)

Shares used to compute basic and diluted
loss per share.............................                  19,074           16,836          19,019             16,673


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         ------------------
                                                                                      1998                 1997
                                                                                      ----                 ----
Operating activities:

    Net loss...........................................................              $(13,344)           $(9,281)

    Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization....................................                 1,787              1,272
        Change in assets and liabilities:
           Accounts receivable.........................................                   166              1,384
           Inventories  ...............................................                (1,381)              (803)
           Prepaid expenses and other assets...........................                   114                (71)
           Accounts payable............................................                   178                198

           Deferred revenue............................................                   (35)              (107)
           Accrued liabilities.........................................                   746                552
                                                                                    ----------           ---------
Net cash used for operating activities.................................               (11,769)            (6,856)

Investing activities:
     Purchase of marketable securities.................................                (1,986)           (14,817)
     Maturities of marketable securities...............................                14,831              5,470
     Purchase of fixed assets..........................................                (1,529)            (1,917)
                                                                                    ---------            --------
Net cash provided by investing activities..............................                11,316            (11,264)

Financing activities:
     Issuance of Convertible Debentures, net of issuance costs........                  4,659             18,784
     Net proceeds from sales of common shares..........................                   586                724
     Principal payments on capital lease obligations...................                   (49)                (8)
                                                                                   ----------         ----------
Net cash provided by financing activities..............................                 5,196             19,500

Effect of exchange rate changes on cash and cash equivalents...........                    38              (268)
                                                                                  -----------         ---------
Net increase in cash and cash equivalents..............................                 4,781              1,112

Cash and cash equivalents at beginning of period.......................                 3,484              3,039
                                                                                    ---------           --------
Cash and cash equivalents at end of period.............................              $  8,265           $  4,151
                                                                                    ---------           --------
                                                                                    ---------           --------

NON-CASH FINANCING ACTIVITIES:
     Conversion of Convertible Debentures and accrued
        interest into Common Stock.....................................              $  4,872            $15,088

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

3.    Comprehensive Income

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         Total comprehensive loss for the three and nine months ended September 30, 1998 amounted to $3,907,000 and $13,362,000, as compared to $3,590,000 and
$9,473,000 for the three and nine months ended September 30, 1997.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       Inventories

         Inventories consist of the following (in thousands):



                                                                              September 30,          December 31,
                                                                                  1998                   1997
                                                                              -------------          ------------
            Raw materials  . . . . . . . . . . . . . . . . . .                    $1,294                 $1,141

            Work in process .  . . . . . . . . . . . . . . .                         580                     10

            Finished goods . . . . . . . . . . . . . . . . .                       1,985                  1,361
                                                                                 -------                 ------

                                                                                  $3,859                 $2,512
                                                                                 -------                 ------
                                                                                 -------                 ------


5.       Issuance of Convertible Debentures

         a. Convertible Debentures due July 17, 2002 and August 14, 2002.

         In January and February 1998, the face amount outstanding as of December 31, 1997 and related accrued interest converted into 576,606 shares of common stock.

         b.  Convertible Debentures due April 23, 2003

         In April 1998, the Company obtained a $10 million financing commitment from three institutional investors. Pursuant to the terms of the financing, the Company received approximately $5 million in April 1998 ("the First Tranche") from the issuance of non-interest bearing, five-year convertible debentures ("Debentures"). The Debentures are convertible into Common Stock under a predetermined formula subject to certain restrictions defined in the agreement. The First Tranche of the Debentures is convertible into common shares at the lesser of (a) $19.53, or (b) the average of the five lowest consecutive closing bid prices during a look-back period consisting of thirty consecutive trading days prior to conversion. The maximum number of shares of the Company's Common Stock issuable in connection with conversion of the First Tranche is 816,327. The Company will have the right to force conversion, in whole or in part for cash or stock, at the option of the Company, if the closing bid price of its Common Stock is at or above $23.44 for a period of thirty day consecutive trading days.

         As of September 30, 1998, $1,000,000 of the notes outstanding converted into 208,648 shares of the Company's Common Stock. In October 1998, an additional $3,000,000 of the notes outstanding converted into 444,413 shares of the Company's Common Stock.

         In connection with the First Tranche, the Company issued 4,864 redeemable warrants to purchase shares of its Common Stock at $19.53 per share. If the average closing sale price of its

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Common Stock for any consecutive thirty trading day period commencing April 23, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder, to redeem the warrant at a price of $.10 per warrant. The warrants expire on April 23, 2003.

6.       Legal Proceedings

         In September 1996, CardioGenesis Corporation ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California seeking to have the Company's synchronization patent declared invalid, or, alternatively, asking the court to determine whether CardioGenesis infringes on this patent. In October 1996, the Company filed an answer and counterclaim alleging that CardioGenesis infringes on this patent. The counterclaim seeks both injunctive relief and monetary damages from CardioGenesis. In October 1997, CardioGenesis filed an amended complaint seeking to have the Company's synchronization patent declared unenforceable. CardioGenesis is not seeking monetary damages from the Company.

         In January 1997, CardioGenesis Corporation filed a challenge to the Company's synchronization patent in the European Patent Office and, in March 1997, the Company filed its response. In addition, in April 1997, the Company filed a lawsuit against CardioGenesis in the Munich District Court alleging infringement of its synchronization patent.

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

         The Company and certain of its employees have been named as defendants in a suit filed in September 1998 in Massachusetts Superior Court alleging common law fraud and negligent misrepresentation and seeking damages therefor.

         Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these pending litigation matters. It is possible that the Company's results of operations in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of these pending litigation matters. The Company believes that it has valid defenses to these litigation matters and intends to vigorously defend itself.

Item 2.
-------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Such factors and uncertainties include, but are not limited to, business conditions and growth in certain market segments and the general economy, the ability of the Company to secure any required additional financing, an increase in competition or other competitive developments, the lack of market acceptance of the Company's products and proposed products by healthcare professionals and third party payers, the lack of reimbursement by third party payers, the development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Overview

         On August 20, 1998, the Company received a Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration (FDA) for commercial use of The Heart Laser-TM- System(1) for TMR (Transmyocardial Revascularization).

         PLC is the first company to receive a PMA from the FDA to commercialize a product for TMR, which is a new surgical procedure used to treat patients suffering from severe coronary artery disease. The Heart Laser System can now be marketed throughout the U.S. for the treatment of the estimated 80,000 domestic patients each year who suffer from severe coronary artery disease (CAD) but cannot be treated with conventional coronary revascularization techniques such as bypass surgery or angioplasty.

         The Company offers placement, purchase and leasing alternatives to customers interested in acquiring The Heart Laser System. Under the placement model, an installation fee is paid when the Heart Laser System is installed and the Company then receives a procedure fee per use. Typically, customers commit to pay for a minimum number of procedures during the term of the agreement. Sterile handpieces and other disposables are included in the procedure fee. Revenues

------------------------------------

(1)  The Heart Laser is a trademark of PLC Medical Systems, Inc.

from these contracts are classified as placement fees. The cost of the installed Heart Laser System, which is owned by the Company, is depreciated over the term of the contract.

         The Heart Laser System is also sold to customers, and the related sterile handpieces and other disposables are sold separately for each procedure. The Company sells Heart Laser Systems directly and through distributors. These sales are classified as product sales.

         In September 1998, the Company entered into an exclusive agreement with GE Capital Trans Leasing ("GE Capital") to provide a broad array of financing alternatives not only to U.S. hospitals interested in acquiring PLC's Heart LaserTM System but also to the Company. The lease financing alternatives available through GE Capital will complement the Company's traditional placement and sales strategies. In addition, GE Capital agreed to monetize prospective placement agreements by providing funding to the Company in an amount equal to the present value of minimum procedure payments contained in such agreements.

Results of Operations

         Total revenues for the three months ended September 30, 1998 were $1,615,000, a decrease of 14% when compared to $1,885,000 for the three months ended September 30, 1997. Product sales for the three months ended September 30, 1998 were $1,036,000, a decrease of 7% when compared to $1,110,000 for the three months ended September 30, 1997. In the three months ended September 30, 1998, the Company sold one Heart Laser System and shipped a second system pursuant to a new placement contract. In addition, revenue of $210,000 was recognized in the third quarter of 1998 pursuant to a previous shipment. In the 1997 period, the Company shipped five Heart Laser Systems, two of which were sales and three of which were shipped pursuant to new placement contracts.

         Total revenues for the nine months ended September 30, 1998 were $3,240,000, a decrease of 53% when compared to $6,895,000 for the nine months ended September 30, 1997. Product sales for the nine months ended September 30, 1998 were $1,561,000, a decrease of 65% when compared to $4,406,000 for the nine months ended September 30, 1997. During the first nine months of 1998, the Company shipped eight Heart Laser Systems, seven of which were pursuant to the placement strategy and one of which was sold. In addition, revenue of $210,000 was recognized in the third quarter of 1998 pursuant to a previous shipment. In 1997, the Company shipped nineteen Heart Laser Systems, of which eight were sales and eleven were shipped pursuant to placement contracts.

         Placement and service fees for the three months and nine months ended September 30, 1998 were $579,000 and $1,679,000, decreases of 25% and 33% when compared with $775,000 and $2,489,000 for the same periods in fiscal 1997. Although the Company has increased its placement contract base, placement revenue dollars have decreased. In May 1997, the Health Care Financing Administration ("HCFA") instituted a non-coverage policy for TMR procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with the July 28, 1997 FDA Advisory Panel recommendation of non-approval, caused the Company to examine its requirement of contractual minimum billings prior to FDA approval and to amend substantially all of its placement contracts, temporarily replacing contractual minimal billings with actual usage billings. Following receipt of the PMA from the FDA on August 20, 1998, placement contracts that specify post-FDA-approval minimum billing have been reinstated as of September 1998, and the Company is renegotiating those placement agreements that do not specify post-FDA-approval minimum billings. In May 1998, HCFA published proposed medical reimbursement codes for TMR in the Federal Register, although the non-coverage policy discussed previously is still in place.

         Total gross margin for the three and nine month periods ended September 30, 1998 approximated 20% and 7% of revenues, down from gross margins of 35% and 49% for the comparable periods in fiscal 1997. This decrease has resulted from two factors. First, the Company experienced unfavorable manufacturing variances that are expected to continue until production increases to levels which will absorb manufacturing overhead and mitigate these variances. Second, most of the Company's existing placement contracts were in the pre-PMA contractual minimum billing periods, which typically required lower minimums than after PMA or no minimums in some instances. In addition, the cost of the laser is depreciated on a straight-line basis over the life of the placement contract; therefore, the overall depreciation on Heart Laser Systems under existing placement contracts had been greater than the corresponding revenue generated due to the pre-PMA minimum billings.

         Selling, general and administrative expenditures of $3,324,000 and $10,321,000 for the three and nine month periods ending September 30, 1998 increased 8% and 10% when compared to fiscal 1997 expenditures of $3,076,000 and $9,411,000. The increases in the 1998 periods over the 1997 periods primarily relate to additional sales and marketing expenses incurred in anticipation of the receipt of the PMA.

         Research and development expenditures for the three and nine months ended September 30, 1998 were $1,028,000 and $3,593,000, a decrease of 13% and an increase of 6% when compared to spending of $1,180,000 and $3,397,000 for the comparable periods in fiscal 1997. The decrease in the three-month period of 1998 from the comparable period in 1997 reflects the reduced demands for clinical study compilation and data preparation following receipt of the PMA, offset in part by higher costs associated with the development of new products.

         Interest income, net for the three and nine months ended September 30, 1998 was $3,000 and $333,000 when compared to $41,000 and $174,000 for the comparable periods in fiscal 1997. Interest income is net of interest expense. The Company records transactions in several foreign currencies, which resulted in currency profits of $23,000 and $11,000 for the three and nine months ended September 30, 1998 as compared to losses of $13,000 and $23,000 for the three and nine months ended September 30, 1997.

         The Company incurred net losses of $4,006,000 and $13,344,000 for the three and nine months ended September 30, 1998 when compared to net losses of $2,697,000 and $5,719,000 for the comparable 1997 periods.

Liquidity and Capital Resources

         At September 30, 1998, the Company had cash and cash equivalents of $8,265,000. In April 1998, the Company obtained a $10 million financing commitment. Pursuant to the terms of the financing, the Company received approximately $4.7 million in net proceeds through the issuance of convertible debentures due April 23, 2003. See Note 5 in the accompanying condensed consolidated financial statements.

         For the nine months ended September 30, 1998, the Company incurred a loss of $13,344,000 which resulted in the use of $11,769,000 to support operations. Cash provided by investing activities was $11,316,000, including net maturities of $12,845,000 of marketable securities, offset by an investment of $1,529,000 in fixed assets primarily related to placement contract activity. Cash provided by financing activities was $5,196,000, including $4,659,000 in net proceeds from the issuance of convertible debt and $586,000 from the exercise of stock options.

         In anticipation of FDA approval, the Company increased its overall operating expenses to be positioned to increase both its sales activity and production capacity. In order to be adequately positioned to meet these demands, the Company secured a financing commitment from three institutional investors. The Company secured this additional capital to support a successful market launch of the Heart Laser System to open-heart centers in the U.S. In addition, this new funding will enable the Company to conduct further research in TMR, such as an ongoing study evaluating TMR as an adjunct to bypass surgery, as well as to develop new products. The Company expects that it will require additional funding in the future, which it may seek through public or private equity offerings, debt financings, strategic alliances or licensing arrangements. To the extent the Company raises additional capital by issuing equity or convertible securities, ownership dilution to stockholders will result.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 6 in the accompanying condensed consolidated financial statements for further discussion.

         The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that uses dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities. The Company is presently evaluating the impact of the Year 2000 Issue as it affects business operations, interfaces with customers and vendors, and contingencies related to products that have been sold and that may need to be modified. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified, that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations and financial condition.

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

         The Company believes that operating losses are likely prior to such time, if ever, as third party payers agree to reimburse health care providers for use of The Heart Laser System. The Company must also convince health care professionals, third party payers and the general public of the medical and economic benefits of the Heart Laser System. No assurance can be given that the Company will be successful in marketing the Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

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

         See Note 5 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

Item 3.  Defaults by the Company Upon its Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None

Item 5.  Other Information

         At the Company's last Board of Directors meeting held on October 30, 1998, Dr. Rudko announced his resignation as Chairman of the Board. Dr. Rudko will remain a director of the Company and continue to work on special projects for the Company. Edward H. Pendergast, the Company's lead outside director, was appointed Chairman of the Board.

         In connection with the Company's annual meeting for fiscal 1999, any shareholder proposal for inclusion in the Proxy Statement must be received on or before March 31, 1999 to the attention of Jennifer Miller, General Counsel, 10 Forge Park, Franklin, MA 02038.

Item 6.  Exhibits and Reports on Form 8-K

           a.)                                       Exhibits
                                                     --------
             (I) The following exhibits are filed herewith:

             Exhibit
                No.                             Title
             --------                           -----
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




                                                PLC SYSTEMS INC.
                                                Registrant



Date:      November 13, 1998                    By:   /s/ Robert Svikhart
      ---------------------------                   ---------------------
                                                     Robert Svikhart
                                                     (Chief Financial Officer)