Form 10-Q
period 1999-03-31
PLC SYSTEMS INC
filed 1999-05-17
CIK 879682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the quarter ended March 31, 1999.

                         Commission file number 1-11388


                                PLC SYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


   YUKON TERRITORY, CANADA                          04-3153858
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

 10 FORGE PARK, FRANKLIN, MASSACHUSETTS                           02038
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
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.


            Class                        Outstanding at May 10, 1999
            -----                        ---------------------------

 Common Stock, no par value                        20,440,153



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.

                                      INDEX

Part I.    Financial Information:

           Item 1.

                  Condensed Consolidated Balance Sheets...........................................................3

                  Condensed Consolidated Statements of Operations.................................................4

                  Condensed Consolidated Statements of Cash Flows.................................................5

                  Notes to Condensed Consolidated Financial Statements............................................6

           Item 2.

                  Management's Discussion and Analysis
                      of Financial Condition and Results of Operations........................................11-16

           Item 3.

                  Quantitative and Qualitative Disclosures About Market Risk.....................................16


Part II.   Other Information:

           Item 1.    Legal Proceedings..........................................................................17

           Item 2.    Changes in Securities......................................................................17

           Item 3.    Not Applicable.............................................................................17

           Item 4.    Not Applicable.............................................................................17

           Item 5.    Not Applicable.............................................................................17

           Item 6.    Exhibits and Reports on Form 8-K...........................................................17


ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  March 31,        December 31,
                                                                                     1999              1998
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $  4,765          $  4,846
     Accounts receivable, net                                                          1,682             2,262
     Inventories                                                                       3,025             2,953
     Prepaid expenses and other current assets                                           457               547
                                                                                    --------          --------
         Total current assets                                                          9,929            10,608

Equipment, furniture and leasehold improvements, net                                   4,624             5,091
Lease Receivables, net                                                                   664              --
Other assets                                                                             534               558
                                                                                    --------          --------
         Total assets                                                               $ 15,751          $ 16,257
                                                                                    --------          --------
                                                                                    --------          --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $  1,283          $    986
     Accrued clinical costs                                                              980             1,016
     Accrued compensation                                                                942               989
     Accrued expenses                                                                    789             1,127
     Deferred revenue                                                                    140               195
     Convertible Debentures due 2003                                                    --                 934
     Other accrued liabilities                                                            72                72
                                                                                    --------          --------
         Total current liabilities                                                     4,206             5,319

Capital lease obligations                                                                 19                37
Secured borrowings                                                                     1,201               240
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized
Common stock, no par value, 50,000 shares authorized,
     20,230 and 19,740 shares issued and outstanding
     in 1999 and 1998, respectively                                                   81,390            79,521
Accumulated deficit                                                                  (70,334)          (68,136)
Accumulated other comprehensive loss                                                    (731)             (724)
                                                                                    --------          --------
                                                                                      10,325            10,661
                                                                                    --------          --------
Total liabilities and stockholders' equity                                          $ 15,751          $ 16,257
                                                                                    --------          --------
                                                                                    --------          --------



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended
                                                         March 31,

                                                   1999              1998
                                                 --------          --------
Revenues:
     Product sales                               $  2,159          $    365
     Placement and service fees                       687               580
                                                 --------          --------
         Total revenues                             2,846               945

Cost of revenues:
     Product sales                                    991               152
     Placement and service fees                       371               536
                                                 --------          --------
         Total cost of revenues                     1,362               688
                                                 --------          --------

Gross profit                                        1,484               257

Operating expenses:
     Selling, general and administrative            2,642             3,053
     Research and development                       1,048             1,291
                                                 --------          --------
         Total operating expenses                   3,690             4,344
                                                 --------          --------

Loss from operations                               (2,206)           (4,087)

Other income, net                                       7               151
                                                 --------          --------

Net loss                                         $ (2,199)         $ (3,936)
                                                 --------          --------
                                                 --------          --------

Basic and diluted loss per share                 $   (.11)         $   (.21)

Shares used to compute basic and diluted
     loss per share                                19,934            18,759








          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                       March 31,

                                                                                1999              1998
                                                                              --------          --------
Operating activities:
     Net loss                                                                 $ (2,199)         $ (3,936)

     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization                                             708               606
         Change in assets and liabilities:
           Accounts receivable                                                     353               752
           Inventory                                                              (394)             (502)
           Prepaid expenses and other assets                                       122                52
           Accounts payable                                                        260               464
           Deferred revenue                                                         77              (253)
           Accrued liabilities                                                     421               344
                                                                              --------          --------
Net cash used for operating activities                                            (652)           (2,473)

Investing activities:
     Purchase of marketable securities                                            --                (999)
     Maturities of marketable securities                                          --              10,839
     Purchase of fixed assets                                                     (202)             (872)
                                                                              --------          --------
Net cash provided by (used for) investing activities                              (202)            8,968

Financing activities:
     Net proceeds from sales of common shares                                      897               196
     Secured borrowings                                                            296              --
     Principal payments on capital lease obligations                               (18)              (16)
                                                                              --------          --------
Net cash provided by financing activities                                        1,175               180

Effect of exchange rate changes on cash and cash equivalents                      (402)             (207)
                                                                              --------          --------
Net increase (decrease) in cash and cash equivalents                               (81)            6,468


Cash and cash equivalents at beginning of period                                 4,846             3,484
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $  4,765          $  9,952
                                                                              --------          --------
                                                                              --------          --------


NON-CASH FINANCING ACTIVITIES:
     Conversion of Convertible Debentures and accrued
         Interest into Common Stock                                           $    972          $  3,828


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.       NET LOSS PER SHARE

         In 1998, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share.

3.       COMPREHENSIVE LOSS

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

         During the first quarter of 1999 and 1998, total comprehensive loss amounted to $2,206,000 and $4,013,000.

4.       INVENTORIES

         Inventories consist of the following (in thousands):


                        March 31,    December 31,
                          1999           1998
                         ------         ------
Raw Materials ......     $1,120         $1,035
Work in Progress ...        729            145
Finished Goods .....      1,176          1,773
                         ------         ------
                         $3,025         $2,953
                         ------         ------
                         ------         ------

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       ISSUANCE OF CONVERTIBLE DEBENTURES

         In April 1998, the Company obtained a $10 million financing commitment from three institutional investors. Pursuant to the terms of the financing, the Company received approximately $5 million in April 1998 from the issuance of non-interest bearing, five-year convertible debentures due April 23, 2003. As of December 31, 1998, $4,000,000 of the convertible debentures outstanding had been converted into 653,063 shares of the Company's Common Stock. In January 1999, the remaining $1,000,000 of the convertible debentures outstanding converted into 163,264 shares of the Company's Common Stock. The remaining $5 million of the commitment expired on December 31, 1998.

6.       LEGAL PROCEEDINGS

         In September 1996, CardioGenesis Corporation ("CardioGenesis") filed a civil lawsuit in the United States District Court for the Northern District of California asking the court to declare the Company's synchronization patent (U.S. Patent No. 5,125,926) invalid and unenforceable, or, alternatively, to find that the TMR and PMR lasers of CardioGenesis do not infringe this patent. The Company filed a counterclaim alleging that all of the TMR and PMR lasers of CardioGenesis infringe U.S. Patent No. 5,125,926. In January 1997, CardioGenesis filed an opposition in the European Patent Office to have the Company's German synchronization patent declared invalid. In April 1997, the Company filed an infringement lawsuit against CardioGenesis and one of its distributors in the Munich District Court alleging that the TMR and PMR lasers of CardioGenesis infringe the Company's German synchronization patent. The PLC patents at issue in these lawsuits cover the Company's synchronization technology, a critical factor in ensuring the safety of TMR and PMR procedures.

         In January 1999, the Company settled its outstanding patent infringement litigation with CardioGenesis. Under the settlement, CardioGenesis acknowledged that U.S. Patent No. 5,125,926 and related international patents of the Company are valid and enforceable. PLC granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents (at least 10 years unless the patents are all held invalid in future lawsuits). As part of the settlement, CardioGenesis must pay the Company:

o        a minimum of $2.5 million over the next 42 months; and

o license fees and ongoing royalties on sales of all covered products for at least 10 years (unless the patents are all held invalid in future lawsuits).

         In July 1997, a Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes. Two of these suits have

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


been dismissed. The Company moved to dismiss all of the remaining claims. On March 26, 1999, the court issued an order dismissing some, but not all, of the remaining claims. The Company has also been named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998. This suit seeks over $2 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The Company cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these lawsuits, but an unfavorable outcome could have a material adverse affect on our business, financial position and results of operations. The Company believes that it has valid defenses and continues to vigorously defend itself in these matters.

         In August 1997, the Company received from the United States Securities and Exchange Commission (the "Commission") an informal request for information relating to the decision by the FDA advisory panel not to recommend approval of The Heart Laser System in July 1997. The Company has responded and not received any further communication from the Commission regarding this matter since June 1998.

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

7.       EQUITY FINANCING

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

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         There can be no assurance that the Company will be able to use this commitment in the future. As of March 31, 1999, the Company had sold 323,231 shares of common stock under this commitment, resulting in proceeds to the Company (net of all issuance costs payable upon closing) of $880,000. In April 1999, the Company sold an additional 209,677 shares of common stock, resulting in net proceeds of $672,000.

8.       LEASE RECEIVABLES

         In September 1998, the Company entered into an exclusive agreement with GE Capital Trans Leasing ("GE Capital") to provide a broad array of lease financing alternatives to U.S. hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available through GE Capital are expected to complement the Company's traditional placement and sales strategies.

         Under the agreement, the Company receives payment from GE Capital equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue which is reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. The payment received from GE Capital is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowings, respectively, are recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the Statement of Operations.

         In transactions where a sale has not occurred the Company accounts for the transaction as an operating lease. Guaranteed minimum procedure payments are recorded as revenue as earned and included as a component of placement service revenue. The cash received from GE Capital is recognized as a secured borrowing. Interest expense related to the secured borrowings are recognized over time using the effective interest method and included in the Statement of Operations as a component of interest expense.

ITEM 2.
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Such factors and uncertainties include, but are not limited to, business conditions and growth in certain market segments and the general economy, the ability of the Company to secure any required additional financing, an increase in competition or other competitive developments, the lack of market acceptance of the Company's products and proposed products by healthcare professionals and third party payers, the lack of reimbursement by third party payers, the development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

         In September 1998, the Company entered into an exclusive agreement with GE Capital Trans Leasing ("GE Capital") to provide a broad array of lease financing alternatives to U.S. hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available through GE Capital are expected to complement the Company's traditional placement and sales strategies. Under the agreement, the Company obtains cash from GE Capital equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 1999 were $2,846,000, an increase of 201% when compared to $945,000 for the quarter ended March 31, 1998. Product sales for the quarter ended March 31, 1999 were $2,159,000, an increase of 492% when compared to $365,000 for the quarter ended March 31, 1998. The major factor in these increases is an increase in the number of sales transactions. In the three months ended March 31, 1999, the Company recorded revenue on four sales transactions. In the 1998 period, there were no sales transactions. In addition, in January 1999, the Company settled its outstanding patent dispute with CardioGenesis and granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents. Included in product sales for the three months ended March 31, 1999 is the license fee associated with the above settlement. During the first quarter of 1999, the Company recognized product sales revenue and placement revenue of $667,757 and $19,995, respectively, related to transactions under the GE Capital agreement.

         Placement and service fees for the three months ended March 31, 1999 were $687,000, an increase of 18% when compared with $580,000 for the same period in fiscal 1998. In May 1997, the Health Care Financing Administration ("HCFA") instituted a non-coverage policy for transmyocardial revascularization ("TMR") procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with delays in the FDA Pre-Market Approval ("PMA") process, caused the Company to examine its contractual requirements during 1997 and amend substantially all of its placement contracts, temporarily replacing contractual minimal billings with actual usage billings. Following receipt of the PMA from the FDA on August 20, 1998, placement contracts that provide for minimum billings were reinstated, and the Company has been renegotiating those placement agreements that do not provide for minimum billings following FDA approval. The 1999 period reflects revenue from placement contracts with specified minimum billing reinstated following FDA approval. The 1998 period reflects revenue from placement contracts with actual usage billings.

         Total gross margin for the three-month period ended March 31, 1999 approximated 52% of revenues up from 27% for the comparable period in fiscal 1998. The increase in revenue offset a greater portion of unfavorable manufacturing variances, which are expected to continue until production increases to levels which will fully absorb manufacturing overhead.

         Selling, general and administrative expenditures of $2,642,000 for the three-month period ending March 31, 1999 decreased 13% when compared to fiscal 1998 expenditures of $3,053,000. The decrease in the quarter ended March 31, 1999 over the 1998 period primarily relates to the reduction in outside legal counsel expenditures associated with the CardioGenesis litigation, which was settled in January 1999.

         Research and development expenditures for the three months ended March 31, 1999 were $1,048,000, a decrease of 19% when compared to spending of $1,291,000 for the comparable period in fiscal 1998. The decrease in 1999 compared to 1998 reflects the reduced demands for clinical study compilation and data preparation following the FDA panel recommendation of approval for The Heart Laser(TM) System, offset in part by higher costs associated with the development of new products.

         Other income of $7,000 for the period ended March 31, 1999 decreased $144,000 when compared to $151,000 for the comparable period in fiscal 1998, primarily related to less interest income as a result of lower cash balances in the 1999 period when compared to the 1998 period.

         The Company incurred a net loss of $2,199,000 for the quarter ended March 31, 1999 when compared to net loss of $3,936,000 for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $4,765,000.

         Over the past two years, the Company has incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it transitions from a research and development company to a commercial company with complete sales, marketing and production capabilities. During this time the Company increased its overall operating expenses and overhead to be positioned to further increase its sale and production capabilities in anticipation of possible FDA approval. In order to be adequately positioned to meet these demands, the Company obtained equity financing. The Company continues to seek equity financing as its primary means of funding operations during this transition.

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

         As of April 12, 1999, the Company had sold 532,908 shares of common stock under this commitment, resulting in net proceeds to the Company of $1,552,000. Since April 13, 1999, the Company has been unable to utilize this commitment due to its stock price. While the Company anticipates being able to utilize this commitment or obtain other sources of equity financing, there can be no assurance that the Company will be able to raise additional equity financing or that the Company will maintain its eligibility to use Form S-3. To the extent that the Company raises additional capital by issuing equity or convertible securities, ownership dilution to the stockholders will result.

         During the second half of 1998, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions and the financing agreement with GE Capital, which enables the Company to obtain an upfront cash payment on certain domestic transactions with customers. While the Company is encouraged by the recent developments with respect to FDA approval and the HCFA announcement that Medicare will provide coverage, beginning July 1, 1999, for TMR procedures performed with devices approved by the FDA, the historical absence of widespread reimbursement for the TMR procedure by third party payers, principally Medicare, Medicaid, and private health insurance plans, has limited demand for and use of The Heart Laser System in the United States. Although Medicare reimbursement will begin in 1999 and some private insurance plans have begun reimbursing health care providers for TMR procedures, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System.

         Management of the Company has begun to implement a plan of appropriate action steps to attempt to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. In March 1999, management of the Company received approval from the Board of Directors to begin implementation of this action plan. The key elements of the plan are as follows:

o Further operating expense reductions to eliminate certain expenditures which are not critically essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts).
o Strategic realignment of the Company's international sales organization.
o Pursuit of strategic alternatives related to the Company's domestic sales efforts that can help it further penetrate existing markets.
o Pursuit of strategic financing alternatives including the sale of debt or equity securities, strategic alliances, joint ventures or by other means.

         On April 29, 1999, the Company announced a restructuring of the Company to further reduce operating expenses and concentrate the Company's resources on its sales efforts. The restructuring will reduce operating expenses by eliminating 27 positions of the 91 positions within the Company as of April 23, 1999.

         As a result of implementing the above actions, management believes that its existing cash resources and cash from operations will meet working capital requirements over the next twelve months. However, unanticipated decreases in operating revenues, increases in expenses or further delays in the process of third party payers committing to provide reimbursement to healthcare providers may adversely impact the Company's cash position and require further cost reductions. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of The Heart Laser System or that the Company will be able to operate profitably on a consistent basis.

         For the quarter ended March 31, 1999, the Company incurred a loss of $2,199,000, which resulted in the use of $652,000 to support operations. Cash used for investing activities was $202,000, primarily related to investment on fixed assets associated with the Company's placement contract activity. Cash provided by financing activities was $1,170,000, including $880,000 in net proceeds from the provisional equity financing commitment, $17,000 from the exercise of stock options, and $300,000 from secured borrowings.

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

         In 1998, the Company formed a task force to determine what if any Year 2000 compliance issues the Company faces. The task force has developed and implemented a Year 2000 readiness plan that defines compliance and sets critical milestones to identify any deficiencies and correct them. The task force identified three basic operational areas that have been and will continue to be examined:

o Products - products the Company currently sells, products the Company sold previously, and products of the Company's most significant suppliers;
o Business Systems - computer hardware and software used to operate the Company's business, including purchasing, manufacturing, sales and finance; and
o Peripherals - the Company's telephone, e-mail, security and shipping systems.

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

         Despite investigation and testing by the Company and its business partners, the Company's products and systems may contain errors or defects associated with Year 2000 date functions. The Company believes that its new enterprise resource planning software substantially addresses its material Year 2000 risks; however, the Company is continuing to test its secondary systems and investigate third party compliance efforts. In a worst case scenario, known and unknown errors and defects that could affect the operation of our products or systems could result in:

o        delay or loss of revenue;
o        cancellation of customer contracts;
o        increased service and/or warranty costs;
o        increased litigation costs;
o        diversion of product development and personnel resources; and
o        damage to our reputation.

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

                                PLC SYSTEMS INC.
                            Part II Other Information


ITEM 1.  LEGAL PROCEEDINGS.

         See Note 6 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES.

         See Note 5 and Note 7 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.)      EXHIBITS

                  (I)      The following exhibits are filed herewith:

                           Exhibit
                              No.                    Title
                              ---                    -----

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




                                 PLC SYSTEMS INC.
                                 Registrant



Date:  May 17, 1999              By: /s/ Robert Svikhart
      --------------                 -------------------------------------------
                                (Chief Financial Officer)