Form 10-Q
period 1999-06-30
PLC SYSTEMS INC
filed 1999-08-10
CIK 879682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended June 30, 1999.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

                         CLASS                    OUTSTANDING AT AUGUST 6, 1999
                         -----                    ------------------------------
         Common Stock, no par value                       21,223,385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.

                                      INDEX


Part I.    Financial Information:

           Item 1.

                  Condensed Consolidated Balance Sheets (unaudited)...............................3

                  Condensed Consolidated Statements of Operations (unaudited).....................4

                  Condensed Consolidated Statements of Cash Flows (unaudited).....................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)................6

           Item 2.

                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............................10-15

           Item 3.

                  Quantitative and Qualitative Disclosures About Market Risk.....................15


Part II.   Other Information:

           Item 1.    Legal Proceedings..........................................................16

           Item 2.    Changes in Securities......................................................16

           Item 3.    Not Applicable.............................................................16

           Item 4.    Submission of Matters to a Vote of Security Holders........................16

           Item 5.    Other Information..........................................................16

           Item 6.    Exhibits and Reports on Form 8-K...........................................17

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                                   June 30,            December 31,
                                                                                    1999                 1998
                                                                                 -------------         ------------
                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                     $3,982               $4,846
     Accounts receivable, net                                                       2,630                2,262
     Inventories                                                                    2,150                2,953
     Prepaid expenses and other current assets                                       416                   547
                                                                                 ---------             ---------
         Total current assets                                                       9,178               10,608

Equipment, furniture and leasehold improvements, net                                4,267                5,091
Lease receivables, net                                                              1,322                    -
Other assets                                                                         580                   558
                                                                                 ---------             ---------
         Total assets                                                             $15,347              $16,257
                                                                                 ---------             ---------
                                                                                 ---------             ---------


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $1,235                 $986
     Accrued clinical costs                                                           960                1,016
     Accrued compensation                                                             895                  989
     Accrued expenses                                                               1,102                1,127
     Deferred revenue                                                                 140                  195
     Convertible Debentures                                                             -                  934
     Other accrued liabilities                                                         72                   72
                                                                                 ---------             ---------
         Total current liabilities                                                  4,404                5,319

Capital lease obligations                                                               3                   37
Secured borrowings                                                                  1,713                  240
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized
Common stock, no par value, 50,000 shares authorized,
     20,440 and 19,740 shares issued and outstanding
     in 1999 and 1998, respectively                                                82,019               79,521
Accumulated deficit                                                               (72,040)             (68,136)
Accumulated other comprehensive loss                                                 (752)                (724)
                                                                                 ---------             ---------
                                                                                    9,227               10,661
                                                                                 ---------             ---------
Total liabilities and stockholders' equity                                        $15,347               $16,257
                                                                                 ---------             ---------
                                                                                 ---------             ---------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended     Six Months Ended
                                                                     June 30,               June 30,
                                                               --------------------    --------------------
                                                                 1999        1998        1999        1998
                                                               --------    --------    --------    --------
Revenues:
     Product sales                                               $2,685        $160      $4,844        $525
     Placement and service fees                                     807         520       1,494       1,100
                                                               --------    --------    --------    --------
         Total revenues                                           3,492         680       6,338       1,625

Cost of revenues:
     Product sales                                                1,130         364       2,121         516
     Placement and service fees                                     642         667       1,013       1,203
                                                               --------    --------    --------    --------
         Total cost of revenues                                   1,772       1,031       3,134       1,719
                                                               --------    --------    --------    --------

Gross profit                                                      1,720        (351)      3,204         (94)

Operating expenses:
     Selling, general and administrative                          2,977       3,944       5,619       6,997
     Research and development                                       573       1,274       1,621       2,565
                                                               --------    --------    --------    --------
         Total operating expenses                                 3,550       5,218       7,240       9,562
                                                               --------    --------    --------    --------

Loss from operations                                             (1,830)     (5,569)     (4,036)     (9,656)

Other income, net                                                   125         167         132         318
                                                               --------    --------    --------    --------

Net loss                                                        $(1,705)    $(5,402)    $(3,904)    $(9,338)
                                                               --------    --------    --------    --------
                                                               --------    --------    --------    --------

Basic and diluted loss per share                                 $(0.08)      $(.28)     $(0.19)     $(0.49)

Shares used to compute basic and diluted
     loss per share                                              20,406      18,984      20,171      18,869




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------

                                                                                        1999        1998
                                                                                    --------    --------
Operating activities:
     Net loss                                                                        $(3,904)    $(9,338)

     Adjustments to reconcile net loss to net cash
       Used for operating activities:
         Depreciation and amortization                                                 1,079       1,222
         Change in assets and liabilities:
           Accounts receivable                                                           211         950
           Inventory                                                                     475      (1,368)
           Prepaid expenses and other assets                                             123        (128)
           Accounts payable                                                               25         558
           Deferred revenue                                                               76         (35)
           Accrued liabilities                                                          (707)        904
                                                                                    --------    --------

Net cash used for operating activities                                                (2,622)     (7,235)

Investing activities:
     Purchase of marketable securities                                                  --        (1,986)
     Maturities of marketable securities                                                --        13,845
     Purchase of fixed assets                                                           (215)     (1,206)
                                                                                    --------    --------

Net cash provided by (used for) investing activities                                    (215)     10,653

Financing activities:
     Net proceeds from sales of common shares                                          1,525       4,687
     Secured borrowings                                                                  334         280
     Principal payments on capital lease obligations                                     (35)        (33)
                                                                                    --------    --------

Net cash provided by financing activities                                              1,824       4,934

Effect of exchange rate changes on cash and cash equivalents                             149        (227)
                                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                                    (864)      8,125

Cash and cash equivalents at beginning of period                                       4,846       3,484
                                                                                    --------    --------

Cash and cash equivalents at end of period                                            $3,982     $11,609
                                                                                    --------    --------
                                                                                    --------    --------


NON-CASH FINANCING ACTIVITIES:
     Conversion of convertible debentures and accrued
         interest into common stock                                                     $972      $3,828




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

         Total comprehensive loss for the three and six months ended June 30, 1999 amounted to $1,726,000 and $3,932,000, as compared to $5,443,000 and
$9,456,000 for the three and six months ended June 30, 1998.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.       INVENTORIES

         Inventories consist of the following (in thousands):


                                      June 30,               December 31,
                                        1999                      1998
                                    -------------            -------------
Raw Materials..................          $1,143                     $1,035
Work in Progress...............             416                        145
Finished Goods.................             592                      1,773
                                    -------------            -------------
                                         $2,151                     $2,953
                                    -------------            -------------
                                    -------------            -------------


5.       LEGAL PROCEEDINGS

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

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

         In February 1996, PLC Medical Systems, Inc. filed suit against Eclipse Surgical Technologies, Inc. ("Eclipse") in the United States District Court for the District of Massachusetts alleging copyright infringement and unfair and deceptive trade practices based on Eclipse's misappropriation and copying of one of PLC's confidential clinical study protocols. The Company settled this suit in April 1999 on confidential terms. The settlement of the lawsuit did not have a material impact on the Company's financial statements.

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

6.       EQUITY FINANCING

         On March 4, 1999, the Company announced that it had obtained a provisional equity financing commitment of $8 million from a major institutional investor. As of June 30, 1999, the Company had sold 532,908 shares of common stock under this commitment, resulting in proceeds to the Company (net of all issuance costs payable upon closing) of approximately $1,500,000. In July 1999, the Company sold an additional 116,566 shares of common stock, pursuant to this commitment resulting in net proceeds of approximately $ 400,000. This

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


financing commitment expired on July 16, 1999.

         In July 1999, the Company sold 666,666 shares of common stock to another institutional investor resulting in net proceeds to the Company of approximately $1,900,000.

7.       LEASE RECEIVABLES

         The Company has entered into third-party financing alliances to provide a broad array of lease financing alternatives to U.S. hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available are expected to complement the Company's traditional placement and sales strategies.

         Under these agreements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue which is reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. For the six months ended June 30, 1999, the Company recognized product sales revenue and placement revenue of $1,955,000 and $40,000, respectively, related to transactions under the third-party financing alliances. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowings, respectively, are recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the Statement of Operations.

         In transactions where a sale has not occurred, the Company accounts for the transaction as an operating lease. Guaranteed minimum procedure payments are recorded as revenue as earned and included as a component of placement and service revenue. The cash received from the leasing company is recognized as a secured borrowing. Interest expense related to the secured borrowings are recognized over time using the effective interest method and included in the Statement of Operations as a component of interest expense.

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

         The Company entered into third-party financing alliances in order to provide a broad array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available through these alliances are expected to complement the Company's traditional placement and sales strategies. Under these agreements, the Company obtains cash from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System.

RESULTS OF OPERATIONS

         Total revenues for the quarter ended June 30, 1999 were $3,492,000 an increase of $2,812,000 when compared to $680,000 for the quarter ended June 30, 1998. Product sales for the quarter ended June 30, 1999 were $2,685,000, an increase of $2,525,000 when compared to $160,000 for the quarter ended June 30, 1998. The major factor in these increases is an increase in the number of sales transactions. In the three months ended June 30, 1999, the Company recorded revenue on nine sales transactions. In the 1998 period, there were no sales transactions. During the second quarter of 1999, the Company recognized product sales revenue and placement revenue of $1,287,000 and $20,000, respectively, related to transactions under the third-party financing alliances.

         Total revenues for the six months ended June 30, 1999 were $6,338,000, an increase of $4,713,000 when compared to $1,625,000 for the six months ended June 30, 1998. Product sales for the six months ended June 30, 1999 were $4,844,000 an increase of $4,319,000 when compared to $525,000 for the six months ended June 30, 1998. The major factor in these increases is an increase in the number of sales transactions. In the six months ended June 30, 1999, the Company recorded revenue on thirteen sales transactions. In the 1998 period, there were no sales transactions. In addition, in January 1999, the Company settled its outstanding patent dispute with CardioGenesis and granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents. Included in product sales for the six months ended June 30, 1999 is the license fee associated with the above settlement. During the first six months of 1999, the Company recognized product sales revenue and placement revenue of $1,955,000 and $40,000, respectively, related to transactions under the third-party financing alliances.

         Placement and service fees for the three and six months ended June 30, 1999 were $807,000 and $1,494,000, increases of $287,000 and $394,000 when compared with $520,000 and $1,100,000 for the same periods in fiscal 1998. In May 1997, the Health Care Financing Administration ("HCFA") instituted a non-coverage policy for transmyocardial revascularization ("TMR") procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with delays in the FDA Pre-Market Approval ("PMA") process, caused the Company to examine its contractual requirements during 1997 and amend substantially all of its placement contracts, temporarily replacing contractual minimal billings with actual usage billings. Following receipt of the PMA from the FDA on August 20, 1998, placement contracts that provide for minimum billings were reinstated, and the Company has been renegotiating those placement agreements that do not provide for minimum billings following FDA approval. The 1999 period reflects revenue from placement contracts with specified minimum billing reinstated following FDA approval. The 1998 period reflects revenue from placement contracts with actual usage billings.

         Total gross margin for the three and six month periods ended June 30, 1999 approximated 49% and 51% of revenues up from losses of 52% and 6% for the comparable periods in fiscal 1998. In the 1998 periods, the Company did not generate sufficient gross margin dollars to offset manufacturing variances, resulting in negative gross margins. Gross margins improved as a result of an increase in sales volumes which more than offset fixed manufacturing costs.

         Selling, general and administrative expenditures of $2,977,000 and $5,619,000 for the three and six month periods ending June 30, 1999 decreased 25% and 20% when compared to fiscal 1998 expenditures of $3,944,000 and $6,997,000. In April 1999, the Company restructured its workforce by eliminating 27 positions of the 91 positions within the Company as of April 23, 1999. The 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce, offset by related severance costs associated with the reduction. The severance costs did not have a material impact on the Company's results of operations.

         Research and development expenditures for the three and six months ended June 30, 1999 were $573,000 and $1,621,000, decreases of 55% and 37% when compared to spending of $1,274,000 and $2,565,000 for the comparable periods in fiscal 1998. The decrease in 1999 compared to 1998 reflects the reduced demands for clinical study compilation and data preparation following the FDA approval for The Heart Laser(TM) System. In addition, in April 1999, the Company had a reduction in its workforce. The 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce.

         Other income of $125,000 and $132,000 for the three and six months ended June 30, 1999 decreased $42,000 and $186,000 when compared to $167,000 and $318,000 for the comparable periods in fiscal 1998, primarily related to less interest income as a result of lower cash balances in the 1999 period when compared to the 1998 period.

         The Company incurred a net loss of $1,705,000 and $3,904,000 for the three and six months ended June 30, 1999 when compared to net losses of $5,402,000 and $9,338,000 for the comparable 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $3,982,000.

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

         On March 4, 1999, the Company announced that it had obtained a provisional equity financing commitment of $8 million from a major institutional investor. The commitment contemplated the sale by the Company of up to $2 million in common stock during consecutive 20 day periods at prices based on the trailing volume weighted average price of the common stock on the American Stock Exchange on each day during such periods, less a seven percent discount.

         As of July 16, 1999, the Company had sold 649,474 shares of common stock under this commitment, resulting in net proceeds to the Company of approximately $1,900,000. The commitment expired on July 16, 1999. In July 1999, the Company sold 666,666 shares of common stock to another investor resulting in net proceeds of approximately $1,900,000. There can be no assurance that the Company will be able to raise additional equity financing or that the Company will maintain its eligibility to use Form S-3. To the extent that the Company raises additional capital by issuing equity or convertible securities, ownership dilution to the stockholders will result.

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

         Management of the Company has begun to implement a plan of appropriate action steps to attempt to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. In March 1999, management of the Company received approval from the Board of Directors to begin implementation of this action plan. The key elements of the plan are as follows:

         - Further operating expense reductions to eliminate certain expenditures which are not critically essential to achieving critical business objectives at this time (e.g., discretionary spending, further development efforts).
         - Strategic realignment of the Company's international sales organization.
         - Pursuit of strategic alternatives related to the Company's domestic sales efforts that can help it further penetrate existing markets.
         - Pursuit of strategic financing alternatives including the sale of debt or equity securities, strategic alliances, joint ventures or by other means.

         On April 29, 1999, the Company announced a restructuring of the Company to further reduce operating expenses and concentrate the Company's resources on its sales efforts. The restructuring eliminated 27 positions of the 91 positions within the Company as of April 23, 1999.

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

         For the six months ended June 30, 1999, the Company incurred a loss of $3,904,000, which resulted in the use of $2,622,000 to support operations. Cash used for investing activities was $215,000, primarily related to investment on fixed assets associated with the Company's placement contract activity. Cash provided by financing activities was $1,824,000, including $1,525,000 in net proceeds from the provisional equity financing commitment, $17,000 from the exercise of stock options, and $334,000 from secured borrowings.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 5 in the accompanying condensed consolidated financial statements for further discussion.

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

         In 1998, the Company formed a task force to determine what if any Year 2000 compliance issues the Company faces. The task force has developed and implemented a Year 2000 readiness plan that defines compliance and sets critical milestones to identify any deficiencies and correct them. The task force identified three basic operational areas that have been and will continue to be examined:

         - Products - products the Company currently sells, products the Company sold previously, and products of the Company's most significant suppliers;
         - Business Systems - computer hardware and software used to operate the Company's business, including purchasing, manufacturing, sales and finance; and
         - Peripherals - the Company's telephone, e-mail, security and shipping systems.

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

                                 PLC SYSTEMS INC.
                            Part II Other Information



ITEM 1.    LEGAL PROCEEDINGS.

           See Note 5 to Notes to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 2.    CHANGES IN SECURITIES.

           See Note 6 to Consolidated Financial Statements filed with this Form 10-Q.

ITEM 3.    DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           On May 24, 1999, the Company held its Annual General Meeting of Stockholders to vote on the following proposals:

           1. To elect two members of the Board of Directors for a three year term. Nominees for Director were: (a) H.B. Brent Norton; and (b) Roberts A. Smith ("Prosposal No. 1");
           2. To consider and vote upon a resolution ratifying the adoption of By-Law No. 1 ("Proposal No. 2");
           3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal Year 1999 ("Proposal No. 3").

           Of the 20,440,153 shares of the Company's Common Stock of record as of April 18, 1999 able to be voted at the meeting, a total of approximately 17,336,741 shares were voted, or approximately 85% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

                                               SHARES             SHARES           SHARES           SHARES
               PROPOSAL                     VOTING FOR        VOTING AGAINST     ABSTAINING        WITHHELD
                                            ----------        --------------     ----------        --------
              NO. 1
              (a) H.B. Brent Norton         17,051,679                  0                            285,062
              (b) Roberts A. Smith          17,058,954                  0                            277,787
              NO. 2                          4,575,857            447,263          94,250
              NO. 3                         17,164,721            111,109          60,911

ITEM 5.    OTHER INFORMATION

           Robert Svikhart, PLC Systems' Chief Financial Officer and Treasurer, resigned effective July 22, 1999 for personal reasons. The Company is currently evaluating the CFO position and seeking to recruit an individual that can meet the future needs of the Company. Mr. Svikhart will remain available to the Company during the transition period.

           In connection with the Company's annual meeting for fiscal 2,000, any shareholders proposal for inclusion in the Proxy Statement must be received on or before December 17, 1999 to the attention of Jennifer T.
Miller, Secretary, 10 Forge Park, Franklin, MA 02038.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.)    EXHIBITS

                  (I) The following exhibits are filed herewith:

                           Exhibit
                              No.                    Title
                           -------                   ------

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




                                   PLC SYSTEMS INC.
                                   Registrant



Date:       AUGUST 10, 1999        By:
                                       William C. Dow
                                       (President, Chief Executive
                                       Officer and Director)