Form 10-Q
period 1999-09-30
PLC SYSTEMS INC
filed 1999-11-15
CIK 879682

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY BY PERIOD ENDED SEPTEMBER 30, 1999.

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

YES  /X/      NO  / /.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

       CLASS                            OUTSTANDING AT NOVEMBER 10, 1999
       -----                            --------------------------------
Common Stock, no par value                    21,223,385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                PLC SYSTEMS INC.

                                      INDEX

Part I.  Financial Information:

         Item 1.

              Condensed Consolidated Balance Sheets (unaudited)...........................................     3

              Condensed Consolidated Statements of Operations (unaudited).................................     4

              Condensed Consolidated Statements of Cash Flows (unaudited).................................     5

              Notes to Condensed Consolidated Financial Statements (unaudited)............................     6

         Item 2.

              Management's Discussion and Analysis
              of Financial Condition and Results of Operations............................................ 10-15

         Item 3.

              Quantitative and Qualitative Disclosures About Market Risk...................................   15

Part II. Other Information:

         Item 1.  Legal Proceedings........................................................................   16

         Item 2.  Changes in Securities....................................................................   16

         Item 3.  Defaults Upon Senior Securities..........................................................   16

         Item 4.  Submission of Matters to a Vote of Security Holders......................................   16

         Item 5.  Other Information........................................................................   16

         Item 6.  Exhibits and Reports on Form 8-K.........................................................   16

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                               September 30,  December 31,
                                                                                                    1999          1998
                                                                                               -------------  ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents .............................................................     $  5,611      $  4,846
      Accounts receivable, net ..............................................................        2,343         2,262
      Inventories ...........................................................................        1,610         2,953
      Prepaid expenses and other current assets .............................................          384           547
                                                                                                  --------      --------
            Total current assets ............................................................        9,948        10,608

Equipment, furniture and leasehold improvements, net ........................................        4,092         5,091
Lease receivables, net ......................................................................        1,271          --
Other assets ................................................................................          569           558
                                                                                                  --------      --------
            Total assets ....................................................................     $ 15,880      $ 16,257
                                                                                                  ========      ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ......................................................................     $    793      $    986
      Accrued clinical costs ................................................................          960         1,016
      Accrued compensation ..................................................................          866           989
      Accrued expenses ......................................................................        1,429         1,127
      Deferred revenue ......................................................................           87           195
      Convertible debentures ................................................................         --             934
      Other accrued liabilities .............................................................           60            72
                                                                                                  --------      --------
            Total current liabilities .......................................................        4,195         5,319

Capital lease obligations ...................................................................         --              37
Secured borrowings ..........................................................................        1,616           240
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized
Common stock, no par value, 50,000 shares authorized,
      21,223 and 19,740 shares issued and outstanding
      in 1999 and 1998, respectively ........................................................       84,271        79,521
Accumulated deficit .........................................................................      (73,435)      (68,136)
Accumulated other comprehensive loss ........................................................         (767)         (724)
                                                                                                  --------      --------
                                                                                                    10,069        10,661
                                                                                                  --------      --------
Total liabilities and stockholders' equity ..................................................     $ 15,880      $ 16,257
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

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three months ended         Nine Months Ended
                                                    September 30,               September 30,
                                                --------------------        -------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Revenues:
      Product sales .....................     $  1,623      $  1,036      $  6,467      $  1,561
      Placement and service fees ........          919           579         2,413         1,679
                                              --------      --------      --------      --------
            Total revenues ..............        2,542         1,615         8,880         3,240

Cost of revenues:
      Product sales .....................          637           519         2,758         1,035
      Placement and service fees ........          673           776         1,686         1,979
                                              --------      --------      --------      --------
            Total cost of revenues ......        1,310         1,295         4,444         3,014
                                              --------      --------      --------      --------
Gross profit ............................        1,232           320         4,436           226

Operating expenses:
      Selling, general and administrative        2,182         3,324         7,801        10,321
      Research and development ..........          493         1,028         2,114         3,593
                                              --------      --------      --------      --------
            Total operating expenses ....        2,675         4,352         9,915        13,914
                                              --------      --------      --------      --------
Loss from operations ....................       (1,443)       (4,032)       (5,479)      (13,688)
Other income, net .......................           48            26           180           344
                                              --------      --------      --------      --------
Net loss ................................     $ (1,395)     $ (4,006)     $ (5,299)     $(13,344)
                                              ========      ========      ========      ========

Basic and diluted loss per share ........     $  (0.07)     $  (0.21)     $  (0.26)     $  (0.70)

Shares used to compute basic and diluted
      loss per share ....................       21,127        19,074        20,696        19,019

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             ------------------
                                                                             1999          1998
                                                                             ----          ----
Operating activities:
      Net loss .......................................................     $ (5,299)     $(13,344)

      Adjustments to reconcile net loss to net cash used for operating activities:
            Depreciation and amortization ............................        1,285         1,787
            Change in assets and liabilities:
               Accounts receivable ...................................          205           166
               Inventory .............................................        1,015        (1,381)
               Prepaid expenses and other assets .....................          164           114
               Accounts payable ......................................         (186)          178
               Deferred revenue ......................................           23           (35)
               Accrued liabilities ...................................         (504)          746
                                                                           --------      --------
Net cash used for operating activities ...............................       (3,297)      (11,769)

Investing activities:
      Purchase of marketable securities ..............................         --          (1,986)
      Maturities of marketable securities ............................         --          14,831
      Purchase of fixed assets .......................................         (247)       (1,529)
                                                                           --------      --------
Net cash provided by (used for) investing activities .................         (247)       11,316

Financing activities:
      Net proceeds from sales of common shares .......................        3,777         4,659
      Secured borrowings .............................................          288           586
      Principal payments on capital lease obligations ................          (37)          (49)
                                                                           --------      --------
Net cash provided by financing activities ............................        4,028         5,196

Effect of exchange rate changes on cash and cash equivalents .........          281            38
                                                                           --------      --------
Net increase in cash and cash equivalents ............................          765         4,781

Cash and cash equivalents at beginning of period .....................        4,846         3,484
                                                                           --------      --------
Cash and cash equivalents at end of period ...........................     $  5,611      $  8,265
                                                                           ========      ========

NON-CASH FINANCING ACTIVITIES:
      Conversion of convertible debentures and accrued
         interest into common stock ..................................     $    972      $  4,872

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior period items have been reclassified to conform with current period presentations. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   NET LOSS PER SHARE

     In 1998, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are similar to the previously reported fully diluted earnings per share.

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

     Total comprehensive loss for the three and nine months ended September 30, 1999 amounted to $1,410,000 and $5,342,000, as compared to $3,907,000 and
$13,362,000 for the three and nine months ended September 30, 1998.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)


4.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

                                               September 30,        December 31,
                                                   1999                1998
                                               -------------        ------------
Raw materials..............................     $1,082                 $1,035
Work in progress...........................         46                    145
Finished goods.............................        482                  1,773
                                                ------                 ------
                                                $1,610                 $2,953
                                                ======                 ======


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

     In July 1997, a Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints were consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two other of these suits were voluntarily dismissed. The Company moved to dismiss the claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims. The parties filed cross motions for reconsider and on October 12, 1999 the court dismissed additional but not all remaining claims. The Company also has been named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998 (hereafter referred to as the "state suit"). The state seeks over $2 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The Company cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these lawsuits, but an unfavorable outcome could have a material adverse affect on our business, financial position and results of operations. The Company believes that it has meritorious defenses and continues to vigorously defend itself in these matters.

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

6.   EQUITY FINANCING

     On March 4, 1999, the Company announced that it had obtained a provisional equity financing commitment of $8 million from a major institutional investor. As of September 30, 1999, the Company had sold 649,474 shares of common stock under this commitment, resulting

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

in proceeds to the Company (net of all issuance costs payable upon closing) of approximately $1,900,000. This financing commitment expired on July 16, 1999.

     In July 1999, the Company sold 666,666 shares of common stock to another institutional investor resulting in net proceeds to the Company of approximately $1,900,000.

7.   LEASE RECEIVABLES

     The Company has entered into third-party financing alliances to provide a broad array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available are expected to complement the Company's traditional placement and sales strategies.

     Under these agreements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue which is reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. For the nine months ended September 30, 1999, the Company recognized product sales revenue and placement revenue of $1,955,000 and $211,000, respectively, related to transactions under the third-party financing alliances. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowings, respectively, are recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the Condensed Consolidated Statement of Operations.

     In transactions where a sale has not occurred, the Company accounts for the transaction as an operating lease. Guaranteed minimum procedure payments are recorded as revenue as earned and included as a component of placement and service fees. The cash received from the leasing company is recognized as a secured borrowing. Interest expense related to the secured borrowings are recognized over time using the effective interest method and included in the Condensed Consolidated Statement of Operations as a component of interest expense.

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

     The Company entered into third-party financing alliances in order to provide a broad array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available through these alliances complement the Company's traditional placement and sales strategies. Under these agreements, the Company obtains cash from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 1999 were $2,542,000, an increase of $927,000 when compared with total revenues of $1,615,000 for the quarter ended September 30, 1998. Product sales for the quarter ended September 30, 1999 were $1,623,000, an increase of $587,000 when compared with product sales of $1,036,000 for the quarter ended September 30, 1998. The major factor in both increases is primarily due to the 1999 periods reflecting higher Heart Laser System sales and related disposables due to the Company's receipt of FDA approval in August 1998. In addition, in January 1999, the Company settled its outstanding patent dispute with CardioGenesis and granted CardioGenesis a non-exclusive world-wide license to certain patents in exchange for payment of a license fee and ongoing royalties over the life of the patents. Included in product sales for the three months ended September 30, 1999 is a royalty payment associated with the CardioGenesis patent dispute.

     Total revenues for the nine months ended September 30, 1999 were $8,880,000, an increase of $5,640,000 when compared with total revenues of $3,240,000 for the nine months ended September 30, 1998. Product sales for the nine months ended September 30, 1999 were $6,467,000, an increase of $4,906,000 when compared with product sales of $1,561,000 for the nine months ended September 30, 1998. The major factor in both increases is primarily due to the 1999 periods reflecting higher Heart Laser System sales and related disposables due to the Company's receipt of FDA approval in August 1998. Included in product sales for the nine months ended September 30, 1999 is the license fee and royalties associated with the CardioGenesis settlement. During the first nine months of 1999, the Company recognized product sales revenue and placement revenue of $1,955,000 and $211,000, respectively, related to transactions under the third-party financing alliances.

     Placement and service fees for the three and nine months ended September 30, 1999 were $919,000 and $2,413,000, respectively, increases of $340,000 and $734,000, respectively, when compared with placement and service fees of $579,000 and $1,679,000 for the same periods in fiscal 1998. In May 1997, the Health Care Financing Administration ("HCFA") instituted a non-coverage policy for transmyocardial revascularization ("TMR") procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with delays in the FDA Pre-Market Approval ("PMA") process, caused the Company to examine its contractual requirements during 1997 and amend substantially all of its placement contracts, temporarily replacing contractual minimal billings with actual usage billings. Following approval of the PMA by the FDA on August 20, 1998, placement contracts that provide for minimum billings were reinstated, and the Company has been renegotiating those placement agreements that do not provide for minimum billings following FDA approval. The 1999 period reflects revenue from placement contracts with specified minimum billing reinstated following FDA approval. The 1998 period reflects revenue from placement contracts with actual usage billings. During the third quarter of 1999, the Company recognized placement revenue of $171,000 related to transactions under the third-party financing alliances.

     Total gross margin for the three and nine month periods ended September 30, 1999 approximated 48% and 50% of revenues, respectively, up from 20% and 7%, respectively, for the comparable periods in fiscal 1998. In the 1998 periods, the Company did not generate sufficient gross margin dollars to offset manufacturing variances, resulting in lower gross margins. Gross margins improved as a result of an increase in sales volumes which more than offset fixed manufacturing costs.

     Selling, general and administrative expenditures were $2,182,000 and $7,801,000 for the three and nine month periods ending September 30, 1999, respectively, a decrease of 34% and 24%, respectively, when compared to expenditures of $3,324,000 and $10,321,000 in the comparable periods in fiscal 1998. In April 1999, the Company restructured its workforce by eliminating 27 positions of the 91 positions within the Company as of April 23, 1999. The 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce.

     Research and development expenditures for the three and nine months ended September 30, 1999 were $493,000 and $2,114,000, respectively, a decrease of 52% and 41% when compared to spending of $1,028,000 and $3,593,000, respectively, for the comparable periods in fiscal 1998. The decreases in 1999 compared to 1998 reflect the reduced demands for clinical study compilation and data preparation following the FDA approval for The Heart Laser(TM) System. In addition, in April 1999, the Company reduced in its workforce and the 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce.

     Other income for the three months ended September 30, 1999 was $48,000, an increase of $22,000 when compared with other income of $26,000 for the three months ended September 30, 1998 due to foreign currency translation losses in the 1998 period. Other income for the nine month period ended September 30, 1999 was $180,000, a decrease of $164,000 when compared with other income of $344,000 for the nine months ended September 30, 1998 due to lower interest income in 1999 as a result of lower cash balances in 1999 as compared to 1998.

     The Company incurred a net loss of $1,395,000 and $5,299,000 for the three and nine months ended September 30, 1999, respectively, when compared to net losses of $4,006,000 and $13,344,000, respectively, for the comparable 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of $5,611,000.

     Over the past two years, the Company has incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is reaching a critical stage in its growth as it transitions from a research and development company to a commercial company with complete sales, marketing and production capabilities. During this time, the Company increased its overall operating expenses and overhead to be positioned to further increase its sale and production capabilities in anticipation of possible FDA approval. In order to be adequately positioned to meet these demands, the Company obtained additional equity financing. The Company expects to seek additional equity financing as its primary means of funding operations during this transition.

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

     As of July 16, 1999, the Company had sold 649,474 shares of common stock under this commitment, resulting in net proceeds to the Company of approximately $1,900,000. The commitment expired on July 16, 1999. In July 1999, the Company also sold 666,666 shares of common stock to another investor resulting in net proceeds of approximately $1,900,000. There can be no assurance that the Company will be able to raise additional equity financing or that the Company will maintain its eligibility to use Form S-3. To the extent that the Company raises additional capital by issuing equity or convertible securities, ownership dilution to the Company's existing stockholders will result.

     During the second half of 1998, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions and a financing agreement with GE Capital, which enables the Company to obtain an upfront cash payment on certain domestic transactions with customers. While the Company is encouraged by the recent developments with respect to FDA approval and the HCFA announcement that Medicare began to provide coverage, beginning July 1, 1999, for TMR procedures performed with devices approved by the FDA, the historical absence of widespread reimbursement for the TMR procedure by third party payers, principally Medicare, Medicaid and private health insurance plans, has limited demand for and use of The Heart Laser System in the United States. Although Medicare reimbursement commenced in July 1999 and some private insurance plans have begun reimbursing health care providers for TMR procedures, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System.

     Management of the Company has commenced implementation of a plan intended to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. In March 1999, management of the Company received approval from the Board of Directors to begin implementation of this plan. The key elements of the plan are as follows:

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

     For the nine months ended September 30, 1999, the Company incurred a loss of $5,299,000, which resulted in the use of $3,297,000 to support operations. Cash used for investing activities was $247,000, primarily related to investment on fixed assets associated with the Company's placement contract activity. Cash provided by financing activities was $4,028,000, including $3,777,000 in net proceeds from the sale of common stock and $288,000 from secured borrowings.

     Unanticipated decreases in operating revenues or increases in expenses may adversely impact the Company's cash position. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured. To the extent the Company issues equity securities or securities convertible into equity securities, dilution to the Company's existing stockholders may result.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A portion of the Company's operations consists of sales activities in foreign jurisdictions. The Company manufactures its products in the United States and sells the products abroad. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchanges rates between the U.S. dollar and Swiss Franc and the German Mark. When the U.S. dollar strengthens against the Franc or Mark, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar, but is adversely affected by a stronger dollar relative to major currencies worldwide. The Company's exposures are not significant.

     The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt.

                                PLC SYSTEMS INC.
                            Part II Other Information

ITEM 1.  LEGAL PROCEEDINGS.

     See Note 5 to Notes to Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by this reference.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

     None.


     In connection with the Company's annual meeting for fiscal 2000, any shareholders proposal for inclusion in the Proxy Statement must be received on or before December 17, 1999 to the attention of Steven Singer, Secretary of the Company, at Hale & Dorr LLP, 60 State Street, Boston, Massachusetts 02109.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.)  EXHIBITS

          (I) The following exhibits are filed herewith:

              Exhibit
              No.              Title
              -------          -----
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




                                PLC SYSTEMS INC.
                                Registrant

Date: NOVEMBER 15, 1999         By: /s/ EDWARD H. PENDERGAST
     -------------------           -----------------------------------------
                                   (President, Chief Executive Officer
                                    and Chairman)