Form 10-K
period 1999-12-31
PLC SYSTEMS INC
filed 2000-03-30
CIK 879682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD OF__________TO__________

                         COMMISSION FILE NUMBER 1-11388

                              ---------------------

                                PLC SYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ---------------------

       YUKON TERRITORY, CANADA                                  04-3153858
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                     10 FORGE PARK, FRANKLIN, MASSACHUSETTS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      02038
                                   (ZIP CODE)

                              ---------------------

                                 (508) 541-8800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              ---------------------

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

                                      NONE
                              ---------------------

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

                               Yes X    No
                                  ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price for such stock on March 8, 2000, was $82,192,815. As of March 8, 2000, 21,223,385 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive proxy statement, which will be issued in connection with the 2000 Annual Meeting of Shareholders, are incorporated by reference in Part III of its Annual Report in Form 10-K.

                           FORWARD-LOOKING STATEMENTS

         This report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements in Item 1. "Business"; Item 3. "Legal Proceedings"; Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk". Statements containing terms such as "believes", "plans", "expects", "anticipates", "intends", "estimates" and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the successful ability to secure any required financing; the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company's products; the absence of reimbursement for health care providers who use the Company's products, or the risk that reimbursement, if provided, will be inadequate; restrictions imposed by regulatory agencies such as the U.S. Food and Drug Administration; competitive developments; business conditions, growth in certain market segments, and the general economy; uncertainty that any patent protection will exclude competitors or that the Company's products do not infringe any intellectual property rights of others; and the risk factors set forth in Item 7, Item 7A, the Company's other SEC reports and the Company's press releases.

                                     PART I

ITEM 1.           BUSINESS.

General

         PLC Systems Inc. ("PLC" or the "Company") has developed a patented high-powered carbon dioxide ("CO(2)") laser system known as The Heart Laser-TM-System for use in the treatment of coronary artery disease in a surgical laser procedure, pioneered by the Company and its clinical investigators, known as transmyocardial revascularization ("TMR").

         TMR is a new laser based treatment for relieving debilitating pain in patients suffering from severe coronary artery disease ("CAD"). Each TMR procedure requires a sterile, single use, TMR kit containing assorted TMR handpieces, drapes and other disposable items. The Company's CO(2) laser is used by a cardiovascular surgeon to create between 20 and 40 tiny channels in the heart wall of a patient suffering from severe CAD. The Company's Heart Laser System was developed specifically for TMR and it is believed to be the only TMR system that can create a channel completely through the heart wall with a single laser pulse. In addition, the Company's Heart Laser System uses patented technology to fire this single laser pulse in the fraction of a second between a patient's heartbeats. This patented "synchronization" technology ensures that The Heart Laser System will only fire at a relatively safe point in a patient's heartbeat cycle when the heart is relatively still and unresponsive to stimuli. The procedure does not require a heart-lung bypass machine and is performed through a small incision between the patient's ribs while the patient's heart is beating.

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

         Over 5,500 patients have been treated with the Company's Heart Laser System in the United States and abroad. As of December 31, 1999, the Company had shipped 135 Heart Laser Systems worldwide.

RECENT DEVELOPMENTS

         Since the Company's last annual report on Form 10-K, the following significant events and accomplishments have occurred:

         MEDICARE REIMBURSEMENT BEGINS. On July 1, 1999, the Health Care Financing Administration ("HCFA") implemented nationwide coverage for Medicare patients receiving TMR with devices approved by the U.S. Food and Drug Administration (the "FDA"). The decision allows health care providers who use the PLC Heart Laser System to receive payment for TMR procedures performed on patients insured by Medicare. During the previous two years, HCFA had denied all coverage for Medicare patients receiving TMR. In October 1999, HCFA further announced that its TMR coverage policy included cases where TMR is used as an adjunct to coronary artery bypass grafting ("CABG").

         MANAGEMENT CHANGES AT PLC. During 1999, PLC's chief executive officer and chief financial officer resigned. A new chief financial officer was appointed in November 1999 and a new chief executive officer was appointed in December 1999. Mark R. Tauscher was appointed president, chief executive officer and a director of PLC on December 22, 1999. Mr. Tauscher has over 20 years of experience in medical product sales, marketing and management at companies including Quinton Instrument Company, Marquette Medical Systems and Hewlett Packard.

James G. Thomasch was appointed senior vice president of finance and administration, chief financial officer and treasurer on November 8, 1999. Mr. Thomasch is a certified public accountant with over 18 years of experience. Mr. Thomasch has served as chief financial officer for XRE Corporation and Angiographic Devices Corporation and as an audit manager for Arthur Andersen LLP. Most recently, Mr. Thomasch was the XRE division president and chief operating officer for Trex Medical Corporation.

         NEW DIRECTORS JOIN PLC'S BOARD. In September 1999, two new directors were appointed to PLC's Board of Directors, Alan H. Magazine and Kevin J. Dunn. For the past 10 years, Mr. Magazine served as president and chief executive officer of the Health Industry Manufacturer's Association , the largest worldwide association for medical technology companies. Prior to this, Mr. Magazine was the president and chief executive officer of the Foundation for American Economic Competitiveness and its operating arm, the Council on Competitiveness. Mr. Dunn is the senior managing director for the Boston office of The Robinson Humphrey Company, an investment banking firm. Previously, Mr. Dunn worked for Tucker Anthony Incorporated for over 15 years, most recently as senior managing director for the investment banking group and a director of the firm. In May 1999, Harold Capozzi, a PLC director since 1991, retired from the Board.

         PLC RECEIVES PMR PATENT. In 1999 PLC received U.S. Patent No. 5,893,848 covering a gauging system for monitoring the depth of channels created in percutaneous myocardial revascularization, known as "PMR" or "PTMR". Knowing the depth of channels created during PMR is believed to be important to performing PMR procedures safely and effectively.

         PLC RECEIVES ISO 9001 CERTIFICATION. In March 1999, PLC received ISO 9001 certification, allowing the Company to place the CE Mark on its products.

         PLC HEART LASER SYSTEM APPROVED FOR SALE IN SOUTH KOREA. In July 1999, the Korean Food and Drug Administration approved the PLC Heart Laser System for commercial distribution throughout South Korea.

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

         In November 1990, the Company received a Phase I Investigational Device Exemption ("IDE") for its Heart Laser System from the FDA. In approving the Phase I study, the FDA permitted the use of The Heart Laser System for patients considered not suitable for any other intervention. Phase I trials were performed by Dr. John Crew and completed in October 1991. In April 1992, the Company received Phase II clearance from the FDA to perform TMR on 50 patients at four clinical sites. This clearance was expanded to eventually include 201 patients at eight clinical sites. In 1995, the FDA approved three new IDEs for studies of TMR using The Heart Laser System. The first was a 100 patient randomized study (Phase III) comparing TMR patients to patients receiving medical management. The study was later expanded to 200 patients. The second study was a 400 patient randomized trial comparing TMR patients to patients receiving a second bypass surgery. The third study compared patients receiving TMR in conjunction with bypass surgery to patients receiving only bypass surgery.

         The Company recently undertook an effort to gather long-term (more than 12 months) data on its clinical study patients. The long-term TMR analysis included 70 patients at eight hospitals. Each patient had been suffering from severe coronary artery disease, including chronic angina, before receiving treatment with The Heart Laser System. The average age of the patients at enrollment was 63. The average preoperative angina class for the group was 3.8. Angina is measured in classes ranging from one to four, with one being the least painful and four being the most painful. After an average of 34 months following the TMR procedure, the group's average angina class was improved from 3.8 to 1.5. This was virtually unchanged from the
1.4 average angina class reported at 12 months postoperatively. In fact, three years after TMR with The Heart Laser System, 23% of the patients reported having no angina and 58% were in class 1 or 2.

         Since April 1992, the Company has received 21 U.S. patents relating to the underlying laser technology, the use of a laser on a beating heart, The Heart Laser System handpiece and other laser accessories. The Company also has 11 U.S. patent applications pending that cover various aspects of the technology for The Heart Laser System and the process by which a laser is used to revascularize the myocardium, as well as other laser technologies. The Company also holds a number of foreign patents and patent applications.

         On August 20, 1998, the Company received approval from the FDA to market The Heart Laser System throughout the U.S. to treat the estimated 80,000 domestic patients each year who suffer from severe coronary artery disease but cannot be treated with conventional coronary revascularization techniques such as bypass surgery or angioplasty. PLC was the first company to receive FDA approval to commercialize a product to perform TMR.

         The Company was incorporated pursuant to the COMPANY ACT of British Columbia, Canada on March 3, 1987. The Company transferred its jurisdiction of incorporation to the Yukon Territory of Canada in March 1999. The Company's principal offices and manufacturing facilities are located at 10 Forge Park, Franklin, Massachusetts 02038. The Company's telephone number is (508) 541-8800. As used herein, the term "Company" means, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais GmbH, PLC Medical Systems AG, PLC Medical Systems Asia/Pacific Pte Ltd and PLC Medical Systems Australia Pty Ltd.

CARDIOVASCULAR DISEASE AND CURRENT THERAPIES

         Today 60 million Americans are suffering from cardiovascular disease with over 12.2 million Americans suffering from coronary heart disease. Cardiovascular disease is the leading cause of death in the U.S., resulting in over 41% (or 950,000) of all deaths in the U.S. annually. Arteriosclerosis, the principal form of cardiovascular disease and primary cause of heart attacks, is characterized by a progressive accumulation of fatty deposits known as "plaque" in the walls of arteries and the resulting narrowing of the interior of the arteries. Arteriosclerosis reduces blood flow to the muscle wall ("myocardium") of the heart, causing ischemia and resulting angina and can further lead to a complete occlusion of the artery causing a heart attack. According to the 2000 Heart and Stroke Facts Statistics published by the American Heart Association (the "AHA"), approximately 607,000 coronary bypass operations and 447,000 balloon angioplasty procedures were performed in the U.S. in 1997. The AHA estimates the cost of cardiovascular disease in the year 2000 at $326.6 billion, including physician and nursing services, hospital and nursing home services, the cost of medications and lost productivity resulting from disability.

         Traditional treatment of atherosclerosis includes drug therapy, surgery and angioplasty. Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Conventional bypass surgery involves cutting open the patient's chest, cutting through the sternum, connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient's body to create a bypass around the diseased blood vessel and restarting the heart. Certain patients are not suitable for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some diabetics, and others who are too ill to survive the use of a heart lung machine.

         A less invasive alternative to bypass surgery is balloon angioplasty. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery. By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow.

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

         Management believes that TMR using The Heart Laser System is useful as a treatment for patients who have severe, stable angina and who are no longer candidates for either angioplasty or bypass because of either extensive disease or small coronary arteries. The FDA has approved The Heart Laser System for such patients. TMR is designed to be less invasive and less expensive than traditional bypass surgery, and may avoid the restenosis problem common with bypass surgery and balloon angioplasty by not targeting the coronary arteries for treatment. Also, with additional clinical research, TMR may be proven useful in conjunction with angioplasty or bypass surgery to obtain more complete revascularization.

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

TMR USING THE HEART LASER SYSTEM

         The main challenge in treating atherosclerosis is to allow adequate blood to flow to the heart muscle without significantly damaging the heart. The conventional and newer techniques described above are used to bypass, reopen or widen blocked or narrowed arteries and could eventually fail due to restenosis or natural disease progression. TMR using The Heart Laser System involves a different technique where channels are created into the myocardium as a means of supplying oxygen-rich blood from the left ventricular chamber into the ischemic myocardium. TMR does not target the coronary arteries for treatment.

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

These current anticipated benefits include:

         THERAPY FOR PATIENTS NOT SUITABLE FOR CORONARY BYPASS. The FDA has approved the use of The Heart Laser System for patients who have severe, stable angina and would otherwise not be suitable for coronary bypass surgery, and for whom other surgical or interventional techniques may not be available or advisable to alleviate the effects of atherosclerotic illness.

         POTENTIAL USE IN CONJUNCTION WITH BOTH CONVENTIONAL AND MINIMALLY INVASIVE CORONARY BYPASS. TMR may allow the surgeon to provide oxygenated blood to areas of the heart muscle that are not accessible by coronary bypass grafts. With the advent of the MIDCAB and OPCAB procedures, in which coronary artery bypass graft surgery is performed on a beating heart, Management believes that with additional clinical research, TMR may be found to be an effective complement to these procedures. TMR can be performed on the anterior, posterior and lateral walls of the heart while the MIDCAB procedure usually is only performed on the anterior wall of the heart. Further, although the OPCAB procedure can be performed on posterior and lateral walls of the heart, it generally entails great technical difficulty.

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

DEVELOPMENT OF MARKETING STRATEGY

         The Company's strategy is to establish TMR using The Heart Laser System as a standard of care for treating patients suffering from coronary artery disease. Currently, The Heart Laser System is commercially available in the U.S., the European Community (except France), China, South Korea, Taiwan and certain countries that do not require governmental approval for commercialization. The Company has submitted applications for government approval to sell The Heart Laser System in other countries including Japan.

         The Company has also developed a procedural kit, which includes single use surgical products to be used with

The Heart Laser System in performing TMR. The TMR procedure kit contains a set of handpieces, drapes and other TMR surgical accessories.

         The Company has developed a strategy to address the challenges of marketing high cost capital equipment by offering the Heart Laser System on a usage basis to hospitals. The structure of a particular usage based contract, including the length of contract, price billed per procedure and end of term options for purchase, depends primarily on whether the hospital is willing and able to commit to a certain minimum volume of procedures over a defined period of time. If the hospital cannot commit to a sufficient number of procedures, The Heart Laser System may be installed with usage fees billed as agreed upon with the hospital. The Company refers to this type of usage arrangement as a retained placement contract. Under a retained placement contract, placement and service fee revenue is recorded over the term of the usage agreement, and The Heart Laser System remains the property of the Company and is depreciated over the term of the usage agreement.

         If the hospital is willing and able to commit to a sufficient number of procedures such that the substantial risks and benefits of ownership of The Heart Laser System have transferred to the hospital, then the Company classifies the usage agreement as a minimum procedure sales contract. Under a minimum procedure sales contract, the Company records product revenue at a discounted present value of the guaranteed minimum procedure payments, and records product cost of sale at the time of acceptance of The Heart Laser System.

         Retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR. The Company's financing arrangements with leasing vendors enables the Company to monetize future payment streams associated with certain placements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing or direct purchase.

         The Heart Laser System is also sold to customers, and the related sterile handpieces and other disposables are sold separately for each procedure. These sales are classified as product sales.

         The Company has several different marketing strategies to sell or place The Heart Laser System and accessories depending upon the particular circumstances, including direct sales, sales through distributors, minimum procedure sales contracts, retained placements, rental, and leasing. Pricing varies depending upon the particular marketing strategy used and the country in which The Heart Laser System is sold.

         UNITED STATES. The Company is primarily using a direct sales force in the United States to market The Heart Laser System. The sales force is comprised of personnel with a high degree of professionalism and experience in the cardiovascular device business. The Company invested considerable resources in recruiting and training of the sales force in 1998 and 1999. Initial marketing efforts following FDA approval were directed at The Heart Laser System user, the cardiothoracic surgeon, whose influence is believed to be critical in a hospitals decision to purchase The Heart Laser System. Subsequent marketing efforts are expected to shift to hospital administration and referring physicians, with a focus on promoting the economics and viability of TMR as a new hospital technology and driving the growth of TMR procedures. No assurance can be given that such programs will be implemented successfully, or at all.

         Supporting the direct sales force is a promotional program that consists of electronic media advertising, public relations, direct mail, trade shows and educational symposia, all focused on disseminating critical information to decision makers and key purchase influencers.

         In 1999, PLC expanded its Center of Excellence training program to Texas Heart Institute in Houston. Since 1998, PLC and Rush Presbyterian Medical Center in Chicago have hosted a training program focused on educating prospective surgeons as well as surgeons from new and existing customer sites in the use of The Heart Laser System. These comprehensive programs facilitate interaction among experienced users enabling them to discuss best practices and focus on ensuring the best possible patient outcomes, including intensive discussions on patient selection and management. Course participants view live, narrated procedures via closed circuit television. Actual hands on training is also provided during the laboratory session.

         INTERNATIONAL. The Company currently markets The Heart Laser System overseas both directly and through distributors. International Sales (by origin) accounted for 12%, 30% and 54% of the Company's total revenues in 1999, 1998 and 1997 respectively. The Company had no sales by origin in Canada, its principle business location.

         PLC received the CE Mark for The Heart Laser System in the third quarter of 1995. The CE Mark allows the Company to sell The Heart Laser System commercially in European Community countries. Despite receiving the CE Mark, the French Ministry of Health instituted a commercial moratorium on TMR procedures in France in October 1997 (See "Government Regulation").

         In March 1999, PLC received ISO 9001 certification, allowing the Company to self certify and place the CE Mark on its products.

         In early 1999, the Company renewed its distribution agreement in Japan with Imatron Japan, Inc. ("Imatron") to distribute The Heart Laser System in Japan and complete the Japanese regulatory approval process. Along with the United States and Germany, Japan is believed to be one of the three largest markets in the world for products used in the treatment of cardiovascular disease. Imatron also distributes medical equipment in Japan for its parent, Imatron, Inc. a U.S. based manufacturer of diagnostic imaging equipment. Between 1995 and 1997, Imatron purchased 12 Heart Laser Systems from PLC to conduct clinical studies in Japan. PLC and Imatron submitted data from these studies to the Japanese Government in December 1998 in support of their application to market The Heart Laser System in Japan. The joint application is believed to be the first submitted by a laser revascularization company seeking to market its product in Japan. No assurance can be given that Japanese regulatory approval will be granted to The Heart Laser System.

         As of December 31, 1999, the Company had shipped 78 Heart Laser Systems to international markets. Foreign sales may be subject to certain risks, including foreign medical, electrical and safety regulations, export and import restrictions, tariffs and currency fluctuations.

PRODUCTS AND CUSTOMERS

         The Company develops and markets one principal product: The Heart Laser System. Approximately 89% of the Company's revenue in the fiscal year ended December 31, 1999, 90% in the fiscal year ended December 31, 1998 and 93% in the fiscal year ended December 31, 1997 was derived from The Heart Laser System. No single customer accounted for more than 10% of the Company's revenues in fiscal 1999 or 1998. In 1997, Imatron, the Company's exclusive distributor in Japan, accounted for approximately 20% of the Company's revenues.

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

GOVERNMENT REGULATION

         The Heart Laser System, as well as other medical devices that have been and are being developed by the Company, are subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act, as amended, (the "FDC Act"), the FDA regulates the design, development, manufacturing and clinical testing, installation, servicing, labeling, distribution and promotion of medical devices in the U.S. The Company's laser products are subject to additional FDA regulation under the radiation health and safety provisions of the FDC Act, which imposes labeling and other safety requirements related to radiation hazards. In addition, various foreign countries in which the Company's products are or may be sold impose additional regulatory requirements.

         On August 20, 1998, the Company received approval from the FDA to market The Heart Laser System throughout the U.S. to treat the estimated 80,000 domestic patients each year who suffer from severe coronary artery disease but cannot be treated with conventional coronary revascularization techniques such as bypass surgery or angioplasty. PLC was the first company to receive FDA approval to commercialize a product to perform TMR. FDA imposed certain post-approval requirements as conditions of its August clearance. These requirements include a 600 patient post-market study to further assess mortality, a specific "TMR" surgical informed consent and certain disclaimers placed on all promotion and advertising materials.

         Once a product obtains market approval, any material modifications to the existing design or manufacturing process as well as any desire to change its labeling (i.e., intended use) must be approved by the FDA. The Company intends to continuously improve The Heart Laser System after market introduction and may therefore submit future Investigational Device Exemption ("IDE"), Pre-Market Approval ("PMA") and PMA supplement applications to the FDA. No assurance can be given that approval of such new IDEs, PMAs or PMA supplements will be received from the FDA on a timely basis, or at all.

         The international regulatory approval process varies from country to country and is subject to change in a given country as regulatory requirements change. There is no assurance that foreign regulatory authorities will allow (or will continue to allow) the use or sale of The Heart Laser System in a particular country on a timely basis, or at all.

         In addition, regulatory authorities can suspend or modify approvals previously granted in certain circumstances. For example, the French Ministry of Health instituted a commercial moratorium on TMR procedures in France in October 1997. The French Ministry of Health deemed the procedure to be "experimental", although The Heart Laser System had been approved for commercial distribution in the European Community since 1995. As a result, TMR can only be performed within the context of a clinical study in France. An evaluation of the safety of The Heart Laser System is currently under review by a panel of French experts. There can be no assurance that the Company will be successful in having the moratorium lifted or that other countries will not impose restrictions on the use or sale of the Company's products.

         As a device manufacturer, the Company is also required to register with the FDA. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's Quality Systems regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require that the Company provide information to the FDA on death or serious injuries alleged to have been caused or contributed to by the use of its products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also prohibits an approved device from being marketed for unapproved uses. The Company's laser products are subject to periodic inspection under the radiation health and safety provisions of the FDC Act for compliance with labeling and other safety regulations. If the FDA believes that a company is not in compliance with the law, proceedings can be instituted to detain or seize products or force notification and correction of hazards or defects (including a recall), enjoin future violations and assess civil and criminal penalties against the Company, its officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

         Heath care providers, such as hospitals and physicians, that purchase medical devices such as The Heart Laser System for use on their patients generally rely on third party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.

         In February 1997, the Health Care Financing Administration ("HCFA") published a national non-coverage instruction for TMR. It is not unusual for HCFA to deny reimbursement for procedures performed using devices that have not yet received FDA approval. The non-coverage instruction applied to procedures performed on or after May 19, 1997 on Medicare beneficiaries.

         On August 20, 1998, the Company received approval from the FDA to market The Heart Laser System throughout the U.S. to treat the estimated 80,000 domestic patients each year who suffer from severe coronary artery disease but cannot be treated with conventional coronary revascularization techniques such as bypass surgery or angioplasty. PLC was the first company to receive FDA approval to commercialize a product to perform TMR.

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

         In February 1999, HCFA rescinded the national non-coverage instruction for TMR implemented in May 1997 and announced that Medicare will provide coverage for TMR procedures performed with devices approved by the FDA. The decision set a new coverage policy to allow payment for TMR consistent with FDA-approved uses of TMR devices effective July 1, 1999.

         In October 1999, HCFA issued an addendum clarifying Medicare coverage for TMR procedures. In response to questions from practicing physicians, HCFA announced that Medicare coverage would be provided in cases where TMR is used as an adjunct to coronary artery bypass grafting (CABG).

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

         Certain private insurance companies and health maintenance organizations currently provide reimbursement for TMR procedures performed with the Company's products. No assurance can be given, however, that these payers will continue to reimburse health care providers who perform TMR procedures using the Company's products. Further, no assurance can be given that additional payers will reimburse health care providers who perform TMR procedures using the Company's products or that reimbursement, if provided, will be timely or adequate. In addition, the market for the Company's products could be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement policies and procedures.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. No claims have been made against The Heart Laser System to date. The Company maintains product liability insurance with per claim and aggregate coverage limits of $10 million, subject to a $50,000 per occurrence and $250,000 aggregate self-insured deductible. No assurance can be given that product liability claims, if brought, will not exceed such insurance coverage limits, that such claims will not have a material adverse effect on the Company or that such insurance will be available on commercially reasonable terms or at all.

PROPRIETARY PROCESSES, PATENTS, LICENSES AND OTHER RIGHTS

         The Company's policy is to file patent applications to protect its technology, inventions and product improvements. The Company also relies on trade secret protection for certain confidential and proprietary information.

         Since April 1992, the Company has received 21 U.S. patents, of which 16 involve The Heart Laser System and its related technologies. These patents have terms which expire from 2009 through 2017 and cover the underlying laser technology needed to create a pulsed, fast flow laser system,the use of a laser on a beating heart to revascularize the heart using TMR, and the system used to time the heart's contractions to synchronize the laser firing at the correct time. The Company also has eleven U.S. patent applications pending relating to The Heart Laser System handpiece, other technology used in The Heart Laser System, technology associated with minimally invasive surgical techniques and technologies associated with percutaneous myocardial revascularization.

         In April 1996, the Company received patents from the European Patent Office and the Japanese Patent Office providing patent protection on its heart synchronization technology. A patent covering this technology was also issued in April 1997 in Canada. Additional Japanese-issued patents cover a TMR handpiece, a self-aligning coupler for a laser endoscope, laser beam manipulation and a laser beam status indicator. In December 1996, a patent was issued in Canada covering a self-aligning coupler for a laser endoscope. The Company has numerous patents pending related to The Heart Laser System and its components in various international patent offices. The Company expects to file additional patent applications in the next year, although there can be no assurance that any additional applications will be filed or that any additional patents will be issued.

         In January 1999, CardioGenesis Corporation ("CardioGenesis"), a competitor of the Company that subsequently merged with Eclipse Surgical Technologies, Inc., agreed to the validity and enforceability of certain of the Company's patents in connection with a settlement of certain litigation between the companies. The patents, U.S. Patent No. 5,125,926 and related international patents, cover the Company's proprietary synchronization technology, which the Company believes is a critical factor in increasing the safety of TMR and PMR procedures. PLC granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over of the life of the patents. A minimum of $2.5 million will be paid to the Company in connection with this license agreement. (See Item 3. "Legal Proceedings").

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

         The Company also relies upon unpatented proprietary technology and trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that the Company can meaningfully protect its rights in such unpatented technology. In addition, others may hold or receive patents, which contain claims that may cover products developed by the Company.

         The Company believes its patents to be valid and enforceable. However, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The Company believes that the majority of TMR procedures completed worldwide to date have been performed using The Heart Laser System. As of December 31, 1999, over 5,500 TMR procedures had been performed using The Heart Laser System. In addition, the Company believes that the majority of peer reviewed medical journal articles on TMR report results of TMR procedures performed with The Heart Laser System.

         A number of other companies have entered or are attempting to enter the TMR market. These companies are believed to be using other types of lasers such as holmium and excimer lasers. Holmium and excimer lasers have different physical properties and interact differently with human tissue than the Company's CO(2) laser. The Company believes that The Heart Laser System is the only TMR product that can create a channel completely through the heart wall with a single laser pulse. Research conducted at the Texas Heart Institute in animal models has indicated that the Company's synchronized, single pulse CO(2) laser may cause significantly less damage to the heart than a holmium laser used to perform TMR. Holmium lasers currently used for TMR are not capable of creating a patent channel in one pulse, and must therefore use a fiber-optic probe that "drills" its way from the outside of the heart to the blood-filled left ventricle. The presence of the probe within the heart muscle may contribute to an increased risk of arrhythmias. Moreover, since four to seven firings are required to create a channel, channels formed in the heart wall by such holmium systems have been observed to be jagged and segmented. The Company believes that there is an opportunity to successfully differentiate its CO(2) laser and plans to implement an appropriate marketing effort accordingly. No assurance can be given that such a marketing effort will be implemented successfully, or at all.

         The Company believes several companies are developing "percutaneous" methods of performing TMR, known as "PMR". PMR procedures are performed via a catheter inserted through an incision in a patient's leg. The Company has a proprietary PMR development program underway. PMR may provide a less invasive method of creating channels in a human heart if it can be proven safe and effective. No assurance can be given that the Company's PMR development program will be successful.

         The Company's two principal competitors, Eclipse Surgical Technologies, Inc. ("Eclipse") and CardioGenesis Corporation ("CardioGenesis"), merged on March 17, 1999. Both companies have holmium laser systems. In February 1999, Eclipse received FDA approval to market its holmium laser in the U.S. to perform TMR. According to public information, the laser revascularization systems developed by Eclipse and CardioGenesis may be adaptable to be used to perform both TMR and PMR procedures.

         Many treatments are available for coronary artery disease. The Company believes that the primary competitive factors in the medical treatment of coronary artery disease are clinical safety and efficacy, product safety and reliability, regulatory approval, availability of reimbursement from insurance companies and other payers, product quality, price, reputation for quality, customer service and ease of use. The Company believes that its competitive success will be based on its ability to create and maintain scientifically effective and safe technology, obtain required regulatory approvals, obtain third party reimbursement for use of its products, attract and retain key personnel, obtain patent or other protection for its products and successfully differentiate, price, manufacture and market its products either directly or through outside parties.

         The Company believes that the primary competitive factors within the interventional cardiovascular market are the ability to treat safely and effectively various types of coronary disease, physician familiarity with and acceptance of the procedure, third party reimbursement policies, and to a lesser extent, ease of product use, product reliability and price.

         The medical care products industry is characterized by extensive research efforts and rapid technological progress. New technologies and developments are expected to continue at a rapid pace in both industry and academia. Competition in the market for surgical lasers and for the treatment of cardiovascular disease is intense and is expected to increase. Management believes that The Heart Laser System must compete not only with TMR and PMR systems, but also with medical management (drugs) and other coronary procedures (e.g. coronary bypass, balloon angioplasty, atherectomy, laser angioplasty and stents). Many of the companies manufacturing these products have substantially greater resources and experience than the Company and represent significant competition for the Company. Such companies may succeed in developing products that are more effective or less costly in treating coronary disease than The Heart Laser System and may be more successful than the Company in manufacturing and marketing their products. No assurance can be given that the Company's competitors or others will not succeed in developing technologies, products or procedures that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Although the Company will continue to work to develop new and improved products, the advent of either new devices or new pharmaceutical agents could hinder the Company's ability to compete effectively and have a material adverse effect on its business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $2,672,000, $4,468,000 and $5,158,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Since The Heart Laser System received final approval from the FDA in late August 1998, there has been a significant reduction in research and development expenses related to clinical trials. The Company continues to refine The Heart Laser System and is currently designing and developing next generation products and technologies, including less invasive methods of performing myocardial revascularization including catheters and other percutaneous delivery devices. Several other companies are developing "percutaneous" methods of performing TMR, known as "PMR". PMR procedures are performed via a catheter inserted through an incision in a patient's leg. The Company has a proprietary PMR development program underway. PMR may provide a less invasive method of creating channels in a human heart if it can be proven safe and effective. No assurance can be given that the Company's PMR development program will be successful.

         The Company continues to monitor all technologies that may be applicable to TMR to keep it at the forefront of this field. No assurance can be given that the Company's research and development goals will be implemented successfully or that the Company will maintain its position in this market.

EMPLOYEES

         As of March 13, 2000, the Company had 48 full-time domestic employees, including its executive officers. Of these, 16 are employed in general and administrative activities, 19 are involved in sales and marketing, 7 are involved in research and development and 6 are involved in manufacturing. The Company also employs one part-time employee. None of the Company's employees are represented by a union. In addition, the Company has 9 full time employees/consultants for its international operations. Management considers its relations with employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY.

         Since September 1996, the Company has leased its current 37,000 square foot facility in Franklin, Massachusetts where it maintains its principal executive offices and manufacturing operations. The lease expires in August 2001. The lease provides for two renewal periods of three years each. The total base rental payments for the term of the lease are approximately $296,400 per year plus operating and maintenance costs and real estate taxes.

ITEM 3.           LEGAL PROCEEDINGS.

         In September 1996, CardioGenesis filed a civil lawsuit in the United States District Court for the Northern District of California asking the court to declare the Company's synchronization patent (U.S. Patent No. 5,125,926) invalid and unenforceable, or, alternatively, to find that CardioGenesis' TMR and PMR lasers do not infringe this patent. The Company filed a counterclaim alleging that all of CardioGenesis' TMR and PMR lasers infringe U.S. Patent No. 5,125,926. In January 1997, CardioGenesis filed an opposition in the European Patent Office to have the Company's German synchronization patent declared invalid. In April 1997, the Company filed an infringement lawsuit against CardioGenesis and one of its distributors in the Munich District Court alleging that CardioGenesis' TMR and PMR lasers infringe the Company's German synchronization patent. The PLC patents at issue in these lawsuits cover the Company's synchronization technology, which the Company believes is a critical factor in increasing the safety of TMR and PMR procedures.

         In January 1999, the Company settled its outstanding patent infringement litigation with CardioGenesis who subsequently merged with Eclipse Surgical Technologies, Inc. Under the settlement, CardioGenesis agreed that U.S. Patent No. 5,125,926 and related international patents of the Company are valid and enforceable. PLC granted CardioGenesis a non-exclusive worldwide license to these patents in exchange for the payment of a license fee and ongoing royalties over the life of the patents (at least 10 years unless the patents are all held invalid in future lawsuits). As part of the settlement, CardioGenesis agreed to pay the Company:

         -        a minimum of $2.5 million over the next 42 months; and

         - license fees and ongoing royalties on sales of all covered products for at least 10 years (unless the patents are all held invalid in future lawsuits).

         In July 1997, an FDA advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two of these suits were voluntarily dismissed. The Company moved to dismiss all claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims in the federal suit. The parties filed cross motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all remaining claims in the federal suit. The Company has also been named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998 (hereafter referred to as the "state suit") seeking over $2 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The Company cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these lawsuits, but an unfavorable outcome could have a material adverse effect on the Company's business, financial position and results of operations. The Company believes that it has meritorious defenses to these litigation matters and continues to vigorously defend itself in these matters.

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

         In November 1998, a hospital in France, Centre Medico Chirurgical Foch ("Foch Hospital"), sued the Company's Portuguese subsidiary, PLC Sistemas Medicos Internacionais Lda., and a third party, Johnson & Johnson Leasing GmbH, in Paris, France alleging breach of contract. In October 1997, the French Ministry of

Health suspended commercial use of TMR devices in France. Foch Hospital is seeking reimbursement of lease payments made for The Heart Laser System. The Company intends to vigorously defend itself in this matter. A hearing on the merits of the case has been held, however no decision has been rendered and a meaningful estimate of the loss that could result from this matter has not been made. However, the Company does not believe that the loss, if any, would have a material adverse impact on the Company's financial condition.

         The Company is not involved in any other litigation of a material nature.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since September 17, 1992, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "PLC". From March 3, 1992 through September 16, 1992, the Company's Common Stock was traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On March 13, 2000 the closing sale price of the Company's Common Stock was $3.75 per share.

         For the periods indicated, the following table sets forth the range of high and low sales prices for the Common Stock from January 1, 1998.

                                                                                      SALES
                                                                                      -----
                                                                             HIGH               LOW
                                                                             ----               ---
1998
----

First Quarter..........................................................          $19.50              $7.75
Second Quarter.........................................................          $22.00              $9.13
Third Quarter..........................................................          $12.88              $3.25
Fourth Quarter.........................................................           $7.13              $2.75

1999
----

First Quarter..........................................................           $7.44              $2.38
Second Quarter.........................................................           $4.88              $2.31
Third Quarter..........................................................           $4.88              $2.63
Fourth Quarter.........................................................           $3.19              $1.81

2000
----

First Quarter (through March 13, 2000).................................           $4.63              $2.06

         As of March 13, 2000, there were approximately 728 record holders of the Company's Common Stock. Management believes that there are approximately 16,000 beneficial owners of the Company's Common Stock.

DIVIDENDS

         The Company has never paid cash dividends. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data with respect to the Company for the five years ended December 31, 1999, are derived from the audited financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein.

                             SELECTED FINANCIAL DATA

                                                               FOR THE YEARS ENDED DECEMBER 31
                                       -------------- ---------------- --------------- --------------- ----------------
                                                1999             1998            1997            1996             1995
                                                ----             ----            ----            ----             ----
                                                    (ALL AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenue:

Product sales.................               $ 8,400          $ 3,088         $ 5,687          $9,082          $11,938

Placement and service fees....                 3,236            2,605           3,254           2,790            1,407

Costs and expenses:

Cost of product sales.........                 3,615            1,945           2,721           2,911            4,177

Cost of placement and service fees             2,061            2,622           2,595           1,155              386

Selling, general and administrative           10,054           13,718          13,049           7,023            5,035

Research and development .....                 2,672            4,468           5,158           2,835            2,246
                                              ------           ------          ------          ------           -----

Income (loss) from operations.                (6,766)         (17,060)        (14,582)         (2,052)           1,501

Other income..................                   211              457             178             512              588
                                              ------           ------          ------          ------           -----

Income (loss) before income taxes             (6,555)         (16,603)        (14,404)         (1,540)           2,089

Provision for income taxes....                    --               --              --              --               85
                                              ------           ------          ------          ------           -----

Net income (loss).............               $(6,555)        $(16,603)       $(14,404)        $(1,540)          $2,004
                                             =======         ========        ========         ========          ======

Net income (loss) per share - Basic          $  (.32)         $  (.86)        $  (.84)         $ (.09)          $  .13
                                             =======          =======         =======          =======          ======

Net income (loss) per share - Diluted        $  (.32)         $  (.86)        $  (.84)         $ (.09)          $  .12
                                             =======          =======         =======          =======          ======

Shares used to compute net
 income (loss) per share - Basic              20,675           19,218          17,050          16,376           15,868

Shares used to compute net
 income (loss) per share - Diluted            20,675           19,218          17,050          16,376           16,590

                                                                       As of December 31
                                      -------------- --------------- ---------------- --------------- ----------------
                                               1999            1998             1997            1996             1995
                                               ----            ----             ----            ----             ----
BALANCE SHEET DATA:

Working capital ..............                $5,459           $5,050          $12,793        $11,245          $13,541
Total assets..................                15,319           16,257           27,017         19,417           18,290
Long term obligations.........                    --               37              121             27               32
Secured borrowings ...........                 2,082               --               --             --               --
Stockholders' equity .........                 8,885           10,662           19,009         16,467           15,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company offers placement, purchase and leasing alternatives to customers interested in acquiring The Heart Laser System. The Company has developed a strategy to address the challenges of marketing high cost capital equipment by offering The Heart Laser System on a usage basis to hospitals. The particular structure of a usage based contract, including the length of contract, price billed per procedure and end of term options for purchase, depends primarily on whether the hospital is willing and able to commit to a certain minimum volume of procedures over a defined period of time. If the hospital cannot commit to a sufficient number of procedures, The Heart Laser System may be installed with usage fees billed as agreed upon with the hospital. The Company refers to this type of usage arrangement as a retained placement contract. Under a retained placement contract, placement and service fee revenue is recorded over the term of the usage agreement and The Heart Laser System remains the property of the Company and is depreciated over the term of the usage agreement.

         If the hospital is willing and able to commit to a sufficient number of procedures such that the substantial risks and benefits of ownership of The Heart Laser System have transferred to the hospital, then the Company classifies the usage agreement as a minimum procedure sales contract. Under a minimum procedure sales contract, the Company records product revenue, at a discounted present value of the guaranteed minimum procedure payments, and records product cost of sale at the time of acceptance of The Heart Laser System.

         The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR. The Company's financing arrangements with leasing vendors enables the Company to monetize future payment streams associated with certain agreements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing, or direct purchase.

         The Heart Laser System is also sold to customers, and the related sterile handpieces and other disposables are sold separately for each procedure. These sales are classified as product sales.

         Customers are given the option to purchase service contracts to cover the cost of maintaining The Heart Laser System beyond the applicable warranty period. These service revenues are recorded ratably over the service contract and are classified as a component of placement and service fees.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues of $11,636,000 for the year ended December 31, 1999 increased $5,943,000 or 104% when compared to total revenues of $5,693,000 for the year ended December 31, 1998. For the year ended December 31, 1999, product sales of $8,400,000 increased $5,312,000 or 172% when compared to product sales of $3,088,000 for the year ended December 31, 1998. The major factors in both increases are primarily due to the 1999 periods reflecting increased sales of The Heart Laser System and related disposables due to the Company's receipt of FDA approval to market the Heart Laser System in August 1998, as well as license and royalty fees associated with the CardioGenesis settlement.

         Placement and service fees of $3,236,000 for the year ended December 31, 1999 increased 24% from placement and service fees of $2,605,000 for the year ended December 31, 1998. In May 1997, the Health Care Financing Administration ("HCFA") instituted a non-coverage policy for transmyocardial revascularization ("TMR") procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with delays in the FDA Pre-Market Approval ("PMA") process, caused the Company to examine its contractual requirements during 1997 and amend substantially all of its retained placement contracts, temporarily replacing contractual minimum billings with actual usage billings. Following approval of the PMA by the FDA on August 20, 1998, the Company renegotiated usage agreements with its customers on a case-by-case basis. The 1999 period reflects revenue from these retained placement contracts with the renegotiated usage agreements following FDA approval. The 1998 period reflects revenue primarily from retained placement contracts with actual usage billings.

         Total gross profit increased to $5,960,000 or 51% of total revenues for the year ended December 31, 1999 as compared with the gross profit of $1,126,000 or 20% of total revenues for the year ended December 31, 1998. In the 1998 period, the Company did not generate sufficient sales volume to efficiently cover manufacturing costs, resulting in lower gross margins. In 1999, gross margins improved as a result of an increase in sales volumes and manufacturing cost reductions implemented by the Company.

         Selling, general and administrative expenses of $10,054,000 for the year ended December 31, 1999 decreased $3,664,000 or 27% when compared with expenses of $13,718,000 for the year ended December 31, 1998. This reduction is primarily due to a restructuring of the Company's workforce in April 1999. The 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce.

         Research and development expenditures of $2,672,000 decreased $1,796,000 or 40% for the year ended December 31, 1999 when compared with expenditures of $4,468,000 for the year ended December 31, 1998. The decreases in 1999 compared to 1998 reflect the reduced demands for clinical study compilation and data preparation following the FDA approval for The Heart Laser System in August 1999. In addition, in April 1999, the Company reduced its workforce, and the 1999 periods reflect reduced headcount and compensation and related benefits related to the reduced workforce.

         Other income of $211,000 for the year ended December 31, 1999 decreased $246,000 or 54% when compared to other income of $457,000 for the year ended December 31, 1998, primarily due to lower interest income as a result of lower average cash balances in 1999 as compared to 1998.

         There was no provision for income tax for the years ended December 31, 1999 or 1998 due to the net losses of $6,555,000 and $16,603,000, respectively.

         The Company incurred a net loss for the year ended December 31, 1999 of $6,555,000 compared with a net loss of $16,603,000 for the year ended December 31, 1998. The smaller net loss resulted from higher total revenues and higher gross margin dollars coupled with lower overall operating expenses in 1999 when compared with 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues of $5,693,000 for the year ended December 31, 1998 decreased $3,248,000 or 36% when compared to total revenues of $8,941,000 for the year ended December 31, 1997. For the year ended December 31, 1998, product sales of $3,088,000 decreased $2,599,000 or 46% when compared to product sales of $5,687,000 for the year ended December 31, 1997. The major factor in these decreases is the decline in the number of sales transactions in 1998. In 1998, the Company recorded revenue on six sales compared with revenue recognition on ten sales in 1997.

         Placement and service fees of $2,605,000 for the year ended
December 31, 1998 decreased 20% from placement and service fees of $3,254,000 for the year ended December 31, 1997. Although the Company increased the number of its retained placement contracts in 1998, revenue from these contracts decreased. In May 1997, HCFA instituted a non-coverage policy for TMR procedures performed on Medicare patients in the United States. The HCFA announcement, coupled with delays in the FDA PMA process, caused the Company to examine its contractual requirements during 1997 and amend substantially all of its retained placement contracts, temporarily replacing contractual minimal billings with actual usage billings. Following receipt of the PMA from the FDA on August 20, 1998, the Company renegotiated usage agreements with the customer based on a case-by-case basis.

         Total gross profit decreased to $1,126,000 or 20% of total revenues for the year ended December 31, 1998 as compared with total gross profit of $3,625,000 or 41% of total revenues for the year ended December 31, 1997. This decrease resulted from three factors. First, the decrease in revenue in 1998 generated fewer gross margin dollars as compared to 1997. Second, the Company produced fewer of The Heart Laser Systems than planned in 1998, resulting in unfavorable manufacturing variances. These unfavorable manufacturing variances would continue until production increases to levels which will fully absorb manufacturing overhead. Third, depreciation on The Heart Laser Systems shipped pursuant to placement contracts increased at a greater rate than the corresponding revenue generated from placement contracts.

         Selling, general and administrative expenses of $13,718,000 for the year ended December 31, 1998 increased $669,000 or 5% when compared with expenses of $13,049,000 for the year ended December 31, 1997. The increase in 1998 reflects sales and marketing expenses incurred to initiate rapid commercialization of The Heart Laser System upon receipt of the PMA.

         Research and development expenditures of $4,468,000 decreased $690,000 or 13% for the year ended December 31, 1998 when compared with expenditures of $5,158,000 for the year ended December 31, 1997. The decrease in 1998 compared to 1997 reflects the reduced demands for clinical study compilation and data preparation following the FDA panel recommendation of approval for The Heart Laser System, offset in part by higher costs associated with the development of new products.

         Other income of $457,000 for the year ended December 31, 1998 increased $279,000 or 157% when compared to other income of $178,000 for the year ended December 31, 1997, primarily because of gains recorded in connection with foreign currency transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $4,467,000

         Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a commercial company with complete sales, marketing and production capabilities.

         During 1999, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions and establishment of third party financing alliances to enable the Company to obtain an upfront cash payment on certain of its minimum procedure sales contracts. In April 1999, the Company announced a workforce restructuring to further reduce operating expenses and concentrate the Company's resources on its sales efforts. The restructuring eliminated 27 of the 91 positions within the Company as of April 23, 1999. During 1999, the Company also sold 1,316,140 shares of common stock resulting in proceeds to the Company (net of all issuance costs) of approximately $3,800,000 to fund working capital requirements.

         Most recently, on March 28, 2000, the Company closed an equity financing with two institutional investors at $2.00 per share. In conjunction with this offer, the Company sold 2,683,000 shares of common stock, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,000,000 and issued the placement agent a three year warrant for 61,326 shares of common stock at $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         While the Company is encouraged by recent developments with respect to FDA approval and Medicare coverage for TMR procedures, the historical absence of widespread reimbursement for the TMR procedure by third party payers has limited demand for and use of The Heart Laser System. Although Medicare reimbursement began in July 1999, and some private insurance plans have begun reimbursing health care providers for TMR procedures using The Heart Laser System, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System. Management believes that its existing cash resources and cash from operations will meet working capital requirements over the next twelve months. However, unanticipated decreases in operating revenues, increases in expenses or further delays in the process of third party payers providing reimbursement to healthcare providers, may adversely impact the Company's cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of The Heart Laser System or that the Company will be able to operate profitably on a consistent basis. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company's ability to continue to realize assets and satisfy liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects of these uncertainties.

         During the year ended December 31, 1999, the Company incurred a net loss of $6,555,000, which resulted in the use of approximately $3,793,000 to support operations. Cash used by investing activities was approximately $585,000 and primarily related to PLC's retained placement contract activity. Cash provided by financing activities was approximately $3,979,000 and primarily related to the net proceeds of $3,803,000 obtained from the sale of the Company's common stock, $242,000 in secured borrowings, offset by principal payments on capital lease obligations of $66,000.

         At December 31, 1999, the Company had U.S. net operating loss carryforwards of approximately $40.8 million available to reduce future taxable income, which expire at various dates through 2013, and the Company had foreign net operating loss carryforwards of approximately $4.4 million. In addition, various other deferred tax assets have been generated related primarily to intercompany profit, accruals, and research and development tax credits. Because the Company believes that, as of December 31, 1999, it is more likely than not, that all of the deferred tax assets will not be realized, no tax benefit for prior year losses and other deferred items has been provided. These amounts could provide a benefit to the Company in the future in profitable years, subject to the expirations noted.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 5 in the accompanying consolidated financial statements for further discussion.

         YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not incur material expenses in 1999 in connection with remediating its systems to become Year 2000 ready. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors through the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed completely.

RISK FACTORS

OUR COMPANY HAS A HISTORY OF OPERATING LOSSES

         PLC Systems Inc. was founded in 1987. We have incurred operating losses in every year of our existence except 1995. We have incurred net losses of $6,555,000 for the year ended December 31, 1999, $16,603,000 for the year ended December 31, 1998 and $14,404,000 for the year ended December 31, 1997. As of December 31, 1999, we had an accumulated deficit of $74,691,000. We have not achieved profitability and expect to continue to incur net losses for at least the next fiscal year. Moreover, although our business is not seasonal in nature, our revenues tend to vary significantly from fiscal quarter to fiscal quarter.

OUR COMPANY IS DEPENDENT ON ONE PRINCIPAL PRODUCT

         We develop and market one principal product: a patented high-powered carbon dioxide laser system known as The Heart Laser System and related disposables. Approximately 89% of our revenue in the fiscal year ended December 31, 1999 and 90% in the fiscal year ended December 31, 1998 was derived from The Heart Laser System.

OUR COMPANY MAY BE UNABLE TO RAISE NEEDED FUNDS

         As of December 31, 1999, we had cash and cash equivalents totaling $4,467,000, a decrease of $379,000 from the balance of $4,846,000 we had as of December 31, 1998. Based on our current operating plan, we anticipate that our existing capital resources, together with cash from operations, should be sufficient to meet our working capital requirements over the next twelve months. If our business does not progress in accordance with our current business plan, we may need to raise additional funds. We are currently exploring a number of alternatives to raise additional capital. We may not be able to raise additional capital upon satisfactory terms or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

IN ORDER TO COMPETE EFFECTIVELY, THE HEART LASER SYSTEM NEEDS TO GAIN COMMERCIAL ACCEPTANCE

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

         - train heart surgeons to perform TMR procedures using The Heart Laser System; and

         - obtain widespread insurance reimbursement for the TMR procedure.

To date, we have trained only a limited number of heart surgeons and will need to expand our marketing and training capabilities.

         Although The Heart Laser System has received FDA approval and the CE Mark, it has not yet received widespread commercial acceptance. If we are unable to maintain regulatory approvals or to achieve widespread commercial acceptance of The Heart Laser System, our business, financial condition and results of operations will be materially and adversely affected.

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

RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY COULD MAKE THE HEART LASER SYSTEM OBSOLETE

         Our industry is characterized by rapid technological change and intense competition. New technologies and products and new industry standards will develop at a rapid pace. They could make The Heart Laser System obsolete. The advent of new devices and procedures and advances in new drugs and genetic engineering are especially threatening. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of our customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of our competitors.

         Many of our competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities. Our competitors' products use different types of lasers than we use in The Heart Laser System, including holmium and excimer lasers that may gain more widespread market acceptance than The Heart Laser System. In addition, we believe that several companies are attempting to develop less invasive methods of performing TMR procedures. These new methods may eliminate the need to make an incision in the patient's chest, reducing costs and speeding recovery. These new technologies and methods may erode the potential TMR market, which could have a material adverse effect on our business, financial condition and results of operations.

WE MUST RECEIVE AND MAINTAIN GOVERNMENT APPROVAL IN ORDER TO MARKET OUR PRODUCT

         GENERAL

         The Heart Laser System and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the United States and to similar regulatory requirements in other major markets, including the European Community and Japan. To date, we have received regulatory approval in the United States and have the ability to market The Heart Laser System in the European Community (excluding France). We have not received regulatory approval in Japan. Without regulatory approval, we cannot market The Heart Laser System in Japan. Even if granted, regulations may significantly restrict the use of The Heart Laser System. The process of obtaining and maintaining required regulatory approval is lengthy, expensive and uncertain.

         UNITED STATES -- ALTHOUGH WE HAVE RECEIVED FDA APPROVAL, THE FDA HAS RESTRICTED THE USE OF THE HEART LASER SYSTEM AND COULD REVERSE ITS APPROVAL AT ANY TIME

         In August 1998, we received FDA approval to market a laser system for TMR procedures. However, the FDA:

         - has not allowed us to market The Heart Laser System to treat patients whose condition is amenable to conventional treatments, such as heart bypass surgery and angioplasty; and

         - could reverse its ruling and prohibit use of The Heart Laser System at any time.

         EUROPE -- ALTHOUGH WE HAVE THE ABILITY TO MARKET OUR PRODUCT IN THE EUROPEAN COMMUNITY, THE MEMBERS OF THe EUROPEAN COMMUNITY COULD, AND FRANCE HAS, PROHIBITED COMMERCIAL USE OF THE HEART LASER SYSTEM

         The Heart Laser System received the CE Mark from the European Community in 1995. However:

         - the European Community could reverse its ruling and prohibit use of The Heart Laser System at any time;

         -        we cannot market The Heart Laser System in France; and

         - other European Community countries could prohibit or restrict use of The Heart Laser System.

Despite receiving the CE Mark, The French Ministry of Health instituted a commercial moratorium on TMR procedures in October 1997. In its opinion, the procedure is considered to be experimental and should only be performed within the context of a clinical study. An evaluation of the safety of The Heart Laser System is currently under review by a panel of French experts. There can be no assurance that this moratorium will be lifted on a timely basis or at all.

         ASIA -- WE CANNOT MARKET OUR PRODUCT IN MAJOR ASIAN MARKETS UNTIL WE RECEIVE GOVERNMENT APPROVAL

         We believe that Japan represents the largest potential market for The Heart Laser System in Asia. Prior to marketing The Heart Laser System in Japan, we must receive approval from the Japanese Government. This approval requires a clinical study in Japan with at least 60 patients. This study was completed in 1998. Although the results of this study have been submitted to the Japanese Government, we do not know whether the clinical study will be sufficient or when, if ever, we will receive approval to sell The Heart Laser System in Japan.

         Additional regulatory applications are pending in Taiwan. We cannot be sure when, if at all, we will obtain regulatory approval in any particular country.

ASSERTING AND DEFENDING INTELLECTUAL PROPERTY RIGHTS MAY IMPACT OUR RESULTS OF OPERATIONS

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

         An adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property is invalid could allow our competitors to more easily and cost-effectively compete with us. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition or results of operations.

         The cost to us of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings may also absorb significant management time.

WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS; OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER DAMAGES

         We may be subject to product liability claims. The United States Supreme Court has stated that compliance with FDA regulations will not shield a company from common-law negligent design claims or manufacturing and labeling claims based on state rules. Such claims may absorb significant management time and could degrade the reputation of PLC and the marketability of The Heart Laser System. If product liability claims are made with respect to our products, we may need to recall the implicated product which could have a material adverse effect on our business, financial condition and results of operations. In addition, although we maintain product liability insurance with a per claim and yearly aggregate maximum of $10 million, subject to a $50,000 per occurrence and $250,000 aggregate self-insured deductible, we cannot be sure that our insurance will be adequate to cover potential product liability lawsuits. Our insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeded our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CERTAIN SUPPLIERS

         We believe that some of the components for our laser systems, most notably the laser head, may only be available from one or a limited number of suppliers. Any interruption in supply from these suppliers could prevent us from meeting commercial demands for The Heart Laser System, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         A portion of our product sales are generated from operations outside of the United States. Establishing and expanding international sales can be expensive. Managing and overseeing foreign operations may be difficult and products may not receive market acceptance. Risks of doing business outside the U.S. include the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax PLC's foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on PLC.

WE HAVE BEEN SUED FOR ALLEGED VIOLATIONS OF SECURITIES LAW

         In July 1997, an FDA advisory panel recommended against approval of our application to market The Heart Laser System. Following this recommendation, we were named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on our failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes and two suits were voluntarily dismissed. The Company moved to dismiss all of the remaining claims. On March 26, 1999, the court issued an order dismissing some, but not all of the remaining claims. The parties both filed motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all remaining claims. We cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these lawsuits. We may not be able to pay the amount of any judgment against us. An unfavorable outcome in this litigation could have a material adverse effect on our business, financial position and results of operations.

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

         In addition, the Company has three classes of directors, with approximately one-third elected each year for a three-year term. These provisions may have the effect of delaying or preventing a corporate takeover or a change in our management. This could adversely affect the market price of your common stock.

THE MARKET PRICE OF OUR STOCK MAY FALL IF OTHER STOCKHOLDERS SELL THEIR STOCK

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

THE VALUE OF YOUR COMMON STOCK MAY DECREASE IF OTHER SECURITY HOLDERS EXERCISE THEIR OPTIONS AND WARRANTS

         As shown in the table below, we have reserved an additional 3,023,026 shares of common stock for future issuance upon exercise or conversion of outstanding options and redeemable warrants.

                                    Range of                  Weighted              Shares Reserved
                                    Exercise/             Average Exercise/            for Future
                                Conversion Prices         Conversion Price              Issuance
                                -----------------         ----------------              --------

Options                           $2.00 - $8.88                 $3.84                    2,868,162

Redeemable Warrants              $15.78 - $27.81               $21.33                      154,864
                                                                                           -------

Total                                                                                    3,023,026
                                                                                         =========

We may issue additional options and warrants in the future. If any of these securities are exercised, you may experience significant dilution in the market value and earnings per share of your common stock.

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

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS

         This annual report and information incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with our current plans and expectations and involve known and unknown risks and uncertainties. Statements containing terms such as:

          -    believes,
          -    does not believe,
          -    plans,
          -    expects,
          -    intends,
          -    estimates,
          -    anticipates,

and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements.

         No forward-looking statement is a guarantee of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements. We make cautionary statements in certain sections of this annual report, including in the risk factors identified above, and in materials incorporated herein by reference. You should read these cautionary statements as being applicable to all related forward-looking statements, wherever they appear in this annual report, in the materials referred to in this annual report, in the materials incorporated by reference into this annual report or in our press releases. You should not place undue reliance on any forward-looking statement.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A portion of the Company's operations consists of sales activities in foreign jurisdictions. The Company manufactures its products exclusively in the United States and sells the products in the United States and abroad. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Swiss Franc and the German Mark. When the U.S. dollar strengthens against the Franc or Mark, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. Overall, the Company's support of its foreign operations results in a benefit of a stronger U.S. dollar, but is adversely affected by a weaker U.S. dollar relative to major currencies worldwide. The Company does not believe that its exposure is significant.

         The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14(a) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information required by this item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders (the "Definitive Proxy Statement") under the caption "Item No. 1 - Election of Directors".

ITEM 11.    EXECUTIVE COMPENSATION

         This information required by this item is incorporated herein by reference from the Company's Definitive Proxy Statement under the caption "Item No. 1 - Election of Directors".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information required by this item is incorporated herein by reference from the Company's Definitive Proxy Statement under the caption "Item No. 1 - Election of Directors - Beneficial Ownership of Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information required by this item is incorporated herein by reference from the Company's Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) FINANCIAL STATEMENTS. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

         PLC SYSTEMS INC.                                                                              PAGE
                                                                                                       ----
            Report of Independent Auditors.....................................................        F-2
            Consolidated Balance Sheets as of December 31, 1999 and 1998 ......................        F-3
            Consolidated Statements of Operations for the years ended
              December 31, 1999, 1998 and 1997.................................................        F-4
            Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1999, 1998 and 1997.................................................        F-5
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997.................................................        F-6
            Notes to Consolidated Financial Statements.........................................        F-7

            Schedule II                 Valuation and Qualifying Accounts......................        S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b)      REPORTS ON FORM 8-K

                  (1) On December 30, 1999, PLC filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that Mark R. Tauscher had been appointed president, chief executive officer and a director of PLC.

         (c) EXHIBITS. The list of Exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference.

         (d)      FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     PLC SYSTEMS INC.

Date:   March 30, 2000               By:   /s/ Mark R. Tauscher
                                        ---------------------------------------
                                           Mark R. Tauscher
                                           President and Chief Executive Officer

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                   Name                                    Capacity                                   Date
                   ----                                    --------                                   ----
     /s/  Mark R. Tauscher                     President and Chief Executive Officer             March 30, 2000
---------------------------------------        (Principal Executive Officer)
          Mark R. Tauscher


     /s/  James G. Thomasch                    Chief Financial Officer                           March 30, 2000
---------------------------------------        (Principal Financial and Accounting  Officer)
          James G. Thomasch


     /s/  Edward H. Pendergast                 Chairman of the Board of Directors                March 30, 2000
---------------------------------------
          Edward H. Pendergast

     /s/  William C. Dow                       Director                                          March 30, 2000
---------------------------------------
          William C. Dow

     /s/  Kevin J. Dunn                        Director                                          March 30, 2000
---------------------------------------
          Kevin J. Dunn

     /s/  Alan H. Magazine                     Director                                          March 30, 2000
---------------------------------------
          Alan Magazine

     /s/  H.B. Brent Norton, M.D.              Director                                          March 30, 2000
---------------------------------------
          H.B. Brent Norton, M.D.


     /s/  Kenneth J. Pulkonik                  Director                                          March 30, 2000
---------------------------------------
          Kenneth J. Pulkonik

     /s/  Robert I. Rudko, PH.D.               Director                                          March 30, 2000
---------------------------------------
          Robert I. Rudko, Ph.D.


     /s/  Roberts A. Smith, PH.D.              Director                                          March 30, 2000
---------------------------------------
          Roberts A. Smith, Ph.D.

                                   APPENDIX A




                                PLC SYSTEMS INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 1999, 1998, 1997

                                PLC SYSTEMS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----

Report of Independent Auditors.........................................................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 ...........................................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
   1998 and 1997.......................................................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............................................................................................F-6

Notes to Consolidated Financial Statements.............................................................F-7

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts......................................................S-1

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 1999 and 1998, and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

                                             Ernst & Young LLP

Boston, Massachusetts
February 18, 2000,
except for Note 12,
as to which date is March 28, 2000

                                PLC SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                1999                1998
                                                                                ----                ----
                                                                                     (In thousands)

                                                       ASSETS

Current assets:
     Cash and cash equivalents                                                   $ 4,467           $ 4,846
     Accounts receivable, net                                                      1,894             2,262
     Lease receivables, net                                                          642                 -
     Inventories, net                                                              2,348             2,953
     Prepaid expenses and other current assets                                       460               547
                                                                                 -------           -------
         Total current assets                                                      9,811            10,608

Equipment, furniture and leasehold improvements, net                               3,336             5,091
Lease receivables, net                                                             1,782                -
Other assets                                                                         390               558
                                                                                 -------           -------
         Total assets                                                            $15,319           $16,257
                                                                                 =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $ 1,338           $   986
     Accrued clinical costs                                                          769             1,016
     Accrued compensation                                                            653               989
     Accrued expenses                                                                630             1,199
     Deferred revenue                                                                138               195
     Secured borrowings                                                              824               240
     Convertible debentures                                                            -               934
                                                                                 -------           -------
         Total current liabilities                                                 4,352             5,559

Capital lease obligations                                                              -                37
Secured borrowings                                                                 2,082                 -
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized,
  none issued and outstanding
Common stock, no par value, unlimited shares authorized,
  21,223 shares issued and outstanding in 1999,
  50,000 shares authorized, and
  19,740 shares issued and outstanding in 1998                                    84,380            79,521
Accumulated deficit                                                              (74,691)          (68,136)
Accumulated other comprehensive loss                                                (804)             (724)
                                                                                 -------           -------
                                                                                   8,885            10,661
                                                                                 -------           -------
Total liabilities and stockholders' equity                                       $15,319           $16,257
                                                                                 =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 1999, 1998 and 1997

                                                                      1999             1998             1997
                                                                    -------          --------         --------
                                                                     (In thousands, except per share data)
Revenue:
     Product sales                                                  $ 8,400          $  3,088          $ 5,687
     Placement and service fees                                       3,236             2,605            3,254
                                                                    -------          --------         --------
          Total revenues                                             11,636             5,693            8,941

Cost of revenues:
     Product sales                                                    3,615             1,945            2,721
     Placement and service fees                                       2,061             2,622            2,595
                                                                    -------          --------         --------
          Total cost of revenues                                      5,676             4,567            5,316
                                                                    -------          --------         --------

Gross Profit                                                          5,960             1,126            3,625

Operating expenses:
     Selling, general and administrative                             10,054            13,718           13,049
     Research and development                                         2,672             4,468            5,158
                                                                    -------          --------         --------
          Total operating expenses                                   12,726            18,186           18,207
                                                                    -------          --------         --------

Loss from operations                                                 (6,766)          (17,060)         (14,582)

Other income, net                                                       211               457              178
                                                                    -------          --------         --------
Net loss                                                            $(6,555)         $(16,603)        $(14,404)
                                                                    =======          ========         ========

Net loss per share - Basic and Diluted                              $ (.32)          $   (.86)        $   (.84)

Shares used to compute net loss per share
          - Basic and Diluted                                        20,675            19,218           17,050


The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1999, 1998 and 1997


                                                                                                 Accumulated
                                                        Common Stock                                Other
                                                        ------------             Accumulated    Comprehensive
                                                    Shares          Amount         Deficit           Loss           Total
                                                    ------          ------         -------           ----           ------
                                                                               (In Thousands)
Balance, December 31, 1996                           16,513        $ 54,030        $(37,129)       $   (434)       $ 16,467
Exercise of stock options                               435           1,909               -               -           1,909
Exercise of warrants                                     17              94               -               -              94
Conversion of debentures                              1,403          14,465               -               -          14,465
Issuance of warrants                                      -             617               -               -             617
Comprehensive loss:
Net loss                                                  -               -         (14,404)              -         (14,404)
Foreign currency translation                              -               -               -            (139)           (139)
                                                                                                                   --------
Total comprehensive loss                                                                                            (14,543)
                                                   --------        --------        --------        --------        --------
Balance, December 31, 1997                           18,368          71,115         (51,533)           (573)         19,009
Exercise of stock options                               142             623               -               -             623
Conversion of 5% debentures due 2002                    577           3,923               -               -           3,923
Conversion of debentures due 2003                       653           3,810               -               -           3,810
Issuance of warrants                                      -              50               -               -              50
Comprehensive loss:
Net loss                                                  -               -         (16,603)              -         (16,603)
Foreign currency translation                              -               -               -            (151)           (151)
                                                                                                                   --------
Total comprehensive loss                                                                                            (16,754)
                                                   --------        --------        --------        --------        --------
Balance, December 31, 1998                           19,740        $ 79,521        $(68,136)       $   (724)       $ 10,661
Exercise of stock options                                 4              17               -               -              17
Conversion of debentures due 2003                       163             972               -               -             972
Issuance of common stock                              1,316           3,786                                           3,786
Compensation expense                                      -              84               -               -              84
Comprehensive loss:
Net loss                                                  -               -          (6,555)              -          (6,555)
Foreign currency translation                                                                            (80)            (80)
                                                                                                                   --------
Total comprehensive loss                                                                                             (6,635)
                                                   --------        --------        --------        --------        --------
Balance, December 31, 1999                           21,223        $ 84,380        $(74,691)       $   (804)       $  8,885
                                                   ========        ========        ========        ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1999, 1998 and 1997

                                                                           1999         1998             1997
                                                                           ----         ----             ----
                                                                                 (In thousands)
Operating activities:
   Net loss                                                            $(6,555)      $(16,603)      $(14,404)

   Adjustments to reconcile net loss to
      net cash used for operating activities:
        Depreciation and amortization                                    2,378           3,170          2,007
        Compensation on stock options                                       84                -              -
        Change in assets and liabilities:
             Accounts receivable                                           313           (973)          1,389
             Inventories                                                   607           (475)          (136)
             Prepaid expenses and other assets                             234              89           (20)
             Accounts payable                                              342              82             24
             Deferred revenue                                             (57)             142           (77)
             Accrued liabilities                                       (1,139)             304          1,163
                                                                       -------         -------        --------
Net cash used for operating activities                                 (3,793)        (14,264)        (10,054)

Investing activities:
   Purchase of fixed assets                                            (1,166)         (2,574)        (2,642)
   Retirement of fixed assets at net book value                           581               -              -
   Purchase of marketable securities                                         -         (1,986)       (17,827)
   Maturities of marketable securities                                       -          14,831         10,452
                                                                       -------         -------        --------
Net cash provided by (used for) investing activities                     (585)          10,271       (10,017)

Financing activities:
   Net proceeds from sale of common stock                                3,803             623          2,003
   Secured borrowing                                                       242             240              -
   Principal payments on capital lease obligations                        (66)            (79)           (25)
   Issuance of 5% Convertible Debentures, net of
      issuance costs                                                         -               -         18,779
   Issuance of Convertible Debentures, net of issuance costs                 -           4,659              -
                                                                       -------         -------        --------
Net cash provided by financing activities                                3,979           5,443         20,757

Effect of exchange rate changes on cash and cash equivalents                20            (88)          (241)
                                                                       -------         -------        --------
Net increase (decrease) in cash and cash equivalents                     (379)           1,362            445

Cash and cash equivalents at beginning of year                           4,846           3,484          3,039
                                                                       -------         -------        --------
Cash and cash equivalents at end of year                               $ 4,467         $ 4,846        $ 3,484
                                                                       =======         =======        =======

Non-Cash Financing Activities:
   Conversion of Convertible Debentures and accrued
      interest into Common Stock                                         $ 972         $ 7,733       $ 14,465
   Ascribed warrant value                                                   -               50            617
   Capital leases                                                           -                -            150


The accompanying notes are an integral part of the consolidated financial statements.

                                PLC SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1.       NATURE OF BUSINESS

         PLC Systems Inc. ("PLC" or the "Company") has developed a patented high-powered carbon dioxide laser system known as The Heart Laser System for use in the treatment of coronary artery disease in a surgical laser procedure, pioneered by the Company and its clinical investigators, known as transmyocardial revascularization ("TMR"). TMR is a new laser based treatment for relieving debilitating pain in patients suffering from severe coronary artery disease ("CAD"). The Company's CO2 laser is used by a cardiovascular surgeon to create between 20 and 40 tiny channels in the heart wall of a patient suffering from severe CAD. Each TMR procedure requires a sterile, single use, TMR kit containing assorted TMR handpieces, drapes and other disposable items.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of PLC Systems Inc. (PLC or the "Company") and its five wholly owned subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos GmbH, PLC Medical Systems AG, PLC Medical Systems Asia/Pacific Pte Ltd, and PLC Medical Systems Australia Pty Ltd. All intercompany accounts and transactions have been eliminated. Certain prior year amounts may have been reclassified to conform to the current year's presentation.

         These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Had the statements been prepared in accordance with Canadian GAAP, certain transactions in 1998 would have been accounted for differently. Under Canadian GAAP, the Convertible Debentures, net of issuance costs, would be classified as equity since the Company has the right to settle the principal and interest amounts due on the debentures by issuing common stock.

         Accordingly, if the accompanying financial statements had been prepared under Canadian GAAP at December 31, 1998, common stock would be $934,000 greater due to the inclusion of the Convertible Debentures and accrued expenses would be reduced by $33,000 in 1998 due to the elimination of accrued interest on the debt. In addition, the accumulated deficit would be reduced by $252,000 in 1998 as a result of the elimination of interest and other debt issuance expenses included in the accompanying statement of operations for the year ended December 31, 1998 as required under U.S. GAAP. In 1999, the financial statements presented are in accordance with both U.S. GAAP and Canadian GAAP.

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

         INVENTORIES

         Inventory is stated at the lower of cost or market value.

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

         REVENUE RECOGNITION

         The Company sells it principal product, The Heart Laser System, and related disposable surgical kits to hospital customers both directly and through distributors. Revenues from the sale of disposable kits are recorded as product sales at the time of shipment. Revenues from the sale or lease of The Heart Laser System, which result in substantially all the risks and benefits of ownership of The Heart Laser System being transferred to the customer, are recorded as product at the time of ownership transfer. In sales transactions this typically occurs at time of shipment. In lease transactions this typically occurs upon lease commencement, at which time the Company records revenue equal to the present value of the guaranteed minimum lease payments.

         The Company also installs The Heart Laser System at hospitals under placement agreements which do not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

         Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

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

         NET LOSS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to stock option programs and convertible debt financing. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period unless their inclusion would be antidilutive.

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

1.       INVENTORIES

         Inventories consist of the following at December 31 (in thousands):

                                                                     1999                      1998
                                                                     ----                      ----
                 Raw materials                                     $1,044                    $1,035
                 Work in process                                      439                       145
                 Finished goods                                       865                     1,773
                                                                   ------                    ------
                                                                   $2,348                    $2,953
                                                                   ======                    ======

2.       EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

              Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

                                                                      1999                      1998
                                                                      ----                      ----
                 Equipment                                         $ 2,614                   $ 2,461
                 Equipment under placement contracts                 6,354                     6,617
                 Office furniture and fixtures                         881                       929
                 Equipment under capital lease                         429                       429
                 Leasehold improvements                                591                       587
                                                                   -------                   -------
                                                                    10,869                    11,023
                 Less accumulated depreciation
                    and amortization                                 7,533                     5,932
                                                                   -------                   -------
                                                                   $ 3,336                   $ 5,091
                                                                   =======                   =======

         Depreciation expense was $2,340,000, $3,116,000 and $1,894,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

5.       LEGAL PROCEEDINGS

         In September 1996, CardioGenesis filed a civil lawsuit in the United States District Court for the Northern District of California asking the court to declare the Company's synchronization patent (U.S. Patent No. 5,125,926) invalid and unenforceable, or, alternatively, to find that CardioGenesis' TMR and PMR lasers do not infringe this patent. The Company filed a counterclaim alleging that all of CardioGenesis' TMR and PMR lasers infringe U.S. Patent No. 5,125,926. In January 1997, CardioGenesis filed an opposition in the European Patent Office to have the Company's German synchronization patent declared invalid. In April 1997, the Company filed an infringement lawsuit against CardioGenesis and one of its distributors in the Munich District Court alleging that CardioGenesis' TMR and PMR lasers infringe the Company's German synchronization patent. The PLC patents at issue in these lawsuits cover the Company's synchronization technology, which the Company believes is a critical factor in increasing the safety of TMR and PMR procedures.

         In January 1999, the Company settled its outstanding patent infringement litigation with CardioGenesis, who subsequently merged with Eclipse Surgical Technologies, Inc. Under the settlement, CardioGenesis agreed that U.S. Patent No. 5,125,926 and related international patents of the Company are valid and enforceable. PLC granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents (at least 10 years unless the patents are all held invalid in future lawsuits).

As part of the settlement, CardioGenesis agreed to pay the Company:

         -        a minimum of $2.5 million over the next 42 months; and

         - license fees and ongoing royalties on sales of all covered products for at least 10 years (unless the patents are all held invalid in future lawsuits).

         In July 1997, a U.S. Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two of these suits were voluntarily dismissed. The Company moved to dismiss all claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims in the federal suit. The parties filed cross motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all remaining claims in the federal suit. The Company has also been named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998 (hereafter referred to as the "state suit") seeking over $2 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The Company cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of these lawsuits, but an unfavorable outcome could have a material adverse effect on the Company's business, financial position and results of operations. The Company believes that it has meritorious defenses to these litigation matters and continues to vigorously defend itself in these matters.

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

         In November 1998, a hospital in France, Centre Medico Chirurgical Foch ("Foch Hospital"), sued the Company's Portuguese subsidiary, PLC Sistemas Medicos Internacionais Lda., and a third party, Johnson & Johnson Leasing GmbH, in Paris, France alleging breach of contract. In October 1997, the French Ministry of Health suspended commercial use of TMR devices in France. Foch Hospital is seeking reimbursement of lease payments made for The Heart Laser System. The Company intends to vigorously defend itself in this matter. A hearing on the merits of the case has been held, however no decision has been rendered and a meaningful estimate of the loss that could result from this matter can not be made. However, the Company does not believe that the loss, if any, would have a material adverse impact on the Company's financial condition.

6.       ISSUANCE OF CONVERTIBLE DEBENTURES

         In April 1998, the Company obtained a $10 million financing commitment from three institutional investors. Pursuant to the terms of the financing, the Company received approximately $5 million in April 1998 from the issuance of non-interest bearing, five-year convertible debentures. In 1998, $4,000,000 of the convertible debentures outstanding converted into 653,063 shares of the Company's Common Stock. In January 1999, the remaining $1,000,000 of the convertible debentures outstanding converted into 163,264 shares of the Company's Common Stock. The remaining $5 million of the commitment expired on December 31, 1998.

         In connection with the April 1998 financing, the Company issued redeemable warrants to purchase 4,864 shares of its Common Stock at $19.53 per share. If the average closing sale price of its Common Stock for any consecutive thirty trading day period commencing April 23, 1999 exceeds the exercise price by more than 50%, the Company has the right, exercisable at any time upon 30 days notice to the holder, to redeem the warrants at a price of $.10 per warrant. The warrants expire on April 23, 2003. The detachable warrants were valued at $50,000 (using the Black-Scholes formula), classified as a component of equity, and disclosed separately in the Consolidated Statement of Stockholders' Equity.

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

         The Company's 1993 Formula Stock Option Plan (the "Formula Plan") provides for the grant of non-qualified options to non-employee directors to purchase up to 250,000 shares of common stock. The Plan is administered by the Board of Directors. Annually, the Company grants 10,000 options to each of its non-employee directors. A director must attend at least 60% of all Board meetings, as well as committee meetings, to receive the grant. The options vest over one year on a quarterly basis and expire ten years from the date of grant. The exercise price is the fair market value of the Company's common stock on the last business day preceding the date of grant. As of December 31, 1999, the options are fully exercisable and expire ten years from the date of grant.

         The Company's 1997 Executive Stock Option Plan ("1997 Executive Plan") provides for the grant of non-qualified options to officers and directors of the Company to purchase up to 1,000,000 shares of common stock. The options vest over time and/or the attainment of specific performance criteria.

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

         c.)    In September 1998, a new Senior Management Investment Program
("SMIP") was adopted to promote investment in the Company's stock by directors and members of the Company's senior management team. Under the SMIP, individuals who purchased additional shares of the Company's stock between September 15, 1998 and December 15, 1998 (the "Participants") received options to purchase an additional 1.5 shares of Common Stock at an exercise price equal to the Participant's share purchase price (the "Share Purchase Price"). In addition, Participants received ten "option credits" for each share of Common Stock purchased between September 15, 1998 and December 15, 1998. Participants could use each "option credit" to: (i) reduce the exercise price of an outstanding option (vested or unvested) to purchase one share of Common Stock to the Participant's Share Purchase Price; or (ii) extend the expiration date of any outstanding option (vested or unvested) for an additional three years; or (iii) acquire new vested options with an exercise price equal to the Participant's Share Purchase Price (at a rate of 6.67 option credits for each new option to purchase one share of Common Stock). Under this program, the Company granted options to purchase an additional 331,575 shares of Common Stock at exercise prices ranging from $3.875 to $6.625 per share . Furthermore, the Company has reduced the exercise prices of options to purchase 1,243,500 shares of Common Stock to new exercise prices ranging from $4.6875 to $5.5625.

         d.)    In December 1998, the outstanding options held by employees not eligible to participate in the SMIP having a higher exercise price were repriced to $4.875 per share. As a result, the exercise price of options to purchase 332,316 shares of Common Stock were repriced to $4.875 per share.

         The following is a summary of option activity under all Plans (in thousands, except per option data):

                                                                     1999                 1998              1997
                                                                     ----                 ----              ----

Outstanding at beginning of year                                     2,788                2,187              1,914
     Granted                                                         1,204                  823                938
     Exercised                                                         (4)                (142)              (435)
     Canceled                                                      (1,282)                 (80)              (230)
                                                                    ------                -----             ------

Outstanding at end of year                                           2,706                2,788              2,187
                                                                     =====                =====              =====

Exercisable at end of year                                           1,681                1,711                878

Available for grant at end of year                                     152                   71                463


                                                                      1999                 1998               1997
                                                                      ----                 ----               ----
Weighted - average exercise price:
          Outstanding at beginning of year                           $4.88                $8.75              $8.18
          Granted                                                    $2.53                $5.39             $13.56
          Canceled                                                   $5.46                $9.09             $11.50
          Exercised                                                  $3.91                $4.39              $4.39
          Outstanding at end of year                                 $3.84                $5.16             $10.84
          Exercisable at end of year                                 $4.47                $4.88              $8.75

Weighted - average fair value of
     Options granted during the year                                 $1.44                $3.33              $8.20

                                                                         Range of Exercise Prices
                                                                         ------------------------
                                                             $2.00 - $5.00        $5.01 - $8.88      $2.00 - $8.88
                                                             -------------        -------------      -------------
              Options Outstanding:
              --------------------
              Number (in thousands)                                  2,184                  522              2,706

              Weighted-Average Remaining
                   Contractual Life                                   7.71                 7.43               7.66
              Weighted-Average
                   Exercise Price                                    $3.32                $6.03              $3.84

              Options Exercisable:
              --------------------
              Number (in thousands)                                  1,210                  471              1,681
              Weighted-Average
                   Exercise Price                                    $3.91                $5.89              $4.47

         Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1999, 1998 and 1997, as if the compensation cost for the option plans had been determined based on the fair value at the grant date for grants in 1999, 1998 and 1997, consistent with the provisions of FAS 123.

                                                                     1999                 1998                 1997
                                                               -----------           ----------                ---
Proforma net loss (in thousands)                                  $(5,163)            $(22,438)          $(16,523)
Proforma net loss per share                                       $  (.25)            $  (1.17)          $   (.97)

         The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

                                                                    1999                 1998                1997
                                                               -----------           ----------           -------
        Expected life (years)                                           2                    2                  2
        Interest rate                                               5.87%                5.53%              6.01%
        Volatility                                                  1.052                 .761              1.141

         The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

         As of December 31, 1999, the Company had the following outstanding warrants to purchase common stock: 69,875 shares at $27.81 per share expiring July 22, 2002; 80,125 shares at $15.78 per share expiring August 14, 2002; and 4,864 shares at $19.53 per share expiring April 23, 2003.

         At December 31, 1999, there were 3,023,026 shares of authorized but unissued common stock reserved for issuance under all stock option plans and stock warrants.

         In March 1999, the Company obtained a provisional equity financing commitment of up to $8 million from a major institutional investor. In 1999, the Company had sold 649,474 shares of common stock under this commitment, resulting in proceeds to the Company (net of all issuance costs payable upon closing) of approximately $1,900,000. This commitment expired on July 16, 1999. In July 1999, the Company also sold 666,666 shares of common stock to another investor resulting in net proceeds to the Company of approximately $1,900,000.

         The Company has 5,000,000 authorized shares of preferred stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations in the preferred stock at time of issuance.

         The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

8.       LEASE RECEIVABLES

         The Company has entered into third-party financing arrangements to provide an array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available complement the Company's traditional placement and sales strategies.

         Under these arrangements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue, which is reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowing, respectively, is recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the Consolidated Statement of Operations.

9.       LEASE COMMITMENTS

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

         As of December 31, 1999, future minimum lease payments are as follows (in thousands):

                                                  Future Minimum
                                Year              Lease Payments
                                ----              --------------
                                2000                    $327
                                2001                     213
                                2002                      12
                                                        ----
                                                        $552
                                                        ====

         Total rent expense was $424,000 in 1999, $375,000 in 1998 and $458,000 in 1997.

10.   INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                                        1999                 1998
                                                                        ----                 ----
        Net U.S. operating loss carryforwards                         $16,279              $13,791
        Net foreign operating loss carryforwards                        1,775                2,263
        Intercompany profit                                               189                  313
        Accrued clinical costs                                            307                  406
        Research & development credits                                    761                  679
        Inventory and warranty reserves                                   484                  497
        Alternative minimum tax credit                                     63                   63
        Accrued salaries                                                  200                  195
        Deferred revenue                                                   55                  173
        Other                                                             (62)                   4
                                                                      --------             -------
             Total deferred tax assets                                 20,051               18,384
             Valuation allowance                                      (20,051)             (18,384)
                                                                      --------             -------
                  Net deferred tax assets                             $   -                $   -
                                                                      ========             =======

         The valuation allowance increased by approximately $1,700,000 primarily due to additional net operating loss carryforwards. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $20,051,000.

         Loss before taxes consisted of the following (in thousands):

                                                       1999              1998             1997
                                                       ----              ----             ----

        Domestic                                     $(5,027)         $(14,137)         $(11,340)
        Foreign                                       (1,528)           (2,472)           (3,064)
                                                     -------          --------          --------
                                                     $(6,555)         $(16,603)         $(14,404)
                                                     =======          ========          ========

         Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

                                                          1999            1998            1997
                                                          ----            ----            ----

        Statutory income tax benefit                    $(2,229)        $(5,645)         $(4,898)
        Utilization of loss carryforwards                  (290)            (85)                -
        Unbenefited U.S. losses                            1,709           4,807            3,856
        Unbenefited foreign losses                           810             923            1,042
                                                        --------        --------         --------
        Benefit for income taxes                        $      -        $      -         $      -
                                                        ========        ========         ========

         At December 31, 1999 the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $40.8 million, which expire at various dates through 2013. In addition, the Company had foreign net operating loss carryforwards of approximately $4.4 million.

         In 1999, certain subsidiaries were liquidated. The foreign net operating loss carryforwards were reduced for amounts that will not be utilized as a result of the liquidations.

11.      SEGMENT INFORMATION

         The Company operates in one industry segment - the development, manufacture and sales of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands).

                                    North
                                   America         Europe         Other        Eliminations    Total
                                 -----------     ----------     ---------      ------------  ------------
1999
Net sales to unaffiliated         $10,196         $1,440         $  -             $ -        $ 11,636
  customers
Long-lived assets                 $   391         $    -         $  -             $ -        $    391

1998
Net sales to unaffiliated
  Customers

                                  $ 3,992         $1,615         $ 86             $ -        $  5,693
Long-lived assets                 $   558         $    -         $  -             $ -        $    558

1997
Net sales to unaffiliated
  Customers                       $ 4,092         $4,683         $166             $ -        $  8,941
Long-lived assets                 $   701         $    -         $  -             $ -        $    701

         No one customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1999 or 1998. Approximately 20% of the Company's revenues for the year ended December 31, 1997 came from one customer, Imatron Japan. The Company believes that its exposure to concentrations of credit risk is not significant based on experiences with these customers. In addition, letters of credit or payment in advance are required in credit risk situations. The Company does not believe its future revenues to be dependent on those generated from any single customer.


12.      SUBSEQUENT EVENT

         On March 28, 2000, the Company closed an equity financing with two institutional investors at $2.00 per share. In conjunction with this offer, the Company sold 2,683,000 shares of common stock, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,000,000 and issued the placement agent a three year warrant for 61,326 shares of common stock at $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

                                   Schedule II

                                PLC SYSTEMS INC.
                        Valuation and Qualifying Accounts

                    Column A                           Column B             Column C           Column D           Column E
                    --------                           --------             --------           --------           --------
                                                                            Additions         Deductions
                                                                            ---------         ----------
                                                      Balance at           Charged to                            Balance at
                                                       Beginning            Costs and                              End of
Description                                            of Period            Expenses                              Period
-----------                                            ---------            --------                              ------
For the Year Ended December 31, 1999
   Allowance for Doubtful Accounts                        $228,000            $190,000            $     0          $418,000
For the Year Ended December 31, 1998
   Allowance for Doubtful Accounts                        $140,000            $100,000            $12,000          $228,000
For the Year Ended December 31, 1997
   Allowance for Doubtful Accounts                        $ 28,000            $112,000            $     0          $140,000


                                PLC SYSTEMS INC.
                           QUARTERLY DATA (UNAUDITED)

                                           March 31         June 30        September 30        December 31       Total
1999
Total revenue                              $  2,846        $  3,492         $   2,542              $2,756        $11,636
Gross profit                                  1,484           1,720             1,232               1,524          5,960
Loss from operations                         (2,206)         (1,830)           (1,443)             (1,287)        (6,766)
Net loss                                     (2,199)         (1,705)           (1,395)             (1,256)        (6,555)

Net loss per share, basic and diluted          (.11)           (.08)             (.07)               (.06)          (.32)

1998
Total revenue                              $    945        $    680          $  1,615              $2,453         $5,693
Gross profit (loss)                             257            (351)              320                 900          1,126
Loss from operations                         (4,087)         (5,569)           (4,032)             (3,372)       (17,060)
Net loss                                     (3,936)         (5,402)           (4,006)             (3,259)       (16,603)

Net loss per share, basic and diluted          (.21)           (.28)             (.21)               (.17)          (.86)

                                                                   EXHIBIT INDEX

   Exhibit
   Number                     Description of Document
   ------                     -----------------------

   3.1 Certificate of Incorporation, incorporated by reference to the Registrant's registration statement on Form S-1 (SEC File No. 33-48340) and amendments thereto, as previously filed with the Securities and Exchange Commission.

   3.2*      Articles of Continuance, pursuant to the Yukon Business
             Corporations Act.

   3.3* By-Law No. 1, a By-Law relating generally to the transaction of the business and affairs of PLC Systems, Inc.

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

* Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.