Form 10-Q
period 2000-03-31
PLC SYSTEMS INC
filed 2000-05-12
CIK 879682

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X NO   .
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at May 8, 2000
             -----                       --------------------------
   Common Stock, no par value                      23,906,385




================================================================================

================================================================================


                                PLC SYSTEMS INC.

                                      INDEX

Part I.    Financial Information:

           Item 1.

                  Condensed Consolidated Balance Sheets (unaudited)...................................3

                  Condensed Consolidated Statements of Operations (unaudited).........................4

                  Condensed Consolidated Statements of Cash Flows (unaudited).........................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)....................6

           Item 2.

                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations................................10-13

           Item 3.

                  Quantitative and Qualitative Disclosures About Market Risk.........................13


Part II.   Other Information:

           Item 1.    Legal Proceedings..............................................................14

           Item 2.    Changes in Securities..........................................................14

           Item 3.    Defaults Upon Senior Securities................................................14

           Item 4.    Submission of Matters to a Vote of Security Holders............................14

           Item 5.    Other Information..............................................................14

           Item 6.    Exhibits and Reports on Form 8-K...............................................14

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                       March 31,  December 31,
                                                                         1999         2000
                                                                      ----------  ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents......................................   $ 8,085      $ 4,467
     Accounts receivable, net.......................................     1,223        1,894
     Lease receivables, net.........................................       842          642
     Inventories....................................................     2,122        2,348
     Prepaid expenses and other current assets......................       464          460
                                                                       -------      -------
         Total current assets.......................................    12,736        9,811

Equipment, furniture and leasehold improvements, net................     3,488        3,336
Lease receivables, net..............................................     1,858        1,782
Other assets........................................................       560          390
                                                                       -------      -------
         Total assets...............................................   $18,642      $15,319
                                                                       =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................    $1,893       $1,338
     Accrued clinical costs.........................................       753          769
     Accrued compensation...........................................       278          653
     Accrued expenses...............................................       674          630
     Deferred revenue...............................................       107          138
     Secured borrowings.............................................     1,039          824
                                                                       -------      -------
         Total current liabilities..................................     4,744        4,352

Secured borrowings..................................................     2,097        2,082
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized, no
     shares issued and outstanding..................................
Common stock, no par value, unlimited shares authorized,
     23,906 and 21,223 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively.............    89,455       84,380
Accumulated deficit.................................................   (76,874)     (74,691)
Accumulated other comprehensive loss................................      (780)        (804)
                                                                       -------      -------
                                                                        11,801        8,885
                                                                       -------      -------
Total liabilities and stockholders' equity..........................   $18,642      $15,319
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

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2000       1999
                                                               ----       ----
Revenues:
     Product sales......................................     $  894      $ 2,159
     Placement and service fees.........................        848          687
                                                             ------      -------
         Total revenues.................................      1,742        2,846

Cost of revenues:
     Product sales......................................        300          991
     Placement and service fees.........................        686          371
                                                             ------      -------
         Total cost of revenues.........................        986        1,362
                                                             ------      -------

Gross profit............................................        756        1,484

Operating expenses:
     Selling, general and administrative................      2,580        2,642
     Research and development...........................        456        1,048
                                                             ------      -------
         Total operating expenses.......................      3,036        3,690
                                                             ------      -------

Loss from operations....................................     (2,280)      (2,206)

Other income, net.......................................         97            7
                                                             ------      -------

Net loss                                                    $(2,183)     $(2,199)
                                                            =======      =======

Basic and diluted loss per share........................     $ (.10)      $ (.11)

Shares used to compute basic and diluted
     loss per share.....................................     21,341       19,934


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                    ------------------
                                                                     2000          1999
                                                                     ----          ----
Operating activities:
     Net loss..................................................... $(2,183)      $(2,199)

     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization............................     627           708
         Change in assets and liabilities:
           Accounts receivable....................................     689           353
           Inventory..............................................     226          (394)
           Prepaid expenses and other assets......................    (173)          122
           Accounts payable.......................................     556           260
           Deferred revenue.......................................     (31)           77
           Accrued liabilities....................................    (347)          403
                                                                   -------       -------
Net cash used for operating activities............................    (636)         (670)

Investing activities:
     Purchase of fixed assets.....................................    (780)         (202)
                                                                   -------       -------
Net cash used by investing activities.............................    (780)         (202)

Financing activities:
     Net proceeds from sales of common shares.....................   5,075           897
     Secured borrowings...........................................     (46)          296
                                                                   -------       -------
Net cash provided by financing activities.........................   5,029         1,193

Effect of exchange rate changes on cash and cash equivalents......       5          (402)
                                                                   -------       -------
Net increase (decrease) in cash and cash equivalents..............   3,618           (81)

Cash and cash equivalents at beginning of period..................   4,467         4,846
                                                                   -------       -------
Cash and cash equivalents at end of period........................  $8,085       $ 4,765
                                                                   =======       =======

Non-cash financing activities:
     Conversion of convertible debentures and accrued
       interest into common stock.................................   $   -         $ 972


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period items have been reclassified to conform with current period presentations. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       NET LOSS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to options, warrants and convertible securities. In calculating diluted earnings per share, the dilutive effect of options, warrants and convertible securities is computed using the average market price for the period unless their inclusion would be antidilutive.

3.       COMPREHENSIVE LOSS

         The Company has adopted Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

         Total comprehensive loss for the three-month period ended March 31, 2000 amounted to $2,207,000, as compared to $2,206,000 for the three-month period ended March 31, 1999.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.       INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

                                         March 31,              December 31,
                                            2000                    1999
                                         ---------              ------------
Raw materials..................           $  997                    $1,044
Work in progress...............              374                       439
Finished goods.................              751                       865
                                          ------                    ------
                                          $2,122                    $2,348
                                          ======                    ======

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

         In July 1997, a U.S. Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two of these suits were voluntarily dismissed. The Company moved to dismiss all claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims in the federal suit. The parties filed cross motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all remaining claims in the federal suit. The Company cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this lawsuit, but an unfavorable outcome could have a material adverse effect on the Company's business, financial position and results of operations. The Company believes that it has meritorious defenses to this litigation matter and continues to vigorously defend itself.

         The Company also was named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998 (hereafter referred to as the "state suit") seeking over $2 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The state suit settled on confidential terms, and a Stipulation of Dismissal was filed on April 13, 2000. The settlement of the lawsuit did not have a material impact on the Company's financial statements.

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

         In October 1997, the French Ministry of Health suspended commercial use of TMR devices in France. In November 1998, a hospital in France, Centre Medico Chirurgical Foch ("Foch Hospital"), sued the Company's Portuguese subsidiary, PLC Sistemas Medicos Internacionais Lda., and a third party, Johnson & Johnson Leasing GmbH, in Paris, France alleging breach of contract and seeking reimbursement of lease payments made for The Heart Laser System. On April 18, 2000, the Tribunal de Grande Instance de Paris dismissed this suit for lack of jurisdiction. The Company can make no assurance as to whether Foch Hospital will appeal this decision or bring suit in another jurisdiction.

6.       EQUITY FINANCING

         On March 28, 2000, the Company issued and sold 2,683,000 shares of common stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,075,000. In connection with this financing the Company issued a placement agent a three-year warrant exercisable for 61,326 shares of common stock at a price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.       LEASE RECEIVABLES

         The Company utilizes third-party financing arrangements to provide an array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available compliment the Company's traditional placement and sales strategies.

         Under these arrangements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue, which is reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum payments until such time as the Company can legally isolate the lease receivables. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowing, respectively, is recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the Consolidated Statement of Operations.

                                PLC SYSTEMS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This quarterly report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Such factors and uncertainties include, but are not limited to, business conditions and growth in certain market segments and the general economy, the ability of the Company to secure any required additional financing, an increase in competition or other competitive developments, the lack of market acceptance of the Company's products and proposed products by healthcare professionals and third party payers, the lack of reimbursement by third party payers, the development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are expressly incorporated by reference herein. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

         The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR. The Company's lease financing arrangements enables the Company to monetize future payment streams associated with certain agreements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing, or direct purchase.

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

RESULTS OF OPERATIONS

         Total revenues for the three-month period ended March 31, 2000 were $1,742,000, a decrease of $1,104,000 when compared with total revenues of $2,846,000 for the three-month period ended March 31, 1999. Product sales for the three-month period ended March 31, 2000 were $894,000, a decrease of $1,265,000 when compared with product sales of $2,159,000 for the three-month period ended March 31, 1999. The major factors in these decreases are the decline in the number of Heart Laser System sales transactions recognized during the three month period ended March 31, 2000, as well as a lower average selling price for The Heart Laser System in 2000 as compared to 1999. In the three months ended March 31, 2000, the Company recorded only one Heart Laser System sales transaction, while in the 1999 comparable period the Company recorded four Heart Laser System sales transactions. Included in product sales for the three months ended March 31, 2000 and 1999 are royalty and license payments associated with the CardioGenesis patent dispute.

         Placement and service fees for the three-month period ended March 31, 2000 were $848,000, an increase of $161,000, when compared with placement and service fees of $687,000 for the same period in fiscal 1999. This increase is due to both increased utilization of installed Heart Laser Systems and a redeployment strategy that moves under-performing Heart Laser Systems to more productive sites.

         Total gross margin for the three-month period ended March 31, 2000 approximated 43% of revenues, down from 52% for the comparable period in fiscal 1999. In the 2000 period, the Company did not generate sufficient sales volume to efficiently cover manufacturing costs, resulting in lower gross margins.

         Selling, general and administrative expenditures were $2,580,000 for the three-month period ended March 31, 2000, a decrease of $62,000 when compared to expenditures of $2,642,000 in the comparable period in fiscal 1999. As a result of the Company's restructuring of its workforce in April 1999, the Company reduced compensation expense in the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999. The Company used the savings from the headcount reduction to increase its sales and marketing expenditures in the three-month period ended March 31, 2000, as compared to the three-month period ended March 31, 1999, particularly in the areas of internet/web expansion, tradeshows, advertising and marketing literature.

         Research and development expenditures for the three-month period ended March 31, 2000 were $456,000, a decrease of $592,000 when compared with expenditures of $1,048,000 for the three-month period ended March 31, 1999. The reduction in research and development expenses primarily reflects reduced compensation expense resulting from the Company's reduction in its workforce in April 1999.

         Other income for the three-month period ended March 31, 2000 was $97,000, an increase of $90,000 when compared with other income of $7,000 for the three-month period ended March 31, 1999. The three-month period ended March 31, 2000 included income from an insurance settlement while the comparable 1999 period included foreign currency translation losses.

         The Company incurred a net loss of $2,183,000 for the three-month period ended March 31, 2000, compared to a net loss of $2,199,000, for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $8,085,000.

         Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a commercial company with complete sales, marketing and production capabilities.

         On March 28, 2000, the Company issued and sold 2,683,000 shares of Common Stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,075,000. In connection with this financing, the Company issued a placement agent a three-year warrant for 61,326 shares of common stock at a price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         While the Company is encouraged by recent developments with respect to FDA approval and Medicare coverage for TMR procedures, the historical absence of widespread reimbursement for the TMR procedure by third party payers has limited demand for and use of The Heart Laser System. Although Medicare reimbursement began in July 1999, and some private insurance plans have begun reimbursing health care providers for TMR procedures using The Heart Laser System, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System. Management believes that its existing cash resources and cash from operations will meet working capital requirements through 2000. However, unanticipated decreases in operating revenues or increases in expenses, inability to monetize usage agreements or further delays in the process of third party payers providing reimbursement to healthcare providers may adversely impact the Company's cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of The Heart
Laser System or that the Company will be able to operate profitably on a consistent basis. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company's ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this quarterly report do not include any adjustments to reflect the possible future effects of these uncertainties.

         During the three-months ended March 31, 2000, the Company incurred a net loss of $2,183,000, which resulted in the use of approximately $636,000 of its cash resources to support operations. Cash used by investing activities was approximately $780,000 and primarily related to PLC's retained placement contract activity. Cash provided by financing activities was approximately $5,029,000 and primarily related to the net proceeds of $5,075,000 obtained from the sale of the Company's common stock on March 28, 2000, offset by a decrease in secured borrowings of $46,000.

         The Company and certain of its officers have been named as defendants in 21 purported class action lawsuits filed between August 1997 and November 1997. See Note 5 in the accompanying condensed consolidated financial statements for further discussion.

         YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not incur material expenses in the first quarter of 2000 in connection with remediating its systems to become Year 2000 ready. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors through the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed completely.

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

                                PLC SYSTEMS INC.
                            Part II Other Information



ITEM 1.    LEGAL PROCEEDINGS

           See Note 5 to Notes to Condensed Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by this reference.

ITEM 2.    CHANGES IN SECURITIES

           c) In connection with an equity financing on March 28, 2000, the Company issued a placement agent a three-year warrant exercisable for 61,326 shares of common stock at a price of $3.15 per share. This issuance was conducted pursuant to
              Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     EXHIBITS

                  See the Exhibit Index on Page 16 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

           b)     REPORTS ON FORM 8-K

                  (1) On March 27, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission setting forth certain risk factors relating to the Company's business.

                                PLC SYSTEMS INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PLC SYSTEMS INC.
                                  Registrant



Date: May 12, 2000          By: /s/ James G. Thomasch, Chief Financial Officer
      -----------------         -----------------------------------------------
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
27.1                       Financial Data Schedule


99.1 Risk Factors set forth on pages 21 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).