Form 10-Q
period 2000-06-30
PLC SYSTEMS INC
filed 2000-08-04
CIK 879682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT AUGUST 1, 2000
         -----                                    -----------------------------
Common Stock, no par value                                  23,906,385


================================================================================

================================================================================


                                PLC SYSTEMS INC.

                                      INDEX

Part I. Financial Information:

  Item 1. Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets (unaudited).........................3

    Condensed Consolidated Statements of Operations (unaudited)...............4

    Condensed Consolidated Statements of Cash Flows (unaudited)...............5

    Notes to Condensed Consolidated Financial Statements (unaudited)..........6

  Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................10-13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

Part II. Other Information:

  Item 1. Legal Proceedings..................................................15

  Item 2. Changes in Securities..............................................15

  Item 3. Defaults Upon Senior Securities....................................15

  Item 4. Submission of Matters to a Vote of Security Holders................15

  Item 5. Other Information..................................................16

  Item 6. Exhibits and Reports on Form 8-K...................................16

                                PLC SYSTEMS INC.
                          Part I. Financial Information


ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                June 30,       December 31,
                                                                  2000            1999
                                                                --------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................    $ 7,429        $ 4,467
  Accounts receivable, net...................................      1,357          1,894
  Lease receivables, net.....................................      1,235            642
  Inventories................................................      1,823          2,348
  Prepaid expenses and other current assets..................        334            460
                                                                --------       --------
      Total current assets...................................     12,178          9,811

Equipment, furniture and leasehold improvements, net.........      2,915          3,336
Lease receivables, net.......................................      2,830          1,782
Other assets.................................................        538            390
                                                                --------       --------
      Total assets...........................................   $ 18,461       $ 15,319
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................   $    711       $  1,338
  Accrued clinical costs.....................................        753            769
  Accrued compensation.......................................        500            653
  Accrued expenses...........................................      1,048            630
  Deferred revenue...........................................        104            138
  Secured borrowings.........................................      1,417            824
                                                                --------       --------
      Total current liabilities..............................      4,533          4,352

Secured borrowings...........................................      3,040          2,082
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding..............................

Common stock, no par value, unlimited shares authorized, 23,906 and 21,223 shares issued and outstanding at

  June 30, 2000 and December 31, 1999, respectively..........     89,459         84,380
Accumulated deficit..........................................    (77,756)       (74,691)
Accumulated other comprehensive loss.........................       (815)          (804)
                                                                --------       --------
                                                                  10,888          8,885
                                                                --------       --------
Total liabilities and stockholders' equity...................   $ 18,461       $ 15,319
                                                                ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                      June 30,               June 30,
                                                  ------------------     ----------------
                                                   2000        1999       2000      1999
                                                   ----        ----       ----      ----
Revenues:
  Product sales...........................       $ 2,746     $ 2,685    $ 3,640   $ 4,844
  Placement and service fees..............           834         807      1,682     1,494
                                                  ------     -------    -------   -------
      Total revenues......................         3,580       3,492      5,322     6,338

Cost of revenues:
  Product sales...........................         1,127       1,130      1,427     2,121
  Placement and service fees..............           397         642      1,083     1,013
                                                  ------     -------    -------   -------
      Total cost of revenues..............         1,524       1,772      2,510     3,134
                                                  ------     -------    -------   -------

Gross profit..............................         2,056       1,720      2,812     3,204

Operating expenses:
  Selling, general and administrative.....         2,520       2,977      5,101     5,619
  Research and development................           533         573        988     1,621
                                                  ------     -------    -------   -------
      Total operating expenses............         3,053       3,550      6,089     7,240
                                                  ------     -------    -------   -------

Loss from operations......................          (997)     (1,830)    (3,277)   (4,036)

Other income, net.........................           115         125        212       132
                                                  ------     -------    -------   -------

Net loss                                         $  (882)    $(1,705)   $(3,065)  $(3,904)
                                                  ======     =======    =======   =======

Basic and diluted loss per share..........       $ (0.04)    $ (0.08)   $ (0.14)  $ (0.19)

Shares used to compute basic and diluted
  loss per share..........................        23,906      20,406     22,609    20,171


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   2000        1999
                                                                   ----        ----
Operating activities:
  Net loss                                                       $(3,065)    $(3,904)

  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization.............................   1,066       1,079
      Change in assets and liabilities:
        Accounts receivable.....................................     534         211
        Inventory...............................................     520         475
        Prepaid expenses and other assets.......................     (21)        123
        Accounts payable........................................    (627)         25
        Deferred revenue........................................     (33)         76
        Accrued liabilities.....................................     242        (742)
                                                                 --------    ---------
Net cash used for operating activities..........................  (1,384)     (2,657)

Investing activities:
  Purchase of fixed assets......................................  (1,209)       (215)
  Sale of fixed assets at net book value........................     564           -
                                                                 --------    ---------
Net cash used by investing activities...........................    (645)       (215)

Financing activities:
  Net proceeds from sales of common shares......................    5,080      1,525
  Secured borrowings............................................      (91)       334
                                                                 --------    ---------
Net cash provided by financing activities.......................    4,989      1,859

Effect of exchange rate changes on cash and cash equivalents....        2        149
                                                                 --------    ---------
Net increase (decrease) in cash and cash equivalents............    2,962       (864)

Cash and cash equivalents at beginning of period................    4,467      4,846
                                                                 --------    ---------
Cash and cash equivalents at end of period...................... $  7,429    $ 3,982
                                                                 ========    =========
Non-cash financing activities:
  Conversion of convertible debentures and accrued
    interest into common stock.................................. $      -    $   972


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of PLC Systems Inc. ("PLC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period items have been reclassified to conform with current period presentations. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

3. COMPREHENSIVE LOSS

     Total comprehensive loss for the three and six-month periods ended June 30, 2000 amounted to $917,000 and $3,076,000, as compared to $1,726,000 and
$3,932,000, for the three and six-month periods ended June 30, 1999.

4. INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

                                         June 30,             December 31,
                                           2000                  1999
                                         --------             ------------
Raw materials..................           $  930                    $1,044
Work in progress...............              420                       439
Finished goods.................              473                       865
                                         --------             ------------
                                          $1,823                    $2,348
                                         ========             ============

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. LEGAL PROCEEDINGS

     In September 1996, CardioGenesis filed a civil lawsuit in the United States District Court for the Northern District of California asking the court to declare the Company's synchronization patent (U.S. Patent No. 5,125,926) invalid and unenforceable, or, alternatively, to find that CardioGenesis's TMR and PMR lasers do not infringe this patent. The Company filed a counterclaim alleging that all of CardioGenesis' TMR and PMR lasers infringe U.S. Patent No. 5,125,926. In January 1997, CardioGenesis filed an opposition in the European Patent Office to have the Company's German synchronization patent declared invalid. In April 1997, the Company filed an infringement lawsuit against CardioGenesis and one of its distributors in the Munich District Court alleging that CardioGenesis's TMR and PMR lasers infringe the Company's German synchronization patent. The PLC patents at issue in these lawsuits cover the Company's synchronization technology, which the Company believes is a critical factor in increasing the safety of TMR and PMR procedures.

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

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The Company also was named as a defendant in a lawsuit filed in Massachusetts Superior Court in September 1998 (hereafter referred to as the "state suit") seeking over $2.0 million in damages for alleged negligent misrepresentations and fraud arising from the Company's failure to obtain a favorable FDA recommendation in 1997. The state suit settled on confidential terms, and a Stipulation of Dismissal was filed on April 13, 2000. The settlement of the lawsuit did not have a material impact on the Company's financial statements.

     In February 1996, PLC Medical Systems, Inc., a wholly-owned subsidiary of the Company, filed suit against Eclipse Surgical Technologies, Inc. ("Eclipse") in the United States District Court for the District of Massachusetts alleging copyright infringement and unfair and deceptive trade practices based on Eclipse's misappropriation and copying of one of PLC's confidential clinical study protocols. The Company settled this suit in April 1999 on confidential terms. The settlement of the lawsuit did not have a material impact on the Company's financial statements.

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

6. EQUITY FINANCING

     On March 28, 2000, the Company issued and sold 2,683,000 shares of common stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,080,000. In connection with this financing the Company issued a placement agent a three-year warrant exercisable for 61,326 shares of common stock at a price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

7. LEASE RECEIVABLES

     The Company utilizes third-party financing arrangements to provide an array of lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available compliment the Company's traditional placement and sales strategies.

     Under these arrangements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum payments due from the customer after customer acceptance of The Heart Laser System. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted The Heart Laser System, the Company recognizes revenue, which is

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum payments until such time as the Company can legally isolate the lease receivables. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowing, respectively, is recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net, in the unaudited Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate," "will" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Such factors and uncertainties include, but are not limited to, business conditions and growth in certain market segments and the general economy, the ability of the Company to secure any required additional financing, an increase in competition or other competitive developments, the lack of market acceptance of the Company's products and proposed products by healthcare professionals and third party payers, the lack of reimbursement by third party payers, the development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are expressly incorporated by reference herein. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

     The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR. The Company's lease financing arrangements enables the Company to monetize future payment streams associated with certain agreements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing, or direct purchase. Until such time that utilization becomes more predictable, the Company believes that the retained placement model may be the most viable option for certain hospitals.

     The Heart Laser System is also sold to hospitals, and the related sterile handpieces and other disposables are sold separately for each procedure. These sales are classified as product sales.

     Hospitals are given the option to purchase service contracts to cover the cost of maintaining The Heart Laser System beyond the applicable warranty period. These service revenues are recorded ratably over the service contract and are classified as a component of placement and service fees.

RESULTS OF OPERATIONS

     Total revenues for the three-month period ended June 30, 2000 were $3,580,000, an increase of $88,000 when compared with total revenues of $3,492,000 for the three-month period ended June 30, 1999. Product sales for the three-month period ended June 30, 2000 were $2,746,000, an increase of $61,000 when compared with product sales of $2,685,000 for the three-month period ended June 30, 1999. The 2000 period reflects higher disposable revenue and royalties in comparison to the 1999 period, offset by a decline in the number of sales transactions recognized during the 2000 period, as well as a lower average selling price. In the three months ended June 30, 2000, the Company recorded eight sales transactions, while in the 1999 comparable period, the Company recorded nine sales transactions.

     Total revenues for the six-month period ended June 30, 2000 were $5,322,000, a decrease of $1,016,000 when compared with total revenues of $6,338,000 for the six-month period ended June 30, 1999. Product sales for the six-month period ended June 30, 2000 were $3,640,000, a decrease of $1,204,000 when compared with product sales of $4,844,000 for the six-month period ended June 30, 1999. The major factors in these decreases are the decline in the number of Heart Laser System sales transactions recognized during the six-months ended June 30, 2000, as well as a lower average selling price for The Heart Laser System in 2000 as compared to 1999. In the six-months ended June 30, 2000, the Company recorded nine sales transactions, while in the 1999 comparable period, the Company recorded thirteen sales transactions.

     Placement and service fees for the three and six-months ended June 30, 2000 were $834,000 and $1,682,000, increases of $27,000 and $188,000, when compared with placement and service fees of $807,000 and $1,494,000 for the same periods in fiscal 1999. This increase is due to both increased utilization of installed Heart Laser Systems and a redeployment strategy that moves under-performing Heart Laser Systems to more productive sites.

     Total gross margin for the three and six-month periods ended June 30, 2000 were $2,056,000, or 57% of revenues, and $2,812,000, or 53% of revenues, as compared to $1,720,000, or 49% of revenues, and $3,204,000, or 51% of revenues, for the comparable periods in fiscal 1999. In the three months ended June 30, 2000, the overall gross margin dollars increased as a result of an increase in sales volume and the implementation of manufacturing cost reductions by the Company. In the six-months ended June 30, 2000, the overall gross margin dollars decreased as a result of a decrease in sales volume, which was partially offset by manufacturing cost reductions implemented by the Company.

     Selling, general and administrative expenditures were $2,520,000 and $5,101,000 for the three and six-month periods ended June 30, 2000, decreases of $457,000 and $518,000 when compared to expenditures of $2,977,000 and $5,619,000 in the comparable periods in fiscal 1999. As a result of the Company's restructuring of its workforce in April 1999, the Company reduced compensation expense in the three and six-month periods ended June 30, 2000 as compared to the three and six-month periods ended June 30, 1999. The Company also reduced travel, entertainment and consulting expenditures in the three months ended June 30, 2000 as compared to the comparable 1999 period. The Company used a portion of the savings from the headcount reduction to increase its sales and marketing expenditures in the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999, particularly in the areas of Internet/web expansion, tradeshows, advertising and marketing literature.

     Research and development expenditures for the three and six-month periods ended June 30, 2000 were $533,000 and $988,000, decreases of $40,000 and
$633,000 when compared with expenditures of $573,000 and $1,621,000 in the comparable periods in fiscal 1999. As a result of the Company's restructuring of its workforce in April 1999, the Company reduced compensation expense in the three and six-month periods ended June 30, 2000 as compared to the three and six-month periods ended June 30, 1999. During the three months ended June 30, 2000, the Company used a portion of the savings from the headcount reduction to increase investment in project materials as compared to the same period in 1999.

     Other income for the three and six-month periods ended June 30, 2000 were $115,000 and $212,000, a decrease of $10,000 when compared with other income of $125,000 in the three month period ended June 30, 1999 and an increase of $80,000 when compared with other income of $132,000 in the six month period ended June 30, 1999. The six-month period ended June 30, 2000 included income from an insurance settlement while the comparable 1999 period included foreign currency translation losses.

     The Company incurred a net loss of $882,000 and $3,065,000 for the three and six-month periods ended June 30, 2000, compared to net losses of $1,705,000 and $3,904,000 for the comparable 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had cash and cash equivalents of $7,429,000.

     Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a commercial company with complete sales, marketing and production capabilities.

     On March 28, 2000, the Company issued and sold 2,683,000 shares of common stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,080,000. In connection with this financing, the Company issued a placement agent a three-year warrant for 61,326 shares of common stock at a price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

     While the Company is encouraged by recent developments with respect to FDA approval and Medicare coverage for TMR procedures, the historical absence of widespread reimbursement for the TMR procedure by third party payers as well as concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure (hereafter referred to as "mechanism of action"), has limited demand for and use of The Heart Laser System. Although Medicare reimbursement began in July 1999, and some private insurance plans have begun reimbursing health care providers for TMR procedures using The Heart Laser System, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System. In addition, the Company believes that hospitals may delay the implementation of a TMR program until such time that concerns about the lack of a known mechanism of action are satisfied, if ever. Management believes that its existing cash resources and cash from operations will meet working capital requirements through December 31, 2000. However, unanticipated decreases in operating revenues or increases in expenses, inability to monetize usage agreements or further delays in the process of third party payers providing reimbursement to healthcare providers may adversely impact the Company's cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of The Heart Laser System or that the Company will be able to operate profitably on a consistent basis. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company's ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this quarterly report do not include any adjustments to reflect the possible future effects of these uncertainties.

     The Company has seen an increasing trend on the part of its hospital customers to acquire The Heart Laser System on a fee per use basis rather than as a capital equipment purchase. The Company believes that this trend is the result of limitations many hospitals currently have on acquiring expensive capital equipment through an outright purchase as well as competitive pressures in the marketplace. This shift to a procedural fee for use business model will result in the deferral of both revenue and cash over a more extended timeframe than would be the case with an outright sale of the equipment. The Company's cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire The Heart Laser System on a fee per use basis and the number and frequency of TMR procedures performed by these hospitals. No assurance can be given that the Company's procedural-based sales model will be successful. There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

     During the six-months ended June 30, 2000, the Company incurred a net loss of $3,065,000, which resulted in the use of approximately $1,384,000 of its cash resources to support operations. Cash used by investing activities was approximately $645,000 and primarily related to PLC's retained placement contract activity. Cash provided by financing activities was approximately $4,989,000 and primarily related to the net proceeds of $5,080,000 obtained from the sale of the Company's common stock on March 28, 2000, offset by a decrease in secured borrowings of $91,000.

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

     The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt as well as proceeds received on sales financings through third party leasing arrangements.

                                PLC SYSTEMS INC.
                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

        See Note 5 to Notes to Condensed Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by this reference.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        On May 24, 2000, the Company held its Annual General Meeting of Stockholders to vote on the following proposals:

        1. To elect three members of the Board of Directors for a three-year term ("Proposal No. 1"). Nominees for Director were Benjamin Holmes, Alan H. Magazine and Kenneth J. Pulkonik.

        2. To approve the 2000 Employee Stock Purchase Plan of the Company ("Proposal No. 2").

        3. To approve the 2000 Equity Incentive Plan of the Company ("Proposal No. 3").

        4. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal Year 2000 ("Proposal No. 4").

        Of the 23,906,385 shares of the Company's common stock of record as of April 7, 2000 able to be voted at the meeting, a total of approximately 21,495,163 shares, or approximately 89.9% of the Company's issued and outstanding shares of common stock entitled to vote on these matters, were present at the meeting in person or by proxy. Each of the proposals was adopted, with the vote total as follows:

                                       SHARES        SHARES          SHARES      SHARES
        PROPOSAL                     VOTING FOR   VOTING AGAINST   ABSTAINING   WITHHELD
        NO. 1                        ----------   --------------   ----------   --------
        - Benjamin Holmes            21,103,568            0         391,595        0
        - Alan H. Magazine           21,103,618            0         391,545        0
        - Kenneth J. Pulkonik        21,103,418            0         391,745        0
        NO. 2                        20,711,736      707,820          75,607        0
        NO. 3                        20,483,467      941,312          70,384        0
        NO. 4                        21,322,696      107,110          65,357        0

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS

           27.1    Financial Data Schedule

           99.1(1) Risk Factors set forth on pages 21 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

        b) REPORTS ON FORM 8-K

           None.

------------------------------
(1) Incorporated herein by reference to exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PLC SYSTEMS INC.
                                Registrant

Date: AUGUST 4, 2000            By: /S/ JAMES G. THOMASCH
      ----------------              ------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

27           Financial Data Schedule

99.1(1) Risk Factors set forth on pages 21 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).







------------------------------
(1) Incorporated herein by reference to exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2000.