Form 10-Q
period 2000-09-30
PLC SYSTEMS INC
filed 2000-11-13
CIK 879682

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                   OUTSTANDING AT NOVEMBER 8, 2000
         Common Stock, no par value                     23,906,385


================================================================================

                                PLC SYSTEMS INC.

                                      INDEX

Part I.    Financial Information:

           Item 1.   Unaudited Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets (unaudited)............................................3

                     Condensed Consolidated Statements of Operations (unaudited)..................................4

                     Condensed Consolidated Statements of Cash Flows (unaudited)..................................5

                     Notes to Condensed Consolidated Financial Statements (unaudited).............................6

           Item 2.   Management's Discussion and Analysis of

                     Financial Condition and Results of Operations............................................10-14

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................14


Part II.   Other Information:

           Item 1.   Legal Proceedings...........................................................................15

           Item 2.   Changes in Securities and Use of Proceeds...................................................15

           Item 3.   Defaults Upon Senior Securities.............................................................15

           Item 4.   Submission of Matters to a Vote of Security Holders.........................................15

           Item 5.   Other Information...........................................................................15

           Item 6.   Exhibits and Reports on Form 8-K............................................................15

                                PLC SYSTEMS INC.
                          PART I. FINANCIAL INFORMATION

 ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                PLC SYSTEMS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                September 30,        December 31,
                                                                                    2000                   1999
                                                                                --------------       ---------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.........................................           $ 6,976              $ 4,467
     Accounts receivable, net..........................................             1,023                1,894
     Lease receivables, net............................................             1,450                  642
     Inventories.......................................................             1,685                2,348
     Prepaid expenses and other current assets.........................               382                  460
         Total current assets..........................................           -------               ------
                                                                                   11,516                9,811

Equipment, furniture and leasehold improvements, net...................             2,774                3,336
Lease receivables, net.................................................             2,717                1,782
Other assets...........................................................               497                  390
         Total assets..................................................           -------              -------
                                                                                  $17,504              $15,319
                                                                                  =======              =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..................................................           $ 1,032               $1,338
     Accrued clinical costs............................................               708                  769
     Accrued compensation..............................................               601                  653
     Accrued expenses..................................................               863                  630
     Deferred revenue..................................................                63                  138
     Secured borrowings................................................             1,918                  824
         Total current liabilities.....................................           -------               ------
                                                                                    5,185                4,352

Secured borrowings.....................................................             2,864                2,082
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, unlimited shares authorized, no
     shares issued and outstanding.....................................                 -                    -
Common stock, no par value, unlimited shares authorized,
     23,906 and 21,223 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively............            89,459               84,380
Accumulated deficit....................................................           (79,073)             (74,691)
Accumulated other comprehensive loss...................................              (931)                (804)
                                                                                  --------             --------
                                                                                    9,455                8,885
                                                                                  ---------            --------
Total liabilities and stockholders' equity.............................           $17,504              $15,319
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

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                   --------------------------        ------------------------
                                                                     2000            1999               2000           1999
                                                                     ----            ----               ----           ----

Revenues:
    Product sales                                                  $  1,712         $  1,623         $  5,352         $  6,467
    Placement and service fees                                          837              919            2,519            2,413
                                                                   --------         --------         --------         --------
        Total revenues                                                2,549            2,542            7,871            8,880

Cost of revenues:
    Product sales                                                     1,041              637            2,468            2,758
    Placement and service fees                                          368              673            1,451            1,686
                                                                   --------         --------         --------         --------
        Total cost of revenues                                        1,409            1,310            3,919            4,444
                                                                   --------         --------         --------         --------

Gross profit                                                          1,140            1,232            3,952            4,436

Operating expenses:
    Selling, general and administrative                               2,237            2,182            7,199            7,801
    Research and development                                            337              493            1,464            2,114
                                                                   --------         --------         --------         --------
        Total operating expenses                                      2,574            2,675            8,663            9,915
                                                                   --------         --------         --------         --------

Loss from operations                                                 (1,434)          (1,443)          (4,711)          (5,479)

Other income, net                                                       117               48              329              180
                                                                   --------         --------         --------         --------

Net loss                                                           $ (1,317)        $ (1,395)        $ (4,382)        $ (5,299)
                                                                   ========         ========         ========         ========

Basic and diluted loss per share                                   $  (0.06)        $  (0.07)        $  (0.19)        $  (0.26)

Shares used to compute basic and diluted loss
per share                                                            23,906           21,127           23,045           20,696

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                 2000                  1999
                                                                                 -----                 ----
Operating activities:
     Net loss .........................................................          $(4,382)             $(5,299)

     Adjustments to reconcile net loss to net cash used for operating activities:

         Depreciation and amortization.................................            1,655                1,285
         Change in assets and liabilities:
           Accounts receivable.........................................              864                  205
           Inventory...................................................              662                1,015
           Prepaid expenses and other assets...........................              (70)                 164
           Accounts payable............................................             (317)                (186)
           Deferred revenue............................................              (75)                  23
           Accrued liabilities.........................................              108                 (541)
                                                                                   ------                -----
Net cash used for operating activities.................................           (1,555)              (3,334)

Investing activities:
     Purchase of fixed assets..........................................           (1,892)                (247)
     Sale of fixed assets at net book value............................              837                   -
                                                                                   -----                 -----
Net cash used by investing activities..................................           (1,055)                (247)

Financing activities:
     Net proceeds from sales of common shares..........................            5,079                3,777
     Secured borrowings................................................              133                  288
                                                                                   ------               -----
Net cash provided by financing activities..............................            5,212                4,065

Effect of exchange rate changes on cash and cash equivalents...........              (93)                 281
                                                                                   ------               -----
Net increase in cash and cash equivalents..............................            2,509                  765

Cash and cash equivalents at beginning of period.......................            4,467                4,846
                                                                                  -----                 -----
Cash and cash equivalents at end of period.............................           $6,976               $5,611
                                                                                  ======               ======
Non-cash financing activities:
     Conversion of convertible debentures and accrued
       interest into common stock......................................           $  -                  $ 972

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PLC Systems Inc. ("PLC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period items have been reclassified to conform with current period presentations. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       NET LOSS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of future issues of common stock relating to options, warrants and convertible securities. In calculating diluted earnings per share, the dilutive effect of options, warrants and convertible securities is computed using the average market price for the period unless their inclusion would be antidilutive.

3.       COMPREHENSIVE LOSS

         Total comprehensive loss for the three and nine-month periods ended September 30, 2000 amounted to $1,433,000 and $4,509,000, as compared to $1,410,000 and $5,342,000, for the three and nine-month periods ended September 30, 1999.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

                                       September 30,           December 31,
                                           2000                   1999
                                     -------------            -------------
Raw materials..................            $ 913                    $1,044
Work in progress...............              305                       439
Finished goods.................              467                       865
                                           -----                      -----
                                          $1,685                    $2,348
                                          ======                    ======

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.      LEGAL PROCEEDINGS

        CARDIOGENESIS SUIT

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

         CLASS ACTION SUITS

         In July 1997, a U.S. Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market The Heart Laser System in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits seek an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints have been consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two of these suits were voluntarily dismissed. The Company moved to dismiss all claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims in the federal suit. The parties filed cross motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all, remaining claims in the federal suit. On October 26, 2000, the court entered a Settlement Order of Dismissal ordering that the action be dismissed without costs and without prejudice to the right of any party to restore the action to the docket within thirty (30) days "if settlement is not

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

consummated." The settlement process is not complete, and at this stage, the Company cannot make a meaningful prediction of whether a settlement will be consummated. The Company also cannot make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this lawsuit, but an unfavorable outcome could have a material adverse effect on the Company's business, financial position and results of operations. The Company believes that it has meritorious defenses to this litigation matter and continues to vigorously defend itself.

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

         ECLIPSE SUIT

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

         FOCH HOSPITAL SUIT

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

6.       STOCKHOLDERS EQUITY

         EQUITY FINANCING

         On March 28, 2000, the Company issued and sold 2,683,000 shares of common stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,079,000. In connection with this financing the Company issued a placement agent a three-year warrant exercisable for 61,326 shares of common stock at a price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         STOCK OPTION PLAN

         In October 2000, the Board of Directors approved the adoption of a non-qualified stock option plan and the grant of 317,672 shares under the plan to substantially all employees of the Company at an exercise price of $.5625 per share.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.       LEASE RECEIVABLES

         The Company utilizes third-party financing arrangements to provide lease financing alternatives to hospitals interested in acquiring The Heart Laser System. The lease financing alternatives available compliment the Company's traditional placement and sales strategies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "intend," "believe," "seek," "estimate," "will" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Such factors and uncertainties include, but are not limited to, business conditions and growth in certain market segments and the general economy, the ability of the Company to secure any required additional financing, an increase in competition or other competitive developments, the lack of market acceptance of the Company's products and proposed products by healthcare professionals and third party payers, the lack of reimbursement by third party payers, the development of alternative treatments or procedures for the treatment of heart disease and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which are expressly incorporated by reference herein. The Company undertakes no obligation to revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

         The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage as is the case with new technology such as TMR. The Company's lease financing arrangements enable the Company to monetize future payment streams associated with certain agreements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing, or direct purchase. Until such time that utilization becomes more predictable, the Company believes that the retained placement model may be the most viable option for certain hospitals.

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

RESULTS OF OPERATIONS

         Total revenues for the three-month period ended September 30, 2000 were $2,549,000 an increase of $7,000 when compared with total revenues of $2,542,000 for the three-month period ended September 30, 1999. Product sales for the three-month period ended September 30, 2000 were $1,712,000 an increase of $89,000 when compared with product sales of $1,623,000 for the three-month period ended September 30, 1999. The 2000 period reflects a higher average selling price on Heart Laser transactions in comparison to the 1999 period, offset by lower royalties.

         Total revenues for the nine-month period ended September 30, 2000 were $7,871,000 a decrease of $1,009,000 when compared with total revenues of $8,880,000 for the nine-month period ended September 30, 1999. Product sales for the nine-month period ended September 30, 2000 were $5,352,000 a decrease of $1,115,000 when compared with product sales of $6,467,000 for the nine-month period ended September 30, 1999. The major factors in these decreases are the decline in the number of Heart Laser System sales transactions recognized during the nine-months ended September 30, 2000, as well as a lower average selling price for The Heart Laser System in 2000 as compared to 1999. In the nine-months ended September 30, 2000, the Company recorded 14 sales transactions, while in the 1999 comparable period, the Company recorded 18 sales transactions.

         Placement and service fees for the three and nine-months ended September 30, 2000 were $837,000 and $2,519,000, respectively, a decrease of $82,000 and an increase of $106,000, when compared with placement and service fees of $919,000 and $2,413,000 for the comparable periods in fiscal 1999. In the three months ended September 30, 2000, placement and service revenue decreased from the comparable 1999 period due to a one-time non-recurring placement revenue billing recognized in the three months ended September 30, 1999. The increase in placement and service revenue in the nine months ended September 30, 2000, is due to both increased utilization of installed Heart Laser Systems and the implementation of a redeployment strategy that moved under-performing Heart Laser Systems to more productive sites.

         Total gross margin for the three and nine-month periods ended September 30, 2000 were $1,140,000, or 45% of revenues, and $3,952,000, or 50% of revenues, respectively, as compared to $1,232,000, or 48% of revenues, and $4,436,000, or 50% of revenues, for the comparable periods in fiscal 1999. In the three months ended September 30, 2000, the overall gross margin dollars decreased as a result of a decrease in higher margin revenue components, primarily royalties, in comparison to the 1999 period. In the nine-months ended September 30, 2000, the overall gross margin dollars decreased as a result of a decrease in sales volume.

         Selling, general and administrative expenditures were $2,237,000 and $7,199,000 for the three and nine-month periods ended September 30, 2000, respectively, an increase of $55,000 and a decrease of $602,000 when compared to expenditures of $2,182,000 and $7,801,000 in the comparable periods in fiscal 1999. In the three month period ended September 30, 2000, this increase was a result of increased travel and entertainment expenditures offset by a decrease in consulting and outside services as compared to the same period in 1999. As a result of the Company's restructuring of its workforce in April 1999, the Company reduced compensation, travel, entertainment and consulting expenditures in the nine months ended September 30, 2000 as compared to the comparable 1999 period. The Company used a portion of the savings from the headcount reduction to increase its sales and marketing expenditures in the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999, particularly in the areas of Internet/web expansion, tradeshows, advertising and marketing literature.

         Research and development expenditures for the three and nine-month periods ended September 30, 2000 were $337,000 and $1,464,000, respectively, decreases of $156,000 and $650,000 when compared with expenditures of $493,000 and $2,114,000 in the comparable periods in fiscal 1999. In the three month period ended September 30, 2000, this decrease was a result of reduced expenditures in monitoring and data collection, project materials and new product development offset by an increase in compensation as compared to the same period in 1999. In the nine month period ended September 30, 2000, this decrease was a result of reduced expenditures in monitoring and data collection, project materials and new product development and consulting and outside services as compared to the same period in 1999.

         Other income for the three and nine-month periods ended September 30, 2000 were $117,000 and $329,000, respectively, increases of $69,000 and $149,000 when compared with other income of $48,000 and $180,000 in the comparable periods in fiscal 1999. The increases are a result of both higher average cash balances and higher rates of interest on the invested funds.

         The Company incurred a net loss of $1,317,000 and $4,382,000 for the three and nine-month periods ended September 30, 2000, respectively, compared to net losses of $1,395,000 and $5,299,000 for the comparable 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $6,976,000.

         Over the past three years, the Company incurred significant operating losses and used significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a commercial company with complete sales, marketing and production capabilities.

         On March 28, 2000, the Company issued and sold 2,683,000 shares of common stock to two institutional investors at a price of $2.00 per share, resulting in proceeds to the Company (net of all issuance costs) of approximately $5,079,000. In connection with this financing, the Company issued a placement agent a three-year warrant for 61,326 shares of common stock at an exercise price of $3.15 per share. The Company may seek additional financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or by other means. The availability of such financing and the reasonableness of any related terms in comparison to market conditions cannot be assured.

         While the Company is encouraged by its FDA approval and Medicare coverage for TMR procedures, the historical absence of widespread reimbursement for the TMR procedure by third party payers as well as concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure (hereafter referred to as "mechanism of action"), has limited demand for and use of The Heart Laser System. Although Medicare reimbursement began in July 1999, and some private insurance plans have begun reimbursing health care providers for TMR procedures using The Heart Laser System, the Company believes that operating losses are likely to continue until such time as third party payers begin to provide widespread reimbursement to healthcare providers for use of The Heart Laser System. In addition, the Company believes that hospitals may delay the implementation of a TMR program until such time that concerns about the lack of a known mechanism of action are satisfied, if ever. Management believes that its existing cash resources and cash from operations will meet working capital requirements through December 31, 2000. However, unanticipated decreases in operating revenues or increases in expenses, inability to monetize usage agreements or further delays in the process of third party payers providing reimbursement to healthcare providers may adversely impact the Company's cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of The Heart Laser System or that the Company will be able to operate profitably on a consistent basis. The Company may need to raise additional capital to fund operations during the next twelve months. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company's ability to continue to realize assets and satisfy liabilities in the normal course of business. The condensed consolidated financial statements set forth in this quarterly report do not include any adjustments to reflect the possible future effects of these uncertainties.

         The Company has seen an increasing trend on the part of its hospital customers to acquire The Heart Laser System on a usage basis rather than as a capital equipment purchase. The Company believes that this trend is the result of limitations many hospitals currently have on acquiring expensive capital equipment through an outright purchase as well as competitive pressures in the marketplace. This shift to a usage business model can result in the deferral of both revenue and cash over a more extended timeframe than would be the case with an outright sale of the equipment. The Company's cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire The Heart Laser System on a usage basis and the number and frequency of TMR procedures performed by these hospitals. No assurance can be given that the Company's usage based sales model will be successful. There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company.

         During the nine-months ended September 30, 2000, the Company incurred a net loss of $4,382,000, which resulted in the use of approximately $1,555,000 of its cash resources to support operations. Cash used by investing activities was approximately $1,055,000 and primarily related to PLC's retained placement contract activity. Cash provided by financing activities was approximately $5,212,000 and primarily related to the net proceeds of $5,079,000 obtained from the sale of the Company's common stock on March 28, 2000, offset by an increase in secured borrowings of $133,000.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           In connection with the Company's annual meeting for fiscal 2001, any shareholders proposal for inclusion in the Proxy Statement must be received on or before December 21, 2000 to the attention of Steven Singer, Secretary of the Company, at Hale and Dorr LLP, 60 State Street, Boston, Massachusetts, 02109.

           In October 2000, the Board of Directors approved the adoption of a non-qualified stock option plan and the grant of 317,672 shares under the plan to substantially all employees of the Company at an exercise price of $.5625 per share.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     EXHIBITS

                  27.1       Financial Data Schedule.

                  99.1(1) Risk Factors set forth on pages 21 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

           b)     REPORTS ON FORM 8-K

                  None.


------------------
(1) Incorporated herein by reference to exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PLC SYSTEMS INC.

Date:      November 13, 2000          By:   /s/ James G. Thomasch
      ----------------------------        -------------------------------------
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

27.1                Financial Data Schedule

99.1(1) Risk Factors set forth on pages 21 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).


-----------------
(1) Incorporated herein by reference to exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2000.