Form 10-Q
period 2001-03-31
PLC SYSTEMS INC
filed 2001-05-15
CIK 879682

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2001.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                               OUTSTANDING AT MAY 11, 2001
            -----                               ----------------------------
   Common Stock, no par value                          29,298,667

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                PLC SYSTEMS INC.

                                      INDEX

Part I.    Financial Information:

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets (unaudited)............................................3

                     Condensed Consolidated Statements of Operations (unaudited)..................................4

                     Condensed Consolidated Statements of Cash Flows (unaudited)..................................5

                     Notes to Condensed Consolidated Financial Statements (unaudited).............................6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations................................................9

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................13


Part II.   Other Information:

           Item 1.   Legal Proceedings...........................................................................14

           Item 2.   Changes in Securities and Use of Proceeds...................................................14

           Item 3.   Defaults Upon Senior Securities.............................................................14

           Item 4.   Submission of Matters to a Vote of Security Holders.........................................14

           Item 5.   Other Information...........................................................................14

           Item 6.   Exhibits and Reports on Form 8-K............................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                PLC SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                 March 31,           December 31,
                                                                                    2001                 2000
                                                                                ----------           ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.........................................           $ 7,247              $ 5,726
     Marketable securities.............................................               269                  288
     Accounts receivable, net..........................................             1,741                1,400
     Lease receivables, net............................................             1,763                1,680
     Inventories, net..................................................             1,471                1,440
     Prepaid expenses and other current assets.........................               286                  259
                                                                                  -------              -------
         Total current assets..........................................            12,777               10,793

Equipment, furniture and leasehold improvements, net...................               924                1,049
Lease receivables, net.................................................             2,377                2,836
Other assets...........................................................               359                  400
                                                                                  -------              -------
         Total assets..................................................           $16,437              $15,078
                                                                                  =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................             $ 804               $1,276
     Accrued clinical costs............................................               451                  576
     Accrued compensation..............................................               353                  799
     Accrued expenses..................................................               733                  626
     Deferred revenue..................................................               578                  531
     Secured borrowings................................................             2,055                1,975
                                                                                  -------              -------
         Total current liabilities.....................................             4,974                5,783

Secured borrowings.....................................................             2,543                3,079
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, unlimited shares authorized, no
     shares issued and outstanding.....................................                 -                    -
Common stock, no par value, unlimited shares authorized,
     29,299 and 23,965 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively................            93,316               89,417
Accumulated deficit....................................................           (83,277)             (82,101)
Accumulated other comprehensive loss...................................            (1,119)              (1,100)
                                                                                  -------              -------
     Total stockholders' equity........................................             8,920                6,216
                                                                                  -------              -------
Total liabilities and stockholders' equity.............................           $16,437              $15,078
                                                                                  =======              =======

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March  31,
                                                                                   ---------------------------
                                                                                   2001                   2000
                                                                                   ----                   ----
Revenues:
     Product sales......................................................          $ 1,857                $ 894
     Placement and service fees.........................................              484                  848
                                                                                  -------                -----
         Total revenues.................................................            2,341                1,742

Cost of revenues:
     Product sales......................................................              994                  300
     Placement and service fees.........................................              154                  686
                                                                                  -------                -----
         Total cost of revenues.........................................            1,148                  986
                                                                                  -------                -----

Gross profit............................................................            1,193                  756

Operating expenses:
     Selling, general and administrative................................            2,230                2,512
     Research and development...........................................              240                  524
                                                                                  -------                -----
         Total operating expenses.......................................            2,470                3,036
                                                                                  -------                -----

Loss from operations....................................................           (1,277)              (2,280)

Other income, net.......................................................             101                    97
                                                                                  -------                -----

Net loss................................................................          $(1,176)             $(2,183)
                                                                                  =======              =======

Basic and diluted loss per share........................................           $ (.04)              $ (.10)

Shares used to compute basic and diluted
     loss per share.....................................................           28,765               21,341


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                   --------------------------
                                                                                   2001                  2000
                                                                                   ----                  ----
Operating activities:
     Net loss..........................................................          $(1,176)              $(2,183)

     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization.................................              181                   627
         Change in assets and liabilities:
           Accounts receivable.........................................             (345)                  689
           Inventory...................................................              (40)                  226
           Prepaid expenses and other assets...........................               12                  (173)
           Accounts payable............................................             (473)                  556
           Deferred revenue............................................               12                   (31)
           Accrued liabilities.........................................             (480)                 (347)
                                                                                 --------              --------
Net cash used for operating activities.................................           (2,309)                 (636)

Investing activities:
     Purchase of equipment.............................................              (67)                 (780)
     Proceeds from disposition of equipment............................               10                     -
                                                                                 --------              --------
Net cash used by investing activities..................................              (57)                 (780)

Financing activities:
     Net proceeds from sales of common shares..........................            3,899                 5,075
     Secured borrowings................................................              (80)                  (46)
                                                                                 --------              --------
Net cash provided by financing activities..............................            3,819                 5,029

Effect of exchange rate changes on cash and cash equivalents...........               68                     5
                                                                                 --------              --------
Net increase in cash and cash equivalents..............................            1,521                 3,618

Cash and cash equivalents at beginning of period.......................            5,726                 4,467
                                                                                 --------              --------
Cash and cash equivalents at end of period.............................          $ 7,247               $ 8,085
                                                                                 ========              ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PLC Systems Inc. ("PLC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior period items have been reclassified to conform with current period presentations. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.       NET LOSS PER SHARE

         Basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

3.       COMPREHENSIVE LOSS

         Total comprehensive loss for the three-month period ended March 31, 2001 amounted to $1,195,000, as compared to $2,207,000 for the three-month period ended March 31, 2000.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

                                PLC SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                          March 31,              December 31,
                                            2001                     2000
                                          ---------              ------------

Raw materials..................           $1,076                    $  946
Work in progress...............              136                        43
Finished goods.................              259                       451
                                          ------                    ------
                                          $1,471                    $1,440
                                          ======                    ======


         At each of March 31, 2001 and December 31, 2000, inventories are stated net of a reserve of $1,374,000 for potentially obsolete inventory.

5.        LEGAL PROCEEDINGS

         In July 1997, a United States Food and Drug Administration ("FDA") advisory panel recommended against approval of the Company's application to market the Company's first generation carbon-dioxide ("CO2") TMR laser ("HL1") in the United States. Following this recommendation, the Company was named as defendant in 21 purported class action lawsuits filed between August 1997 and November 1997 in the United States District Court for the District of Massachusetts. The lawsuits sought an unspecified amount of damages in connection with alleged violations of the federal securities laws based on the Company's failure to obtain a favorable FDA panel recommendation in 1997. Nineteen of these complaints were consolidated by the court into a single action for pretrial purposes (hereafter referred to as the "federal suit"). Two of these suits were voluntarily dismissed. The Company moved to dismiss all claims in the federal suit. On March 26, 1999, the court issued an order dismissing some, but not all, of the claims in the federal suit. The parties filed cross motions for reconsideration and on October 12, 1999, the court dismissed additional, but not all, remaining claims in the federal suit. On February 9, 2001, the Court issued an Order approving the settlement of the federal suit and entered a judgment of dismissal. The settlement of the federal suit did not have a material impact on the Company's financial statements.

6.       STOCKHOLDERS' EQUITY

         In January 2001, the Company entered into an exclusive five-year agreement with Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (collectively referred to as "Edwards"). Pursuant to the agreement, Edwards distributes the Company's next generation CO2 TMR laser ("HL2") (which was approved on January 9, 2001 by the FDA) and all associated TMR disposable components to hospitals throughout the United States. In conjunction with this agreement, the Company issued 5,333,333 shares of common stock to Edwards at $.75 per share, resulting in net proceeds of approximately $3,900,000. Edwards has certain preemptive rights to maintain their ownership position relative to future stock offerings. The Company also issued to Edwards a warrant to purchase 1,000,000 shares of common stock at $1.50 per share, a warrant to purchase 1,000,000 shares of common stock at $2.50 per share, and a warrant to purchase 1,000,000 shares of common stock at $3.50 per share. These warrants expire in January 2004, January 2005 and January 2006, respectively.

7.       LEASE RECEIVABLES

         The Company has entered into third-party financing arrangements to provide an array of lease financing alternatives to hospitals interested in acquiring products which are not covered under the Edwards distribution arrangement. The lease financing alternatives available complement the Company's traditional placement and sales strategies.

         Under these arrangements, the Company receives payment from the leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance. In transactions where the Company has transferred substantially all of the risks and rewards of ownership to the customer and the customer has accepted the product, the Company recognizes revenues, which are reported as a component of product sales. The Company recognizes a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. The payment received from the leasing company is recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowing, respectively, are recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "plans", "expects", "anticipates", "intends", "estimates" and similar expressions contain uncertainty and are intended to identify forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to: the successful ability to secure any required financing; the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company's products; the absence of reimbursement for health care providers who use the Company's products, or the risk that reimbursement, if provided, will be inadequate; restrictions imposed by regulatory agencies such as the FDA; competitive developments; business conditions, growth in certain market segments, and the general economy; uncertainty that any patent protection will exclude competitors or that the Company's products do not infringe any intellectual property rights of others; and the risk factors incorporated herein from the Company's annual report on Form 10-K and attached hereto as exhibit
99.1 and Item 2 and Item 3 herein.

OVERVIEW

         In January 2001, the Company obtained FDA approval to market its next generation laser, the HL2. The HL2 is less than half the weight and size of the Company's first generation laser, the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics. The HL1 and the HL2 collectively are referred to throughout this report as the "Heart Laser Systems".

         In January 2001, the Company also entered into a strategic marketing alliance and exclusive distribution arrangement with Edwards. Under this arrangement, Edwards is marketing and distributing the HL2, as well as all disposable TMR kits and accessories, to customers in the United States. The Company intends to maintain its sales force, at least through 2001, to assist Edwards in marketing the HL2 in the United States. The Company sells the HL2 and TMR kits to Edwards at a discount to list price and Edwards remarkets the HL2 and TMR kits to hospitals. Edwards' sales force is principally responsible for driving increased TMR procedures and kit utilization, as well as providing the Company's capital sales force with HL2 sales leads.

         Prior to entering into the exclusive distribution arrangement with Edwards, the Company offered placement, purchase and leasing alternatives to domestic and international customers interested in acquiring the Heart Laser Systems. Beginning in 2001, Edwards will determine the best programs, including sale, lease and rental offerings, which it believes will be most effective in the United States in marketing the HL2 and related TMR kits to hospitals. The Company will sell these products directly to Edwards at a discount to list price and will generally recognize product sales at the time of shipment to Edwards. The Company will continue with the existing programs to customers outside of the United States as described below.

         The Company expects that its revenues and gross profit in subsequent quarters of 2001 will likely be lower than corresponding quarters in 2000 (excluding the impact on gross margin of a non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits when sold to Edwards, until such time, if ever, that Edwards' marketing efforts result in substantially increased TMR procedural volumes and corresponding kit sales.

         The Company offers placement, purchase and leasing alternatives to customers interested in acquiring the Heart Laser Systems outside of the Edwards arrangement. The Company has developed a strategy to address the challenges of marketing high cost capital equipment by offering the Heart Laser Systems on a usage basis to hospitals. The particular structure of a usage based contract, including the length of contract, price billed per procedure and end of term options for purchase, depends primarily on whether the hospital is willing and able to commit to a certain minimum volume of procedures over a defined period of time. If the hospital cannot commit to a sufficient number of procedures, the Heart Laser Systems may be installed with usage fees billed as agreed upon with the hospital. The Company refers to this type of usage arrangement as a retained placement contract. Under a retained placement contract, placement and service fee revenues are recorded over the term of the usage agreement and the Heart Laser Systems remain the property of the Company and are depreciated over the term of the usage agreement.

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

         The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage, as is the case with new technology such as TMR. The Company's financing arrangements with leasing vendors has enabled the Company to monetize future payment streams associated with certain agreements. If utilization becomes more predictable, the Company expects a significant number of new accounts to opt for conventional leasing, or direct purchase.

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

         A portion of the Company's operations is conducted outside of the United States. Historically the impact of foreign currency fluctuations on the Company's overall consolidated results of operations has not been material.


RESULTS OF OPERATIONS

         Total revenues for the three-month period ended March 31, 2001 were $2,341,000, an increase of $599,000 when compared with total revenues of $1,742,000 for the three-month period ended March 31, 2000. Product sales for the three-month period ended March 31, 2001 were $1,857,000, an increase of $963,000 when compared with product sales of $894,000 for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, Heart Laser System revenues and disposable revenues, both components of product sales, increased as compared to the three-month period ended March 31, 2000 due to increased volume offset by a lower average selling price to Edwards, as well as lower royalty revenues. Prior to 2001, the Company recorded disposable revenues either as product sales (if the disposable kit was shipped to a customer who had either purchased their Heart Laser System or who otherwise qualified for sales type lease treatment) or as placement fees (if the disposable kit was shipped to a customer with a retained placement contract). In the first quarter of 2001, all disposable kit shipments were accounted for as product sales since all kits were shipped to Edwards. As such, the Company expects product sales related to disposable kits to increase in 2001 compared to 2000, while placement fee revenues are expected to decrease.

         Placement and service fees for the three-month period ended March 31, 2001 were $484,000, a decrease of $364,000 when compared with placement and service fees of $848,000 for the three-month period ended March 31, 2000. The decrease in placement fees is primarily due to all United States TMR kit shipments being accounted for as product sales in the first quarter of 2001 as discussed above.

         Management of the Company monitors disposable kit shipments to end-users as an important metric in evaluating its business. Management believes kit shipments to end users, although not a direct measure, is a reasonable indicator of the pace of the adoption of TMR as a therapy in the marketplace.

         For the three-month period ended March 31, 2001, 311 disposable kits were shipped to end users by Edwards, a decrease of 100 disposable kits from the 411 disposable kits shipped to end users during the three-month period ended March 31, 2000. Management believes the overall decrease is attributable to the Company's temporary shift in focus from driving kit utilization in order to promote the successful implementation, transition and development of the Edwards partnership.

         Total gross margin for the three-month period ended March 31, 2001 was $1,193,000, or 51% of revenues, as compared to $756,000, or 43% of revenues, for the comparable period in 2000. In the three-month period ended March 31, 2001, overall gross margin increased as a result of overall higher total revenues and a favorable product mix of higher margin disposables sold to Edwards in the period, as well as manufacturing cost savings realized in the production of the newly designed HL2.

         Selling, general and administrative expenditures were $2,230,000 for the three-month period ended March 31, 2001, a decrease of $282,000 when compared to expenditures of $2,512,000 in the three-month period ended March 31, 2000. This decline is mainly attributable to a decrease in corporate marketing expenses, both domestically and internationally, and lower general and administrative expenditures, including a reduction in certain travel and relocation expenses.

         Research and development expenditures for the three-month period ended March 31, 2001 were $240,000, a decrease of $284,000 when compared with expenditures of $524,000 for the three-month period ended March 31, 2000. The reduction in research and development expenses reflects a decrease in HL2 project-related expenditures and a reduction in clinical study expenses.

         Other income for the three-month period ended March 31, 2001 was $101,000, an increase of $4,000 when compared with other income of $97,000 in the three-month period ended March 31, 2000. The increase is a result of higher average cash balances offset by lower rates of interest.

         The Company incurred a net loss of $1,176,000 for the three-month period ended March 31, 2001, compared to a net loss of $2,183,000 for the three-month period ended March 31, 2000. The smaller net loss resulted from higher total revenues, a higher gross margin and lower overall operating expenses in 2001 when compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash, cash equivalents and marketable securities of $7,516,000.

         Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. During 1999 and 2000, the Company implemented a number of programs to reduce its consumption of cash, including operating expense reductions and the establishment of third party financing alliances to enable the Company to monetize certain of its minimum procedure sales contracts.

         In January 2001, the Company entered into a strategic marketing alliance and exclusive distribution agreement with Edwards to distribute the new HL2 laser and all disposable TMR kits throughout the United States. In conjunction with this agreement, the Company received net proceeds of $3,900,000 through the sale of 5,333,333 newly issued shares of common stock at $.75 per share and issued warrants to purchase an additional 3,000,000 shares at exercise prices ranging from $1.50 to $3.50. See Note 6 in the notes to the condensed consolidated financial statements.

         During the three-month period ended March 31, 2001, the Company incurred a net loss of $1,176,000, which resulted in the use of approximately $2,309,000 of its cash resources to support operations. Cash used by investing activities was approximately $57,000 and primarily related to the purchase of equipment in the manufacturing area. Cash provided by financing activities was approximately $3,819,000 and primarily related to the net proceeds of $3,899,000 obtained from the sale of the Company's common stock to Edwards.

         The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2001. However, the Company expects that its revenues and gross profit in subsequent quarters of 2001 will likely be lower than corresponding quarters in 2000 (excluding the impact on gross margin of the non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits when sold to Edwards, until such time, if ever, that Edwards' marketing efforts result in substantially increased TMR procedural volumes and corresponding kit sales. Should TMR procedural volume not increase sufficiently to offset the impact of selling lasers and kits to Edwards at a discounted price, the Company's liquidity and capital resources will be negatively impacted. Additionally, other unanticipated decreases in operating revenues or increases in expenses, the inability to monetize usage agreements or further delays in third party reimbursement to healthcare providers using the Company's products may adversely impact the Company's cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of the Heart Laser Systems or that the Company will be able to operate profitably on a consistent basis. The Company may need to raise additional capital to fund operations during the next twelve months. There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company, or at all. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company's ability to continue to realize assets and satisfy liabilities in the normal course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A portion of the Company's operations consists of sales activities in foreign jurisdictions. The Company manufactures its products exclusively in the United States and sells the products in the United States and abroad. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the United States dollar and foreign currencies, especially the Swiss Franc and the German Mark. When the United States dollar strengthens against the Franc or Mark, the value of nonfunctional currency sales decreases. When the United States dollar weakens, the functional currency amount of sales increases. In the past, the Company's support of its foreign operations has benefited from a stronger United States dollar, but has been adversely affected by a weaker United States dollar relative to major currencies worldwide. No assurance can be given that foreign currency fluctuations in the future may not adversely affect the Company's financial condition and results of operations. However, at the present, the Company does not believe that its exposure is significant.

         The Company's interest income and expense are most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company's cash equivalents and marketable securities.

                                PLC SYSTEMS INC.
                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Note 5 to Notes to Condensed Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by reference.

ITEM 2.    CHANGES IN SECURITIES

           (c) On January 9, 2001, the Company sold 5,333,333 shares of its common stock for an aggregate of $4,000,000 to Edwards in connection with an exclusive distribution agreement. In addition, the Company issued to Edwards a warrant to purchase 1,000,000 shares of common stock at a price of $1.50 per share, a warrant to purchase 1,000,000 shares of common stock at a price of $2.50 per share, and a warrant to purchase 1,000,000 shares of common stock at a price of $3.50 per share. These warrants expire on January 9, 2004, January 9, 2005 and January 9, 2006, respectively. These warrants are exercisable at any time prior to expiration at the option of the holder into shares of the Company's common stock at the exercise prices discussed above. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the securities sold and issued. No underwriters were involved in the sale and issuance of these securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  EXHIBITS

               10.1+ Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

               10.2 Shareholders Agreement, dated January 9, 2001, by and between the Registrant and Edwards Lifesciences Corporation.

--------------------
+ Confidential treatment is requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

               99.1 Risk Factors set forth on pages 22 through 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

            b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PLC SYSTEMS INC.



Date:   May 14, 2001                        By:  /s/ James G. Thomasch
     -------------------                       --------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION

               10.1+ Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and
                           Edwards Lifesciences LLC.

               10.2 Shareholders Agreement, dated January 9, 2001, by and between the Registrant and Edwards Lifesciences
                           Corporation.

               99.1 Risk Factors set forth on pages 22 through 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.




---------------------------
+ Confidential treatment is requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.