Form 10-Q
period 2001-06-30
PLC SYSTEMS INC
filed 2001-08-13
CIK 879682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2001.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________________ to __________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2001

Common Stock, no par value	29,451,616

PLC SYSTEMS INC.

PLC SYSTEMS INC.
Part I.     Financial Information

Item 1. Financial Statements

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$6,020	$5,726
Marketable securities	333	288
Accounts receivable, net	2,249	1,400
Lease receivables, net	1,724	1,680
Inventories, net	1,322	1,440
Prepaid expenses and other current assets	264	259

Total current assets	11,912	10,793

Equipment, furniture and leasehold improvements, net	752	1,049
Lease receivables, net	2,002	2,836
Other assets	349	400

Total assets	$15,015	$15,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$1,276
Accrued clinical costs	306	576
Accrued compensation	599	799
Accrued expenses	704	626
Deferred revenue	427	531
Secured borrowings	2,013	1,975

Total current liabilities	5,072	5,783

Secured borrowings	2,123	3,079
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized, 29,452 and 23,965 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	93,380	89,417
Accumulated deficit	(84,417)	(82,101)
Accumulated other comprehensive loss	(1,143)	(1,100)

Total stockholders’ equity	7,820	6,216

Total liabilities and stockholders’ equity	$15,015	$15,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Product sales	$2,202	$2,746	$4,059	$3,640
Placement and service fees	379	834	863	1,682

Total revenues	2,581	3,580	4,922	5,322

Cost of revenues:
Product sales	1,284	1,127	2,278	1,427
Placement and service fees	114	397	268	1,083

Total cost of revenues	1,398	1,524	2,546	2,510

Gross profit	1,183	2,056	2,376	2,812

Operating expenses:
Selling, general and administrative	2,117	2,450	4,347	4,962
Research and development	273	603	513	1,127

Total operating expenses	2,390	3,053	4,860	6,089

Loss from operations	(1,207)	(997)	(2,484)	(3,277)

Other income, net	67	115	168	212

Net loss	$(1,140)	$(882)	$(2,316)	$(3,065)

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.14)

Shares used to compute basic and diluted loss per share	29,347	23,906	29,029	22,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:
Net loss	$(2,316)	$(3,065)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	401	1,066
Change in assets and liabilities:
Accounts receivable	(858)	534
Inventory	117	520
Prepaid expenses and other assets	20	(21)
Accounts payable	(254)	(627)
Deferred revenue	(133)	(33)
Accrued liabilities	(412)	242

Net cash used for operating activities	(3,435)	(1,384)

Investing activities:
Purchase of equipment	(91)	(1,209)
Proceeds from disposition of equipment	10	564
Purchase of marketable securities	(333)	-
Maturity of marketable securities	288	-

Net cash used by investing activities	(126)	(645)

Financing activities:
Net proceeds from sales of common shares	3,963	5,080
Secured borrowings	(128)	(91)

Net cash provided by financing activities	3,835	4,989

Effect of exchange rate changes on cash and cash equivalents	20	2

Net increase in cash and cash equivalents	294	2,962

Cash and cash equivalents at beginning of period	5,726	4,467

Cash and cash equivalents at end of period	$6,020	$7,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.          Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of PLC Systems Inc. (“PLC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.          Net Loss per Share

             Basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

3.          Comprehensive Loss

             Total comprehensive loss for the three- and six-month periods ended June 30, 2001 amounted to $1,164,000 and $2,359,000, respectively, as compared to $917,000 and $3,076,000, respectively, for the three- and six-month periods ended June 30, 2000.

4.          Inventories

             Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$770	$946
Work in progress	228	43
Finished goods	324	451

	$1,322	$1,440

             At each of June 30, 2001 and December 31, 2000, inventories are stated net of a reserve of $1,342,000 and $1,374,000, respectively, for potentially obsolete inventory.

5.          Stockholders’ Equity

             In January 2001, the Company entered into an exclusive five-year agreement with Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (collectively referred to as “Edwards”).  Pursuant to the agreement, Edwards distributes the Company’s second generation CO2 TMR laser (“HL2”) (which was approved on January 9, 2001 by the FDA) and all associated TMR disposable components throughout the United States.  In conjunction with this agreement, the Company issued 5,333,333 shares of common stock to Edwards at $.75 per share, resulting in net proceeds of approximately $3,900,000.  Edwards has certain preemptive rights to maintain its ownership position relative to future stock offerings.  The Company also issued to Edwards a warrant to purchase 1,000,000 shares of common stock at $1.50 per share, a warrant to purchase 1,000,000 shares of common stock at $2.50 per share, and a warrant to purchase 1,000,000 shares of common stock at $3.50 per share. These warrants expire in January 2004, January 2005 and January 2006, respectively.

             In June 2001, employees purchased 152,949 shares under the Company’s Employee Stock Purchase Plan at a price of $.43 per share.

6.          Lease Receivables

             The Company has entered into third-party financing arrangements to provide an array of lease financing alternatives to hospitals interested in acquiring products which are not covered under the Edwards distribution arrangement (principally the Company’s first generation CO2 TMR Laser (“HL1”)).  The lease financing alternatives complement the Company's traditional placement and sales strategies.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "believes", "plans", "expects", "anticipates", "intends", "estimates" and similar expressions contain uncertainty and are intended to identify forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to: the successful ability to secure any required financing; the ability to convince health care professionals and third party payers of the medical and economic benefits of the Company’s products; the absence of reimbursement for health care providers who use the Company’s products, or the risk that reimbursement, if provided, will be inadequate; restrictions imposed by regulatory agencies such as the FDA; competitive developments; business conditions, growth in certain market segments, and the general economy; uncertainty that any patent protection will exclude competitors or that the Company’s products do not infringe any intellectual property rights of others; the risk factors identified in Item 2 and Item 3 herein and the risk factors incorporated herein from the Company’s annual report on Form 10-K and attached hereto as exhibit 99.1.

Overview

             In January 2001, the Company obtained FDA approval to market its next generation laser, the HL2.  The HL2 is less than half the weight and size of the Company’s first generation laser, the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics.  The HL1 and the HL2 collectively are referred to throughout this report as the “Heart Laser Systems”.

             In January 2001, the Company also entered into a strategic marketing alliance and exclusive distribution arrangement with Edwards.  Under this arrangement, Edwards is marketing and distributing the HL2, as well as all disposable TMR kits and accessories, to customers in the United States.  The Company intends to maintain its sales force, at least through 2001, to assist Edwards in marketing the HL2 in the United States.  The Company sells the HL2 and TMR kits to Edwards at a discount to list price and Edwards remarkets the HL2 and TMR kits.  Edwards’ sales force is principally responsible for driving increased TMR procedures and kit utilization, as well as providing the Company’s capital sales force with HL2 sales leads.

             Prior to entering into the exclusive distribution arrangement with Edwards, the Company offered placement, purchase and leasing alternatives to domestic and international customers interested in acquiring the Heart Laser Systems.  Beginning in 2001, Edwards is responsible for determining the programs, including sale, lease and rental offerings, which it believes will be most effective in the United States in marketing the HL2 and related TMR kits.  The Company sells these products directly to Edwards at a discount to list price and generally recognizes product sales at the time of shipment to Edwards. The Company is continuing with the existing programs to customers outside of the United States as described below.

             The Company expects that its revenues and gross profit in subsequent quarters of 2001 will likely be lower than corresponding quarters in 2000 (excluding the impact on gross margin of a non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits sold to Edwards, until such time, if ever, that Edwards’ marketing efforts result in substantially increased TMR procedural volumes and corresponding kit sales.

             The Company offers placement, purchase and leasing alternatives to customers interested in acquiring the Heart Laser Systems outside of the Edwards arrangement, principally in international markets. The Company has developed a strategy to address the challenges of marketing high cost capital equipment by offering the Heart Laser Systems on a usage basis to hospitals. The particular structure of a usage based contract, including the length of contract, price billed per procedure and end of term options for purchase, depends primarily on whether the hospital is willing and able to commit to a certain minimum volume of procedures over a defined period of time. If the hospital cannot commit to a sufficient number of procedures, the Heart Laser Systems may be installed with usage fees billed as agreed upon with the hospital. The Company refers to this type of usage arrangement as a retained placement contract. Under a retained placement contract, placement and service fee revenues are recorded over the term of the usage agreement and the Heart Laser System remains the property of the Company and is depreciated over the term of the usage agreement.

             If the hospital is willing and able to commit to a sufficient number of procedures at a sufficient procedural fee, such that the substantial risks and benefits of ownership of the Heart Laser System has transferred to the hospital, then the Company classifies the usage agreement as a minimum procedure sales contract (qualifying as a sales type lease). Under a minimum procedure sales contract, the Company records product revenues, at a discounted present value of the guaranteed minimum procedure payments, and records product cost of sale at the time of acceptance of the Heart Laser System.

             The Company believes that retained placement and minimum procedure sales contracts are appealing to hospitals when capital equipment funds are scarce or unavailable or when it is difficult to predict early usage levels.  The Company’s financing arrangements with leasing vendors have enabled the Company to monetize future payment streams associated with certain agreements.

             The Heart Laser Systems are also sold directly to customers, and the related sterile handpieces and other disposables are sold separately. These sales are classified as product sales.

             Customers are given the option to purchase service contracts to cover the cost of maintaining the Heart Laser Systems beyond the applicable warranty period. These service revenues are recorded ratably over the service contract and are classified as a component of placement and service fees.  The Company records installation revenues, if any, related to a Heart Laser System transaction as a component of placement and service fees when the Heart Laser System is installed.

             A portion of the Company’s operations is conducted outside of the United States.  Historically the impact of foreign currency fluctuations on the Company’s overall consolidated results of operations has not been material.

Results of Operations

             Total revenues for the three-month period ended June 30, 2001 were $2,581,000, a decrease of $999,000 when compared with total revenues of $3,580,000 for the three-month period ended June 30, 2000.  Product sales for the three-month period ended June 30, 2001 were $2,202,000, a decrease of $544,000 when compared with product sales of $2,746,000 for the three-month period ended June 30, 2000.  For the three-month period ended June 30, 2001, Heart Laser System revenues and disposable revenues, both components of product sales, decreased as compared to the three-month period ended June 30, 2000 due to a lower average selling price of the Company’s products, as well as lower royalty revenues.  Lower selling prices are a direct result of the Company’s new distribution arrangement in 2001 with Edwards, pursuant to which products are sold at a discount to list price to Edwards and then resold by Edwards.  Lower selling prices were offset in part by an increase in the number of Heart Laser Systems sales transactions.  Prior to 2001, the Company recorded disposable kit revenues either as product sales (if the disposable kit was shipped to a customer who had either purchased their Heart Laser System or who otherwise qualified for sales type lease treatment) or as placement fees (if the disposable kit was shipped to a customer with a retained placement contract).  In the second quarter of 2001, all domestic disposable kit shipments were accounted for as product sales because all kits were sold directly to Edwards.  As such, the Company expects product sales related to disposable kits to increase in 2001 compared to 2000, while placement fee revenues are expected to decrease.

             Total revenues for the six-month period ended June 30, 2001 were $4,922,000, a decrease of $400,000 when compared with total revenues of $5,322,000 for the six-month period ended June 30, 2000.  Total revenues decreased due to a decline in placement fee revenues partially offset by an increase in product sales, as discussed above.  Product sales for the six-month period ended June 30, 2001 were $4,059,000, an increase of $419,000 when compared with product sales of $3,640,000 for the six-month period ended June 30, 2000.  The major factors in the increase in product sales is due to a higher number of Heart Laser System sales transactions and related disposables recognized during the six-month period ended June 30, 2001, offset by a lower average selling price for The Heart Laser System in 2001 as compared to 2000.

             Placement and service fees for the three- and six-month periods ended June 30, 2001 were $379,000 and $863,000, decreases of $455,000 and $819,000, respectively, when compared with placement and service fees of $834,000 and $1,682,000 for the three- and six-month periods ended June 30, 2000.  The decreases in placement fees are primarily due to all United States TMR kit sales being accounted for as product sales in the 2001 periods, as discussed above.

             Management of the Company also monitors disposable kit shipments to end users as an important metric in evaluating its business.  Management believes kit shipments to end users, although not a direct measure, is a reasonable indicator of the pace of the adoption of TMR as a therapy in the marketplace.

             For the three- and six-month periods ended June 30, 2001, 380 and 691 disposable kits, respectively, were shipped to end users, an increase of 14 and a decrease of 86 disposable kits, respectively from the 366 and 777 disposable kits shipped to end users during the three- and six-month periods ended June 30, 2000.  Management believes the increase in the three-month period ended June 30, 2001 is due to increased utilization of the Company’s next generation HL2 and the effects of the Edwards sales force offset by a decrease in international shipments, while the decrease in the six-month period is attributable to the Company’s temporary shift in focus from driving kit utilization in the first quarter of 2001 in order to promote the successful implementation, transition and development of the Edwards partnership, as well as lower kit shipments into international markets.

             Total gross margin for the three- and six-month periods ended June 30, 2001 were $1,183,000, or 46% of revenues, and $2,376,000, or 48% of revenues, as compared to $2,056,000, or 57% of revenues, and $2,812,000, or 53% of revenues, for the comparable periods in 2000.  In the three- and six-month periods ended June 30, 2001, overall gross margin decreased as a result of lower total revenues partially offset by manufacturing cost savings realized in the production of the HL2.

             Selling, general and administrative expenditures were $2,117,000 and $4,347,000 for the three- and six-month periods ended June 30, 2001, decreases of $333,000 and $615,000, respectively, when compared to expenditures of $2,450,000 and $4,962,000 in the three- and six-month periods ended June 30, 2000.  These declines are mainly attributable to decreases in corporate marketing expenses, both domestically and internationally, and lower general and administrative expenditures, including reductions in travel and relocation expenses.

             Research and development expenditures for the three- and six-month periods ended June 30, 2001 were $273,000 and $513,000, decreases of $330,000 and $614,000, respectively, when compared with expenditures of $603,000 and $1,127,000 for the three- and six-month periods ended June 30, 2000.  The reductions in research and development expenses reflect decreases in HL2 project-related expenditures and reductions in clinical study expenses.

             Other income for the three- and six-month periods ended June 30, 2001 were $67,000 and $168,000, decreases of $48,000 and $44,000 when compared with other income of $115,000 and $212,000 in the three- and six-month periods ended June 30, 2000.  These decreases are due to lower interest income as a result of lower overall investable cash balances and interest rates in 2001.  In addition, the three-month period ended June 30, 2000 included income from an insurance settlement.

             The Company incurred a net loss of $1,140,000 and $2,316,000 for the three- and six-month periods ended June 30, 2001, compared to net losses of $882,000 and $3,065,000 for the three- and six-month periods ended June 30, 2000.  The net loss in the three-month period ended June 30, 2001 is higher due to lower revenues and corresponding gross margin dollars partially offset by a reduction in operating expenses.  The net loss in the six-month period ended June 30, 2001 is lower due to a significant reduction in operating expenses partially offset by a slight decrease in revenues and a lower gross margin.

Liquidity and Capital Resources

             At June 30, 2001, the Company had cash, cash equivalents and marketable securities of $6,353,000.

             Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations.  Since 1999, the Company has implemented a number of programs to reduce its consumption of cash, including operating expense reductions and the establishment of third party financing alliances to enable the Company to monetize certain of its minimum procedure sales contracts.

             In January 2001, the Company entered into a strategic marketing alliance and exclusive distribution agreement with Edwards to distribute the new HL2 laser and all disposable TMR kits throughout the United States. In conjunction with this agreement, the Company received net proceeds of $3,900,000 through the sale of 5,333,333 newly issued shares of common stock at $.75 per share and issued warrants to purchase an additional 3,000,000 shares at exercise prices ranging from $1.50 to $3.50.  See Note 5 in the notes to the condensed consolidated financial statements.

             During the six-month period ended June 30, 2001, the Company incurred a net loss of $2,316,000, which resulted in the use of approximately $3,435,000 of its cash resources to support operations.  Cash used by investing activities was approximately $126,000 and primarily related to the purchase of equipment in the manufacturing area and a net increase in marketable securities.  Cash provided by financing activities was approximately $3,835,000 and primarily related to the net proceeds of $3,963,000 which were obtained from the sale of the Company’s common stock to Edwards and to employees of the Company pursuant to the Employee Stock Purchase Program, partially offset by a decrease in secured borrowings of $128,000.

             The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2001. However, the Company expects that its revenues and gross profit in subsequent quarters of 2001 will likely be lower than corresponding quarters in 2000 (excluding the impact on gross margin of the non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits sold to Edwards, until such time, if ever, that Edwards’ marketing efforts result in substantially increased TMR procedural volumes and corresponding kit sales.  Should TMR procedural volume not increase sufficiently to offset the impact of selling lasers and kits to Edwards at a discounted price, the Company’s liquidity and capital resources will be negatively impacted. Additionally, unanticipated decreases in operating revenues or increases in expenses, the inability to monetize usage agreements or further delays in third party reimbursement to healthcare providers using the Company’s products may adversely impact the Company’s cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of the Heart Laser Systems or that the Company will be able to operate profitably on a consistent basis. The Company may need to raise additional capital to fund operations during the next twelve months.  There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company, or at all. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company’s ability to continue to realize assets and satisfy liabilities in the normal course of business.

             The Company has seen an increasing trend on the part of customers to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  The Company believes that this trend is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  This shift to a usage business model may result in the deferral of both revenues and the receipt of cash.  The Company’s cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  No assurance can be given that a usage based sales model will be successful, whether implemented by the Company or Edwards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             A portion of the Company’s operations consists of sales activities in foreign jurisdictions. The Company manufactures its products exclusively in the United States and sells the products in the United States and abroad. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the United States dollar and foreign currencies, especially the Swiss Franc and the German Mark. When the United States dollar strengthens against the Franc or Mark, the value of nonfunctional currency sales decreases. When the United States dollar weakens, the functional currency amount of sales increases. In the past, the Company’s support of its foreign operations has benefited from a stronger United States dollar, but has been adversely affected by a weaker United States dollar relative to major currencies worldwide. No assurance can be given that foreign currency fluctuations in the future may not adversely affect the Company’s financial condition and results of operations.  In 2001, there has not been a material impact on the Company’s financial condition and results of operations due to currency fluctuations, and the Company does not believe that its exposure is significant.

             The Company’s interest income and expense are most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash equivalents and marketable securities.

PLC SYSTEMS INC.
Part II.  Other Information

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
On May 23, 2001, the Company held its Annual General Meeting of Stockholders for the following purposes:
	1.	To elect four Class I Directors for the ensuing three years (“Proposal No. 1”).
	2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for Fiscal Year 2001(“Proposal No. 2”).
	3.	To transact such other business as may properly come before the meeting or adjournment thereof .
Of the 29,298,667 shares of the Company’s common stock of record as of April 5, 2001 able to be voted at the meeting, a total of approximately 22,187,159 shares, or approximately 76% of the Company’s issued and outstanding shares of common stock entitled to vote on these matters, were present at the meeting in person or by proxy. Each of the proposals was adopted, with the vote total as follows:

	Shares	Shares	Shares	Shares
Proposal	Voting For	Voting Against	Abstaining	Withheld

No. 1
Donald E. Bobo	21,893,724	0	293,435	0
Edward H. Pendergast	21,894,264	0	292,895	0
Robert I. Rudko	21,894,264	0	292,895	0
Mark R.Tauscher	21,894,274	0	292,885	0
No. 2	22,049,269	106,771	31,119	0

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
	a)	Exhibits
	99.1	Risk Factors set forth on pages 22 through 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.
	b)	Reports on Form 8-K
None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	August 13, 2001	By:	/s/ James G. Thomasch

Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
99.1	Risk Factors set forth on pages 22 through 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.