Form 10-Q
period 2001-09-30
PLC SYSTEMS INC
filed 2001-11-13
CIK 879682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2001
Common Stock, no par value	29,451,616

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.  Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,444	$5,726
Marketable securities	359	288
Accounts receivable, net	1,912	1,400
Lease receivables, net	1,625	1,680
Inventories, net	1,319	1,440
Prepaid expenses and other current assets	225	259
Total current assets	10,884	10,793

Equipment, furniture and leasehold improvements, net	716	1,049
Lease receivables, net	1,661	2,836
Other assets	334	400
Total assets	$13,595	$15,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,035	$1,276
Accrued clinical costs	181	576
Accrued compensation	499	799
Accrued expenses	793	626
Deferred revenue	581	531
Secured borrowings	1,869	1,975
Total current liabilities	4,958	5,783

Secured borrowings	1,781	3,079
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Common stock, no par value, unlimited shares authorized, 29,451,616 and 23,965,334 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	93,380	89,417
Accumulated deficit	(85,405)	(82,101)
Accumulated other comprehensive loss	(1,119)	(1,100)
Total stockholders’ equity	6,856	6,216
Total liabilities and stockholders’ equity	$13,595	$15,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$2,005	$1,712	$6,064	$5,352
Placement and service fees	352	837	1,215	2,519
Total revenues	2,357	2,549	7,279	7,871

Cost of revenues:
Product sales	1,150	1,041	3,428	2,468
Placement and service fees	104	368	372	1,451
Total cost of revenues	1,254	1,409	3,800	3,919

Gross profit	1,103	1,140	3,479	3,952

Operating expenses:
Selling, general and administrative	1,946	2,237	6,293	7,199
Research and development	201	337	714	1,464
Total operating expenses	2,147	2,574	7,007	8,663

Loss from operations	(1,044)	(1,434)	(3,528)	(4,711)

Other income, net	56	117	224	329

Net loss	$(988)	$(1,317)	$(3,304)	$(4,382)

Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.11)	$(0.19)

Shares used to compute basic and diluted loss per share	29,452	23,906	29,171	23,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net loss	$(3,304)	$(4,382)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	558	1,655
Change in assets and liabilities:
Accounts receivable	(519)	864
Inventory	121	662
Prepaid expenses and other assets	64	(70)
Accounts payable	(244)	(317)
Deferred revenue	50	(75)
Accrued liabilities	(532)	108
Net cash used for operating activities	(3,806)	(1,555)

Investing activities:
Purchase of equipment	(199)	(1,892)
Proceeds from disposition of equipment	10	837
Purchase of marketable securities	(333)	-
Maturity of marketable securities	288	-
Net cash used by investing activities	(234)	(1,055)

Financing activities:
Net proceeds from sales of common shares	3,963	5,079
Secured borrowings	(173)	133
Net cash provided by financing activities	3,790	5,212

Effect of exchange rate changes on cash and cash equivalents	(32)	(93)
Net (decrease) increase in cash and cash equivalents	(282)	2,509

Cash and cash equivalents at beginning of period	5,726	4,467
Cash and cash equivalents at end of period	$5,444	$6,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PLC Systems Inc. (“PLC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.             Net Loss per Share

Basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

3.             Comprehensive Loss

                Total comprehensive loss for the three- and nine-month periods ended September 30, 2001 amounted to $964,000 and $3,323,000, respectively, as compared to $1,433,000 and $4,509,000, respectively, for the three- and nine-month periods ended September 30, 2000.

4.             Inventories

                Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$726	$946
Work in progress	215	43
Finished goods	378	451
	$1,319	$1,440

                At each of September 30, 2001 and December 31, 2000, inventories are stated net of a reserve of $1,091,000 and $1,374,000, respectively, for potentially obsolete inventory.

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

The Company expects that its revenues and gross profit in the quarter ended December 31, 2001 will likely be lower than the quarter ended December 31, 2000 (excluding the impact on gross margin of a non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits sold to Edwards.

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

Results of Operations

                Total revenues for the three-month period ended September 30, 2001 were $2,357,000, a decrease of $192,000 when compared with total revenues of $2,549,000 for the three-month period ended September 30, 2000.  Product sales for the three-month period ended September 30, 2001 were $2,005,000, an increase of $293,000 when compared with product sales of $1,712,000 for the three-month period ended September 30, 2000.  For the three-month period ended September 30, 2001, Heart Laser System revenues, a component of product sales, decreased as compared to the three months ended September 30, 2000 due to a lower average selling price of the Company’s products.  Lower selling prices are a direct result of the Company’s new distribution arrangement in 2001 with Edwards, pursuant to which products are sold at a discount to list price to Edwards and then resold by Edwards.  Lower selling prices were offset in part by an increase in the number of Heart Laser Systems sales transactions.  For the three-month period ended September 30, 2001, disposable revenues increased as compared to the three-month period ended September 30, 2000.  Prior to 2001, the Company recorded disposable kit revenues either as product sales (if the disposable kit was shipped to a customer who had either purchased their Heart Laser System or who otherwise qualified for sales type lease treatment) or as placement fees (if the disposable kit was shipped to a customer with a retained placement contract).  In the third quarter of 2001, all domestic disposable kit shipments were accounted for as product sales because all kits were sold directly to Edwards.  As such, the Company expects product sales related to disposable kits to increase in 2001 compared to 2000, while placement fee revenues are expected to decrease.  Royalty revenues as a component of product sales decreased in the three-month period ended September 30, 2001 as compared to the comparative 2000 period.

Total revenues for the nine-month period ended September 30, 2001 were $7,279,000, a decrease of $592,000 when compared with total revenues of $7,871,000 for the nine-month period ended September 30, 2000.  Total revenues decreased due to a decline in placement fee revenues partially offset by an increase in product sales, as discussed above.  Product sales for the nine-month period ended September 30, 2001 were $6,064,000, an increase of $712,000 when compared with product sales of $5,352,000 for the nine-month period ended September 30, 2000.  The major factors in the increase in product sales are a result of a higher number of Heart Laser System sales transactions and related disposables recognized during the nine-month period ended September 30, 2001, offset by a lower average selling price for The Heart Laser System in 2001 as well as lower royalty revenue as compared to 2000.

                Placement and service fees for the three- and nine-month periods ended September 30, 2001 were $352,000 and $1,215,000, decreases of $485,000 and $1,304,000, respectively, when compared with placement and service fees of $837,000 and $2,519,000, respectively, for the three- and nine-month periods ended September 30, 2000.  The decreases in placement fees are primarily due to all United States TMR kit sales being accounted for as product sales in the 2001 periods, as discussed above.

Management of the Company also monitors disposable kit shipments to end users as an important metric in evaluating its business.  Management believes kit shipments to end users, although not a direct measure, are a reasonable indicator of the pace of the adoption of TMR as a therapy in the marketplace.

For the three- and nine-month periods ended September 30, 2001, 340 and 1,031 disposable kits, respectively, were shipped to end users, decreases of 76 and 162 disposable kits, respectively, from the 416 and 1,193 disposable kits shipped to end users during the three- and nine-month periods ended September 30, 2000.  The decreases in disposable kit shipments are primarily attributable to decreases in international kit shipments to end users.

Total gross margin for the three- and nine-month periods ended September 30, 2001 was $1,103,000, or 47% of revenues, and $3,479,000, or 48% of revenues, as compared to $1,140,000, or 45% of revenues, and $3,952,000, or 50% of revenues, for the comparable periods in 2000.  In the three- and nine-month periods ended September 30, 2001, overall gross margin decreased as a result of lower total revenues partially offset by manufacturing cost savings realized in the production of the HL2.

Selling, general and administrative expenditures were $1,946,000 and $6,293,000 for the three- and nine-month periods ended September 30, 2001, decreases of $291,000 and $906,000, respectively, when compared to expenditures of $2,237,000 and $7,199,000 in the three- and nine-month periods ended September 30, 2000.  These declines are mainly attributable to decreases in corporate marketing expenses, both domestically and internationally, and lower general and administrative expenditures, including reductions in directors fees and travel, depreciation and amortization and relocation expenses.

Research and development expenditures for the three- and nine-month periods ended September 30, 2001 were $201,000 and $714,000, decreases of $136,000 and $750,000, respectively, when compared with expenditures of $337,000 and $1,464,000 for the three- and nine-month periods ended September 30, 2000.  The reductions in research and development expenses reflect decreases in HL2 project-related expenditures and reductions in clinical study expenses.

Other income for the three- and nine-month periods ended September 30, 2001 was $56,000 and $224,000, decreases of $61,000 and $105,000 when compared with other income of $117,000 and $329,000 in the three- and nine-month periods ended September 30, 2000.  These decreases are due to lower interest income as a result of lower overall investable cash balances and interest rates in 2001.

The Company incurred net losses of $988,000 and $3,304,000 for the three- and nine-month periods ended September 30, 2001, compared to net losses of $1,317,000 and $4,382,000 for the three- and nine-month periods ended September 30, 2000.  The net loss in both periods ended September 30, 2001 is lower due to a reduction in operating expenses partially offset by a decrease in revenues and a lower gross margin.

Liquidity and Capital Resources

                At September 30, 2001, the Company had cash, cash equivalents and marketable securities of $5,803,000.

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

During the nine-month period ended September 30, 2001, the Company incurred a net loss of $3,305,000, which resulted in the use of approximately $3,806,000 of its cash resources to support operations.  Cash used by investing activities was approximately $234,000 and primarily related to the purchase of equipment in the manufacturing area and a net increase in marketable securities.  Cash provided by financing activities was approximately $3,790,000 and primarily related to the net proceeds of $3,963,000 which were obtained from the sale of the Company’s common stock to Edwards and to employees of the Company pursuant to the Employee Stock Purchase Program, partially offset by a decrease in secured borrowings of $173,000.

                The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2001. However, the Company expects that its revenues and gross profit in the fourth quarter ended December 31, 2001 will likely be lower than the corresponding quarter in 2000 (excluding the impact on gross margin of the non-recurring charge in the fourth quarter of 2000) as a result of the discounted sale price of lasers and TMR procedural kits sold to Edwards.  Should TMR procedural volume not increase sufficiently to offset the impact of selling lasers and kits to Edwards at a discounted price, the Company’s liquidity and capital resources will be negatively impacted. Additionally, unanticipated decreases in operating revenues or increases in expenses, the inability to monetize usage agreements or further delays in third party reimbursement to healthcare providers using the Company’s products may adversely impact the Company’s cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company will be successful in achieving broad commercial acceptance of the Heart Laser Systems or that the Company will be able to operate profitably on a consistent basis. The Company may need to raise additional capital to fund operations during the next twelve months.  There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company, or at all. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company’s ability to continue to realize assets and satisfy liabilities in the normal course of business.

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

                The Company’s interest income and expense are most sensitive to changes in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on the Company’s cash equivalents and marketable securities.  Interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates mainly due to the existing cash balances and the relative insignificance of interest income to the consolidated net loss.

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

PLC SYSTEMS INC.

Date: November 12, 2001	By: /s/ James G. Thomasch
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

99.1	Risk Factors set forth on pages 22 through 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.