Form 10-Q
period 2002-03-31
PLC SYSTEMS INC
filed 2002-05-08
CIK 879682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 1-11388

PLC SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Forge Park, Franklin, Massachusetts	02038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 541-8800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2002
Common Stock, no par value	29,712,053

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.  Financial Information

Item 1.  Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,194	$4,977
Accounts receivable, net	1,654	2,544
Lease receivables, net	1,383	1,510
Inventories, net	866	1,001
Prepaid expenses and other current assets	242	222
Total current assets	9,339	10,254

Equipment, furniture and leasehold improvements, net	338	383
Lease receivables, net	996	1,326
Other assets	326	335
Total assets	$10,999	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$726	$968
Accrued compensation	297	444
Accrued expenses	833	859
Deferred revenue	360	507
Secured borrowings	1,521	1,691
Total current liabilities	3,737	4,469

Deferred revenue	92	73
Secured borrowings	1,048	1,446
Total long-term liabilities	1,140	1,519
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding
Common stock, no par value, unlimited shares authorized, 29,636 and 29,527 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	93,486	93,419
Accumulated deficit	(86,262)	(86,003)
Accumulated other comprehensive loss	(1,102)	(1,106)
Total stockholders’ equity	6,122	6,310
Total liabilities and stockholders’ equity	$10,999	$12,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$2,056	$1,857
Placement and service fees	364	484
Total revenues	2,420	2,341

Cost of revenues:
Product sales	1,278	994
Placement and service fees	148	223
Total cost of revenues	1,426	1,217

Gross profit	994	1,124

Operating expenses:
Selling, general and administrative	1,061	2,161
Research and development	207	240
Total operating expenses	1,268	2,401

Loss from operations	(274)	(1,277)

Other income, net	15	101

Net loss	$(259)	$(1,176)

Basic and diluted loss per share	$(.01)	$(.04)

Shares used to compute basic and diluted loss per share	29,573	28,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(259)	$(1,176)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	58	181
Change in assets and liabilities:
Accounts receivable	889	(345)
Inventory	134	(40)
Prepaid expenses and other assets	(22)	12
Accounts payable	(242)	(473)
Deferred revenue	(130)	12
Accrued liabilities	(179)	(480)
Net cash provided by (used for) operating activities	249	(2,309)

Investing activities:
Purchase of equipment	—	(67)
Proceeds from disposition of equipment	—	10
Net cash used by investing activities	—	(57)

Financing activities:
Net proceeds from sales of common shares	67	3,899
Secured borrowings	(112)	(80)
Net cash provided by (used for) financing activities	(45)	3,819

Effect of exchange rate changes on cash and cash equivalents	13	68
Net increase in cash and cash equivalents	217	1,521

Cash and cash equivalents at beginning of period	4,977	5,726
Cash and cash equivalents at end of period	$5,194	$7,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.            Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) has developed a patented high-powered carbon dioxide (“CO2”) laser system known as The Heart Laser (“HL1”) for use in the treatment of severe coronary artery disease in a surgical laser procedure, pioneered by the Company and its clinical investigators, known as transmyocardial revascularization (“TMR”).  In January 2001, the Company obtained U.S. Food and Drug Administration (“FDA”) approval to market its second-generation laser, the CO2 Heart Laser 2 (“HL2”).   The HL2 is less than half the weight and size than the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics.  The HL1 and HL2 collectively are referred to throughout this report as the “Heart Laser Systems”.

In January 2001, the Company entered into a strategic marketing alliance and exclusive distributorship agreement with Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (collectively referred to as “Edwards”).  The distributorship agreement is for five years with a five-year renewal option if certain conditions are met.  Under the terms of the agreement, Edwards will market and distribute the HL2, as well as all disposable TMR kits and accessories, to hospitals in the United States.  In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibilities in the United States for PLC’s HL2 and associated TMR kits.  Edwards is also the Company’s largest shareholder, owning approximately 18% of the Company’s outstanding shares as of December 31, 2001.

Outside the United States, the Company markets and distributes its products primarily through an independent dealer network, although in certain countries it continues to sell its products directly to hospitals.

2.            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

3.            Net Loss per Share

Basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

4.           Comprehensive Loss

Total comprehensive loss for the three-month period ended March 31, 2002 amounted to $255,000, as compared to $1,195,00 for the three-month period ended March 31, 2001.

5.            Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$509	$618
Work in progress	223	107
Finished goods	134	276
	$866	$1,001

At each of March 31, 2002 and December 31, 2001, inventories are stated net of a reserve of $1,210,000 and $1,167,000, respectively, for potentially obsolete inventory.

6.            Legal Proceedings

In January 1999, the Company settled its outstanding patent infringement litigation with CardioGenesis. The original CardioGenesis lawsuit, counterclaimed by the Company, dealt with the Company’s synchronization patent (U.S. Patent No. 5,125,926). Under the settlement, CardioGenesis agreed that U.S. Patent No. 5,125,926 and related international patents of the Company were valid and enforceable. PLC granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents.  As part of the settlement, CardioGenesis agreed to pay the Company:

•     a minimum of $2.5 million over 42 months ending on June 30, 2002; and

•     license fees and ongoing royalties on sales of all covered products until the expiration of all licensed patents.

7.            Revenue Recognition

The Company records revenue from the sale of TMR kits to Edwards at the time of shipment.  Heart Laser Systems are billed to Edwards in accordance with purchase orders received by the Company. Invoiced Heart Laser Systems are recorded as deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue.

Under the terms of the Edwards distribution agreement, once Edwards has recovered a prescribed amount of revenue from a hospital for the use or purchase of a laser, any additional revenues earned by Edwards are shared with the Company pursuant to a formula established in the distribution agreement. The Company only records its share of such additional revenue, if any, at the time the revenue is earned.  Through March 31, 2002 the amount of additional shared revenue earned or recorded has not been material.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, the risk factors identified in Item 2 and Item 3 herein and the risk factors incorporated herein from the Company’s annual report on Form 10-K and attached hereto as exhibit 99.1.

Overview

In January 2001, the Company obtained FDA approval to market its next generation laser, the HL2.  The HL2 is less than half the weight and size of the Company’s first generation laser, the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics.  The HL1 and the HL2 collectively are referred to throughout this report as the “Heart Laser Systems”.

In January 2001, the Company entered into a strategic marketing alliance and exclusive distribution arrangement with Edwards.  Under this arrangement, Edwards is marketing and distributing the HL2, as well as all disposable TMR kits and accessories, to customers in the United States.  In 2001, Edwards’ sales force was principally responsible for driving increased TMR procedures and kit utilization, as well as providing the Company’s capital sales force with HL2 sales leads. The Company maintained its capital sales force through January 2002 to assist Edwards in marketing the HL2 in the United States.

In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibility in the United States for PLC’s HL2 and associated TMR kits. The Company sells the HL2 and TMR kits to Edwards at a discount to list price and Edwards remarkets the HL2 and TMR kits to hospitals.  The Company expects to benefit from reduced sales and marketing expenses in 2002 and beyond, and anticipates a reduction in both net loss and cash burn of approximately $2,000,000 in 2002.

A portion of the Company’s operations is conducted outside of the United States.  Historically the impact of foreign currency fluctuations on the Company’s overall consolidated results of operations has not been material (as discussed below under the heading “Quantitative and Qualitative Disclosures About Market Risk”).

Results of Operations

Total revenues for the three-month period ended March 31, 2002 were $2,420,000, an increase of $79,000 when compared with total revenues of $2,341,000 for the three-month period ended March 31, 2001.

Product Sales

Product sales for the three-month period ended March 31, 2002 were $2,056,000, an increase of $199,000 when compared with product sales of $1,857,000 for the three-month period ended March 31, 2001.  For the three-month period ended March 31, 2002, Heart Laser Systems revenues increased due to an increase in the number of laser sales, partially offset by lower revenues from sales of disposable kits.

Placement and Service Fees

Placement and service fees for the three-month period ended March 31, 2002 were $364,000, a decrease of $120,000 when compared with placement and service fees of $484,000 for the three-month period ended March 31, 2001.  For the three-month period ended March 31, 2002, the overall decrease in placement and service fees reflects a 60% decrease in placement fees, partially offset by a 86% increase in service fees.  Service fees increased due to more lasers being placed in service throughout 2001 and in the first quarter of 2002, which resulted in increased billings to Edwards for installation, warranty and preventative maintenance services.  Placement fees declined as a result of (1) various U.S. HL1 customers upgrading to an HL2, which results in a laser sale to Edwards and a corresponding shift in recorded disposable kit sales to these new HL2 customers as product sales instead of placement fees, and (2) a decline in international placement contract fees due to a decrease in kit shipments to international customers.

Kit Shipments

Management of the Company monitors disposable kit shipments as an important metric in evaluating its business.  Management believes kit shipments, although not a direct measure, are reasonable indicators of the pace of the adoption of TMR as a therapy in the marketplace.

For the three-month period ended March 31, 2002, the Company shipped a total of 399 disposable kits to end users, an increase of 28% over the 311 disposable kits shipped to end users during the three-month period ended March 31, 2001. Overall, domestic kit shipments increased by 141%, from 162 in the three-month period ended March 31, 2001 to 390 in the three-month period ended March 31, 2002.  Management believes the domestic kit shipment improvement is a result of the benefits of the strategic partnership with Edwards and the introduction of the new HL2 in January 2001.

International kit shipments declined from 149 in the three-month period ended March 31, 2001 to 9 in the three-month period ended March 31, 2002.  This decrease is primarily attributable to (1) various international accounts using their inventories of disposable kits and not yet requiring additional disposable kits and (2) a decrease in the number of international Heart Laser System shipments, which typically are accompanied by an initial kit order.

Gross Profit

Total gross margin for the three-month period ended March 31, 2002 was $994,000, or 41% of revenues, as compared to $1,124,000, or 48% of revenues, for the comparable period in 2001.  The decrease in gross profit as a percentage of revenues is a result of a greater percentage of gross profit being generated from the sale of lasers as compared to higher margin disposable kits in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001.

Operating Expenses

Selling, general and administrative expenditures were $1,061,000 for the three-month period ended March 31, 2002, a decrease of $1,169,000 when compared to expenditures of $2,161,000 for the three-month period ended March 31, 2001.  For the three-month period ended March 31, 2002, the overall decrease is primarily attributable to (1) reduced domestic sales and marketing expenditures as a result of the January 2002 Edwards exercise of a pre-existing option to assume the United States sales and marketing responsibility for the HL2 and associated TMR kits; (2) reduced international sales and marketing expenditures; and (3) reduced administrative expenditures.  The Company expects that 2002 sales and marketing expenditures will continue to decrease significantly as compared to 2001 due to Edwards’ exercise of the sales and marketing option in January 2002.

Research and development expenditures for the three-month period ended March 31, 2002 were $207,000, a decrease of $33,000 when compared with expenditures of $240,000 for the three-month period ended March 31, 2001.  Throughout 2002, research and development expenditures are expected to be comparable with the level of expenditures in 2001.

Other Income

Other income for the three-month period ended March 31, 2002 was $15,000, a decrease of $86,000 when compared with other income of $101,000 for the three-month period ended March 31, 2001.  The decrease is a result of both a lower overall average investable balance and lower interest rates on invested funds.  Throughout 2002, other income is expected to be lower than 2001 due to lower average invested balances and lower interest rates on invested funds.

Net Loss

The Company incurred a net loss of $259,000 for the three-month period ended March 31, 2002, compared to a net loss of $1,176,000 for the three-month period ended March 31, 2001.  The lower net loss resulted from lower operating expenses, primarily related to the lower sales and marketing expenses discussed above, offset slightly by a lower gross margin.

In connection with the January 2002 sales and marketing option exercise by Edwards, Edwards will, pursuant to the terms of the distribution agreement with the Company, retain a greater share of the revenue generated from U.S. TMR kit sales.  In addition, royalty revenue is expected to decrease in 2002 because the guaranteed minimum royalties generated from the settlement of the CardioGenesis lawsuit will end on June 30, 2002.  Although CardioGenesis is required to pay an ongoing royalty on sales of covered products after June 30, 2002, the Company expects that royalty revenue will be significantly lower than the guaranteed minimum royalties for at least the remainder of 2002.  As a result, in 2002 the Company expects that its gross profit will likely be lower than in 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of $5,194,000.

During the three-month period ended March 31, 2002, the Company incurred a net loss of $259,000.  The combination of this net loss and working capital changes, most notably the reduction in outstanding accounts receivable of $889,000, resulted in net cash provided by operating activities of approximately $249,000.  Cash used for financing activities was approximately $45,000, consisting of the net proceeds of $67,000 obtained from the sale of the Company’s common stock offset by a reduction in secured borrowings of $112,000.  Although the Company produced positive cash flow from operating activities during the three-month period ended March 31, 2002, the Company does not expect to produce positive cash flow from operations during future periods in 2002.

The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2002. However, the Company is largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to substantially increase TMR procedural volumes and revenues.  Should TMR procedural volume not increase sufficiently to offset the impact of selling lasers and kits to Edwards at a discounted price, the Company’s liquidity and capital resources will be negatively impacted. Additionally, other unanticipated decreases in operating revenues or increases in expenses or further delays in third-party reimbursement to healthcare providers using the Company’s products may adversely impact the Company’s cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company, working with Edwards and its international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems or that the Company will be able to operate profitably on a consistent basis.

The Company has seen an increasing trend on the part of hospital customers to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  The Company believes that this trend is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  This shift to a usage business model may result in a longer recovery period for Edwards to recoup their investment in lasers they purchase from the Company.  This could result in (1) a delay in the Company’s ability to receive additional shared revenue, if any, that it otherwise is entitled to receive under the terms of its distribution agreement with Edwards and (2) a delay in the purchase of new lasers by Edwards if their installed base of placement lasers under usage contracts are under-performing and they choose to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from the Company.   The Company’s cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  No assurance can be given that a usage based sales model will be successful, whether implemented by the Company or Edwards.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A portion of the Company’s operations consists of sales activities in foreign jurisdictions. The Company manufactures its products exclusively in the United States and sells the products in the United States and abroad. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Swiss Franc and the Euro. When the U.S. dollar strengthens against the Franc or Euro, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future may not adversely affect the Company’s business, financial condition and results of operations, although at the present time the Company does not believe that its exposure is significant.

The Company’s interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents.

PLC SYSTEMS INC.

Part II.  Other Information

Item 1.   Legal Proceedings

See Note 6 to Notes to Condensed Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by reference.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a)           Exhibits

99.1	Risk Factors set forth on pages 22 through 29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	May 8, 2002	By:	/s/ James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
99.1	Risk Factors set forth on pages 22 through 29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.