Form 10-Q
period 2002-06-30
PLC SYSTEMS INC
filed 2002-08-12
CIK 879682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2002
Common Stock, no par value	29,738,432

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I. Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,342	$4,977
Accounts receivable, net	1,600	2,544
Lease receivables, net	1,278	1,510
Inventories, net	946	1,001
Prepaid expenses and other current assets	500	222
Total current assets	9,666	10,254

Equipment, furniture and leasehold improvements, net	288	383
Lease receivables, net	725	1,326
Other assets	316	335
Total assets	$10,995	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$968
Accrued compensation	368	444
Accrued expenses	862	859
Deferred revenue	743	507
Secured borrowings	1,480	1,691
Total current liabilities	3,909	4,469

Deferred revenue	79	73
Secured borrowings	725	1,446
Total long-term liabilities	804	1,519
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 29,738 and 29,527 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	93,545	93,419
Accumulated deficit	(86,127)	(86,003)
Accumulated other comprehensive loss	(1,136)	(1,106)
Total stockholders’ equity	6,282	6,310
Total liabilities and stockholders’ equity	$10,995	$12,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$1,850	$2,202	$3,906	$4,059
Placement and service fees	329	379	693	863
Total revenues	2,179	2,581	4,599	4,922

Cost of revenues:
Product sales	769	1,284	2,047	2,278
Placement and service fees	129	197	277	420
Total cost of revenues	898	1,481	2,324	2,698

Gross profit	1,281	1,100	2,275	2,224

Operating expenses:
Selling, general and administrative	933	2,034	1,994	4,195
Research and development	228	273	435	513
Total operating expenses	1,161	2,307	2,429	4,708

Income (loss) from operations	120	(1,207)	(154)	(2,484)

Other income, net	15	67	30	168

Net income (loss)	$135	$(1,140)	$(124)	$(2,316)

Basic and diluted earnings (loss) per share	$0.00	$(0.04)	$(0.00)	$(0.08)

Average shares outstanding:
Basic	29,713	29,347	29,643	29,029
Diluted	29,744	29,347	29,643	29,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(124)	$(2,316)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	113	401
Change in assets and liabilities:
Accounts receivable	943	(858)
Inventory	55	117
Prepaid expenses and other assets	(282)	20
Accounts payable	(518)	(254)
Deferred revenue	218	(133)
Accrued liabilities	(123)	(412)
Net cash provided by (used for) operating activities	282	(3,435)

Investing activities:
Purchase of equipment	—	(91)
Proceeds from disposition of equipment	—	10
Purchase of marketable securities	—	(333)
Maturity of marketable securities	—	288
Net cash used for investing activities	—	(126)

Financing activities:
Net proceeds from sales of common shares	127	3,963
Secured borrowings	(99)	(128)
Net cash provided by financing activities	28	3,835

Effect of exchange rate changes on cash and cash equivalents	55	20
Net increase in cash and cash equivalents	365	294

Cash and cash equivalents at beginning of period	4,977	5,726
Cash and cash equivalents at end of period	$5,342	$6,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

                In January 2001, the Company entered into a strategic marketing alliance and exclusive distribution agreement with Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (collectively referred to as “Edwards”).  The distribution agreement is for five years with a five-year renewal option if certain conditions are met.  Under the terms of the agreement, Edwards will market and distribute the HL2, as well as all disposable TMR kits and accessories, to hospitals in the United States.  In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibilities in the United States for PLC’s HL2 and associated TMR kits.  Edwards is also the Company’s largest shareholder, owning approximately 18% of the Company’s outstanding shares as of December 31, 2001.

                Outside the United States, the Company markets and distributes its products primarily through an independent dealer network, although in certain countries it continues to sell its products directly to hospitals.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

3.             Net Income (Loss) per Share

                Basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the treasury stock method.

Basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

4.             Comprehensive Income (Loss)

                Total comprehensive income for the three-month period ended June 30, 2002 amounted to $101,000, as compared to a total comprehensive loss of $1,164,000 for the three-month period ended June 30, 2001. Total comprehensive loss for the six-month period ended June 30, 2002 amounted to $154,000, as compared to a total comprehensive loss of $2,359,000 for the six-month period ended June 30, 2001.

5.             Inventories

                Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$662	$618
Work in progress	210	107
Finished goods	74	276
	$946	$1,001

                At each of June 30, 2002 and December 31, 2001, inventories are stated net of a reserve of $1,107,000 and $1,167,000, respectively, for potentially obsolete inventory.

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

•                  a minimum of $2.5 million over 42 months which ended on June 30, 2002; and

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below under the heading “Factors Affecting Future Operating Results” and elsewhere in this quarterly report.

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

In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibility in the United States for PLC’s HL2 and associated TMR kits. The Company sells the HL2 and TMR kits to Edwards at a discount to list price and Edwards remarkets the HL2 and TMR kits to hospitals.  The Company has benefited from reduced domestic sales and marketing expenses of approximately $1,645,000 through the first six months of 2002 and expects similar savings to be realized over the remainder of 2002.

A portion of the Company’s operations is conducted outside of the United States.  Historically the impact of foreign currency fluctuations on the Company’s overall consolidated results of operations has not been material (as discussed below under the heading “Quantitative and Qualitative Disclosures About Market Risk”).

Results of Operations

                Total revenues of $2,179,000 for the three-month period ended June 30, 2002 decreased $402,000 or 16% when compared to total revenues of $2,581,000 for the three-month period ended June 30, 2001.  This decrease of 16% in total revenues was predominately the result of a corresponding 16% decrease in product sales.

                Total revenues of $4,599,000 for the six-month period ended June 30, 2002 decreased $323,000 or 7% when compared to total revenues of $4,922,000 for the six-month period ended June 30, 2001.  This decrease of 7% in total revenues was the result of a 4% decrease in product sales combined with a 20% decrease in placement and service fees.

Product Sales

Product sales for the three and six months ended June 30, 2002 were $1,850,000 and $3,906,000, decreases of $352,000 and $153,000, respectively, when compared with product sales of $2,202,000 and $4,059,000 for the three and six months ended June 30, 2001.

For the three-month period ended June 30, 2002, Heart Laser Systems revenue declined as a result of a lower volume of laser shipments. This decrease in the number of total laser shipments was partially offset by (1) an increase in the average sale price of domestic HL2 lasers to Edwards, (2) increased revenues generated from the sale of disposable kits and (3) revenue sharing earned under the distribution agreement with Edwards.

For the six-month period ended June 30, 2002, Heart Laser Systems revenue increased due to an increase in the volume of laser shipments, as well as from revenue sharing earned under the distribution agreement with Edwards. This increase was partially offset by (1) a decrease in the average sale price of Heart Laser Systems and (2) decreased revenues generated from the sale of disposable kits.

                Placement and Service Fees

Placement and service fees for the three and six months ended June 30, 2002 were $329,000 and $693,000, decreases of $50,000 and $170,000, respectively, when compared with placement and service fees of $379,000 and $863,000 for the three and six months ended June 30, 2001.  In the three and six months ended June 30, 2002, the decreases in placement and service fees reflect decreases of 36% and 53%, respectively, in placement fees partially offset by 5% and 34% increases, respectively, in service fees.

Placement fees declined as a result of (1) various U.S. HL1 customers upgrading to an HL2, which results in a laser sale to Edwards and a corresponding shift in recorded disposable kit sales to these new HL2 customers as product sales instead of placement fees, and (2) a decline in international placement contract fees due to a decrease in kit shipments to international placement contract customers.

Service fees increased due to more lasers being placed in service throughout 2001 and 2002, which resulted in increased billings to Edwards for installation, warranty and preventative maintenance services.

Gross Profit

                Total gross profit for the three and six months ended June 30, 2002 were $1,281,000, or 59% of revenues, and $2,275,000, or 49% of revenues, as compared to $1,100,000, or 43% of revenues, and $2,224,000, or 45% of revenues, for the comparable periods in 2001.

                Gross profit improved in the three-month period ended June 30, 2002 as compared to the corresponding period in 2001 primarily due to Heart Laser System transactions generating a higher average selling price, as well as greater sales of higher margin disposable kits.  Gross profit also improved in the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 due to manufacturing cost savings and improved product yields, as well as lower depreciation charges.

Operating Expenses

Selling, general and administrative expenditures were $933,000 and $1,994,000 for the three and six months ended June 30, 2002, decreases of $1,101,000 and $2,201,000, respectively, when compared to expenditures of $2,034,000 and $4,195,000 in the three and six months ended June 30, 2001.  For the three and six months ended June 30, 2002, the overall decrease is primarily attributable to (1) reduced domestic sales and marketing expenditures as a result of the January 2002 Edwards exercise of a pre-existing option to assume the United States sales and marketing responsibility for the HL2 and associated TMR kits, (2) reduced international sales and marketing expenditures and (3) reduced administrative expenditures.  The Company expects that 2002 sales and marketing expenditures will continue to decrease significantly as compared to 2001, primarily due to Edwards’ exercise of the sales and marketing option in January 2002.

Research and development expenditures for the three and six months ended June 30, 2002 were $228,000 and $435,000, decreases of $45,000 and $78,000, respectively, when compared with expenditures of $273,000 and $513,000 for the three and six months ended June 30, 2001.  Throughout the remainder of 2002, research and development expenditures are expected to be comparable to the level of expenditures in the first six months of 2002.

Other Income

Other income for the three and six months ended June 30, 2002 was $15,000 and $30,000, decreases of $52,000 and $138,000, respectively, when compared with other income of $67,000 and $168,000 for the three and six months ended June 30, 2001.  These decreases are a result of both a lower overall average investable balance and lower interest rates on invested funds.  Throughout 2002, other income is expected to be lower than 2001 due to lower average invested balances and lower interest rates on invested funds.

Net Income (Loss)

The Company recorded net income of $135,000 and a net loss of $124,000 for the three and six months ended June 30, 2002, compared to net losses of $1,140,000 and $2,316,000 for the three and six months ended June 30, 2001.  Net income in the three-month period ended June 30, 2002 and the lower net loss for the six-month period ended June 30, 2002 compared to the corresponding periods in 2001 resulted from the combination of higher gross margins and lower operating expenses, the latter being primarily related to the lower sales and marketing expenses discussed above.

In connection with the January 2002 sales and marketing option exercise by Edwards, Edwards will, pursuant to the terms of the distribution agreement with the Company, retain a greater share of the revenue generated from U.S. TMR kit sales.  In addition, royalty revenue is expected to decrease in the third and fourth quarters of 2002 because the guaranteed minimum royalties generated from the settlement of the CardioGenesis lawsuit ended on June 30, 2002.  Although CardioGenesis is required to pay an ongoing royalty on sales of covered products after June 30, 2002, the Company expects that royalty revenue will be significantly lower than the guaranteed minimum royalties for at least the remainder of 2002.  As a result, the Company expects that its gross profit in the third and fourth quarters of 2002 will likely be lower than the gross profit in the third and fourth quarters of 2001.

                Kit Shipments

Management of the Company monitors disposable kit shipments to end users as an important metric in evaluating its business.  Management believes kit shipments to end users, although not a direct measure, are a reasonable indicator of the pace of the adoption of TMR as a therapy in the marketplace.

                For the three and six months ended June 30, 2002, Edwards shipped a total of 473 and 872 disposable kits to end users.  This represented increases of 24% and 26%, respectively, over the 380 and 691 disposable kits shipped to end users during the three and six months ended June 30, 2001.

                Domestic kit shipments to end users increased by 6% and 47%, respectively, from 377 and 539 in the three and six months ended June 30, 2001 to 401 and 791 in the three and six months ended June 30, 2002, respectively.  Management believes the domestic kit shipment improvement is a result of (1) the benefits of the strategic partnership with Edwards, (2) the introduction of the HL2 in January 2001 and (3) the Company’s increased base of installed lasers.

                International kit shipments increased from 3 in the three-month period ended June 30, 2001 to 72 in the three-month period ended June 30, 2002, primarily due to a significant kit shipment to one customer in the 2002 period.  International kit shipments decreased from 152 in the six-month period ended June 30, 2001 to 81 in the six-month period ended June 30, 2002, primarily due to various international accounts using their existing inventories of disposable kits during the 2002 period.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of $5,342,000.

During the six-month period ended June 30, 2002, the Company incurred a net loss of

$124,000.  The combination of this net loss and favorable working capital changes, most notably the reduction in outstanding accounts receivable of $943,000, resulted in net cash provided by operating activities of approximately $282,000.  Cash provided by financing activities was approximately $28,000, consisting of the net proceeds of $127,000 obtained from the sale of the Company’s common stock offset by a reduction in secured borrowings of $99,000.  Although the Company generated positive cash flow from operating activities during the six-month period ended June 30, 2002, no assurance can be given that positive cash flow from operations will be sustained during the third and fourth quarters of 2002.

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

The Company has seen a trend on the part of hospital customers to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  The Company believes that this trend is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  This shift to a usage business model may result in a longer recovery period for Edwards to recoup their investment in lasers they purchase from the Company.  This could result in (1) a delay in the Company’s ability to receive additional shared revenue, if any, that it otherwise is entitled to receive under the terms of its distribution agreement with Edwards and (2) a delay in the purchase of new lasers by Edwards if their installed base of placement lasers under usage contracts are under-performing and they choose to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from the Company.   The Company’s cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  No assurance can be given that a usage based sales model will be successful, whether implemented by the Company or Edwards.

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

Factors Affecting Future Operating Results

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

Our company has a history of operating losses

PLC Systems Inc. was founded in 1987.  We have incurred operating losses in every year of our existence except 1995.  We incurred net losses of $3,902,000 for the year ended December 31, 2001, $7,410,000 for the year ended December 31, 2000 and $6,555,000 for the year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of $86,003,000.  We have achieved profitability in the second quarter of 2002 for the first time in more than five years. However, there is no assurance that we will continue to be profitable in the future.  Although our business is not seasonal in nature, our revenues tend to vary significantly from fiscal quarter to fiscal quarter.

Our company is dependent on one principal product line

We develop and market one principal product line, which consists of two patented high-powered carbon dioxide laser systems known as the Heart Laser Systems and related disposables. Approximately 90% of our revenues in the six months ended June 30, 2002 as well as in the years ended December 31, 2001 and December 31, 2000 were derived from the sales and service of our Heart Laser Systems and related disposables.

Our company is dependent on one principal customer

Pursuant to a distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  As a result of this relationship, Edwards accounted for 85% and 68% of our total revenue in the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, and we expect Edwards to account for the majority of our revenue in the future.  If our relationship with Edwards does not progress or if Edwards’ sales and marketing strategies fail to generate sales of our HL2 and TMR kits in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our common stock may be delisted from AMEX

We may in the future fall out of compliance with AMEX’s continued listing guidelines.  If so, we may be unable to regain compliance with AMEX’s continued listing guidelines within a satisfactory period and our common stock could be delisted from AMEX.  If our common stock were delisted from AMEX, we could face a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with AMEX and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by investors, suppliers, customers and employees, fewer business development opportunities and greater difficulty in obtaining financing.

Our company may be unable to raise needed funds

As of June 30, 2002, we had cash and cash equivalents totaling $5,342,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements through December 31, 2002. However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds. We may not be able to raise additional capital upon satisfactory terms or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

In order to compete effectively, our Heart Laser Systems need to gain commercial acceptance

The Heart Laser Systems are designed for use in the treatment of coronary artery disease in a surgical laser procedure we pioneered known as transmyocardial revascularization. Transmyocardial revascularization is commonly referred to in our industry as “TMR.” TMR is a new technology that is only recently becoming known. Our products may never achieve widespread commercial acceptance. To be successful, we need to:

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

Europe — Although we have the ability to market our product in the European Union, individual members of the European Union could, and France has, prohibited commercial use of the Heart Laser Systems

We received the CE Mark from the European Union for the HL1 and HL2 in March 1995 and February 2001, respectively. However:

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

Asia  —  We cannot market our product in major Asian markets until we receive government approval

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

We are subject to risks associated with international operations

A portion of our product sales are generated from operations outside of the United States. Establishing and expanding international sales can be expensive. Managing and overseeing foreign operations may be difficult and products may not receive market acceptance. Risks of doing business outside the U.S. include the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on our business or results of operations.

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

Antitakeover provisions may prevent you from realizing a premium return

Provisions of Canadian law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to you. Specifically, Canadian law requires any person who makes a tender offer that would increase the person’s stock ownership to more than 20% of our outstanding common stock to make a tender offer for all of our common stock.  These provisions could prevent you from realizing the premium return that stockholders may realize in conjunction with corporate takeovers.

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

The value of your common stock may decrease if other security holders exercise their options and warrants

As shown in the table below, as of June 30, 2002, we have reserved an additional 7,348,856 shares of common stock for future issuance upon exercise of outstanding options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices	Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance
Options	$.52 — $8.88	$2.47	3,535,772
Warrants	$1.00 — $27.81	$3.33	3,327,215
Employee Stock Purchase Plan	$.425 — $.51	$.45	485,869

Total			7,348,856

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

Our actual results could differ materially from those anticipated in forward-looking statements

This quarterly report and information incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements deal with our current plans and expectations and involve known and unknown risks and uncertainties.  Statements containing terms such as believes, does not believe, plans, expects, intends, estimates, anticipates and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements.

No forward-looking statement is a guarantee of future performance.  Our actual results could differ materially from those anticipated in these forward-looking statements.  We have identified a number of important factors, including the risk factors identified above, that could cause our actual results to differ materially from our forward-looking statements.  You should read these important factors as being applicable to all related forward-looking statements, wherever they appear in this quarterly report, in the materials referred to in this quarterly report, in the materials incorporated by reference into this quarterly report or in our press releases. You should not place undue reliance on any forward-looking statement.

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

                The Company’s interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents.

PLC SYSTEMS INC.

Part II.  Other Information

Item 1.        Legal Proceedings

                    See Note 6 to Notes to Condensed Consolidated Financial Statements filed with this Form 10-Q, which is incorporated herein by reference.

Item 2.        Changes in Securities and Use of Proceeds

    None.

Item 3.        Defaults Upon Senior Securities

                    None.

Item 4.        Submission of Matters to a Vote of Security Holders

On May 22, 2002, the Company held its 2002 Annual and Special Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       An amendment to Appendix 2 to the Company’s Articles of Continuance to provide that (i) the directors or the shareholders may fix the number of directors from time to time, subject to certain restrictions; (ii) the directors or shareholders, by special resolution, may vary the term of office of any director; and (iii) a vacancy on the Board of Directors shall not exist where the directors or the shareholders decrease the number of directors upon the expiration of the term of office of one or more of the directors, subject to certain restrictions, was approved.  The votes were cast as follows: 11,429,645 shares of common stock were voted for the amendment, 1,076,803 shares of common stock were voted against the amendment and 15,252,518 shares of common stock either abstained from the vote or were not voted.

2.                                       A resolution of the Company’s Board of Directors to fix the number of directors of the Company at nine was approved.  The votes were cast as follows: 27,156,540 shares of common stock were voted for the resolution, 525,286 shares of common stock were voted against the resolution and 77,140 shares of common stock abstained from the vote.

3.                                       Kevin J. Dunn and H.B. Brent Norton, M.D. were elected to serve as directors until the annual meeting of shareholders in 2005 or until their successors are duly elected and qualified.  Mr. Dunn received 27,399,149 shares of common stock voting in favor of his election and 359,817 shares of common stock were withheld.  Dr. Norton received 27,377,475 shares of common stock voting in favor of his election and 381,491 shares of common stock were withheld.  In addition, the terms of the following directors continued after the Shareholders Meeting: Edward H. Pendergast, Donald E. Bobo, Jr., Benjamin L. Holmes, Alan H. Magazine, Kenneth J. Pulkonik, Robert I. Rudko, Ph.D. and Mark R. Tauscher.

4.                                       An amendment increasing the number of shares of common stock authorized for issuance under the Company’s 2000 Employee Stock Purchase Plan from 400,000 to 800,000 was approved.  The votes were cast as follows: 26,328,364 shares of common stock were voted for the amendment, 1,256,514 shares of common stock were voted against the amendment and 174,087 shares of common stock abstained from the vote.

5.                                       The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002 was approved.  The votes were cast as follows: 27,588,826 shares of common stock were voted for the ratification, 103,241 shares of common stock were voted against the ratification and 66,899 shares of common stock abstained from the vote.

Item 5.        Other Information

                                                            None.

Item 6.        Exhibits and Reports on Form 8-K

a)                                                                          Exhibits

3.1                                 Articles of Continuance of the Company, as amended, incorporated by reference to the Company’s registration statement on Form S-8 (SEC File No. 333-91430), as previously filed with the Securities and Exchange Commission.

b)        Reports on Form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Dated: August 12, 2002	By:	/s/ James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

STATEMENT PURSUANT TO 18 U.S.C. §1350

                Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this quarterly report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of PLC Systems Inc.

/s/ Mark R. Tauscher
Dated: August 12, 2002	Mark R. Tauscher
Chief Executive Officer

/s/ James G. Thomasch
Dated: August 12, 2002	James G. Thomasch
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1

Articles of Continuance of the Company, as amended, incorporated by reference to the Company’s registration statement on Form S-8 (SEC File No. 333-91430), as previously filed with the Securities and Exchange Commission.