Form 10-Q
period 2002-09-30
PLC SYSTEMS INC
filed 2002-11-12
CIK 879682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2002
Common Stock, no par value	29,738,432

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.  Financial Information

Item 1.    Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,462	$4,977
Accounts receivable, net	1,910	2,544
Lease receivables, net	1,131	1,510
Inventories, net	906	1,001
Prepaid expenses and other current assets	579	222
Total current assets	9,988	10,254

Equipment, furniture and leasehold improvements, net	248	383
Lease receivables, net	533	1,326
Other assets	309	335
Total assets	$11,078	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589	$968
Accrued compensation	373	444
Accrued expenses	796	859
Deferred revenue	919	507
Secured borrowings	1,307	1,691
Total current liabilities	3,984	4,469

Deferred revenue	77	73
Secured borrowings	533	1,446
Total long-term liabilities	610	1,519

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 29,738 and 29,527 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	93,534	93,419
Accumulated deficit	(85,908)	(86,003)
Accumulated other comprehensive loss	(1,142)	(1,106)
Total stockholders’ equity	6,484	6,310
Total liabilities and stockholders’ equity	$11,078	$12,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$1,641	$2,005	$5,547	$6,064
Placement and service fees	354	352	1,047	1,215
Total revenues	1,995	2,357	6,594	7,279

Cost of revenues:
Product sales	645	1,150	2,692	3,428
Placement and service fees	120	201	397	621
Total cost of revenues	765	1,351	3,089	4,049

Gross profit	1,230	1,006	3,505	3,230

Operating expenses:
Selling, general and administrative	796	1,849	2,790	6,044
Research and development	230	201	665	714
Total operating expenses	1,026	2,050	3,455	6,758

Income (loss) from operations	204	(1,044)	50	(3,528)

Other income, net	15	56	45	224

Net income (loss)	$219	$(988)	$95	$(3,304)

Basic and diluted earnings (loss) per share	$0.01	$(0.03)	$0.00	$(0.11)

Average shares outstanding:
Basic	29,738	29,452	29,676	29,171
Diluted	29,755	29,452	29,700	29,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income (loss)	$95	$(3,304)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	162	558
Change in assets and liabilities:
Accounts receivable	633	(519)
Inventory	94	121
Prepaid expenses and other assets	(361)	64
Accounts payable	(384)	(244)
Deferred revenue	395	50
Accrued liabilities	(181)	(532)
Net cash provided by (used for) operating activities	453	(3,806)

Investing activities:
Purchase of equipment	(2)	(199)
Proceeds from disposition of equipment	—	10
Purchase of marketable securities	—	(333)
Maturity of marketable securities	—	288
Net cash used for investing activities	(2)	(234)

Financing activities:
Net proceeds from sales of common shares	115	3,963
Secured borrowings	(125)	(173)
Net cash provided by (used for) financing activities	(10)	3,790

Effect of exchange rate changes on cash and cash equivalents	44	(32)
Net increase (decrease) in cash and cash equivalents	485	(282)

Cash and cash equivalents at beginning of period	4,977	5,726
Cash and cash equivalents at end of period	$5,462	$5,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

4.             Comprehensive Income (Loss)

Total comprehensive income for the three-month period ended September 30, 2002 amounted to $213,000, as compared to a total comprehensive loss of $964,000 for the three-month period ended September 30, 2001. Total comprehensive income for the nine-month period ended September 30, 2002 amounted to $59,000, as compared to a total comprehensive loss of $3,323,000 for the nine-month period ended September 30, 2001.

5.             Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$626	$618
Work in progress	220	107
Finished goods	60	276
	$906	$1,001

At September 30, 2002 and December 31, 2001, inventories are stated net of a reserve of $1,117,000 and $1,167,000, respectively, for potentially obsolete inventory.

6.             Revenue Recognition

The Company records revenue from the sale of TMR kits to Edwards at the time of shipment.  Heart Laser Systems are billed to Edwards in accordance with purchase orders received by the Company. Invoiced Heart Laser Systems are recorded as other current assets and deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

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

Prior to entering into the Edwards distribution agreement, the Company installed Heart Laser Systems in hospitals under placement contracts that did not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

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

In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibility in the United States for PLC’s HL2 and associated TMR kits. The Company sells the HL2 and TMR kits to Edwards at a discount to list price and Edwards remarkets the HL2 and TMR kits to hospitals.  The Company has benefited from reduced domestic sales and marketing expenses of approximately $2,388,000 through the first nine months of 2002 and expects ongoing savings to be realized during the fourth quarter of 2002.

A portion of the Company’s operations is conducted outside of the United States.  Historically the impact of foreign currency fluctuations on the Company’s overall consolidated results of operations has not been material (as discussed below under the heading “Quantitative and

Qualitative Disclosures About Market Risk”).

Results of Operations

Total revenues were $1,995,000 for the three-month period ended September 30, 2002, a decrease of $362,000 or 15% when compared to total revenues of $2,357,000 for the three-month period ended September 30, 2001.  The $362,000 decrease in total revenues was predominately the result of a $280,000 decline in international revenues.

Total revenues were $6,594,000 for the nine-month period ended September 30, 2002, a decrease of $685,000 or 9% when compared to total revenues of $7,279,000 for the nine-month period ended September 30, 2001.  The $685,000 decrease in total revenues was the result of an $893,000 decline in international revenues, which was in part offset by a $208,000 increase in domestic revenues.

Product Sales

Product sales for the three and nine months ended September 30, 2002 were $1,641,000 and $5,547,000, decreases of $364,000 and $517,000, respectively, when compared with product sales of $2,005,000 and $6,064,000 for the three and nine months ended September 30, 2001.

For the three-month period ended September 30, 2002, product sales declined primarily as a result of lower international Heart Laser Systems shipments and revenues and lower royalty revenue. Domestic Heart Laser Systems revenues increased, despite a decrease in the number of lasers shipped, due to an increase in the average sale price of domestic HL2 lasers sold to Edwards and increased revenue sharing earned under the distribution agreement with Edwards.

For the nine-month period ended September 30, 2002, product sales declined as a result of lower international Heart Laser Systems shipments and revenues, lower revenues generated from the sale of disposable TMR kits and lower royalty revenue. These decreases were partially offset by an increase in domestic Heart Laser Systems revenues, resulting from an increase in the number of domestic lasers shipped, an increase in the average sale price of domestic HL2 lasers sold to Edwards and increased revenue sharing earned under the distribution agreement with Edwards.

Placement and Service Fees

Placement and service fees for the three and nine months ended September 30, 2002 were $354,000 and $1,047,000, an increase of $2,000 and a decrease of $168,000, respectively, when compared with placement and service fees of $352,000 and $1,215,000 for the three and nine months ended September 30, 2001.

In the three months ended September 30, 2002, service fees increased by 6%, primarily as a result of increased installation revenues, which more than offset an 8% decline in placement fees.

In the nine months ended September 30, 2002, the decrease in placement and service fees reflects a decrease of 44% in placement fees partially offset by a 23% increase in service fees.  Placement fees declined as a result of (1) various U.S. HL1 customers upgrading to HL2s, which results in laser sales to Edwards and corresponding shifts in recorded disposable kit sales to these new HL2 customers as product sales instead of placement fees, and (2) a decline in international placement contract fees due to a decrease in kit shipments to international placement contract customers.  Service fees increased due to more lasers being placed in service throughout 2001 and 2002, which resulted in increased billings to Edwards for installation, warranty and preventative maintenance services.

Gross Profit

Total gross profit for the three and nine months ended September 30, 2002 was $1,230,000, or 62% of revenues, and $3,505,000, or 53% of revenues, as compared to $1,006,000, or 43% of revenues, and $3,230,000, or 44% of revenues, for the comparable periods in 2001.

Gross profit improved in the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 primarily due to (1) a higher average selling price on Heart Laser System transactions, (2) manufacturing cost savings and improved product yields, (3) lower depreciation charges and (4) a reduction in product cost of sales due to a reevaluation and decrease of estimated future warranty costs related to the Company’s installed base of lasers.

Operating Expenses

Selling, general and administrative expenditures were $796,000 and $2,790,000 for the three and nine months ended September 30, 2002, decreases of $1,053,000 and $3,254,000, respectively, when compared to expenditures of $1,849,000 and $6,044,000 in the three and nine months ended September 30, 2001.  For the three and nine months ended September 30, 2002, the overall decrease is primarily attributable to (1) reduced domestic sales and marketing expenditures as a result of the January 2002 Edwards exercise of a pre-existing option to assume the United States sales and marketing responsibility for the HL2 and associated TMR kits, (2) reduced international sales and marketing expenditures and (3) reduced administrative expenditures.  The Company expects that sales and marketing expenditures in the fourth quarter of 2002 will continue to decrease significantly as compared to 2001, primarily due to Edwards’ exercise of the sales and marketing option in January 2002.

Research and development expenditures for the three and nine months ended September 30, 2002 were $230,000 and $665,000, an increase of $29,000 and a decrease of $49,000, respectively, when compared with expenditures of $201,000 and $714,000 for the three and nine months ended September 30, 2001.  During the fourth quarter of 2002, research and development expenditures are expected to be comparable to the average level of expenditures incurred in the first three quarters of 2002.

Other Income

Other income for the three and nine months ended September 30, 2002 was $15,000 and $45,000, decreases of $41,000 and $179,000, respectively, when compared with other income of $56,000 and $224,000 for the three and nine months ended September 30, 2001.  These decreases are a result of both a lower overall average investable balance and lower interest rates on invested funds.

Net Income

The Company recorded net income of $219,000 and $95,000 for the three and nine months ended September 30, 2002, compared to net losses of $988,000 and $3,304,000 for the three and nine months ended September 30, 2001.  Net income in the three and nine months ended September 30, 2002 resulted from the combination of higher gross margins and lower operating expenses, the latter being primarily related to the lower sales and marketing expenses discussed above.

In connection with the January 2002 sales and marketing option exercise by Edwards, Edwards will, pursuant to the terms of the distribution agreement with the Company, retain a greater share of the revenue generated from U.S. TMR kit sales.  In addition, royalty revenue is expected to decrease in the fourth quarter of 2002, as compared to the fourth quarter of 2001, because the guaranteed minimum royalties generated from the settlement of the CardioGenesis lawsuit ended on June 30, 2002. Although CardioGenesis is required to pay an ongoing royalty on sales of covered products after June 30, 2002, the Company expects that royalty revenue will be significantly lower than the guaranteed minimum royalties for the foreseeable future.

Kit Shipments

Management of the Company monitors disposable kit shipments to end users as an important metric in evaluating its business.  Management believes kit shipments to end users, although not a direct measure, are a reasonable indicator of the pace of the adoption of TMR as a therapy in the marketplace.

For the three and nine months ended September 30, 2002, a total of 325 and 1,197 disposable kits were shipped to end users.  This represented a decrease of 4% and an increase of 16%, respectively, over the 340 and 1,031 disposable kits shipped to end users during the three and nine months ended September 30, 2001.

Domestic kit shipments to end users decreased by 8% and increased by 27%, respectively, from 307 and 846 in the three and nine months ended September 30, 2001 to 283 and 1,074 in the three and nine months ended September 30, 2002.  In the three-month period ended September 30, 2002, the decrease in kit shipments is believed to be a result of a more pronounced seasonal decrease in the number of cardiac surgery procedures performed.  In the nine-month period ended September 30, 2002, the increase in kit shipments is believed to be due primarily to the increased base of installed lasers.

International kit shipments increased from 33 in the three-month period ended September 30, 2001 to 42 in the three-month period ended September 30, 2002.  International kit shipments decreased from 185 in the nine-month period ended September 30, 2001 to 123 in the nine-month period ended September 30, 2002.  The decrease in kit shipments during the nine-month period ended September 30, 2002 is believed to be due to various international accounts using their existing inventories of disposable kits.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $5,462,000.

During the nine-month period ended September 30, 2002, the Company recorded net income of $95,000.  The combination of this net income and favorable working capital changes, most notably the reduction in outstanding accounts receivable of $633,000, resulted in net cash provided by operating activities of approximately $453,000.  Cash used in financing activities was approximately $10,000, consisting of net proceeds of $115,000 obtained from the sale of the

Company’s common stock offset by a reduction in secured borrowings of $125,000.  Although the Company generated positive cash flow from operating activities during the nine-month period ended September 30, 2002, no assurance can be given that positive cash flow from operations will be sustained during the fourth quarter of 2002 and beyond.

The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2002. However, the Company is largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to sell HL2 lasers as well as to substantially increase TMR procedural volumes and revenues.  Should Edwards prove unsuccessful in its attempts to continue to sell HL2 lasers or to increase TMR procedural volumes, the Company’s liquidity and capital resources will be negatively impacted. Additionally, other unanticipated decreases in operating revenues or increases in expenses may adversely impact the Company’s cash position and require further cost reductions or the need to obtain additional financing. No assurance can be given that the Company, working with Edwards and its international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that the Company will be able to operate profitably on a consistent basis.

Certain hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  The Company believes that this is the result of limitations many hospitals currently have on acquiring expensive capital equipment, as well as competitive pressures in the marketplace.  Should Edwards choose to pursue a usage business model with certain hospitals, Edwards will have a longer recovery period to recoup its investment in lasers it purchases from the Company.  This could result in (1) a delay in the Company’s ability to receive additional shared revenue, if any, that it otherwise is entitled to receive under the terms of its distribution agreement with Edwards and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from the Company.  The Company’s cash position and its need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  No assurance can be given that a usage based sales model will be successful, whether implemented by the Company or Edwards.

The Company may need to raise additional capital to fund operations during the next 12 months.  There can be no assurance that, should the Company require additional financing, such financing will be available on terms and conditions acceptable to the Company. Should additional financing not be available on terms and conditions acceptable to the Company, additional actions may be required that could adversely impact the Company’s ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this quarterly report do not include any adjustments to reflect the possible future effects of these uncertainties.

Factors Affecting Future Operating Results

The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us or currently deemed immaterial may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

Our company has a history of operating losses

PLC Systems Inc. was founded in 1987.  We have incurred operating losses in every year of our existence except 1995.  We incurred net losses of $3,902,000 for the year ended December 31, 2001, $7,410,000 for the year ended December 31, 2000 and $6,555,000 for the year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of $86,003,000.  Although we have achieved profitability in the second and third quarters of 2002, as well as in the nine months ended September 30, 2002, this is the first time in more than five years that we have been able to do so.  Our revenues tend to vary significantly from fiscal quarter to fiscal quarter, and there is no assurance that we will continue to be profitable in the future.

Our company is dependent on one principal product line

We develop and market one principal product line, which consists of two patented high-powered carbon dioxide laser systems known as the Heart Laser Systems and related disposables. Approximately 91% of our revenues in the nine months ended September 30, 2002 and 90% of our revenues in the years ended December 31, 2001 and December 31, 2000 were derived from the sales and service of our Heart Laser Systems and related disposables.

Our company is dependent on one principal customer

Pursuant to a distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  As a result of this relationship, Edwards accounted for 86% and 68% of our total revenue in the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, and we expect Edwards to account for the majority of our revenue in the future.  If our relationship with Edwards does not progress or if Edwards’ sales and marketing strategies fail to generate sales of our HL2 and TMR kits in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our common stock may be delisted from AMEX

We may in the future fall out of compliance with AMEX’s continued listing guidelines.  If so, we may be unable to regain compliance with AMEX’s continued listing guidelines within a satisfactory period, and our common stock could be delisted from AMEX.  If our common stock were delisted from AMEX, we could face a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with AMEX and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by investors, suppliers, customers and employees, fewer business development opportunities and greater difficulty in obtaining financing.

Our company may be unable to raise needed funds

As of September 30, 2002, we had cash and cash equivalents totaling $5,462,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements through December 31, 2002. However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future. We may not be able to raise additional capital upon satisfactory terms or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

In order to compete effectively, our Heart Laser Systems need to gain commercial acceptance

To date, our Heart Laser Systems have not achieved widespread commercial acceptance. We cannot predict whether our products will ever be broadly accepted by the medical community.  To be successful, we need to:

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

To date, only a limited number of heart surgeons have been trained on the use of our Heart Laser Systems, and we are dependent on Edwards to expand TMR related marketing and training efforts in the United States.  Our current competitor in the TMR market, CardioGenesis, uses a different type of laser (holmium) than we use in the Heart Laser Systems, and we have no assurance that our laser will be able to gain more widespread market acceptance.

Results of long-term clinical studies may adversely affect our business

Patients have only been treated with the Heart Laser Systems since January 1990, and, as a result, there have been few long-term follow-up studies. While these studies have shown positive results, if patients suffer harmful, long-term consequences from the Heart Laser Systems, our business, financial condition and results of operations will be materially and adversely affected.

Rapid technological changes in our industry could make the Heart Laser Systems obsolete

Our industry is characterized by rapid technological change. New technologies and products and new industry standards will develop at a rapid pace, which could make the Heart Laser Systems obsolete.  The advent of new devices and procedures and advances in new drugs and genetic engineering are especially threatening and may erode the potential TMR market.  Our future success will depend in part on our ability to timely respond to such changes with new products or product enhancements that address the needs of our customers.  Our inability to timely respond to such potential new technologies and methods could have a material adverse effect on our business, financial condition and results of operations.

The medical device industry is intensely competitive.  Many potential competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities.  As such, our current and future competitors may be more successful than us in developing new technologies or methods to market their products, which could adversely affect our business.

Our competitor may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

CardioGenesis is attempting to obtain FDA approval to market their PMR (percutaneous transmyocardial revascularization) laser, which would provide a less invasive method of creating channels in the heart.  If PMR can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMR device would have on the future adoption rate for TMR procedures. It is possible that the approval of a PMR device could favorably impact the adoption rate for TMR procedures if, as a result of the approval of the PMR device, referring cardiologists view laser revascularization therapy, by whatever means, in a more favorable light. However, it is possible that PMR, if approved, could erode the potential TMR market which could have a material adverse effect on our business, financial condition and results of operations.

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

United States — Although we have received FDA approval, the FDA has restricted the use of the Heart Laser Systems and could reverse its approval at any time

We received FDA approval to market the HL1 and HL2 for TMR procedures in August 1998 and January 2001, respectively. However, the FDA:

•      has not allowed us to market the Heart Laser Systems to treat patients with conditions amenable to conventional treatments, such as heart bypass surgery and angioplasty; and

•      could reverse its ruling and prohibit use of the Heart Laser Systems at any time.

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

Japan  —  We cannot market our product in Japan until we receive government approval

We believe that Japan represents one of the largest potential markets for the Heart Laser Systems in Asia. Prior to marketing the Heart Laser Systems in Japan, we must receive approval from the Japanese government.  This approval requires a clinical study in Japan with at least 60 patients.  A study was completed in 1998 with the HL1.  Although the results of this study have been submitted to the Japanese government, we do not know whether the clinical study will be sufficient or when, if ever, we will receive approval to sell the HL1 in Japan.  In addition, it is unclear what impact the introduction of the HL2 into the U.S. and other international markets will have on our ability to market the HL1 in Japan.

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

The value of your common stock may decrease if other shareholders exercise their options and warrants

As shown in the table below, as of September 30, 2002, we have reserved an additional 7,198,856 shares of common stock for future issuance upon exercise of all available options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices		Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance

Options	$.53 —	$8.88	$1.99	3,535,772
Warrants	$1.00 —	$19.53	$2.48	3,177,215
Employee Stock Purchase Plan				485,869

Total				7,198,856

Pursuant to our option repricing program, we are committed to issue options to purchase 999,345 shares of our common stock at the then fair market value during March of 2003. We may issue additional options and warrants in the future. If any of these securities are exercised, you may experience significant dilution in the market value of your common stock.

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

No forward-looking statement is a guarantee of future performance.  Our actual results could differ materially from those anticipated in these forward-looking statements.  We have identified a number of important factors, including the risk factors specified above, that could cause our actual results to differ materially from our forward-looking statements.  You should read these important factors as being applicable to all related forward-looking statements, wherever they appear in this quarterly report, in the materials referred to in this quarterly report, in the materials incorporated by reference into this quarterly report or in our press releases. You should not place undue reliance on any forward-looking statement.

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

Item 4.     Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)           Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PLC SYSTEMS INC.

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Dated: November 12, 2002	By:	/s/ James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

I, Mark R. Tauscher, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PLC Systems Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Mark R. Tauscher
Dated: November 12, 2002	Mark R. Tauscher
Chief Executive Officer

I, James G. Thomasch, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PLC Systems Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James G. Thomasch
Dated: November 12, 2002	James G. Thomasch
Chief Financial Officer

RIDER A

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.