Form 10-Q
period 2003-03-31
PLC SYSTEMS INC
filed 2003-05-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 1-11388

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003
Common Stock, no par value	29,797,548

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.                          Financial Information

Item 1.                       Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,442	$5,932
Accounts receivable, net of allowance of $192 in 2003 and 2002	1,619	1,349
Lease receivables	690	848
Inventories, net	1,058	912
Prepaid expenses and other current assets	536	371
Total current assets	9,345	9,412

Equipment, furniture and leasehold improvements, net	173	204
Lease receivables	276	408
Other assets	295	304
Total assets	$10,089	$10,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$617	$400
Accrued compensation	103	446
Accrued other	780	757
Deferred revenue	534	354
Secured borrowings	803	985
Total current liabilities	2,837	2,942

Deferred revenue	247	253
Secured borrowings	276	408
Total long-term liabilities	523	661
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding
Common stock, no par value, unlimited shares authorized, 29,798 shares issued and outstanding at March 31, 2003 and December 31, 2002	93,586	93,586
Accumulated deficit	(85,683)	(85,698)
Accumulated other comprehensive loss	(1,174)	(1,163)
Total stockholders’ equity	6,729	6,725
Total liabilities and stockholders’ equity	$10,089	$10,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product sales	$1,406	$2,056
Placement and service fees	328	364
Total revenues	1,734	2,420

Cost of revenues:
Product sales	525	1,278
Placement and service fees	116	148
Total cost of revenues	641	1,426

Gross profit	1,093	994

Operating expenses:
Selling, general and administrative	856	1,061
Research and development	241	207
Total operating expenses	1,097	1,268

Loss from operations	(4)	(274)

Other income, net	19	15

Net income (loss)	$15	$(259)

Basic and diluted earnings (loss) per share	$.00	$(.01)

Average share outstanding:
Basic	29,798	29,573
Diluted	29,811	29,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$15	$(259)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	40	58
Change in assets and liabilities:
Accounts receivable	(289)	889
Inventory	(147)	134
Prepaid expenses and other assets	(167)	(22)
Accounts payable	211	(242)
Deferred revenue	150	(130)
Accrued liabilities	(338)	(179)
Net cash provided by (used for) operating activities	(525)	249

Financing activities:
Net proceeds from sales of common shares	—	67
Secured borrowings	(24)	(112)
Net cash used for financing activities	(24)	(45)

Effect of exchange rate changes on cash and cash equivalents	59	13
Net increase (decrease) in cash and cash equivalents	(490)	217

Cash and cash equivalents at beginning of period	5,932	4,977
Cash and cash equivalents at end of period	$5,442	$5,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.                                      Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) has developed a patented high-powered carbon dioxide (“CO2”) laser system known as The Heart Laser (“HL1”) for use in the treatment of severe coronary artery disease (“CAD”) in a surgical laser procedure, pioneered by the Company and its clinical investigators, known as transmyocardial revascularization (“TMR”).  In January 2001, the Company obtained U.S. Food and Drug Administration (“FDA”) approval to market its second-generation laser, the CO2 Heart Laser 2 (“HL2”). The HL2 is less than half the weight and size of the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics.  The HL1 and HL2 collectively are referred to throughout this report as the “Heart Laser Systems”.

In January 2001, the Company entered into a strategic marketing alliance and exclusive distributorship agreement with Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (collectively referred to as “Edwards”).  The distributorship agreement is for five years with a five-year renewal option if certain conditions are met.  Under the terms of the agreement, Edwards will market and distribute the HL2, as well as all disposable TMR kits and accessories, to hospitals in the U.S.  In January 2002, Edwards exercised a pre-existing option to assume full sales and marketing responsibilities in the U.S. for PLC’s HL2 and associated TMR kits.  Edwards is also the Company’s largest shareholder, owning approximately 18% of the Company’s outstanding shares as of March 31, 2003.

Outside the U.S., the Company markets and distributes its products primarily through an independent dealer network, although in certain countries it continues to sell its products directly to hospitals.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

3.                                      Earnings (Loss) per Share

In 2003, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of 13,113 outstanding stock options and warrants using the treasury stock method.

In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.  Potential shares related to certain of the Company’s outstanding stock options were excluded because they were anti-dilutive, however these shares could be dilutive in the future.

Options to purchase 2,024,596 shares of common stock at $0.55 - $8.88 per share were outstanding during 2003 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

In 2002, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

4.                                      Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“FAS 123”), and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.  In addition, the Company has made the appropriate disclosures as required under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders—As reported	$15	$(259)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(17)	(46)
Net loss attributable to common stockholders—Pro forma	$(2)	$(305)
Earnings (loss) per basic share attributable to common stockholders—As reported	$0.00	$(0.01)
Loss per basic share attributable to common stockholders—Pro forma	$(0.00)	$(0.01)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected life (years)	3	3
Interest rate	2.10%	3.82%
Volatility	.726	.738

5.                                      Comprehensive Income (Loss)

Total comprehensive income for the three-month period ended March 31, 2003 amounted to $4,000, as compared to a total comprehensive loss of $255,000 for the three-month period ended March 31, 2002.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

6.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$703	$663
Work in progress	132	111
Finished goods	223	138
	$1,058	$912

At March 31, 2003 and December 31, 2002, inventories are stated net of a reserve of $1,019,000 for potentially obsolete inventory.

7.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits to Edwards at the time of shipment.  Heart Laser Systems are billed to Edwards in accordance with purchase orders received by the Company. Invoiced Heart Laser Systems are included in other current assets and revenue is deferred on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below under the heading “Risk Factors” and elsewhere in this quarterly report.

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

Application of Critical Accounting Policies

This management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002. No significant changes were made to those policies during the three months ended March 31, 2003.

Results of Operations

Total revenues were $1,734,000 for the three-month period ended March 31, 2003, a decrease of $686,000 or 28% when compared to total revenues of $2,420,000 for the three-month period ended March 31, 2002.

Product Sales

Product sales for the three-month period ended March 31, 2003 were $1,406,000, a decrease of $650,000, when compared with product sales of $2,056,000 for the three-month period ended March 31, 2002.  Domestic Heart Laser System revenues, the largest component of product sales, decreased by $811,000 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.  The $811,000 decrease in domestic Heart Laser System revenues was due to a decrease in the number of Heart Laser System units sold partially offset by (1) a higher average domestic selling price on Heart Laser System sales and (2) increased revenue sharing earned under the distribution agreement with Edwards.

Disposable TMR kit revenues, the second largest component of product sales, increased by $268,000 in the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.  This increase is primarily related to an increase in the number of TMR kits shipped to Edwards during the first three months of 2003 as compared to the first three months of 2002.

Royalty revenue, a component of product sales, decreased $123,000 in the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.  This decrease is due to the elimination of guaranteed minimum royalties due from CardioGenesis Corporation (“CardioGenesis”) after June 30, 2002.  Although CardioGenesis is required to pay an ongoing royalty on actual sales of covered products after June 30, 2002, we expect that until such time, if ever, that CardioGenesis obtains FDA approval for its PMR device, and provided that device remains a covered product under the terms of the license agreement, royalty revenue will be insignificant.

Placement and Service Fees

Placement and service fees for the three-month period ended March 31, 2003 were $328,000, a decrease of $36,000, when compared with placement and service fees of $364,000 for the three-month period ended March 31, 2002.

Service fees increased $52,000 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 due to more domestic lasers in service throughout 2003, which resulted in increased billings to Edwards for warranty and preventative maintenance services.

Placement fees declined $88,000 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002.  Approximately $55,000 of this $88,000 decline is attributable to a reduction in domestic placement fees.  The reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2.  Each upgrade resulted in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers as product sales instead of placement fees.

The remaining $34,000 of the $88,000 decline was the result of lower international placement contract fees due to decreased kit shipments to international placement contract customers.

Gross Profit

Total gross profit for the three-month period ended March 31, 2003 was $1,093,000, or 63% of revenues, as compared to $994,000, or 41% of revenues for the three-month period ended March 31, 2002.

The improvement in gross profit in the first three months of 2003 as compared to the first three months of 2002 is due to (1) higher overall disposable TMR kit revenues which carry a higher margin, (2) a higher average selling price and additional shared revenue on Heart Laser System transactions and (3) an increase in service related revenues.  These increases were offset in part by lower royalty revenue and placement contract revenue.

Operating Expenses

Selling, general and administrative expenditures were $856,000 for the three-month period ended March 31, 2003, a decrease of $205,000, when compared to expenditures of $1,061,000 in the three-month period ended March 31, 2002.  The overall decrease is primarily due to a reduction in field sales personnel costs as well as certain incentive compensation program expenses.

Research and development expenditures for the three-month period ended March 31, 2003 were $241,000, an increase of $34,000, when compared with expenditures of $207,000 for the three-month period ended March 31, 2002.  This overall increase is primarily due to an increase in international clinical study-related expenditures due to a new study launched in November 2002.

Other Income

Other income for the three-month period ended March 31, 2003 was $19,000, a decrease of $4,000, when compared with other income of $15,000 for the three-month period ended March 31, 2002.

Net Income

The Company recorded net income of $15,000 for the three-month period ended  March 31, 2003, compared to a net loss of $259,000 for the three-month period ended March 31, 2002.  Net income in the three-month period ended March 31, 2003 resulted from the combination of a higher gross margin and lower operating expenses.

Kit Shipments

Our management monitors disposable kit shipments as an important metric in evaluating its business.  Management believes kit shipments, although not a direct measure, are one indicator of the pace of the adoption of TMR as a therapy in the marketplace.

For the three-month period ended March 31, 2003, a total of 413 disposable kits were shipped to end users.  This represented an increase of 4%, over the 399 disposable kits shipped to end users during the three-month period ended March 31, 2002.

Domestic kit shipments to end users decreased by 2%, from 390 in the three-month period ended March 31, 2002 to 383 in the three-month period ended March 31, 2003.

International kit shipments increased from 9 in the three-month period ended  March 31, 2002 to 30 in the three-month period ended March 31, 2003.  The increase is mainly attributable to kits shipped pursuant to a new European clinical study launched in November 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash equivalents of $5,442,000.

During the three-month period ended March 31, 2003, the Company recorded net income of $15,000.  The net income was offset by unfavorable working capital changes which resulted in net cash used for operating activities of approximately $525,000.  Cash used in financing activities was approximately $24,000, consisting of a reduction in secured borrowings.  The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2003.

However, we are largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or further changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing.  It is not certain that we, working with Edwards and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably on a consistent basis.

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model may result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

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

Our company is dependent on one principal product line

We develop and market one principal product line, which consists of two patented high-powered carbon dioxide laser systems, known as the Heart Laser Systems, and related TMR disposable kits.  Approximately 95% and 92% of our revenues in the three-month period ended March 31, 2003 and in the year ended December 31, 2002, respectively, were derived from the sales and service of our Heart Laser Systems and related disposables.

Our company is dependent on one principal customer

Pursuant to a distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the U.S.  As a result of this relationship, Edwards accounted for 91% and 87% of our total revenue in the three-month period ended March 31, 2003 and in the year ended December 31, 2002, respectively, and we expect Edwards to account for the majority of our revenue in the future.  If our relationship with Edwards does not progress or if Edwards’ sales and marketing strategies fail to generate sales of our HL2 and TMR kits in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our company may be unable to raise needed funds

As of March 31, 2003, we had cash and cash equivalents totaling $5,442,000.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements through December 31, 2003.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

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

We may be subject to product liability lawsuits; our insurance may not be sufficient to cover damages

We may be subject to product liability claims.  The United States Supreme Court has stated that compliance with FDA regulations will not shield a company from common law negligent design claims or manufacturing and labeling claims based on state rules.  Such claims may absorb significant management time and could degrade our reputation and the marketability of the Heart Laser Systems.  If product liability claims are made with respect to our products, we may need to recall the implicated product which could have a material adverse effect on our business, financial condition and results of operations. In addition, although we maintain product liability insurance, we cannot be sure that our insurance will be adequate to cover potential product liability lawsuits.  Our insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeds our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations.

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

The value of your common stock may decrease if other security holders exercise their options and warrants

As shown in the table below, as of March 31, 2003, we have reserved an additional 7,067,389 shares of common stock for future issuance upon exercise of outstanding options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices	Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance
Options	$.45 - $8.88	$1.51	3,535,772
Warrants	$1.00 - $19.53	$2.48	3,104,864
Employee Stock Purchase Plan			426,753
Total			7,067,389

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

Our actual results could differ materially from those anticipated in forward-looking statements

This quarterly report and information incorporated by reference into this quarterly report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with our current plans and expectations and involve known and unknown risks and uncertainties. Statements containing terms such as believes, does not believe, plans, expects, intends, estimates, anticipates and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements.

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

Item 4.  Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  Based on their evaluation of PLC’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that PLC’s disclosure controls and procedures are designed to ensure that information required to be disclosed by PLC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)                                 Changes in internal controls.  There were no significant changes in PLC’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

PLC SYSTEMS INC.

Dated: May 13, 2003	By:	/s/ James G. Thomasch
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

Dated: May 13, 2003	By:	/s/ Mark R. Tauscher
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

Dated: May 13, 2003	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.