Form 10-Q
period 2003-06-30
PLC SYSTEMS INC
filed 2003-08-14
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2003
Common Stock, no par value	29,836,307

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.                          Financial Information

Item 1.           Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,893	$5,932
Accounts receivable, net of allowance of $185 in 2003 and $192 in 2002	1,481	1,349
Lease receivables	564	848
Inventories, net	1,095	912
Prepaid expenses and other current assets	809	371
Total current assets	9,842	9,412

Equipment, furniture and leasehold improvements, net	149	204
Lease receivables	155	408
Other assets	288	304
Total assets	$10,434	$10,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$530	$400
Accrued compensation	320	446
Accrued other	556	757
Deferred revenue	1,027	354
Secured borrowings	643	985
Total current liabilities	3,076	2,942

Deferred revenue	254	253
Secured borrowings	155	408
Total long-term liabilities	409	661
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 29,836 and 29,798 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	93,605	93,586
Accumulated deficit	(85,480)	(85,698)
Accumulated other comprehensive loss	(1,176)	(1,163)
Total stockholders’ equity	6,949	6,725
Total liabilities and stockholders’ equity	$10,434	$10,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$1,578	$1,850	$2,984	$3,906
Placement and service fees	433	329	761	693
Total revenues	2,011	2,179	3,745	4,599

Cost of revenues:
Product sales	499	769	1,024	2,047
Placement and service fees	125	129	241	277
Total cost of revenues	624	898	1,265	2,324

Gross profit	1,387	1,281	2,480	2,275

Operating expenses:
Selling, general and administrative	975	933	1,831	1,994
Research and development	220	228	461	435
Total operating expenses	1,195	1,161	2,292	2,429

Income from operations	192	120	188	(154)

Other income, net	11	15	30	30

Net income (loss)	$203	$135	$218	$(124)

Basic and diluted earnings (loss) per share	$0.01	$0.00	$0.01	$(0.00)

Average shares outstanding:
Basic	29,810	29,713	29,804	29,643
Diluted	30,019	29,744	29,916	29,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$218	$(124)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	74	113
Change in assets and liabilities:
Accounts receivable	(139)	943
Inventory	(183)	55
Prepaid expenses and other assets	(443)	(282)
Accounts payable	129	(518)
Deferred revenue	670	218
Accrued liabilities	(351)	(123)
Net cash provided by (used for) operating activities	(25)	282

Financing activities:
Proceeds from sales of common shares	19	127
Secured borrowings	(58)	(99)
Net cash provided by (used for) financing activities	(39)	28

Effect of exchange rate changes on cash and cash equivalents	25	55
Net increase (decrease) in cash and cash equivalents	(39)	365

Cash and cash equivalents at beginning of period	5,932	4,977
Cash and cash equivalents at end of period	$5,893	$5,342

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.                                      Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) has developed a patented high-powered carbon dioxide, or CO2, laser system known as The Heart Laser for use in the treatment of severe coronary artery disease, or CAD, in a surgical laser procedure, known as transmyocardial revascularization, or TMR.

TMR is performed by a cardiovascular surgeon, who uses a laser to create channels through the myocardium of the heart in an attempt to restore perfusion to areas of the heart not being reached by diseased or clogged arteries. This technique is used as a late or last resort for relief of symptoms of severe angina in patients with ischemic heart disease not amenable to direct coronary revascularization interventions, such as angioplasty, stenting, or coronary arterial bypass grafting. In addition to providing new direct pathways for blood to reach the ischemic myocardium, the creation of TMR channels is also believed to promote the development of new blood vessels, or angiogenesis.

Each TMR procedure requires a sterile, single use TMR kit containing assorted TMR handpieces, drapes and other disposable items.  In the United States, the Company markets and distributes its products through Edwards Lifesciences LLC, a subsidiary of Edwards Lifesciences Corporation (“Edwards”).  Edwards has the exclusive right to market and distribute the Company’s TMR products to hospitals in the United States at least through January 2006. Outside the United States, the Company markets and distributes its products primarily through independent distributors.

Edwards is the Company’s largest shareholder, owning approximately 18% of the Company’s common stock as of June 30, 2003.  Edwards is also the Company’s largest customer, accounting for approximately 87% of the Company’s total sales in 2002 and 86% of the Company’s total sales for the six months ended June 30, 2003.  As a company, Edwards designs, develops and markets a comprehensive line of products and services to treat late-stage cardiovascular disease.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Certain prior period items have been reclassified to conform with current period presentations.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

3.                                      Earnings (Loss) per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except earnings per share)

Net income (loss) available for common shareholders	$203	$135	$218	$(124)
Weighted average outstanding shares of common stock	29,810	29,713	29,804	29,643
Dilutive effect of employee stock options	209	31	112	—
Common stock and common stock equivalents	30,019	29,744	29,916	29,643

Earnings per share:
Basic	$0.01	$0.00	$0.01	$(0.00)

Diluted	$0.01	$0.00	$0.01	$(0.00)

For the three and six months ended June 30, 2003 and 2002, 4,668,430 and 5,490,297 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net income (loss) attributable to common stockholders— As reported	$203	$135	$218	$(124)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(26)	(62)	(43)	(108)
Net income (loss) attributable to common stockholders—Pro forma	$177	$73	$175	$(232)
Earnings (loss) per basic and diluted share attributable to common stockholders—As reported	$0.01	$0.00	$0.01	$(0.00)
Earnings (loss) per basic and diluted share attributable to common stockholders—Pro forma	$0.01	$0.00	$0.01	$(0.01)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	Three Months Ended June 30,
	2003	2002
Expected life (years)	3	3
Interest rate	1.59%	3.82%
Volatility	.585	.738

5.                                      Comprehensive Income (Loss)

Total comprehensive income for the three and six month periods ended June 30, 2003 amounted to $201,000 and $205,000, respectively, as compared to total comprehensive income of $101,000 in the three-month period ended June 30, 2002 and a total comprehensive loss of $154,000 for the six-month period ended June 30, 2002.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

6.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$736	$663
Work in progress	69	111
Finished goods	290	138
	$1,095	$912

At June 30, 2003 and December 31, 2002, inventories are stated net of a reserve of $805,000 and $1,019,000, respectively, for potentially obsolete inventory.

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

8.             Guarantees

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim financial statements.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company obtains similar warranties from a majority of its suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of its distribution agreement with Edwards, the Company is able to bill Edwards for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

Management evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for the Company's installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  Management considers all available evidence, including historical experience and information obtained from supplier audits.

For the six months ended June 30, 2003, the Company's accrual for warranty and preventative maintenance costs remained unchanged from the December 31, 2002 balance of $100,000.

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

Application of Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002.  No significant changes were made to those policies during the three months ended June 30, 2003.

Results of Operations

Total revenues were $2,011,000 and $3,745,000 for the three and six month periods ended June 30, 2003, decreases of $168,000 or 8% and $854,000 or 19% when compared to total revenues of $2,179,000 and $4,599,000 for the three and six month periods ended June 30, 2002.

Product Sales

Product sales for the three and six months ended June 30, 2003 were $1,578,000 and $2,984,000, a decrease of $272,000 and $922,000, respectively, when compared with product sales of $1,850,000 and $3,906,000 for the three and six months ended June 30, 2002.

Domestic Heart Laser System revenues, the largest component of product sales, decreased by $352,000 and $1,162,000 for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002.  The decreases in domestic Heart Laser System revenues were due to a decrease in the number of domestic Heart Laser System units sold partially offset by increased revenue sharing earned under the distribution agreement with Edwards.  Additionally, during the six months ended June 30, 2003, the average selling price of Heart Laser Systems increased by approximately 17% compared to the corresponding six-month period in 2002.  This increase in average selling price partially offset the decrease in product sales resulting from a lower volume of Heart Laser System shipments in the six-month period ended June 30, 2003.

Domestic TMR kit revenues, the second largest component of product sales, increased by $62,000 and $320,000 in the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002.  These increases are primarily related to an increase in the number of TMR kits shipped to Edwards during the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

International revenues from product sales of Heart Laser Systems and TMR kits increased $152,000 and $167,000 in the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 as a result of (1) an increase in the number of TMR kits shipped to international customers and (2) the recognition of one HL1 Heart Laser System sale in the second quarter of 2003.

Royalty revenue, a component of product sales, decreased $111,000 and $234,000 in the three and six-month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002.  These decreases are due to the termination of guaranteed minimum royalties due from CardioGenesis Corporation (“CardioGenesis”) after June 30, 2002.  Although CardioGenesis is required to pay an ongoing royalty on actual sales of covered products after June 30, 2002, we expect that until such time, if ever, that CardioGenesis obtains FDA approval for its PMR device, and provided that device remains a covered product under the terms of the license agreement, royalty revenue will be insignificant.

Other product sales decreased $23,000 and $11,000 in the three and six month periods ended June 30, 2003, as compared to the three and six month periods ended June 30, 2002.

Placement and Service Fees

Placement and service fees for the three and six months ended June 30, 2003 were $433,000 and $761,000, increases of $104,000 and $68,000, when compared with placement and service fees of $329,000 and $693,000 for the three and six month periods ended June 30, 2002.

Service fees increased $104,000 and $156,000 for the three and six month periods ended  June 30, 2003 as compared to the three and six month periods ended June 30, 2002 due to more domestic lasers in service throughout 2003, which resulted in increased billings to Edwards for warranty and preventative maintenance services.

Placement fees were flat for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 and declined $88,000 for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002.  Approximately $63,000 of this $88,000 decline is attributable to a reduction in domestic placement fees.  The reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2.  Each upgrade resulted in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers as product sales instead of placement fees.

The remaining $26,000 of the $88,000 decline was the result of lower international placement contract fees due to decreased kit shipments to international placement contract customers.

Gross Profit

Total gross profit for the three and six months ended June 30, 2003 were $1,387,000, or 69% of revenues, and $2,480,000, or 66% of revenues, respectively, as compared to $1,281,000, or 59% of revenues, and $2,275,000, or 49% of revenues, for the comparable periods in 2002.

The improvement in gross profit in the three and six month periods of 2003 as compared to the three and six month periods of 2002 is due to (1) higher overall disposable TMR kit revenues which carry a higher margin, (2) a higher average selling price and additional shared revenue on Heart Laser System transactions and (3) an increase in service related revenues.  These increases were offset in part by (1) lower royalty revenue (2) fewer Heart Laser System unit sales and (3) lower placement contract revenue.

Operating Expenses

Selling, general and administrative expenditures were $975,000 and $1,831,000 for the three and six months ended June 30, 2003, an increase of $42,000 and a decrease of $163,000, respectively, when compared to expenditures of $933,000 and $1,994,000 in the three and six months ended June 30, 2002.  The overall increase in the three months ended June 30, 2003 is primarily related to certain compensation program expenses.  The overall decrease in the six months ended June 30, 2003 is primarily related to a reduction in field sales personnel costs and overall administrative expenditures.

Research and development expenditures for the three and six months ended June 30, 2003 were $220,000 and $461,000, a decrease of $8,000 and an increase of $26,000, respectively, when compared with expenditures of $228,000 and $435,000 for the three and six months ended June 30, 2002.  The overall increase in the six months ended June 30, 2003 is primarily due to increased international clinical study-related expenditures due to a new study launched in November 2002.

Net Income (Loss)

Net income for the three and six months ended June 30, 2003 was $203,000 and $218,000, increases of $68,000 and $342,000, respectively, when compared to net income of $135,000 and a net loss of $124,000 for the three and six months ended June 30, 2002.  The increase in the three months ended June 30, 2003 is due to a higher gross margin, partially offset by higher operating expenses.  The increase in the six months ended June 30, 2003 is due to a higher gross margin coupled with reduced operating expenses.

Kit Shipments

Our management monitors disposable kit shipments as an important metric in evaluating its business.  Management believes kit shipments, although not a direct measure, are one indicator of the pace of the adoption of TMR as a therapy in the marketplace.

For the three and six months ended June 30, 2003, a total of 609 and 1,022 disposable kits were shipped to end users.  This represented an increase of 29% and 17%, respectively, over the 473 and 872 disposable kits shipped to end users during the three and six months ended June 30, 2002.

Domestic kit shipments to end users increased by 31% and 15%, respectively, from 401 and 791 in the three and six months ended June 30, 2002 to 524 and 907 in the three and six months ended June 30, 2003.  Management believes the increase in domestic kit shipments is due primarily to (1) an increase in the total number of installed lasers in 2003 and (2) lasers installed and available for only a portion of 2002 while being available for all of 2003.

International kit shipments increased by 18% and 42%, respectively, from 72 and 81 in the three and six months ended June 30, 2002 to 85 and 115 in the three and six months ended  June 30, 2003.  The increases are mainly attributable to kits shipped pursuant to a new European clinical study launched in November 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash and cash equivalents of $5,893,000.

During the six-month period ended June 30, 2003, the Company recorded net income of $218,000.  The net income was offset by unfavorable working capital changes which resulted in net cash used for operating activities of approximately $25,000.  Cash used in financing activities was approximately $39,000, consisting of a reduction in secured borrowings of $58,000 offset partially by proceeds of $19,000 from the sale of common stock under the Company’s Employee Stock Purchase Plan.  The Company believes that its existing cash resources will meet its working capital requirements through December 31, 2003.

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

Our company has a history of operating losses

PLC Systems Inc. was founded in 1987.  Prior to 2002 when we recorded a net profit, we had incurred operating losses in every year of our existence except 1995.  We incurred net losses of $3,902,000 for the year ended December 31, 2001 and $7,410,000 for the year ended December 31, 2000.  As of June 30, 2003, we had an accumulated deficit of $85,480,000.  We have only just recently achieved profitability, and we cannot provide any assurance that we will continue to be profitable in the future.  Moreover, although our business is not seasonal in nature, our revenues may vary significantly from fiscal quarter to fiscal quarter.

Our company is dependent on one principal product line

We develop and market one principal product line, which consists of two patented high-powered carbon dioxide laser systems, known as the Heart Laser Systems, and related TMR disposable kits.  Approximately 95% of our revenues in both the three and six months ended June 30, 2003 and 92% in the year ended December 31, 2002, were derived from the sales and service of our Heart Laser Systems and related disposables.

Our company is dependent on one principal customer

Pursuant to a distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the U.S.  As a result of this relationship, Edwards accounted for 82% and 86% of our total revenue in the three and six months ended June 30, 2003 and 87% in the year ended December 31, 2002, respectively, and we expect Edwards to account for the majority of our revenue in the future.  If our relationship with Edwards does not progress or if Edwards’ sales and marketing strategies fail to generate sales of our HL2 and TMR kits in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is dependent on certain suppliers

Some of the components for our laser systems, most notably the power supply and certain optics and fabricated parts, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers.  In the past, we have experienced delays in product delivery from our sole suppliers and, because we do not have an alternative supplier to produce these products for us, we have little leverage to enforce timely delivery. Any delay in product delivery or other interruption in supply from these suppliers could prevent us from meeting our commercial demands for the HL2, which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we do not require significant quantities of any components because we produce a limited number of HL2s each year.  Our low-quantity needs may not generate substantial revenue for our suppliers.  Therefore, it may be difficult for us to continue our relationships with our current suppliers or establish relationships with additional suppliers on commercially reasonable terms, if at all.

We may experience manufacturing difficulties and delays in building the HL2

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

Our company may be unable to raise needed funds

As of June 30, 2003, we had cash and cash equivalents totaling $5,893,000.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements through December 31, 2003.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

In order to compete effectively, our Heart Laser Systems need to gain commercial acceptance

TMR is an emerging technology.  Our products may never achieve widespread commercial acceptance.  To be successful, we need to:

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

Our competitor may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

CardioGenesis is attempting to obtain FDA approval to market their percutaneous transmyocardial revascularization or PMR laser, which would provide a less invasive method of creating channels in the heart.  If PMR can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMR device would have on the future adoption rate for TMR procedures.  If PMR is approved, it could erode the potential TMR market which could have a material adverse effect on our business, financial condition and results of operations.

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

The value of your common stock may decrease if other security holders exercise their options and warrants

As shown in the table below, as of June 30, 2003, we have reserved an additional 8,023,766 shares of common stock for future issuance upon exercise of outstanding options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices	Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance
Options	$.45 - $8.88	$1.40	4,535,772
Warrants	$1.00 - $3.50	$2.45	3,100,000
Employee Stock Purchase Plan			387,994

Total			8,023,766

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

Item 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  June 30, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended  June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

On May 14, 2003, the Company held its 2003 Annual and Special Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Benjamin L. Holmes and Alan H. Magazine were elected to serve as directors until the annual meeting of shareholders in 2006 or until their successors are duly elected and qualified.  Mr. Holmes received 27,398,631 shares of common stock voting in favor of his election and 621,871 shares of common stock were withheld.  Mr. Magazine received 27,397,890 shares of common stock voting in favor of his election and 622,612 shares of common stock were withheld.  In addition, the terms of the following directors continued after the Shareholders Meeting:

Edward H. Pendergast, Donald E. Bobo, Jr., Kevin J. Dunn, H.B. Brent Norton, M.D., Robert I. Rudko, Ph.D. and Mark R. Tauscher.

2.                                       An amendment increasing the number of shares of common stock authorized for issuance under the Company’s 2000 Equity Incentive Plan from 500,000 to 1,500,000 was approved.  The votes were cast as follows:  26,257,357 shares of common stock were voted for the amendment, 1,528,161 shares of common stock were voted against the amendment and 234,984 shares of common stock abstained from the vote.

3.                                       The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003 was approved.  The votes were cast as follows: 27,785,455 shares of common stock were voted for the ratification, 158,991 shares of common stock were voted against the ratification and 76,056 shares of common stock abstained from the vote.

Item 6.           Exhibits and Reports on Form 8-K

a)                                      Exhibits

31.1                           Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)                                     Reports on Form 8-K

The Company filed a current report on Form 8-K on April 30, 2003 announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: August 13, 2003	By:	/s/ James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.