Form 10-Q
period 2003-09-30
PLC SYSTEMS INC
filed 2003-11-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, no par value	29,841,973

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.              Financial Information

Item 1.           Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,216	$5,932
Accounts receivable, net of allowance of $91 in 2003 and $192 in 2002	1,157	1,349
Lease receivables	465	848
Inventories, net	1,120	912
Prepaid expenses and other current assets	514	371
Total current assets	9,472	9,412

Equipment, furniture and leasehold improvements, net	229	204
Lease receivables	74	408
Other assets	279	304
Total assets	$10,054	$10,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$400
Accrued compensation	281	446
Accrued other	552	757
Deferred revenue	695	354
Secured borrowings	530	985
Total current liabilities	2,525	2,942

Deferred revenue	258	253
Secured borrowings	74	408
Total long-term liabilities	332	661
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 29,836 and 29,798 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	93,605	93,586
Accumulated deficit	(85,255)	(85,698)
Accumulated other comprehensive loss	(1,153)	(1,163)
Total stockholders’ equity	7,197	6,725
Total liabilities and stockholders’ equity	$10,054	$10,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$1,899	$1,641	$4,883	$5,547
Placement and service fees	355	354	1,116	1,047
Total revenues	2,254	1,995	5,999	6,594

Cost of revenues:
Product sales	873	645	1,897	2,692
Placement and service fees	134	120	375	397
Total cost of revenues	1,007	765	2,272	3,089

Gross profit	1,247	1,230	3,727	3,505

Operating expenses:
Selling, general and administrative	747	796	2,578	2,790
Research and development	283	230	744	665
Total operating expenses	1,030	1,026	3,322	3,455

Income from operations	217	204	405	50

Other income, net	8	15	38	45

Net income	$225	$219	$443	$95

Basic and diluted earnings per share	$0.01	$0.01	$0.01	$0.00

Average shares outstanding:
Basic	29,836	29,738	29,815	29,676
Diluted	30,531	29,755	30,120	29,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$443	$95

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	162
Change in assets and liabilities:
Accounts receivable	191	633
Inventory	(208)	94
Prepaid expenses and other assets	(136)	(361)
Accounts payable	67	(384)
Deferred revenue	343	395
Accrued liabilities	(408)	(181)
Net cash provided by operating activities	386	453

Investing activities:
Investment in equipment	(101)	(2)

Financing activities:
Proceeds from sales of common shares	19	115
Secured borrowings	(72)	(125)
Net cash used for financing activities	(53)	(10)

Effect of exchange rate changes on cash and cash equivalents	52	44
Net increase in cash and cash equivalents	284	485

Cash and cash equivalents at beginning of period	5,932	4,977
Cash and cash equivalents at end of period	$6,216	$5,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Edwards is the Company’s largest shareholder, owning approximately 18% of the Company’s common stock as of September 30, 2003.  Edwards is also the Company’s largest customer, accounting for approximately 87% of the Company’s total sales in 2002 and 89% of the Company’s total sales for the nine months ended September 30, 2003.  As a company, Edwards designs, develops and markets a comprehensive line of products and services to treat late-stage cardiovascular disease.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

3.                                      Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except earnings per share)
Net income available for common shareholders	$225	$219	$443	$95
Weighted average outstanding shares of common stock	29,836	29,738	29,815	29,676
Dilutive effect of employee stock options	695	17	305	24
Common stock and common stock equivalents	30,531	29,755	30,120	29,700
Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.00
Diluted	$0.01	$0.01	$0.01	$0.00

For the three and nine months ended September 30, 2003 and 2002, 4,122,000 and 4,341,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income attributable to common stockholders—As reported	$225	$219	$443	$95
Add (deduct) total stock-based compensation income (expense) determined under fair value based method for all stock option awards	(26)	350	(69)	242
Net income attributable to common stockholders—Pro forma	199	569	374	337
Earnings per basic and diluted share attributable to common stockholders—As reported	$0.01	$0.01	$0.01	$0.00
Earnings per basic and diluted share attributable to common stockholders—Pro forma	$0.01	$0.02	$0.01	$0.01

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	Three Months Ended September 30,
	2003	2002
Expected life (years)	3	3
Interest rate	2.50%	3.82%
Volatility	.601	.738

5.                                      Comprehensive Income

Total comprehensive income for the three and nine month periods ended September 30, 2003 amounted to $248,000 and $453,000, respectively, as compared to $213,000 and $59,000 in the comparative 2002 periods.  Comprehensive income is comprised of net income plus the increase/decrease in currency translation adjustment.

6.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$831	$663
Work in progress	145	111
Finished goods	144	138
	$1,120	$912

At September 30, 2003 and December 31, 2002, inventories are stated net of a reserve of $805,000 and $1,019,000, respectively, for potentially obsolete inventory.

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

8.                                      Guarantees

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

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

Management evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for the Company’s installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  Management considers all available evidence, including historical experience and information obtained from supplier audits.

Changes in the warranty accrual for the nine months ended September 30, 2003 were as follows (in thousands):

Balance, beginning of period	$100
Payments made	—
Change in liability for warranties issued during the year	15
Change in liability for preexisting warranties	(55)
Balance, end of period	$60

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

Application of Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002.  No significant changes were made to those policies during the three months ended September 30, 2003.

Results of Operations

Total revenues were $2,254,000 and $5,999,000 for the three and nine month periods ended September 30, 2003, an increase of $259,000 or 13% and a decrease of $595,000 or 9%, respectively, when compared to total revenues of $1,995,000 and $6,594,000 for the three and nine month periods ended September 30, 2002.

Product Sales

Product sales for the three and nine months ended September 30, 2003 were $1,899,000 and $4,883,000, an increase of $258,000 and a decrease of $664,000, respectively, when compared with product sales of $1,641,000 and $5,547,000 for the three and nine months ended September 30, 2002.

Domestic Heart Laser System revenues, the largest component of product sales, increased by $348,000 and decreased by $816,000 for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.  In the three month period ended September 30, 2003, the increase in domestic Heart Laser System revenues was due to an increase in both the number and average sales price of domestic Heart Laser System units, partially offset by decreased revenue sharing earned under the distribution agreement with Edwards.  In the nine month period ended September 30, 2003, the decrease in domestic Heart Laser System revenues was due to a decrease in the number of domestic Heart Laser System units, partially offset by increased revenue sharing earned under the distribution agreement with Edwards.  Additionally, during the nine months ended September 30, 2003, the average selling price of Heart Laser Systems increased by approximately 10% compared to the corresponding nine-month period in 2002.

Domestic TMR kit revenues, the second largest component of product sales, decreased by $41,000 and increased by $279,000 in the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.  The decrease in the three-month period and the increase in the nine-month period is related to the number of TMR kits shipped to Edwards.

International revenues from product sales of Heart Laser Systems and TMR kits decreased $36,000 and increased $131,000 in the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.  The decrease in the three-month period is a result of the decrease in the number of TMR kits shipped to international customers.  The increase in the nine-month period is primarily due to the recognition of an HL1 Heart Laser System sale in the second quarter of 2003.

Royalty revenue, a component of product sales, increased $1,000 and decreased $233,000 in the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.  The decrease in the nine-month period is due to the termination of guaranteed minimum royalties due from CardioGenesis Corporation (“CardioGenesis”) after June 30, 2002.  Although CardioGenesis is required to pay an ongoing royalty on actual sales of covered products after June 30, 2002, we expect that until such time, if ever, that CardioGenesis obtains FDA approval for its percutaneous transmyocardial revascularization (PMR) device, and provided that device remains a covered product under the terms of the license agreement, royalty revenue will be insignificant.

Other product sales decreased $14,000 and $25,000 in the three and nine month periods ended September 30, 2003, as compared to the three and nine month periods ended September 30, 2002.

Placement and Service Fees

Placement and service fees for the three and nine months ended September 30, 2003 were $355,000 and $1,116,000, increases of $1,000 and $69,000, when compared with placement and service fees of $354,000 and $1,047,000 for the three and nine month periods ended September 30, 2002.

Service fees increased $84,000 and $241,000 for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002. Both increases are primarily due to increased domestic activity as a result of more domestic lasers in service throughout 2003, which resulted in increased billings to Edwards. The increase in the three month period of 2003 as compared to the three month period of 2002 is due to increased billings related to service contracts and installations. The increase in the nine month period of 2003 as compared to the nine month period of 2002 is due to increased billings related to service contracts, installations and other service related calls.

Placement fees decreased $83,000 and $172,000 for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.  Of these total decreases, domestic placement fees decreased $76,000 and $139,000.  The reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2.  Each upgrade resulted in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers as product sales instead of placement fees.

International placement fees decreased $7,000 and $33,000 as a result of lower international placement contract fees due to decreased kit shipments to international placement contract customers.

Gross Profit

Total gross profit for the three and nine months ended September 30, 2003 were $1,247,000, or 55% of revenues, and $3,727,000, or 62% of revenues, respectively, as compared to $1,230,000, or 62% of revenues, and $3,505,000, or 53% of revenues, for the comparable periods in 2002.

The increase in total gross profit generated in the three month period of 2003 as compared to the three month period of 2002 is due to (1) a higher number of Heart Laser System unit sales, (2) a higher average selling price on Heart Laser System transactions and (3) an increase in service related revenues.  These increases were offset in part by (1) lower overall disposable TMR kit revenue (2) lower additional shared revenue on Heart Laser System transactions (3) lower placement contract revenue and (4) lower royalty revenue.

The increase in total gross profit generated in the nine month period of 2003 as compared to the nine month period of 2002 is due to (1) higher overall disposable TMR kit revenues which carry a higher margin, (2) higher average selling price and additional shared revenues on Heart Laser System transactions and (3) an increase in service related revenues.  These increases were offset in part by (1) lower royalty revenue (2) fewer Heart Laser System unit sales and (3) lower placement contract revenue.

Operating Expenses

Selling, general and administrative expenditures were $747,000 and $2,578,000 for the three and nine months ended September 30, 2003, decreases of $49,000 and $212,000, respectively, when compared to expenditures of $796,000 and $2,790,000 in the three and nine months ended September 30, 2002.  The overall decrease in both periods is due to a decrease in overall administrative expenses including legal, depreciation and the allowance for doubtful accounts.

Research and development expenditures for the three and nine months ended September 30, 2003 were $283,000 and $744,000, increases of $53,000 and $79,000, respectively, when compared with expenditures of $230,000 and $665,000 for the three and nine months ended September 30, 2002.  The overall increase in the three month period ended September 30, 2003 is primarily due to increased consulting expenditures.  The overall increases in the nine months ended September 30, 2003 is primarily due to (1) consulting expenditures and (2) increased international clinical study-related expenditures due to a new study launched in November 2002.

Net Income

Net income for the three and nine months ended September 30, 2003 was $225,000 and $443,000, increases of $6,000 and $348,000, respectively, when compared to net income of $219,000 and $95,000 for the three and nine months ended September 30, 2002.  The increase in the three months ended September 30, 2003 is due to higher gross profit generated, partially offset by higher operating expenses and lower other income. The increase in the nine months ended September 30, 2003 is due to higher gross margin coupled with lower operating expenses.

Kit Shipments

Our management monitors disposable kit shipments to hospitals as an important metric in evaluating its business.  Management believes kit shipments, although not a direct measure, are one indicator of the pace of the adoption of TMR as a therapy in the marketplace.

For the three and nine months ended September 30, 2003, a total of 503 and 1,525 disposable kits were shipped to end-users, including shipments by Edwards.  This represented an increase of 55% and 27%, respectively, over the 325 and 1,197 disposable kits shipped to end-users during the three and nine months ended September 30, 2002.

Domestic kit shipments to end-users increased by 72% and 30%, respectively, from 283 and 1,074 in the three and nine months ended September 30, 2002 to 488 and 1,395 in the three and nine months ended September 30, 2003.  Management believes the increase in domestic kit shipments is due primarily to (1) an increase in the total number of installed lasers in 2003 and (2) lasers installed and available for only a portion of 2002 being available for all of 2003.

International kit shipments decreased by 64% and increased by 6%, respectively, from 42 and 123 in the three and nine months ended September 30, 2002 to 15 and 130 in the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of $6,216,000.

During the nine-month period ended September 30, 2003, the Company recorded net income of $443,000.  The net income was offset by unfavorable working capital changes, primarily an increase in inventory, prepaid expenses and other assets and a decrease in accrued liabilities, which resulted in net cash provided by operating activities of approximately $386,000.  Cash used in investing activities was approximately $101,000, consisting of an investment in equipment.  Cash used in financing activities was approximately $53,000, consisting of a reduction in secured borrowings of $72,000 offset partially by proceeds of $19,000 from the sale of common stock under the Company’s Employee Stock Purchase Plan.  The Company believes that its existing cash resources will meet its working capital requirements through the next twelve months.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model will result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

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

Certain Factors that May Affect our Future Results

The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us or currently deemed immaterial may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

Our company has a history of operating losses

PLC Systems Inc. was founded in 1987.  Prior to 2002 when we recorded a net profit, we had incurred operating losses in every year of our existence except 1995.  We incurred net losses of $3,902,000 for the year ended December 31, 2001 and $7,410,000 for the year ended December 31, 2000.  As of September 30, 2003, we had an accumulated deficit of $85,255,000.  We have only just recently achieved profitability, and we cannot provide any assurance that we will continue to be profitable in the future.  Moreover, although our business is not seasonal in nature, our revenues may vary significantly from fiscal quarter to fiscal quarter.

Our company is dependent on one principal product line

We develop and market one principal product line, which consists of two patented high-powered carbon dioxide laser systems, known as the Heart Laser Systems, and related TMR disposable kits.  Approximately 95% of our revenues in both the three and nine months ended September 30, 2003 and 92% in the year ended December 31, 2002, were derived from the sales and service of our Heart Laser Systems and related disposables.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to a distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the U.S.  As a result of this relationship, Edwards accounted for

93% and 89% of our total revenue in the three and nine months ended September 30, 2003 and 87% in the year ended December 31, 2002, respectively, and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress or if Edwards’ sales and marketing strategies fail to generate sales of our HL2 and TMR kits in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

If we are unable to continue to successfully manufacture the HL2 in a timely manner, we may lose customers, and our business, financial condition and results of operations may be seriously harmed.

Our company may be unable to raise needed funds

As of September 30, 2003, we had cash and cash equivalents totaling $6,216,000.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements through the next twelve months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.

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

Our competitor may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

Our primary competitor, CardioGenesis, is attempting to obtain FDA approval to market their PMR laser, which would provide a less invasive method of creating channels in the heart.  If PMR can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMR device would have on the future adoption rate for TMR procedures.  If PMR is approved, it could erode the potential TMR market which would have a material adverse effect on our business, financial condition and results of operations.

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

In November 2003, the results of a TMR study commissioned by the FDA were published in The Journal of the American College of Cardiology. This study found that a certain number of patients who received TMR treatment did not meet the medical criteria for which it was approved.  We cannot assure you that the FDA will not require us to modify the labeling on the Heart Laser Systems or take some other action as a result of this study, or that the demand for our products will not otherwise be affected.

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

The market price of our stock may fall if other shareholders sell their stock

Certain current shareholders hold large amounts of our restricted stock, which they could sell in the public market from time to time.  Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall.  In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

The value of your common stock may decrease if other security holders exercise their options and warrants

As shown in the table below, as of September 30, 2003, we have reserved an additional 8,023,766 shares of common stock for future issuance upon exercise of outstanding options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices	Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance
Options	$.45 - $8.88	$0.66	4,535,772
Warrants	$1.00 - $3.50	$2.45	3,100,000
Employee Stock Purchase Plan			387,994
Total			8,023,766

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

Our interest income is sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to interest rates would have a material impact on our future results of operations or cash flows.

The Company does not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.  We do not believe that a 10% change to the applicable exchange rates would have a material impact on our future results of operations or cash flows.

Item 4.                     Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a)                                      Exhibits

31.1                 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)                                     Reports on Form 8-K

The Company filed a current report on Form 8-K on July 23, 2003 announcing its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	November 13, 2003	By:	/s/ James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.