Form 10-K
period 2003-12-31
PLC SYSTEMS INC
filed 2004-03-26
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

(508) 541-8800
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2003, was $14,799,393.  As of March 19, 2004, 30,054,296 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2004 Annual Meeting of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

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

PART I

Item 1.        Business

Overview

We are a medical device company that specializes in the design, development and manufacturing of a patented carbon dioxide (CO2) laser and disposable handpieces, known as the Heart Laser System, that is used to treat patients with severe angina in a surgical procedure known as transmyocardial revascularization, or TMR.  In the United States, we sell our TMR products to Edwards Lifesciences LLC.  Edwards has the exclusive right to market and distribute our TMR products to hospitals in the United States.

Our current business strategy involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. Recently, in pursuit of this strategy, we entered into a new agreement with Edwards to develop and manufacture a surgical cardiac ablation laser designed to treat cardiac arrhythmias.

In conjunction with signing this new development and manufacturing agreement we also modified the terms of our existing TMR distribution agreement with Edwards, which included extending the term of the agreement through at least October 17, 2017 and adjusting our domestic TMR disposable revenue sharing arrangement in exchange for a payment to us of $4.5 million (see “Growth Strategy - Edwards Transaction” for a further detailed description of this transaction).

Edwards is our largest shareholder, owning approximately 18% of our outstanding common stock as of December 31, 2003, and has a representative on our Board of Directors.  Edwards is also our largest customer, accounting for approximately 89% of our total sales in 2003.

The TMR Procedure

TMR is performed by a cardiovascular surgeon, who uses a laser to create channels through the myocardium of the heart in an attempt to restore perfusion to areas of the heart not being reached by diseased or clogged arteries. This technique is used as a late or last resort for relief of symptoms of severe angina in patients with ischemic heart disease not amenable to direct coronary revascularization interventions, such as angioplasty, stenting or coronary artery bypass grafting (bypass surgery). In addition to providing new direct pathways for blood to reach the ischemic myocardium, the creation of TMR channels is also believed to promote angiogenesis, the development of new blood vessels.

The Heart Laser System

Our first generation Heart Laser, or HL1, is a high-powered laser capable of creating a TMR channel completely through a human heart wall with a single laser pulse delivered in the fraction of a second between heartbeats. In August 1998 we received approval from the FDA to market the HL1 throughout the United States.  We were the first company to receive FDA approval to commercialize a product to perform TMR.

In January 2001 we received approval from the FDA to market our second generation Heart Laser, or HL2. The HL2 is less than half the weight and size of the HL1, but delivers the equivalent laser energy, wavelength and beam characteristics.

Each TMR procedure requires a sterile, single use TMR kit containing assorted TMR handpieces, drapes and other disposable items. The HL1 and HL2 lasers each require a TMR kit to be used as a complete system.  The same TMR kit may be used by either the HL1 or HL2 laser.  The combination of either an HL1 or an HL2 with a TMR kit is commonly known (and is referred to throughout this report) as the Heart Laser System.

We manufacture the Heart Laser Systems at our facility in Franklin, Massachusetts.

Growth Strategy

Our goal is to aggressively seek out new and existing opportunities in the cardiac and vascular related markets that possess substantial revenue growth prospects, as evidenced first and foremost by the existence of a large, unmet clinical need. We will then utilize a methodology for evaluating which opportunities best fit our overall business strategy for bringing products to market in a timely and cost efficient manner.

Some of the key factors besides market size we will evaluate in our decision making selection process are the (1) likely regulatory path (Pre-Market Notification (510k)) or Pre-Market Approval (PMA)), (2) existence of established reimbursement codes, (3) intellectual property considerations, (4) overall competitive landscape, (5) technical complexity of the proposed product or solution, (6) ability to assess early in the product development phase the likely feasibility of the overall project (as a means of applying an early risk reduction strategy), (7) likely distribution channel and (8) overall synergistic fit with our existing or desired new core competency set.

Once we select an opportunity to pursue, we will systematically evaluate the best means by which to address the unmet need. This most often will be through the acquisition, licensing or development of a unique and innovative product or technology.

During 2003 we committed ourselves to this process and we applied our methodology to a host of ideas. We concluded that our best first step in implementing our new business strategy was to leverage both our existing core competencies in the field of laser technology and our existing distribution channel with Edwards by entering a new market that is still emerging, but which is characterized by a large, unmet clinical need in terms of the treatment of a prevalent disease (atrial fibrillation). This market possesses many of the key attributes we were seeking, including existing insurance reimbursement. Our recent transaction with Edwards that closed in February 2004, and which is described in detail below, brought to us the exclusive manufacturing rights to a patented product that we believe has already substantially undergone the most costly phase of its development process. It also has FDA marketing clearance (510(k)) already in place.

We are working to finish the development of this product and hope to bring it to market within the next 12 months.

Edwards Transaction

A summary of our new agreements with Edwards follows:

Optimaze Laser System

In February 2004 we signed an agreement with Edwards to continue the ongoing product development and manufacturing of the Edwards Optimaze surgical ablation system (“Optimaze System”). The Optimaze System is a diode based laser system designed to treat cardiac arrhythmias, or heart rhythm disorders. The most common cardiac arrhythmia is atrial fibrillation, a condition that afflicts an estimated 2.2 million Americans (see “Cardiovascular Diseases and Current Therapies” for a description of atrial fibrillation and the available treatments for this disease).

Under the terms of the agreement, after completion of development and an agreed upon transition period, we have the exclusive manufacturing rights to build the Optimaze System and any other surgical products developed for the treatment (including minimally invasive treatment) of atrial fibrillation and atrial flutter. Edwards is our exclusive worldwide distributor for these surgical products and is prohibited from offering for sale any directly competitive surgical products without first offering such competitive products to us to manufacture.

The initial term of the agreement continues, subject to certain cancellation provisions, for the enforceable life of the last to expire patent within Edwards intellectual property for these products, which presently is September 9, 2020. Any inventions developed by us during the term of the agreement will be jointly owned.

Edwards is responsible for the approval, funding and conduct of all clinical studies designed to obtain data in support of a product approval or clearance as required by the FDA or other regulatory authority. The Optimaze System was cleared by the FDA through the 510(k) premarket notification process for use as a surgical instrument for coagulation of soft tissue, including cardiac tissue, in open or closed surgical procedures.  Although some physicians may use the device for treatment of atrial fibrillation under the practice of medicine exception to the Federal Food, Drug, and Cosmetic Act, neither we nor Edwards are permitted to promote the device for that use.

We are responsible for the research, development and manufacturing of certain identified surgical products under this agreement and in addition we are obligated to make available up to 10% of our trailing twelve-month revenues derived from products sold under the agreement for investment in the development of additional surgical products.

We have an agreed upon sale price arrangement with Edwards for the Optimaze laser. We also have entered into a revenue sharing agreement with Edwards as it respects the Optimaze disposables. Edwards will initially retain 65% and we will receive 35% of all customer generated Optimaze disposable revenue. Our transfer price on both the Optimaze laser and Optimaze disposables will be adjusted in the future in the event of product cost increases or decreases and, in the case of Optimaze disposables, in the event of selling price increases or decreases.

Edwards has the right to terminate the agreement prior to the expiration of the initial term upon written notice to us.  In the event that Edwards terminates the agreement without cause, we will obtain an exclusive, irrevocable, worldwide, perpetual license to manufacture and sell the surgical products under the agreement, subject to a 10% royalty on net sales payable to Edwards.  In the event that Edwards terminates the agreement other than for cause on at least 60 days notice, then Edwards must pay us a termination fee of $2,000,000, in addition to granting us the rights to manufacture and sell the products as described in the prior sentence.  Following the second anniversary of the agreement, Edwards has the right to terminate the agreement on 180 days notice without payment of the aforementioned fee.

TMR Distribution Agreement

In conjunction with signing the development and manufacturing agreement for the Optimaze System, we amended certain provisions of our TMR distribution agreement with Edwards. The initial term of the TMR agreement was extended from January 2006 to at least October 2017. In addition, we modified our existing revenue sharing on TMR disposable kits such that we now receive 36.5% of the customer generated revenue on all TMR kits, down from our previous 45% share in 2003 and 2002. Edwards made an upfront payment of $4,533,333 to us at the time of signing both these agreements. This payment is being treated as deferred revenue, which we expect to recognize as revenue in our consolidated income statement over the next seven years. All other terms of our existing TMR distribution agreement with Edwards remained the same.

Cardiovascular Disease and Current Therapies

According to the 2004 Heart and Stroke Statistical Update, or 2004 HSSU, which was published by the American Heart Association, an estimated 64.4 million Americans suffered from one or more types of cardiovascular disease in 2001, with an estimated 13.2 million suffering from coronary heart disease, 6.8 million suffering from angina pectoris (chest pain) and 2.2 million suffering from atrial fibrillation.

Cardiovascular disease is the leading cause of death in the U.S., resulting in approximately 39% (or 931,000 in 2001) of all deaths in the U.S. annually. The American Heart Association estimates that the direct and indirect costs of cardiovascular disease in the year 2004 will be approximately $368 billion.

Angina – Current Treatments

Angina is the medical term used to describe the chest pain or discomfort that an individual can experience when the heart does not receive an adequate supply of oxygen rich blood. This can occur when the arteries supplying blood flow to the heart muscle become partially blocked or narrowed by the accumulation of fatty deposits known as plaque. This condition where plaque progressively builds up in the interior walls of the arteries, resulting in reduced blood flow to the myocardium, ischemia and angina, is known as coronary atherosclerosis. Atherosclerosis is the principal form of cardiovascular disease and the primary cause of heart attacks.  Traditional treatment of atherosclerosis as a means to improve blood flow to the heart includes drug therapy, angioplasty, stenting and bypass surgery.

Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Angioplasty is a less invasive treatment for arteriosclerosis than bypass surgery. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery.  By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow and decreased angina symptoms. According to the 2004 HSSU, an estimated 571,000 angioplasty procedures were performed on 559,000 patients in the U.S. in 2001.

Metallic stents were developed to help prevent the closures that sometimes occur after angioplasty and to help reduce restenosis.  These stents are inserted into the artery after balloon angioplasty to hold the expanded plaque in place.  Because it is less traumatic and less costly, balloon angioplasty is preferred over bypass surgery when the blockages are not complicated and involve few coronary arteries.  While offering certain benefits compared to bypass surgery, certain studies suggest restenosis or reocclusion is a serious problem with traditional angioplasty treatment.  While stents have been shown to help reduce restenosis and are used extensively, restenosis continues to occur at a significant rate.  A new generation of stents that are coated with drugs targeted at preventing restenosis have recently shown some success.  Early studies have shown significant reduction in restenosis when these drug eluting stents are used.

Conventional bypass surgery involves cutting open the patient’s chest, cutting through the sternum, usually connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient’s body to create a bypass around the diseased blood vessel and restarting the heart. According to the 2004 HSSU, an estimated 516,000 coronary artery bypass procedures were performed on 305,000 patients in the U.S. in 2001. Certain patients however are not suited for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some patients with diabetes, and others who are considered too ill to survive surgery.

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

Heart muscle must be constantly supplied with oxygen in order to function effectively.  Oxygen is delivered to the myocardium by blood, which is distributed to the myocardium through the right and left coronary arteries.  If these arteries are narrowed or blocked as a result of atherosclerosis, sufficient oxygen-rich blood may be unable to reach the heart to satisfy the metabolic demands of the myocardium. Cardiovascular disease eventually may cause myocardial ischemia, often evidenced by severe and debilitating angina caused by lack of oxygen to the heart muscle, which can progress to myocardial infarction (the death of an area of the heart muscle).  Advanced multi-vessel ischemic heart disease is typically treated with bypass surgery.

During a sole therapy TMR procedure, the patient is given general anesthesia and an incision is made in the patient’s side between the ribs, exposing the heart.  The Heart Laser Systems are computer synchronized with the patient’s heartbeat, firing only when the left ventricle is filled with blood and is electrically insensitive.  We believe that synchronization may reduce the risk of arrhythmias (irregular heartbeats) and their associated morbidity and mortality. Research studies conducted by the Texas Heart Institute in animal models indicated that performing TMR without synchronization may be associated with an increase in life threatening arrhythmias.  The synchronization technology is covered under a patent that we own.  The Heart Laser Systems are capable of creating a transmural channel in less than 0.1 second with a single laser pulse in a patient whose heart has not been stopped and who has not been placed on a heart-lung bypass machine.  The surgeon can vary the pulse width of the laser using a touch key control panel to accommodate for the thickness of the patient’s heart wall.  Transesophageal echocardiography is used to confirm that complete channels are made by the laser.  Generally, 20 to 40 new channels are created during the procedure.

We believe that in addition to providing new direct pathways for blood to reach the ischemic myocardium, that the creation of TMR channels using The Heart Laser Systems also promotes angiogenesis, the formation of new blood vessels.

Potential Benefits of TMR

In September 2001 long term follow-up data was published in Circulation, the official journal of the American Heart Association, on eligible patients from our FDA clinical studies.  The long-term TMR analysis included 78 patients at nine hospitals.  Each patient had been suffering from chronic angina and from severe coronary artery disease (“CAD”) before receiving treatment with the HL1.  The average age of the patients at enrollment was 61.  The average preoperative angina class for the group was 3.7 out of a maximum of 4 (angina is measured in classes from one to four, one being the least painful and four being the most painful).  After an average of 55 months following the TMR procedure, the group’s average angina class improved from 3.7 to 1.6.  This was virtually unchanged from the 1.5 average angina class reported at 12 months following the TMR procedure.  In fact, five years after having the TMR procedure with the HL1, 17% of the patients reported having no angina and 64% were in angina class 1 or 2.

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

Therapy for Patients Not Suitable for Coronary Bypass.  The FDA has approved the use of the Heart Laser Systems for patients who have stable angina (Canadian Cardiovascular Society Class III or IV) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium not amenable to direct coronary revascularization.

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

Cardiac Arrhythmias – Current Treatments

The heart is an electromechanical pump that contracts in a specific manner to efficiently pump blood throughout the body. The heart pumping is controlled by electrical signals that are generated in the right atrium of the heart and travel throughout the heart by way of an electrical conduction network. This system carries the electrical signals in a systematic way that results in a normal heartbeat. A failure in this conduction system usually results in an arrhythmia. An arrhythmia is an abnormal heart rhythm that can adversely affect the heart’s performance.

Several different types of arrhythmias can occur in the human heart. They can occur both in the ventricles and the atria and can be either fast heart rate (tachycardia) or slow heart rate (bradycardia). The most common sustained cardiac arrhythmia is an atrial tachycardia called atrial fibrillation (“AF”) that is characterized by the irregular contractions and/or very rapid beating of the atria. During AF, instead of a single smooth wave of contraction, the electrical conduction does not operate normally and a storm of electrical energy spreads in random loops across both atria causing rapid, uncoordinated contractions.

Today AF affects an estimated 5 million people worldwide including an estimated 2.2 million Americans, and we believe that there are 200,000 to 400,000 new cases diagnosed annually in the U.S. The condition can cause fatigue, dizziness, stroke and in extreme cases death if untreated. It is now understood that AF contributes to 15% to 20% of all strokes, and the need for life-long drug therapy can significantly impair the quality of life for patients.

Drug therapy is currently the standard of care for AF, and it is usually life-long. Patients are usually placed on rhythm control or rate control plus anticoagulation drugs, the former of which to manage arrhythmia and the latter to reduce the patient’s stroke risk. This type of therapy does not cure AF, but does help to reduce its effects. Anti-arrhythmic drugs have not proven highly successful to date.

The surgical Cox-Maze procedure is currently the most effective cure for AF with a reported success rate of over 95%. This is an extremely invasive, open-heart procedure that involves dissecting the atrium with a scalpel and sewing it back together to block the errant electrical signals allowing the heart to return to its normal rhythm. Because of its invasiveness and technical difficulty, we believe only about 100 Cox-Maze procedures are performed annually in the U.S.

The success of the Cox-Maze procedure has led surgeons and companies to develop and refine less invasive techniques that can deliver similar outcomes without the risks and the costs. These new approaches include the substitution of alternative energy sources for the surgical incision in the Cox-Maze procedure, such as radio-frequency, microwave, laser, cryo-therapy and ultrasound. Recent clinical results indicate that these alternative energy sources can reproduce much of the success of the surgical Cox-Maze procedure with significantly less trauma, including operating through minimally invasive incisions and on a beating heart. While most of these techniques are relatively new and are not fully developed, cure rates with these new devices are reported to exceed 80%.

AF surgery with these devices can be performed from the inside of the arrested heart (endocardially) in conjunction with other cardiac procedures or, with some of these devices, from the outside of the heart (epicardially)

while it is beating in a minimally invasive procedure. Since AF typically occurs in 30% to 45% of patients with mitral valve disease and the atrium is usually opened to repair or replace a mitral valve, the initial surgical market for these new procedures is expected to be in combination with mitral valve surgery.

Cardiac Tissue Ablation Using the Optimaze System

The Optimaze System being developed is a laser-based device that uses a 60-watt, 980nm diode laser as its power source. The laser power is delivered to various handpieces through a flexible optical fiber. The diode wavelength corresponds to a water absorption peak and causes tissue ablation by dielectric heating.

The key proprietary technology for this system is in the diffusing tip, which allows the surgeon to lay a linear lesion on the atria so that lesions as long as 5 cm are possible. The tip has a gold foil reflector that directs the laser power towards the heart. The tip is also malleable to allow different shaped lesions to be made.

The goal of laser ablation on cardiac tissue is to transmurally render specific cells incapable of conducting electrical cardiac signals without damaging adjacent tissues and other structures. When infrared laser energy is directed at the target tissue, water molecules in the tissue absorb the energy, generate heat and cause surrounding tissue to photocoagulate. The coagulated tissue forms lesions that block the conduction of errant electrical impulses, similar to the scalpel cuts in the Cox-Maze procedure.

In a study performed at Columbia University using the Optimaze System, endocardial ablations were performed on 12 dogs. All of the lesions were transmural, all were effective and there were no complications from collateral injury.

We believe some of the beneficial features of the Optimaze System are:

•      It lends itself to minimally invasive procedures;

•      It can perform ablation either endocardially or epicardially;

•      Laser technology creates uniform lesions at a precise depth;

•      It produces lesions up to 5 cm in length;

•      It targets tissue with a high degree of accuracy thereby avoiding damage to surrounding structures; and

•      It can create lesions in fatty hearts.

Potential Benefits of Cardiac Tissue Ablation

The most time-consuming aspect of the Cox-Maze procedure is the need to create numerous incisions in the atria, essentially taking apart the tissue like a jigsaw puzzle and then meticulously sewing it back together. In addition, the procedure must be done on a stopped heart that is on cardiopulmonary bypass. As the new cardiac ablation devices are perfected, the goal will be to match the AF cure rate obtained with the Cox-Maze procedure with a minimally invasive, easy to perform, low-cost procedure.

We believe that the Optimaze System is positioned to solve many of the problems with the Cox-Maze procedure. When using this system, the atria do not have to be cut apart and sewn back together. Electrical path blocking lesions can be made from the inside of the atria if the procedure is being done in conjunction with a valve procedure or potentially from the outside of the heart, while it is beating, without making any incisions in the atria.

The fact that this procedure has the potential to be performed minimally invasively on a beating heart and can have high cure rates, would make it an attractive alternative for many patients with AF.

Sales and Marketing Strategy

TMR Products – Sales Channel

We sell our TMR products principally through key distributors throughout the world. In the U.S., we have appointed Edwards as our exclusive distributor for the HL2 and all TMR disposable procedure kits.  Edwards uses a direct sales force comprised of individuals with a high degree of professionalism and experience in the cardiovascular device business to market our TMR products in the U.S.

Outside the U.S., we have established an independent distributor network to market our TMR products, although in some areas, principally Europe, we continue to sell our TMR products directly to hospitals.

International sales (by origin) accounted for 6%, 5% and 14% of our total revenue in 2003, 2002 and 2001, respectively.  We had no sales by origin in Canada, our jurisdiction of incorporation.

We sell our TMR products to both Edwards and our international distributors at a discount off list price.

Cardiac Tissue Ablation Products – Sales Channel

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products. By agreement, they are prohibited from offering for sale any directly competitive surgical products without first offering such competitive products to us to manufacture.

The Optimaze System currently is only approved for marketing in the United States. We believe we will be able to secure the regulatory approval (CE Mark) necessary to market this product throughout the European Union (EU) in 2005.

We understand that Edwards will use their direct sales force to market the Optimaze System in the United States. Internationally we understand that they will use both a direct sales force and third party distributors depending on the country they intend to market the product.

Edwards Marketing Programs

Edwards determines the programs, including sale, lease, rental and usage based offerings that it believes will be most effective in the U.S. in selling our products to hospitals.

Edwards’ marketing efforts are directed at cardiothoracic surgeons, whose influence is believed to be critical in a hospital’s decision to purchase our products.  In addition, Edwards emphasizes educating hospital administration and referring physicians, with a focus on promoting the economics and viability of the medical treatments using our products.

Edwards also currently conducts Center of Excellence training programs across the country (i) to facilitate increased surgeon training for potential sales closure, (ii) to facilitate new site initiation, and (iii) to increase the number of surgeons trained in the use of our products. These training programs are focused on educating prospective surgeons, as well as surgeons from new and existing customer sites.  These comprehensive programs facilitate interaction among experienced users enabling them to discuss best practices and focus on ensuring the best possible patient outcomes, including intensive discussions on patient selection and management.  Course participants often view live, narrated procedures via closed circuit television.  Actual hands on training is also provided in the use of our products.

Supporting Edwards’ direct sales force is a promotional program that consists of electronic and print media advertising, public relations, direct mail, trade shows and educational symposia, all focused on disseminating critical information to decision makers and key purchase influencers.  No assurance can be given that such programs will continue or be implemented successfully by Edwards.

Products and Customers

We market one principal product line, which consists of two patented high-powered carbon dioxide laser systems known as the Heart Laser Systems.  Approximately 95%, 92% and 90% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively were derived from the sales and service of our Heart Laser Systems.

During 2003, 2002 and 2001, sales to Edwards accounted for 89%, 87% and 68%, respectively, of our total revenues.

Manufacturing

We manufacture and test our products at our facility in Franklin, Massachusetts, approximately 40 miles west of Boston.  We believe that our manufacturing capacity will be sufficient to meet market demands anticipated in the coming year for all our products.

We purchase components for our Heart Laser Systems from a number of sources, and management believes that most, but not all, components are available from multiple sources. We expect we will be able to do the same for the Optimaze System.  Should the supply of certain critical components be interrupted or become unavailable, we may not be able to meet demand for our products, which could have a material adverse effect on our business and results of operations.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities to ensure compliance with FDA and European Union quality system regulations.

Government Regulation

The Heart Laser Systems and the Optimaze System, as well as other medical devices that we have or may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad.  The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S.  Our laser products are subject to additional FDA regulation under the radiation health and safety provisions of the FDC Act, which imposes labeling and other safety requirements related to radiation hazards.

As a device manufacturer, we are also required to register with the FDA.  As such, we are subject to inspection on a routine basis for compliance with the FDA’s Quality Systems regulations.  These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require that we provide information to the FDA on death or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  Our product promotion and advertising is subject to continuing FDA regulation.  Our laser products are subject to periodic inspection under the radiation health and safety provisions of the FDC Act for compliance with labeling and other safety regulations.  The failure to comply with the applicable regulatory requirements may subject us to a variety of administrative or judicially imposed sanctions, including the FDA’s refusal to approve pending or supplemental applications, withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil and criminal penalties against that company or its officers, directors or employees.  Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We intend to continuously improve our products after market introduction and may therefore submit future Investigational Device Exemption, Pre-Market Notification (“510(k)”), Pre-Market Approval (“PMA”), and PMA supplement applications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the changes.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products and medical devices.  In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

Various foreign countries in which our products are or may be sold impose additional or different regulatory and testing requirements. The international regulatory approval process varies from country to country and is subject to change in a given country as regulatory requirements change.  Thus, the time required for an approval may differ and there can be substantial delays in obtaining approval after the relevant applications are filed.  There is no assurance that foreign regulatory authorities will approve the use or sale of our products in a particular country on a timely basis, or at all.

The FDA has approved the use of the Heart Laser Systems for patients who have stable angina (Canadian Cardiovascular Society Class III or IV) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium not amenable to direct coronary revascularization.

The FDA has given clearance to the Optimaze System under a 510(k) with indications for use as a surgical instrument for the coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non-contact mode in open or closed surgical procedures.

Third-Party Reimbursement

Healthcare providers, such as hospitals and physicians, that purchase medical devices, such as the Heart Laser Systems and Optimaze System, for use on their patients generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.

Currently Medicare coverage is provided for TMR when it is performed as both a sole therapy treatment and when used as an adjunct to bypass surgery. Certain private insurance companies and health maintenance organizations also currently provide reimbursement for TMR procedures performed with our products and physician reimbursement codes have been established for both surgical procedures; however we have limited data as to the breadth of this coverage for the TMR procedure by private insurance companies and health maintenance organizations.  Cardiac tissue ablation procedures, such as those that would be performed using the Optimaze System, are also currently reimbursed by Medicare.

No assurance can be given, however, that these payers will continue to reimburse healthcare providers who perform TMR or cardiac tissue ablation procedures using our products now or in the future.  Further, no assurance can be given that additional payers will reimburse healthcare providers who perform TMR or cardiac tissue ablation procedures using our products or that reimbursement, if provided, will be timely or adequate. In addition, the market for our products could be adversely affected by future legislation to reform the nation’s healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

Notwithstanding the FDA approval and Medicare coverage for TMR procedures, we believe that concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure has limited demand for and use of the Heart Laser Systems.  Although Medicare reimbursement began in July 1999, and many private insurance plans have begun reimbursing healthcare providers for TMR procedures using the Heart Laser Systems, we believe that hospitals may delay the implementation of a TMR program until there is documentation of the medical processes by which TMR procedures relieve angina, if ever.

Proprietary Processes, Patents, Licenses and Other Rights

It is our policy to file patent applications to protect our technology, inventions and product improvements.  We also rely on trade secret protection for certain confidential and proprietary information.

Since April 1992, we have received 30 U.S. patents.  These patents have terms which expire from 2009 through 2020 and cover, among other things, laser technology to create a pulsed, fast-flow laser system, the use of a laser on a beating heart to revascularize the heart using TMR related disposable components, and the system used to time the heart’s contractions to synchronize the laser firing at the correct time.  We also have U.S. patent applications pending relating to technology used in the Heart Laser Systems, and technologies associated with percutaneous myocardial revascularization.

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

Although we believe our patents and the patents that we license from Edwards to be strong, litigation by a competitor seeking to invalidate these patents could have a material adverse effect on our business, financial condition and results of operations.  No assurance can be given that the existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors.  The breadth of claims in medical technology patents involves complex legal and factual issues and therefore can be highly uncertain.

We also rely upon unpatented proprietary technology and trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties.  No assurance can be given that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that we can meaningfully protect our rights in such unpatented technology.  In addition, others may hold or receive patents that contain claims covering products developed by us or by Edwards.

We believe our patents, as well as those that we license from Edwards, to be valid and enforceable.  However, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.  Litigation, which could result in substantial cost and diversion of our efforts, may be necessary to enforce our patents, to protect our trade secrets, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

Competition

TMR Products

The only competitor in the TMR market at this time is CardioGenesis.  Although we do not believe it likely, because of the length of time and significant cost involved to conduct the necessary human clinical trials that would be required to secure approval from the FDA to market new TMR products, other companies may enter the TMR market in the future.

CardioGenesis has received FDA approval to market its holmium laser in the U.S. to perform TMR.  CardioGenesis has also received CE Mark approval for their TMR system, which allows them to sell their product commercially in the European Union.

In addition to their TMR system, CardioGenesis has pursued a “percutaneous” method of performing myocardial revascularization, known as PMR.  PMR procedures are performed via a catheter inserted through an incision in a patient’s leg. PMR is a less invasive method than TMR of creating channels in a human heart.  CardioGenesis’ PMR system was reviewed by the FDA Circulatory System Devices Panel in July 2001.  That panel, in a 7-2 vote, found the PMA application for their PMR system to be not approvable.  Presently there are no FDA approved PMR devices in the marketplace.

We believe that the Heart Laser Systems are unique in the marketplace in that they are the only existing approved TMR products that can create a channel completely through the heart wall with a single laser pulse.  Research conducted at the Texas Heart Institute in animal models has indicated that our synchronized, single pulse CO2 laser may cause significantly less damage to the heart than a holmium laser used to perform TMR.  Holmium lasers have different physical properties and interact differently with human tissue than our CO2 laser.  Holmium lasers currently used for TMR are not capable of creating a channel in one pulse, and must therefore use a fiber-optic probe that “drills” its way from the outside of the heart to the blood-filled left ventricle. The presence of the probe within the heart muscle may contribute to an increased risk of arrhythmias.  Moreover, since four to seven firings are required to create a channel, channels formed in the heart wall by such holmium systems have been observed to be jagged and segmented.  We believe that during 2003 Edwards continued to successfully differentiate our CO2 laser and gained market share.

Many treatments are available for CAD.  We believe that the primary competitive factors in the medical treatment of CAD are clinical safety and efficacy, product safety and reliability, regulatory approval, availability of reimbursement from insurance companies and other payers, product quality, price, reputation for quality, customer service and ease of use.  We believe that our competitive success will be based on our ability to create and maintain scientifically effective and safe technology, obtain and maintain required regulatory approvals, obtain and maintain third party reimbursement for use of our products, attract and retain key personnel, obtain and maintain patent or other protection for our products and successfully differentiate, price, manufacture and market our products either directly or indirectly through outside parties.

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

Cardiac Tissue Ablation Products

Drug therapy currently accounts for nearly half of the current treatment for AF.  The therapy is individualized to the patient and usually focuses on number, duration and/or severity of symptoms instead of achieving a cure, which remains elusive.  In addition, many patients do not respond to drug treatment.  These and other factors have created an environment in which any new therapy that cures the condition in a safe and cost effective manner is likely to be adopted rapidly.  Because of this, a number of companies have developed or are in the process of developing new devices for the treatment of AF.

Aside from drugs, there are a number of methods for treating AF, including surgical management, cardioversion, implantable devices and catheter-based ablation.

Surgical management includes the Cox-Maze procedure performed with either a scalpel or surgical ablation devices such as the Optimaze System.  The Optimaze System is currently the only laser based surgical ablation system available.  Other surgical ablation systems exist using other sources of energy such as radio-frequency (RF), microwave, cryo-ablation and ultrasound.  Each of these systems has their advantages and disadvantages.  A number of companies have these various devices that compete directly with the Optimaze System.

Surgical RF ablation can be performed using several different devices and techniques, including unipolar and bipolar devices and with or without irrigation.  Companies with RF ablation devices include:  Boston Scientific, Medtronic and AtriCure.  A microwave surgical ablation device is currently being sold by Guidant/Afx.  A cryo-ablation device is being sold by Cryocath.  In addition, St. Jude Medical announced that it has invested in Epicor, a company which is developing a high intensity focused surgical ultrasound ablation device for treating AF.  Since the surgical ablation business is relatively new, none of these devices has established itself as the market leader and the business is still evolving.

Cardioversion is another technique that is used to treat AF.  In this procedure the patient’s heart is given a shock, either externally using a defibrillator device or internally using a catheter.  This shock usually causes the heart to return to normal rhythm.  It has been successfully used for secondary AF which has not persisted for a long time and is caused by a specific event such as surgery.

Implantable devices consist of pacemakers and internal cardioverter defibrillators (ICD’s).  Pacemakers can be used in atrial overdrive pacing to try to overpower errant electrical signals or where the atrium electrical system is ablated and replaced with a pacemaker.  ICDs are implanted in the patient to provide automatic internal cardioversion during episodes of AF.  While this appears to work, patient intolerance for shock therapy for a non-life threatening condition has emerged as a serious limitation.

Catheter-based ablation technologies are similar to the surgical ablation technologies, except the ablation energy is delivered percutaneously through a catheter.  A number of companies are developing devices for this procedure including:  C.R. Bard, Johnson & Johnson, Biotronic, Cardima, Boston Scientific, Irvine Biomedical, Medtronic, St. Jude, Cryocath, CryoCor, Cardiofocus, Lightwave Ablation Systems and Transurgical.  These devices use the same or similar energy sources as the surgical systems.  Catheter ablation has proven to be more difficult than expected.  Procedure times are high (4-6 hours) and recurrence rates are also high.  It currently is not considered to be a cost effective technique.  It is expected that many of these problems will eventually be solved and that in the five to ten year time frame, catheter based ablation will become widely used.

Research and Development

Research and development expenses were $980,000, $889,000 and $904,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  We expect to incur significant new research and development expenditures in the future in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2004 research and development expenditures to increase approximately $2.0 million compared to 2003 as we attempt to complete the development of the Optimaze System and advance certain other longer term research and development projects.

We continue to monitor technologies that may be applicable to TMR or cardiac ablation systems to keep us at the forefront of these fields.  No assurance can be given that our research and development goals will be implemented successfully or that we will maintain our position in our market.

Employees

As of March 19, 2004, we had 32 full-time employees worldwide, including our executive officers. Of these, 9 are in general and administrative positions, 2 are involved in sales, 7 are involved in research and development, 7 are involved in manufacturing, 5 are involved in service and 2 are involved in quality and regulatory affairs.  None of our employees are represented by a union.  We consider our relationship with our employees to be good.

Company Information

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

Item 2.        Properties

We maintain our principal executive offices and manufacturing and development operations in 24,000 square feet of leased space in Franklin, Massachusetts.  The lease expires on August 31, 2006.  The total base rental payments for the fiscal years ending December 31, 2004, 2005 and for the eight months ending August 31, 2006 are approximately $285,000, $286,000 and $191,000, respectively.  We are also responsible for operating and maintenance costs and real estate taxes.

Item 3.        Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 17, 1992, our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol “PLC”.  On March 1, 2004, the closing sale price of our common stock was $1.49 per share.

For the periods indicated, the following table sets forth the range of high and low sales prices for our common stock from January 1, 2002.

2002	High	Low

First Quarter	$0.76	$0.55
Second Quarter	$0.67	$0.38
Third Quarter	$1.45	$0.35
Fourth Quarter	$0.88	$0.51

2003	High	Low

First Quarter	$0.64	$0.40
Second Quarter	$0.74	$0.41
Third Quarter	$1.09	$0.62
Fourth Quarter	$1.85	$0.88

As of March 1, 2004, there were 800 record holders of our common stock. We believe that there are approximately 11,775 beneficial owners of our common stock.

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

Passive Foreign Investment Company Implications

Because we are incorporated outside the United States, and our cash and investments are significant to our total assets, we must monitor rules regarding possible classification as a passive foreign investment company under U.S. Federal tax rules.  While currently not classified as such, future classification as a passive foreign investment company could result in certain adverse tax consequences including, but not limited to, the allocation of a portion of the Company’s taxable income to our shareholders.

Item 6.        Selected Financial Data

The following selected financial data for the five years ended December 31, 2003 are derived from our audited consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(All amounts are in thousands except per share data)
Statement of Operations Data:
Revenues:
Product sales	$6,899	$7,425	$7,975	$6,803	$8,400
Placement and service fees	1,435	1,413	1,805	3,437	3,236
Total revenues:	8,334	8,838	9,780	10,240	11,636

Cost of revenues	3,343	4,092	5,591	7,220	5,921

Gross profit	4,991	4,746	4,189	3,020	5,715

Operating expenses:
Selling, general and administrative	3,297	3,626	7,438	9,143	9,809
Research and development	980	889	904	1,680	2,672

Total operating expenses	4,277	4,515	8,342	10,823	12,481

Income (loss) from operations	714	231	(4,153)	(7,803)	(6,766)
Liquidation of subsidiary:
Foreign currency loss	(257)	—	—	—	—

Other income, net	60	74	251	393	211

Net income (loss)	$517	$305	$(3,902)	$(7,410)	$(6,555)

Basic and diluted earnings (loss) per share	$0.02	$.01	$(.13)	$(.32)	$(.32)
Average shares outstanding:
Basic	29,826	29,696	29,248	23,266	20,675
Diluted	30,414	29,784	29,248	23,266	20,675

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$7,405	$6,470	$5,785	$5,010	$5,459
Total assets	9,849	10,328	12,298	15,078	15,319
Secured borrowings, long-term	—	408	1,446	3,079	2,082
Stockholders’ equity	7,556	6,725	6,310	6,216	8,885

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our financial statements are based on the application of significant accounting policies, many of which require us to make significant estimates and assumptions (see Note 2 to the Consolidated Financial Statements).  We believe that the following are some of the more material judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost or market value.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand. Historically, we have found our reserves to be adequate.

Allowance for Doubtful Accounts

For our accounts receivable, we continuously monitor collections from customers, our principal customer being Edwards, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty and Preventative Maintenance Costs

We warranty our products against manufacturing defects under normal use and service during the warranty period.  We obtain similar warranties from a majority of our suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of our TMR distribution agreement with Edwards, we are able to bill Edwards for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of lasers on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.  In 2002, based upon this experience, we determined that the rate of Heart Laser System failure and cost per failure were lower than previously expected.  As a consequence, during the third and fourth quarters of 2002, we reduced our warranty accrual by approximately $176,000.  In the third quarter of 2003, we reduced the warranty accrual by approximately $40,000.

Revenue Recognition

We record revenue from the sale of TMR kits to Edwards at the time of shipment.  Lasers are billed to Edwards in accordance with purchase orders we receive.  Invoiced lasers are recorded as other current assets and deferred revenue on our consolidated balance sheet until such time as the laser is shipped to a hospital, at which time we record revenue and cost of revenue.

Under the terms of the Edwards TMR distribution agreement, once Edwards has recovered a prescribed amount of revenue from a hospital for the use or purchase of a laser, any additional revenues earned by Edwards are shared with us pursuant to a formula established in the distribution agreement. We only record our share of such additional revenue, if any, at the time the revenue is earned.

We record revenue from the sale of TMR kits and lasers to international distributors or hospitals at the time of shipment.

Prior to entering into the Edwards TMR distribution agreement, we installed lasers in hospitals under placement contracts that did not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a laser transaction are recorded as a component of placement and service fees when the laser is installed.

Results of Operations

Results for the past three years and the related percent of revenues were as follows:

	2003		2002		2001
(dollars in thousands)	$	%	$	%	$	%

Total revenues	$8,334	100.0%	$8,838	100.0%	$9,780	100.0%
Total cost of sales	3,343	40.1	4,092	46.3	5,591	57.2
Gross profit	4,991	59.9	4,746	53.7	4,189	42.8
Selling, general & administrative	3,297	39.6	3,626	41.0	7,438	76.1
Research & development	980	11.8	889	10.1	904	9.2
Income (loss) from operations	714	8.6	231	2.6	(4,153)	(42.5)
Other income	60	0.7	74	0.8	251	2.6
Liquidation of subsidiary:
Foreign currency loss	(257)	(3.1)	—	0.0	—	0.0
Net income (loss)	$517	6.2%	$305	3.4%	$(3,902)	(39.9)%

(dollars in thousands)	2003	Increase (decrease) over 2002		2002	Increase (decrease) over 2001		2001
	$	$	%	$	$	%	$

Product sales	$6,899	$(526)	(7)%	$7,425	$(550)	(7)%	$7,975
Placement and service fees	1,435	22	2	1,413	(392)	(22)	1,805
Total revenues	8,334	(504)	(6)	8,838	(942)	(10)	9,780

Product cost of sales	2,824	(736)	(21)	3,560	(996)	(22)	4,556
Placement and service fees cost of sales	519	(13)	(2)	532	(503)	(49)	1,035
Total cost of revenues	3,343	749	(18)	4,092	(1,499)	(27)	5,591

Gross profit	4,991	245	5	4,746	557	13	4,189
Selling, general & administrative expenses	3,297	(329)	(9)	3,626	(3,812)	(51)	7,438
Research & development expenses	980	91	10	889	(15)	(2)	904
Total operating expenses	4,277	(238)	(5)	4,515	(3,827)	(46)	8,342
Liquidation of subsidiary:
Foreign currency loss	(257)	(257)	—	—	—	—	—
Other income	60	(14)	(19)	74	(177)	(71)	251
Net income (loss)	$517	$212	70%	$305	$4,207	(108)%	$(3,902)

Product Sales

Laser revenues, the largest component of product sales, decreased by $905,000 in 2003 as compared to 2002.  This decrease is primarily attributable to a $1,035,000 decrease in domestic laser revenues, resulting from a decrease in the number of laser units sold.  This decrease was offset in part by (1) a higher average domestic selling price on laser sales and (2) increased revenue sharing earned under the distribution agreement with Edwards.  International laser revenue increased by $130,000 due to one laser sale in 2003.

Disposable TMR kit revenues, the second largest component of product sales, increased by $623,000 in 2003 as compared to 2002.  This increase is attributable to an increase in the number of TMR kits shipped to Edwards.

Royalty revenue, a component of product sales, decreased $231,000 in 2003 as compared to 2002.  This decrease is due to a decline in the guaranteed minimum royalties due from CardioGenesis.  Minimum royalties were in effect through June 30, 2002, but ceased thereafter.  Although CardioGenesis is required to pay an ongoing royalty on actual sales of covered products after June 30, 2002, we expect that until such time, if ever, that CardioGenesis obtains FDA approval for its PMR device, and provided that device remains a covered product under the terms of the license agreement, royalty revenue will be insignificant.

Other product sales decreased $13,000 in 2003.

Laser revenues, the largest component of product sales, increased by $180,000 in 2002 as compared to 2001.  This increase is primarily attributable to an $857,000 increase in domestic laser revenues.  The $857,000 increase in domestic laser revenues was due to (1) an increase in the number of laser units sold, (2) a higher average domestic selling price on laser sales and (3) increased revenue sharing earned under the distribution agreement with Edwards.  The $857,000 increase in domestic laser revenues was partially offset by a $677,000 decrease in revenue generated from international laser sales.

Disposable TMR kit revenues, the second largest component of product sales, decreased by $453,000 in 2002 as compared to 2001.  This decrease is primarily attributable to a decrease in the average domestic sales price of TMR kits sold to Edwards.  This decrease in the average sales price of TMR kits sold to Edwards took effect in January 2002 when Edwards exercised a pre-existing option to assume full sales and marketing responsibility for the HL2 and associated TMR kits in the U.S. In connection with this option exercise by Edwards, Edwards retained an additional ten percentage points on revenue generated from U.S. TMR kit sales.

Royalty revenue, a component of product sales, decreased $249,000 in 2002 as compared to 2001.  This decrease is due to a decline in the guaranteed minimum royalties due from CardioGenesis.  Minimum royalties were in effect throughout all of 2001, but only the first two quarters of 2002.

Other product sales decreased by $28,000 in 2002.

Placement and Service Fees

Placement fees declined $211,000 in 2003 as compared to 2002.  Approximately $124,000 of this $211,000 decline is attributable to a reduction in domestic placement fees.  The $124,000 reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2.  Each upgrade results in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers which are recognized as product sales instead of placement fees.  The remaining $87,000 of the $211,000 decline was the result of lower international placement contract fees due to decreased kit shipments to international placement contract customers.

Service fees increased $233,000 in 2003 as compared to 2002 due to more domestic lasers in service throughout 2003, which resulted in increased billings to Edwards for service contracts, installations and other service related calls.

Placement fees declined $565,000 in 2002 as compared to 2001.  Approximately $336,000 of this $565,000 decline is attributable to a reduction in domestic placement fees.  The $336,000 reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2.  Each upgrade results in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers which are recognized as product sales instead of placement fees.  The remaining $229,000 of the $565,000 decline was the result of lower international placement contract fees due to decreased kit shipments to international placement contract customers.

Service fees increased $173,000 in 2002 as compared to 2001 due to more domestic lasers in service throughout 2002, which resulted in increased billings to Edwards for installation, warranty and preventative maintenance services.

Gross Profit

Total gross profit was $4,991,000 or 60% of total revenues for the year ended December 31, 2003 as compared with gross profit of $4,746,000 or 54% of total revenues for the year ended December 31, 2002.  The improvement in gross profit in 2003 as compared to 2002 is due to (1) higher disposable TMR revenues, (2) an increase in service related revenues and (3) higher average selling price and additional shared revenue on laser transactions. These increases were offset in part by (1) lower royalty revenues from CardioGenesis (2) a decrease in the number of laser sold, (3) a $136,000 decrease in benefit derived from reducing our warranty accrual and (4) reduced placement fees.

Total gross profit was $4,746,000 or 54% of total revenues for the year ended December 31, 2002 as compared with gross profit of $4,189,000 or 43% of total revenues for the year ended December 31, 2001.  The improvement in gross profit in 2002 as compared to 2001 is due to (1) a higher average selling price and additional shared revenue on laser transactions, (2) manufacturing cost savings and improved product yields, (3) lower depreciation charges, (4) a $176,000 reduction in our warranty accrual and (5) an increase in service related revenues.  These increases were offset in part by lower overall disposable TMR kit revenues, placement contract revenues and royalty revenues.

Selling, General and Administrative Expenses

The overall decrease in 2003 as compared to 2002 is primarily a result of reduced expenditures related to compensation, related benefits, depreciation, telephone and general corporate expenditures.

The overall decrease in 2002 as compared to 2001 is primarily attributable to (1) significantly reduced domestic sales and marketing expenditures as a result of the January 2002 exercise by Edwards of a pre-existing option to assume the U.S. sales and marketing responsibility for the HL2 and all TMR kits, (2) reduced international sales and marketing expenditures and (3) reduced administrative expenditures.

Research and Development Expenses

The largest component of our research and development expenses in 2003, 2002 and 2001 was the salaries and associated fringe benefits paid to our development staff.

The overall increase in 2003 as compared to 2002 is primarily related to consulting expenditures incurred in conjunction with our investigation and evaluation of new product development opportunities.

There were no significant changes in 2002 as compared to 2001 in any particular research and development expense related accounts, primarily because our development staffing levels remained unchanged.

We expect to incur significant new research and development expenditures in the future in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2004 research and development expenditures to increase approximately $2.0 million compared to 2003 as we attempt to complete the development of the Optimaze System and advance certain other longer term research and development projects.

Other Income

The largest component of other income is interest income earned on our cash balances.

In 2003, interest income remained relatively consistent compared to 2002. In addition, other income was lower due to a reduction in foreign currency transaction gains realized in our international operations.

The decrease in 2002 as compared to 2001 was a result of both a lower overall average investable cash balance and lower interest rates earned on these invested funds.

Liquidation of Subsidiary – Foreign Currency Loss

In 2003, we decided to close our Swiss subsidiary.  In closing that subsidiary, we realized a non-recurring foreign currency translation loss of $257,000 in the year ended December 31, 2003.

Net Income (Loss)

The increase in net income in 2003 as compared to 2002 resulted primarily from higher gross margin and lower operating expenses, offset by the non-recurring foreign currency translation loss.

The net profit in 2002 as compared to a net loss in 2001 resulted primarily from higher gross margins and significantly reduced selling and marketing expenses as compared to 2001.

There was no provision for income tax for the year ended December 31, 2003 or 2002, despite a recorded net profit of $517,000 and $305,000, respectively, due to the utilization of U.S. net operating loss carryforwards being available to reduce taxable income.

We expect to incur a net loss in 2004, primarily as a result of our planned increased investments in research and development expenses, as discussed above.

Kit Shipments

We view disposable kit shipments to end users by Edwards as an important metric in evaluating our business.  We believe kit shipments, although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users are as follows:

	2003	% Increase (Decrease) over 2002	2002	% Increase (Decrease) over 2001	2001

Domestic	1,866	33%	1,407	12%	1,259
International	135	(44)	242	(4)	251
Total	2,001	21%	1,649	9%	1,510

Management believes the increase in domestic kit shipments in both 2003 and 2002 is due primarily to (1) an increase in the total number of installed lasers in the current year and (2) lasers installed and available for only a portion of the prior year being available to hospitals for all of the current year to perform TMR procedures.  Management believes the decline in international kit shipments in both 2003 and 2002 is primarily due to our limited efforts to drive procedural adoption in the international markets.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalents of $6,377,000, and in February 2004 we received another $4,533,333 in a transaction with Edwards (See Note 13 in the Consolidated Financial Statements).  We have no debt obligations.

During the year ended December 31, 2003, we generated $607,000 from operating activities.  Cash used in investing activities was approximately $91,000 consisting of the purchase of equipment.  Cash used for financing activities was approximately $87,000, primarily consisting of the net proceeds of $50,000 obtained from sales of our common stock offset by a $137,000 reduction in secured borrowings. We believe that our existing cash resources will meet our working capital requirements for at least the next 12-24 months.

However, we are largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or further changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing.  It is not certain that we, working with Edwards and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model may result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Critical Accounting Policies and Estimates – Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next two years as we increase our investments in both manufacturing and research and development staff and capital equipment necessary to pursue these new strategic initiatives, including, but not limited to, the Optimaze System. We expect our capital expenditures to be in the range of $500,000 to $600,000.  We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Contractual Obligations

Our long-term contractual commitments consist of an operating lease for our facility in Franklin, Massachusetts that expires in August 2006 and purchase commitments to make payments to suppliers. Future annual minimum payments are as follows:

(dollars in thousands)	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$762	$285	$286	$191	$—
Purchase Obligations	1,678	1,278	400	—	—
Total	$2,440	$1,563	$686	$191	$—

Off-Balance Sheet Arrangements

None.

Certain Factors that May Affect our Future Results

The risks and uncertainties described below are not the only risks we face.  Additional risks and uncertainties not presently known to us or currently deemed immaterial may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

Our company has a limited recent history of operating profits and we expect to incur significant operating losses in the near future

We do not expect our recent limited history of operating profits, which began in the second quarter of 2002, to continue in 2004 or for at least another twelve months thereafter. We expect to increase our spending significantly in 2004 in the areas of manufacturing and research and development, as we increase our manufacturing capabilities and development staff to work on the Optimaze System. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems.  Approximately 95% and 92% of our revenues in the years ended December 31, 2003 and December 31, 2002, respectively, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our amended TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optimaze System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation or atrial flutter), Edwards is our exclusive worldwide distributor of those products.  As a result of this relationship, Edwards accounted for 89% and 87% of our total revenue in the years ended December 31, 2003 and December 31, 2002, respectively, and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is dependent on certain suppliers

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, and certain components for the Optimaze System, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers.  We are dependent upon our sole suppliers to perform their obligations in a timely manner.  In the past, we have experienced delays in product delivery from our sole suppliers and, because we do not have an alternative supplier to produce these products for us, we have little leverage to enforce timely delivery. Any delay in product delivery or other interruption in supply from these suppliers could prevent us from meeting our commercial demands for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we do not require significant quantities of any components because we produce a limited number of our products each year.  Our low-quantity needs may not generate substantial revenue for our suppliers.  Therefore, it may be difficult for us to continue our relationships with our current suppliers or establish relationships with additional suppliers on commercially reasonable terms, if at all, and such difficulties may seriously harm our business, financial condition and results of operations.

We must complete development of the Optimaze System and be able to manufacture it in high volumes at commercially reasonable costs

We must successfully complete development of the Optimaze System.  We expect to outfit our facility with the necessary production and test equipment and train our employees on how to build the product. This will include the need to manufacture highly specialized disposable handpieces for which we have no comparable prior experience producing at any volume.  Until such time as we become more proficient in these manufacturing methods, if ever, we may encounter problems related to:

•      production yields;

•      quality control;

•      training;

•      shortages of qualified personnel; and

•      potential capacity constraints.

Such problems could severely affect our ability to adequately scale up production and meet demand for our products on a timely basis, which could harm our business, financial condition and results of operations.

We are dependent upon our key personnel and will need to hire additional key personnel in the near future

Our ability to operate our business successfully depends in significant part upon the retention and motivation of certain key technical, regulatory, production and managerial personnel and our ongoing ability to hire and retain additional qualified personnel in these areas. Competition for such personnel is intense, particularly in the Greater Boston area. We cannot be certain that we will be able to attract such personnel and the loss of any of our current key employees could have a significant adverse impact on our business.

Our company may be unable to raise needed funds

As of December 31, 2003, we had cash and cash equivalents totaling $6,377,000, and in February 2004 we received another $4,533,333 in a transaction with Edwards.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12-24 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

In order to compete effectively, our current and future products need to gain commercial acceptance

TMR and surgical ablation for cardiac arrhythmias are still both emerging technologies.  Our current and planned future products may never achieve widespread commercial acceptance.  To be successful, we need to:

•      demonstrate to the medical community in general, and to heart surgeons and cardiologists in particular, that TMR and surgical tissue ablation for cardiac arrhythmias are procedures that are effective, relatively safe and cost effective;

•      support third-party efforts to document the medical processes by which TMR procedures relieve angina and surgical tissue ablation cures cardiac arrhythmias;

•      have more heart surgeons trained to perform TMR procedures using the Heart Laser Systems and surgical tissue ablation procedures using the Optimaze System, assuming the latter becomes commercially available in the future; and

•      maintain third-party reimbursement for both the TMR procedure and the use of surgical tissue ablation for the treatment of cardiac arrhythmias.

To date, only a limited number of heart surgeons have been trained in the use of TMR, and we are dependent on Edwards to expand related marketing and training efforts in the U.S. for the use of our current and planned future products.

Although the Heart Laser Systems have received FDA approval and the CE Mark, they have not yet received widespread commercial acceptance.  In addition, although the Optimaze System has received FDA clearance, it has not yet secured the CE Mark and it is not yet ready for widespread commercialization. If we are unable to maintain regulatory clearances, secure the CE Mark for the Optimaze System or achieve widespread commercial acceptance of the Heart Laser Systems or the Optimaze System, our business, financial condition and results of operations will be materially and adversely affected.

Our competitor in TMR may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

Our primary TMR competitor, CardioGenesis, is attempting to obtain FDA approval to market their PMR laser, which would provide a less invasive method of creating channels in the heart.  If PMR can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMR device would have on the future adoption rate for TMR procedures.  If PMR is approved, it could erode the potential TMR market which would have a material adverse effect on our business, financial condition and results of operations.

Rapid technological changes in our industry could make our products obsolete

Our industry is characterized by rapid technological change and intense competition.  New technologies and products and new industry standards will develop at a rapid pace, which could make our current and future planned products obsolete. The advent of new devices and procedures and advances in new drugs and genetic engineering are especially threatening.  Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of our customers.  Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of our competitors.

Many potential competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities.  In addition, we are aware that other companies are developing or already have developed proprietary systems for the treatment of cardiac arrhythmias, and specifically AF, that may be safer, clinically more effective, easier and more cost effective to use and, in the case of percutaneous devices, less invasive than the system we plan to develop.

We must receive and maintain government clearances or approvals in order to market our products

Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the European Union and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•      product design and development;

•      product testing;

•      product labeling;

•      product storage;

•      premarket clearance and approval;

•      advertising and promotion; and

•      product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations, and recordkeeping requirements.  The Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Edwards, our distributor, depending on its activities, is also subject to certain requirements under the FDC Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products.  Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Edwards.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

Later discovery of previously unknown problems with our products, manufacturing processes, or our failure to comply with applicable regulatory requirements may result in enforcement actions by the FDA and other international regulatory authorities, including, but not limited to:

•      warning letters;

•      patient or physician notification;

•      restrictions on our products or manufacturing processes;

•      voluntary or mandatory recalls;

•      product seizures;

•      refusal to approve pending applications or supplements to approved applications that we submit;

•      refusal to permit the import or export of our products;

•      fines;

•      injunctions;

•      suspension or withdrawal of marketing approvals or clearances; and

•      civil and criminal penalties.

Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

To date, we have received the following regulatory approvals for our products:

Heart Laser Systems

United States — We received FDA approval to market the HL1 Heart Laser System in August 1998 and the HL2 Heart Laser System in January 2001.  However, although we have received FDA approval, the FDA:

•      has restricted the use of the Heart Laser Systems by not allowing us to market these products to treat patients whose condition is amenable to conventional treatments, such as heart bypass surgery, stenting and angioplasty; and

•      could impose additional restrictions or reverse its ruling and prohibit use of the Heart Laser Systems at any time.

Europe — Although we have the ability to market our Heart Laser System in the European Union, individual members of the European Union could, and France has, prohibited commercial use of the Heart Laser Systems.

We received the CE Mark from the European Union for the HL1 and HL2 in March 1995 and February 2001, respectively.  However:

•      the European Union could impose additional restrictions or reverse its ruling and prohibit use of the Heart Laser Systems at any time; and

•      other European Union countries could prohibit or restrict use of the Heart Laser Systems.

Japan — We cannot market our product in Japan until we receive government approval.

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

Optimaze System

United States — The FDA has given clearance to the Optimaze System under a 510(k) with indications for use as a surgical instrument for coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non contact mode in open or closed surgical procedures.  However, as the Optimaze System is still being developed, it is not yet deemed ready for commercial use in the U.S.

In addition, although we have received clearance from the FDA only for the indications of use stated above, physicians, under the practice of medicine exception, may use the Optimaze System in any manner they choose in treating an individual patient, including using the device to treat patients with AF.  However, neither we nor Edwards have conducted any clinical trials designed to obtain data to submit to the FDA for the purpose of obtaining a specific indication for use of the Optimaze System that would allow us to make claims or otherwise market this device for the treatment of AF. We are aware of at least one company which has indicated they have submitted data to the FDA in support of a labeling claim that, if clearance is obtained, would allow them to market their device for the treatment of AF.

In the event this company or other competitors are successful in obtaining specific indications for use for their devices in the treatment of AF, our cardiac ablation products and specifically the Optimaze System may be at a competitive marketing disadvantage until such time, if ever, that Edwards conducts a clinical trial, submits sufficient data to the FDA by means of a new 510(k) and obtains clearance to market the Optimaze System for the treatment of AF. We cannot provide any assurance that Edwards will ever conduct such a clinical trial or, if they do, that the data they obtain and submit to the FDA will be sufficient for the FDA to expand the current indications of use and provide clearance for the Optimaze System to be marketed for the treatment of AF. Also, we cannot assure you that even if such clearance is obtained, that it will be obtained in a timely enough fashion for our products to remain competitive in the marketplace.

Europe — Once the Optimaze System is fully developed in accordance with our internal design control processes and we deem it ready for human use, it nevertheless cannot be marketed in the EU until such time as it receives CE Mark approval. We need to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark that, if granted, will enable the product to be distributed into the EU.

Results of a recent study commissioned by the FDA may affect reimbursement for our TMR procedure or result in other FDA actions

In November 2003, the results of a TMR study commissioned by the FDA were published in The Journal of the American College of Cardiology.  This study found that a certain number of patients who received TMR treatment did not meet the medical criteria for which it was approved.  We cannot assure you that:

•      Medicare or private insurance companies might not review their reimbursement policies in light of this study and otherwise amend or eliminate reimbursement of the TMR procedure; and

•      the FDA will not require us to modify the labeling on the Heart Laser Systems or take some other action as a result of this study, or that the demand for our products will not otherwise be affected.

Should either of these actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Asserting and defending intellectual property rights may impact our results of operations

In our industry, competitors often assert intellectual property infringement claims against one another.  The success of our business depends on our ability to successfully defend our intellectual property.  Future litigation may have a material impact on our financial condition even if we are successful in marketing our products. We may not be successful in defending or asserting our intellectual property rights.

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

We may be subject to product liability lawsuits; our insurance may not be sufficient to cover damages

We may be subject to product liability claims.  The United States Supreme Court has stated that compliance with FDA regulations will not shield a company from common law negligent design claims or manufacturing and labeling claims based on state rules.  Such claims may absorb significant management time and could degrade our reputation and the marketability of our products.  If product liability claims are made with respect to our products, we may need to recall the implicated product which could have a material adverse effect on our business, financial condition and results of operations. In addition, although we maintain product liability insurance, we cannot be sure that our insurance will be adequate to cover potential product liability lawsuits.  Our insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeds our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has historically fluctuated and may continue to fluctuate significantly in the future which may result in losses for our investors

Our stock price has been and may continue to be volatile. Some of the factors that can affect our stock price are:

•      the announcement of new products, services or technological innovations by us or our competitors;

•      actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations, or prospects;

•      speculation or actual news announcements in the media or industry trade journals about our company, our products, the TMR procedure or changes in reimbursement policies by Medicare and/or private insurance companies;

•      announcements relating to strategic relationships or mergers;

•      conditions or trends in the medical device industry;

•      changes in the economic performance or market valuations of other medical device companies; and

•      general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance.

The market price of our stock may fall if shareholders sell their stock

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

The value of your common stock may decrease if other security holders exercise their options and warrants

As shown in the table below, as of March 19, 2004, we have reserved an additional 6,706,065 shares of common stock for future issuance upon exercise of outstanding options, warrants and shares purchasable under an employee stock purchase plan.

	Range of Exercise/ Conversion Prices	Weighted Average Exercise/ Conversion Price	Shares Reserved for Future Issuance
Options	$ .45 - $8.88	$1.56	4,258,144
Warrants	$ 1.00 - $3.50	$2.90	2,100,000
Employee Stock Purchase Plan			347,921

Total			6,706,065

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Swiss Franc and the Euro. When the U.S. dollar strengthens against the Franc or Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future may not adversely affect our business, financial condition and results of operations, although at the present we do not believe that our exposure is significant as international sales represented less than 6% of our consolidated sales in 2003.  The Company does not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 8.        Financial Statements and Supplementary Data

All financial statements and other information required to be filed hereunder are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the caption “Item No. 1 - Election of Directors”.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  We undertake to provide a copy of our code of ethics to any person without charge, upon request to PLC Systems Inc., c/o Chief Financial Officer, 10 Forge Park, Franklin, Massachusetts 02038.  We intend to disclose waivers and amendments of provisions of the code, if any, for our principal executive officer, principal financial officer and principal accounting officer and that relates to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on our Internet website, www.plcmed.com.

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Item No. 1 - Election of Directors”.  The information specified in Item 402(k) and (1) of Regulation S-K and set forth in our Definitive Proxy Statement is not incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions”.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Principal Accountant Fees and Services”.

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

PLC SYSTEMS INC.

Date:	March 26, 2004	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/	Mark R. Tauscher	President and Chief Executive Officer	March 26, 2004
	Mark R. Tauscher	(Principal Executive Officer)

/s/	James G. Thomasch	Chief Financial Officer	March 26, 2004
	James G. Thomasch	(Principal Financial and Principal Accounting Officer)

/s/	Edward H. Pendergast	Chairman of the Board of Directors	March 26, 2004
Edward H. Pendergast

/s/	Donald E. Bobo	Director	March 26, 2004
Donald E. Bobo

/s/	Kevin J. Dunn	Director	March 26, 2004
Kevin J. Dunn

/s/	Benjamin Holmes	Director	March 26, 2004
Benjamin Holmes

		Director	March 26, 2004
Alan H. Magazine

/s/	H.B. Brent Norton, M.D.	Director	March 26, 2004
H.B. Brent Norton, M.D.

/s/	Robert I. Rudko, Ph.D.	Director	March 26, 2004
Robert I. Rudko, Ph.D.

APPENDIX A

PLC SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2002 and 2001

PLC SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 2003 and 2002, and the consolidated results of its operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 13, 2004, except for Note 13, as to which the date is
February 24, 2004

PLC SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,377	$5,932
Accounts receivable, net of allowance of $115 and $192 in 2003 and 2002, respectively	1,239	1,349
Lease receivables	376	848
Inventories, net	885	912
Prepaid expenses and other current assets	490	371
Total current assets	9,367	9,412

Equipment, furniture and leasehold improvements, net	206	204
Lease receivables	—	408
Other assets	276	304
Total assets	$9,849	$10,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297	$400
Accrued compensation	376	446
Accrued other	358	757
Deferred revenue	555	354
Secured borrowings	376	985
Total current liabilities	1,962	2,942

Deferred revenue	331	253
Secured borrowings	—	408
Total long term liabilities	331	661

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, and 29,896 and 29,798 shares issued and outstanding in 2003 and 2002, respectively	93,636	93,586
Accumulated deficit	(85,749)	(86,266)
Accumulated other comprehensive loss	(331)	(595)
Total stockholders’ equity	7,556	6,725
Total liabilities and stockholders’ equity	$9,849	$10,328

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands, except per share data)
Revenues:
Product sales	$6,899	$7,425	$7,975
Placement and service fees	1,435	1,413	1,805
Total revenues	8,334	8,838	9,780

Cost of revenues:
Product sales	2,824	3,560	4,556
Placement and service fees	519	532	1,035
Total cost of revenues	3,343	4,092	5,591

Gross profit	4,991	4,746	4,189

Operating expenses:
Selling, general and administrative	3,297	3,626	7,438
Research and development	980	889	904
Total operating expenses	4,277	4,515	8,342

Income (loss) from operations	714	231	(4,153)

Other income (expense):
Liquidation of subsidiary: Foreign currency loss	(257)	—	—
Other income, net	60	74	251
Net income (loss)	$517	$305	$(3,902)

Basic and diluted earnings (loss) per share	$0.02	$0.01	$(0.13)

Average shares outstanding:
Basic	29,826	29,696	29,248
Diluted	30,414	29,784	29,248

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2003, 2002 and 2001

	Common Stock			Accumulated Other
	Shares	Amount	Accumulated Deficit	Comprehensive Loss	Total
	(In thousands)

Balance, December 31, 2000	23,965	$89,417	$(82,101)	$(1,100)	$6,216
Correction of currency translation adjustment	—	—	(568)	568	—
Balance, December 31, 2000 adjusted	23,965	89,417	(82,669)	(532)	6,216
Issuance of common stock	5,562	4,002	—	—	4,002
Comprehensive loss:
Net loss	—	—	(3,902)	—	(3,902)
Foreign currency translation	—	—	—	(6)	(6)
Total comprehensive loss					(3,908)

Balance, December 31, 2001	29,527	$93,419	$(86,571)	$(538)	$6,310
Exercise of stock options	185	129	—	—	129
Issuance of common stock	86	38	—	—	38
Comprehensive income:
Net income	—	—	305	—	305
Foreign currency translation	—	—	—	(57)	(57)
Total comprehensive income					248

Balance, December 31, 2002	29,798	$93,586	$(86,266)	$(595)	$6,725
Exercise of stock options	19	10	—	—	10
Issuance of common stock	79	40	—	—	40
Comprehensive income:
Net income	—	—	517	—	517
Foreign currency translation, including $257 of realized foreign currency losses	—	—	—	264	264

Total comprehensive income					781

Balance, December 31, 2003	29,896	$93,636	$(85,749)	$(331)	$7,556

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands)
Operating activities:
Net income (loss)	$517	$305	$(3,902)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	122	211	904
Foreign currency loss on liquidation of subsidiary	257	—	—

Change in assets and liabilities:

Accounts receivable	106	1,197	(1,150)
Inventory	22	89	439
Prepaid expenses and other assets	(120)	(149)	67
Accounts payable	(104)	(571)	(310)
Deferred revenue	278	36	42
Accrued liabilities	(471)	(181)	(700)
Net cash provided by (used for) operating activities	607	937	(4,610)

Investing activities:
Purchase of equipment	(91)	(2)	(207)
Purchase of marketable securities	—	—	(333)
Maturity of marketable securities	—	—	621
Net cash provided by (used for) investing activities	(91)	(2)	81

Financing activities:
Net proceeds from sales of common shares	50	167	4,002
Secured borrowings	(137)	(121)	(236)
Net cash provided by (used for) financing activities	(87)	46	3,766

Effect of exchange rate changes on cash and cash equivalents	16	(26)	14

Net increase (decrease) in cash and cash equivalents	445	955	(749)

Cash and cash equivalents at beginning of year	5,932	4,977	5,726
Cash and cash equivalents at end of year	$6,377	$5,932	$4,977

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1.             Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company that specializes in the design, development and manufacturing of a patented carbon dioxide (CO2) laser and disposable handpieces, known as The Heart Laser System, that is used to treat patients with severe angina in a surgical procedure known as transmyocardial revascularization, or TMR.  In the United States, the Company sells its TMR products to Edwards Lifesciences.  Edwards has the exclusive right to market and distribute the Company’s TMR products to hospitals in the United States.

PLC’s current business strategy involves broadening and diversifying its product portfolio beyond its current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. Subsequent to December 31, 2003, the Company, in pursuit of its current business strategy, entered into a new agreement with Edwards to develop and manufacture a surgical cardiac ablation laser designed to treat cardiac arrhythmias. In conjunction with signing this new development and manufacturing agreement the Company also modified the terms of its existing TMR distribution agreement with Edwards in exchange for a cash payment of $4.5 million (see “Note 13 Subsequent Event” for a further description of this transaction).

Edwards is the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of December 31, 2003, and has a representative on the Board of Directors.

2.             Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PLC and its three wholly owned subsidiaries, PLC Medical Systems, Inc., PLC Sistemas Medicos Internacionais (Deutschland) GmbH, and PLC Medical Systems AG. During 2003, PLC Medical Systems AG was substantially liquidated resulting in the recognition of $257,000 of foreign currency translation losses.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 consist of investments in money market funds. These investments are carried at cost, which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents in high-quality financial instruments with a high quality institution.  At December 31, 2003 and 2002, the majority of the cash and cash equivalents balance was invested in a single money market account.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Beginning in 2001, the Company has had a concentration of credit risk due to its exclusive distributorship arrangement with Edwards in the U.S.  Edwards accounted for 89%, 87% and 68% of the Company’s revenues for the years ended December 31, 2003, 2002 and 2001, respectively.  Collateral is not required on the sales to Edwards.  At December 31, 2003 and December 31, 2002, the Company had outstanding accounts receivable from Edwards totaling $1,101,000 and $1,220,000, respectively.

Allowance for Doubtful Accounts

For the Company’s accounts receivable, the Company continuously monitors collections from customers, its principal customer being Edwards, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified.  Historically, the Company has not experienced significant losses related to its accounts receivable.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on management’s best estimate of the net realizable value of inventory on hand.

Equipment, Furniture, Leasehold Improvements and Long-Lived Assets

Equipment, fixtures and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Depreciation and amortization are based on the following useful lives:

Equipment	3-5 years
Office furniture and fixtures	5 years
Leasehold improvements	Life of lease

The Company reviews and evaluates long-lived assets for impairment on a regular basis. In the Company’s opinion, long-lived assets are not impaired as of the balance sheet dates presented.

Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company obtains similar warranties from a majority of its suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of our TMR distribution agreement with Edwards, the Company is able to bill Edwards for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Changes in the warranty accrual were as follows (in thousands):

	Year Ended December 31,
	2003	2002

Balance, beginning of period	$100	$276
Change in liability for warranties issued during the period	19	—
Change in liability for pre-existing warranties	(59)	(176)
Balance, end of period	$60	$100

Revenue Recognition

The Company records revenue from the sale of TMR kits to Edwards at the time of shipment.  Lasers are billed to Edwards in accordance with purchase orders that the Company receives. Invoiced lasers are recorded as other current assets and deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

Under the terms of the Edwards TMR distribution agreement, once Edwards has recovered a prescribed amount of revenue from a hospital for the use or purchase of a laser, any additional revenues earned by Edwards are shared with the Company pursuant to a formula established in the distribution agreement. The Company only records its share of such additional revenue, if any, at the time the revenue is earned.

The Company records revenue from the sale of TMR kits and lasers to international distributors or hospitals at the time of shipment.

Prior to entering into the Edwards TMR distribution agreement, the Company installed lasers in hospitals under placement contracts that did not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a laser transaction are recorded as a component of placement and service fees when the laser is installed.

Foreign Currency Translation

Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation are accumulated as a separate component of stockholders’ equity.  During 2003, the liquidation of PLC Medical Systems AG was substantially complete, resulting in the recognition of $257,000 of foreign currency translation losses.  Gains and losses from foreign currency transactions are recorded as other income, net, in the accompanying statements of operations and are not material.

Earnings (Loss) per Share

In 2003 and 2002, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options and warrants using the treasury stock method.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

In 2001, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

In calculating diluted earnings per share, the dilutive effect of stock options and warrants is computed using the average market price for the respective period.  For the years ended December 31, 2003 and 2002, 3,866,000 and 4,341,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Basic:
Net income (loss)	$517	$305	$(3,902)
Weighted average shares outstanding	29,826	29,696	29,248

Earnings (loss) per share	$0.02	$0.01	$(0.13)

Diluted:
Net income (loss)	$517	$305	$(3,902)
Weighted average shares outstanding	29,826	29,696	29,248

Assumed impact of the exercise of outstanding dilutive stock options and warrants using the treasury stock method	588	88	—

Weighted average common and common equivalent shares	30,414	29,784	29,248

Earnings (loss) per share	$0.02	$0.01	$(0.13)

 Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“FAS 123”), and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.  In addition, the Company has made the appropriate disclosures as required under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders—As reported	$517	$305	$(3,902)

Add (deduct) total stock-based compensation benefit (expense) determined under fair value based method for all stock option awards	(147)	(582)	(759)

Net income (loss) attributable to common stockholders—Pro forma	$370	$(277)	$(4,661)

Earnings (loss) per basic and diluted share attributable to common stockholders—As reported	$0.02	$0.01	$(0.13)

Earnings (loss) per basic and diluted share attributable to common stockholders—Pro forma	$0.01	$(0.01)	$(0.16)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	2003	2002	2001
Expected life (years)	3	3	3
Interest rate	1.59%-2.98%	3.82%	3.68%
Volatility	.585 - .788	.738	1.071
Weighted average fair value of options granted during the year	$0.25	$0.32	$0.40

3.             Inventories

Inventories consist of the following at December 31 (in thousands):

	2003	2002
Raw materials	$668	$663
Work in process	70	111
Finished goods	147	138
	$885	$912

At December 31, 2003 and 2002, inventories are stated net of a reserve of $806,000 and $1,019,000, respectively, for potentially obsolete inventory.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

4.             Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2003	2002
Equipment	$2,256	$2,240
Equipment under placement contracts	2,292	2,810
Office furniture and fixtures	582	886
Leasehold improvements	346	346
	5,476	6,282
Less accumulated depreciation and amortization	5,270	6,078
	$206	$204

Depreciation expense was $89,000, $180,000 and $866,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.             Stockholders’ Equity

In January 2001, the Company issued 5,333,333 shares of common stock to Edwards at $.75 per share resulting in net proceeds of approximately $3,898,000.  Edwards has certain preemptive rights to maintain their ownership position relative to future stock offerings.  The Company also issued 1,000,000 warrants to purchase shares of common stock at $1.50 per share, 1,000,000 warrants to purchase shares of common stock at $2.50 per share, and 1,000,000 warrants to purchase shares of common stock at $3.50 per share. These warrants expire in January 2004, January 2005 and January 2006, respectively.  In connection with this transaction, the Company issued to a financial advisor a warrant to purchase 100,000 shares at $1.00 per share, expiring January 2006.  The 1,000,000 warrants due to expire January 2004 did so unexercised.

At December 31, 2003, there were 7,864,399 shares of authorized but unissued common stock reserved for issuance under all stock option plans, the employee stock purchase plan and stock warrants.

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

6.             Stock Option and Stock Purchase Plans

The Company’s 1995 Stock Option Plan (“1995 Plan”), 1997 Executive Stock Option Plan (“1997 Executive Plan”), 2000 Employee Stock Purchase Plan (“Purchase Plan”), 2000 Equity Incentive Plan (“2000 Plan”), 2000 Non-Statutory Stock Option Plan  (“2000 Non-Statutory Plan”) and 2000 Non-Qualified Retention and Performance Equity Plan (“2000 Retention Plan”), collectively referred to as the “Plans”, allow for the granting of options aggregating 4,416,478 shares of common stock. In May 2003, the Company’s Board of Directors, through its Compensation Committee, approved an amendment increasing the number of shares of common stock authorized for issuance under the 2000 Plan from 500,000 to 1,500,000.  Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under all the Plans generally become exercisable ratably over one to four years from the date of grant, or based on the attainment of specific performance criteria, and expire ten years from the date of grant.  In 2003, the Company’s 1993 Formula Stock Option Plan (the “Formula Plan”) and the 1993

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Stock Option Plan (“1993 Plan”), which allowed for the granting of options aggregating 1,000,000 shares of common stock, expired.

Annually, the Company grants 10,000 options to each of its non-employee directors who have vested in their initial option grant of 30,000 options. A director must attend at least 60% of all Board meetings, as well as committee meetings, to receive the grant. In addition, the Chairman of the Board receives an annual grant of 20,000 options. The options vest over one year on a quarterly basis and expire ten years from the date of grant. The exercise price is the fair market value of the Company’s common stock on the date of grant.

The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant non-qualified options at an exercise price of at least 85% of the fair market value of the common stock.

In August 2002, the Company communicated to its domestic employees an offer to exchange certain employee stock options having an exercise price of $.75 or more per share previously granted to them in return for nonqualified stock options of the Company at an exchange ratio of one new option share for one eligible option share surrendered (the “Exchange Offer”).  Each employee who accepted the Exchange Offer was required to exchange all option shares subject to each option grant that the employee surrendered for exchange and to forfeit certain stock options granted to him or her on or after February 26, 2002.  Generally, the new options granted in this exchange will vest on a cumulative basis with one-sixth of the new option vesting on the date the new option is granted and the remaining portion of the new option vesting in five equal installments at the end of each six-month period thereafter.

The Company issued on or about March 26, 2003 new options to purchase 999,345 shares of the Company’s Common Stock in exchange for the options surrendered in this option exchange program.  Because the new options were granted six months and a day from the cancellation, no compensation expense resulted from the grant of the new options.

The following is a summary of option activity under all Plans (in thousands, except per option data):

	2003	2002	2001
Outstanding at beginning of year	2,149	3,855	3,120
Options canceled upon termination of expired stock option plans	(90)	(300)	—
Granted	1,378	5	952
Exercised	(20)	(185)	—
Canceled	(71)	(1,226)	(217)

Outstanding at end of year	3,346	2,149	3,855

Exercisable at end of year	2,258	1,824	2,363

Available for grant at end of year	1,070	1,387	193

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

	2003	2002	2001
Weighted average exercise price:
Outstanding at beginning of year	$2.25	$2.47	$3.00
Options canceled upon termination of expired stock option plans	$4.00	$4.00	—
Granted	$0.53	$0.64	$0.64
Canceled	$1.74	$2.77	$2.02
Exercised	$0.51	$0.62	$—
Outstanding at end of year	$1.51	$2.25	$2.47
Exercisable at end of year	$1.97	$2.53	$3.41

	Range of Exercise Prices
	$0.45 - $0.90	$1.25 - $3.00	$3.88 - $8.88

Options Outstanding:
Number (in thousands)	2,435	326	585
Weighted average remaining contractual life (years)	8.39	6.46	3.83
Weighted average exercise price	$0.54	$2.18	$5.17
Options Exercisable:
Number (in thousands)	1,392	281	585
Weighted average exercise price	$0.55	$2.33	$5.17

The Company has an Employee Stock Purchase Plan for all eligible employees.  Under the Company’s Purchase Plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 78,832 shares of common stock in 2003, 85,495 shares of common stock in 2002 and 228,803 shares of common stock in 2001 at average prices of $0.51, $0.44 and $0.45 per share, respectively.  At December 31, 2003, 347,921 shares were reserved for future issuance under the Purchase Plan.

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

8.             Lease Commitments

The Company leases its corporate office under an operating lease agreement which expires in August 2006.  In addition to the minimum lease payments, the agreements require payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2003, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2004	285
2005	286
2006	191
$762

Total rent expense was $296,000 in 2003, $299,000 in 2002 and $362,000 in 2001.

9.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2003	2002
Net U.S. operating loss carryforwards	$20,399	$20,705
Net foreign operating loss carryforwards	460	1,903
Accrued expenses and reserves	688	171
Tax credits	1,005	831
Other	617	718

Total deferred tax assets	23,169	24,328
Valuation allowance	(23,169)	(24,328)

Net deferred tax assets	$—	$—

The valuation allowance decreased by approximately $1,159,000 in 2003 primarily due to net income offset in part by an increase in temporary differences associated with accrued expenses and reserves in 2003. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $23,169,000.

Income (loss) before taxes consisted of the following (in thousands):

	2003	2002	2001
Domestic	$1,098	$638	$(3,674)
Foreign	(581)	(333)	(228)
	$517	$305	$(3,902)

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2003	2002	2001
Statutory income tax expense (benefit)	$471	$267	$(1,327)
Utilization of loss carryforwards	(471)	(267)	(14)
Unbenefited U.S. losses	—	—	1,249
Unbenefited foreign losses	—	—	92
Benefit for income taxes	$—	$—	$—

At December 31, 2003, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $51 million, which expire at various dates through 2023.  In addition, the Company had foreign net operating loss carryforwards of approximately $1.2 million.

10.          Adjustment of Prior Period’s Cumulative Translation Adjustment

During 2003, PLC management discovered that certain balances associated with the foreign currency translation of previously liquidated subsidiaries remained inappropriately in the cumulative translation account within cumulative other comprehensive income.  Such cumulative losses should have been recognized as other expenses in 1998.  To properly reflect the impact of such losses on the accumulated deficit, the 2002 accumulated deficit and the cumulative translation account balances have been adjusted to correctly state both accounts as follows:

	2002 As Previously Reported	Correction of Prior Period Error	2002 As Adjusted
Common stock	$93,586	—	$93,586
Accumulated deficit	(85,698)	(568)	(86,266)
Accumulated other comprehensive income	(1,163)	568	(595)
Total shareholders’ equity	$6,725	$—	$6,725

The adjustment had no impact on 2002 net equity, net income or comprehensive income.

11.          Segment Information

The Company operates in one industry segment - the development, manufacture and sales of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2003
Net sales	$7,864	$470	$8,334

2002
Net sales	$8,420	$418	$8,838

2001
Net sales	$8,454	$1,326	$9,780

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

All of the Company’s long-lived assets are located in North America.

12.          Selected Quarterly Data (unaudited)

	(In thousands, except per share data)

	March 31	June 30	September 30	December 31	Total

2003
Total revenue	$1,734	$2,011	$2,254	$2,335	$8,334
Gross profit	1,093	1,387	1,247	1,264	4,991
Income (loss) from operations	(4)	192	217	309	714
Net income	15	203	225	74	517
Earnings per share, basic and diluted	0.00	0.01	0.01	0.00	0.02

2002
Total revenue	$2,420	$2,179	$1,995	$2,244	$8,838
Gross profit	994	1,281	1,230	1,241	4,746
Income (loss) from operations	(274)	120	204	181	231
Net income (loss)	(259)	135	219	210	305
Earnings (loss) per share, basic and diluted	(0.01)	0.00	0.01	0.01	0.01

13.          Subsequent Event

In February 2004, the Company signed an agreement with Edwards to assume development of a surgical cardiac ablation laser system designed to treat cardiac arrhythmias. Under the terms of the agreement, the Company will have exclusive manufacturing rights to build the new laser system and other related surgical products. The Company will be responsible, among other things, for ongoing research and development and manufacture of the product and for obtaining regulatory approvals and Edwards will be responsible for the approval, funding and conduct of any clinical studies designed to obtain data in support of a new product approval or clearance as required by the FDA or other regulatory body.

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration a lump-sum payment of $4,533,333, which will initially be recorded as deferred revenue in its consolidated balance sheet.   The Company expects to amortize the $4,533,333 into its consolidated statement of operations as revenue over the next seven years.

Schedule II

PLC SYSTEMS INC.

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the Year Ended December 31, 2003 Allowance for Doubtful Accounts	$192,000	$(14,000)	$63,000	$115,000
For the Year Ended December 31, 2002 Allowance for Doubtful Accounts	$267,000	$—	$75,000	$192,000
For the Year Ended December 31, 2001 Allowance for Doubtful Accounts	$368,000	$14,000	$115,000	$267,000

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1

Certificate of Incorporation, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-48340) and amendments thereto, as previously filed with the Securities and Exchange Commission.

3.2

Articles of Continuance, pursuant to the Yukon Business Corporations Act, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 1999, as previously filed with the Securities and Exchange Commission.

3.3

Articles of Amendment to Articles of Continuance, incorporated by reference to the Company’s registration statement on Form S-8 (SEC File No. 333-91430), as previously filed with the Securities and Exchange Commission.

3.4

By-Law No. 1, a By-Law relating generally to the transaction of the business and affairs of PLC Systems Inc., incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 1999, as previously filed with the Securities and Exchange Commission.

4.1

Form of Common Stock Certificate, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-48340) and amendments thereto, as previously filed with the Securities and Exchange Commission.

10.1

1993 Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-58258) and amendments thereto, as previously filed with the Securities and Exchange Commission.

10.2

1993 Formula Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-58258) and amendments thereto, as previously filed with the Securities and Exchange Commission.

10.3	1995 Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-8 (SEC File No. 33-95168), as previously filed with the Securities and Exchange Commission.

10.4

1997 Executive Stock Option Plan, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1997, as previously filed with the Securities and Exchange Commission.

10.5

Employment Agreement of James G. Thomasch, dated November 4, 1999, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.6

Employment Agreement of Mark R. Tauscher, dated December 22, 1999, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.7

2000 Non-qualified Performance and Retention Equity Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

Exhibit Number	Description of Document

10.8+

Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, as previously filed with the Securities and Exchange Commission.

10.9

Shareholders Agreement, dated January 9, 2001, by and between the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, as previously filed with the Securities and Exchange Commission.

10.10*	Warrant to Purchase Common Shares dated January 9, 2001, as issued to Edwards Lifesciences Corporation.

10.11*	Warrant to Purchase Common Shares dated January 9, 2001, as issued to Edwards Lifesciences Corporation.

10.12

2000 Non-Statutory Stock Option Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.13

2000 Equity Incentive Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.14

2000 Employee Stock Purchase Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.15*	Common Stock Purchase Warrant dated January 9, 2001, as issued to Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated.

10.16*	Terms of Employment dated October 28, 2003 between the Registrant and Dr. Robert I. Rudko.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this annual report on Form 10-K for the year ended December 31, 2003.

+

Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.