Form 10-Q
period 2004-03-31
PLC SYSTEMS INC
filed 2004-05-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, no par value	30,054,296

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.  Financial Information

Item 1.    Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,880	$6,377
Accounts receivable, net of allowance of $135 and $115 in 2004 and 2003, respectively	1,386	1,239
Lease receivables	260	376
Inventories, net	836	885
Prepaid expenses and other current assets	686	490
Total current assets	14,048	9,367

Equipment, furniture and leasehold improvements, net	248	206
Other assets	266	276
Total assets	$14,562	$9,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646	$297
Accrued compensation	319	376
Accrued other	353	358
Deferred revenue	1,132	555
Secured borrowings	260	376
Total current liabilities	2,710	1,962

Deferred revenue	4,563	331
Total long-term liabilities	4,563	331
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,054 and 29,896 shares issued and outstanding at March 31,2004 and December 31, 2003, respectively	93,722	93,636
Accumulated deficit	(86,099)	(85,749)
Accumulated other comprehensive loss	(334)	(331)
Total stockholders’ equity	7,289	7,556
Total liabilities and stockholders’ equity	$14,562	$9,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$1,531	$1,406
Placement and service fees	378	328
Total revenues	1,909	1,734

Cost of revenues:
Product sales	590	525
Placement and service fees	176	116
Total cost of revenues	766	641

Gross profit	1,143	1,093

Operating expenses:
Selling, general and administrative	990	856
Research and development	529	241
Total operating expenses	1,519	1,097

Loss from operations	(376)	(4)

Other income, net	26	19

Net income (loss)	$(350)	$15

Basic and diluted earnings (loss) per share	$(.01)	$.00

Average shares outstanding:
Basic	29,924	29,798
Diluted	29,924	29,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$(350)	$15

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21	40
Change in assets and liabilities:
Accounts receivable	(144)	(289)
Inventory	49	(147)
Prepaid expenses and other assets	(195)	(167)
Accounts payable	349	211
Deferred revenue	4,810	150
Accrued liabilities	(61)	(338)
Net cash provided by (used for) operating activities	4,479	(525)

Investing activities:
Investment in equipment	(53)	—

Financing activities:
Proceeds from sales of common shares	86	—
Secured borrowings	—	(24)
Net cash provided by (used for) financing activities	86	(24)

Effect of exchange rate changes on cash and cash equivalents	(9)	59
Net increase (decrease) in cash and cash equivalents	4,503	(490)

Cash and cash equivalents at beginning of period	6,377	5,932
Cash and cash equivalents at end of period	$10,880	$5,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.             Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company that specializes in the design, development and manufacturing of a patented carbon dioxide (CO2) laser and disposable handpieces, known as The Heart Laser System, that is used to treat patients with severe angina in a surgical procedure known as transmyocardial revascularization, or TMR.  In the United States, the Company sells its TMR products to Edwards Lifesciences.  Edwards has the exclusive right to market and distribute the Company’s TMR products in the United States.

PLC’s current business strategy involves broadening and diversifying its product portfolio beyond its current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. In February 2004, the Company, consistent with this business strategy, entered into a new agreement with Edwards to develop and manufacture a surgical cardiac ablation laser designed to treat cardiac arrhythmias (See Note 3).

Edwards is our largest shareholder, owning approximately 18% of our outstanding common stock as of March 31, 2004, and has a representative on our Board of Directors.  Edwards is also our largest customer, accounting for approximately 90% and 91%, respectively, of our total sales in the three months ended March 31, 2004 and 2003.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.              Edwards Transaction

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

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards a lump-sum payment of $4,533,333, which will initially be recorded as deferred revenue in the Company’s consolidated balance sheet.   The Company expects to amortize the $4,533,333 into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.

4.             Earnings (Loss) per Share

In 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

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

For the three months ended March 31, 2004 and 2003, 5,307,422 and 5,129,460 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Basic:
Net income (loss)	$(350)	$15

Weighted average shares outstanding	29,924	29,798

Earnings (loss) per share	$(0.01)	$0.00

Diluted:
Net income (loss)	$(350)	$15

Weighted average shares outstanding	29,924	29,798

Assumed impact of the exercise of outstanding dilutive stock options and warrants using the treasury stock method	—	13

Weighted average common and common equivalent shares	29,924	29,811

Earnings (loss) per share	$(0.01)	$0.00

5.             Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“FAS 123”) as amended, and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders—As reported	$(350)	$15
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(32)	(41)
Net loss attributable to common stockholders—Pro forma	(382)	$(26)
Earnings (loss) per basic and diluted share attributable to common stockholders— As reported	$(0.01)	$0.00
Loss per basic and diluted share attributable to common stockholders—Pro forma	$(0.01)	$(0.00)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life (years)	3	3
Interest rate	1.47%	2.10%
Volatility	.803	.726

6.             Comprehensive Income

Total comprehensive loss for the three-month period ended March 31, 2004 amounted to $353,000, as compared to comprehensive income of $4,000 in the comparative 2003 period.  Comprehensive income is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.             Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$536	$668
Work in progress	190	70
Finished goods	110	147
	$836	$885

At March 31, 2004 and December 31, 2003, inventories are stated net of a reserve of $806,000 for potentially obsolete inventory.

8.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to written purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ lump sum TMR kit prepayment received in February 2004.  The Company expects to amortize the prepayment into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.

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

9.             Warranty and Preventative Maintenance Costs

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$60	$100
Payments made	—	—
Change in liability for warranties issued during the year	—	—
Change in liability for preexisting warranties	—	—
Balance, end of period	$60	$100

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

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  No significant changes were made to those policies during the three months ended March 31, 2004, other than an addition to the Company’s revenue recognition policy to account for Edwards’ prepayment of future TMR kit revenues in accordance with EITF 88-18, Sales of Future Revenues.  The Company’s revenue recognition policy has been updated as follows:

Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to written purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ lump sum TMR kit prepayment received in February 2004.  The Company expects to amortize the prepayment into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.

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

Results of Operations

Results for the three months ended March 31, 2004 and March 31, 2003 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,909	100.0%	$1,734	100.0%
Total cost of sales	766	40.1	641	37.0
Gross profit	1,143	59.9	1,093	63.0
Selling, general & administrative	990	51.9	856	49.4
Research & development	529	27.7	241	13.9
Income (loss) from operations	(376)	(19.7)	(4)	(0.2)
Other income	26	1.4	19	1.1
Net income (loss)	$(350)	(18.3)%	$15	0.9%

	Three Months Ended March 31,		Increase (decrease) over 2003
	2004	2003
	$	$	$	%
	(dollars in thousands)
Product sales	$1,531	$1,406	$125	9%
Placement and service fees	378	328	50	15
Total revenues	1,909	1,734	175	10

Product cost of sales	590	525	65	12
Placement and service fees cost of sales	176	116	60	52
Total cost of revenues	766	641	125	20

Gross profit	1,143	1,093	50	5
Selling, general & administrative expenses	990	856	134	16
Research & development expenses	529	241	288	120
Total operating expenses	1,519	1,097	422	38
Other income	26	19	7	37
Net income (loss)	$(350)	$15	$(365)	(2,433)%

Product Sales

Laser revenues, the largest component of product sales, increased by $135,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  This increase is primarily attributable to a $140,000 increase in domestic laser revenues resulting from an increase in the number of laser units sold, coupled with increased revenue sharing earned under the TMR distribution agreement with Edwards.  This increase was offset in part by a lower average selling price on domestic laser sales, and lower international laser revenue of $5,000.

Disposable TMR kit revenues, the second largest component of product sales, decreased by $34,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  This decrease is primarily attributable to a 9% decrease in the number of TMR kits shipped to Edwards in the first quarter of 2004 compared to 2003.  In addition, in February 2004, the terms of the TMR distribution agreement were modified, reducing the Company’s share of revenue on TMR kits sold to hospitals to 36.5% of the customer generated revenue.  The impact of this reduced share in the first quarter was offset in part by $14,000 recognized by the Company in the first quarter of 2004 from the amortization of deferred TMR kit revenues.

Other product sales increased $24,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Placement and Service Fees

Placement fees declined $52,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  Approximately $35,000 of this $52,000 decline is attributable to a reduction in domestic placement fees associated with the Company’s older installed base of HL1 lasers.  The remaining $17,000 of the $52,000 decline was the result of lower international placement contract fees due to decreased kit shipment billings to international placement contract customers.

Service fees increased $102,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to more domestic lasers in service in 2004, which resulted in increased billings to Edwards for service contracts, installations and other service related calls.

Gross Profit

Total gross profit was $1,143,000 or 60% of total revenues for the three months ended March 31, 2004 as compared with gross profit of $1,093,000 or 63% of total revenues for the three months ended March 31, 2003.  The higher gross margin dollars in 2004 as compared to 2003 is due to (1) higher additional shared revenue on laser transactions, (2) an increase in service related revenues, and (3) an increase in the number of laser sold.  These increases were offset in part by reduced higher margin revenue components as follows: (1) lower average laser selling prices, (2) reduced placement fees, and (3) lower disposable TMR revenues.

Selling, General and Administrative Expenses

The overall increase of $134,000 in selling, general and administrative expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily a result of increased expenditures related to compensation and legal and administrative fees related to the Edwards transaction.

Research and Development Expenses

The largest component of our research and development expenses in 2004 and 2003 was the salaries and associated fringe benefits related to our development staff.

The overall increase of $288,000 in research and development expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily related to consulting expenditures incurred in the evaluation of new product development opportunities.

We expect to incur significant new research and development expenditures in future quarters in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2004 research and development expenditures to increase approximately $2.0 million compared to 2003 as we attempt to complete the development of the Optimaze System and advance certain other longer term research and development projects.

Other Income

The largest component of other income is interest income earned on our cash balances.

In the three months ended March 31, 2004, interest income remained relatively consistent compared to the three months ended March 31, 2003.

Net Income (Loss)

The Company incurred a net loss in the three months ended March 31, 2004 as compared to net income in the three months ended March 31, 2003 due to higher operating expenses, offset slightly by an increase in revenues.

There was no provision for income tax for the three months ended March 31, 2004 or March 31, 2003, due to U.S. net operating loss carryforwards being available to reduce taxable income.

We expect to incur a net loss in the remaining three quarters of 2004, primarily as a result of our planned increased investments in research and development expenses, as discussed above.

Kit Shipments

We view disposable kit shipments to end users by Edwards as an important metric in evaluating our business.  We believe kit shipments, although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three months ended March 31, 2004 and March 31, 2003 were as follows:

	2004	% Increase over 2003	2003

Domestic	382	0%	383
International	45	50	30
Total	427	3%	413

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents of $10,880,000.

During the three-month period ended March 31, 2004, the Company recorded a net loss of $350,000.  The net loss was offset by favorable working capital changes, primarily an increase in deferred revenue (receipt of funds from Edwards) and accounts payable partly offset by prepaid expenses and other assets and inventory, which resulted in net cash provided by operating activities of approximately $4,479,000.  Cash used in investing activities was approximately $53,000, consisting of an investment in equipment.  Cash provided by financing activities was approximately $86,000, consisting of proceeds from the exercise of stock options.  The Company believes that its existing cash resources will meet its working capital requirements through the next twelve months.

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

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next two years as we increase our investments in both manufacturing and research and development staff and capital equipment necessary to pursue these new strategic initiatives, including, but not limited to, the Optimaze System. We expect our 2004 capital expenditures to be in the range of $500,000 to $600,000.  We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Our company has a limited recent history of operating profits and we expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended March 31, 2004.  We expect to increase our spending significantly in 2004 in the areas of manufacturing and research and development as we increase our manufacturing capabilities and development staff to work on the Optimaze System. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems.  Approximately 94% and 95% of our revenues in the three months ended March 31, 2004 and in the year ended December 31, 2003, respectively, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optimaze System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, referred to as AF, or atrial flutter), Edwards is our exclusive worldwide distributor of those products.  As a result of the TMR relationship, Edwards accounted for 90% and 89% of our total revenue in the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

We must complete development of the Optimaze System and be able to manufacture it in required volumes at commercially reasonable costs

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

Our company may be unable to raise needed funds

As of March 31, 2004, we had cash and cash equivalents totaling $10,880,000 which includes $4,533,333 received in a February 2004 transaction with Edwards.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12-24 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

Our competitor in TMR may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

Our primary TMR competitor, CardioGenesis, is attempting to obtain FDA approval to market their “percutaneous” method of performing myocardial revascularization, known as PMR, which would provide a less invasive method of creating channels in the heart.  If PMR can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMR device would have on the future adoption rate for TMR procedures.  If PMR is approved, it could erode the potential TMR market which would have a material adverse effect on our business, financial condition and results of operations.

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

We must receive and maintain government clearances or approvals in order to market our products

Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the European Union and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•                  product design and development;

•                  product testing;

•                  product labeling;

•                  product storage;

•                  premarket clearance and approval;

•                  advertising and promotion; and

•                  product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations, and recordkeeping requirements.  The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Edwards, our distributor, depending on its activities, is also subject to certain requirements under the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products.  Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Edwards.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

Europe — Although we have the ability to market our Heart Laser System in the European Union, individual members of the European Union could prohibit, and France has prohibited, commercial use of the Heart Laser Systems.

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

Optimaze System

United States — The FDA has given clearance to the Optimaze System through the 510(k) premarket notification process with indications for use as a surgical instrument for coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non contact mode in open or closed surgical procedures.  However, as the Optimaze System is still being developed, it is not yet deemed ready for commercial use in the U.S.

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

In the event this company or other competitors are successful in obtaining specific indications of use for their devices in the treatment of AF, our cardiac ablation products and specifically the Optimaze System may be at a competitive marketing disadvantage until such time, if ever, that Edwards conducts a clinical trial, submits sufficient data to the FDA by means of a new 510(k) and obtains clearance to market the Optimaze System for the treatment of AF. We cannot provide any assurance that Edwards will ever conduct such a clinical trial or, if they do, that the data they obtain and submit to the FDA will be sufficient for the FDA to expand the current indications of use and provide clearance for the Optimaze System to be marketed for the treatment of AF. Also, we cannot assure you that even if such clearance is obtained, that it will be obtained in a timely enough fashion for our products to remain competitive in the marketplace.

Europe — Once the Optimaze System is fully developed in accordance with our internal design control processes and we deem it ready for human use, it nevertheless cannot be marketed in the EU until such time as it receives CE Mark approval. We need to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark that, if granted, will enable the product to be distributed in the EU.

Changes in third party reimbursement for our TMR procedure could materially affect future demand for our TMR products

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

No assurance can be given, however, that these payers will continue to reimburse healthcare providers who perform TMR using our products now or in the future.  In addition, the market for our products could be adversely affected by future legislation to reform the nation’s healthcare system or by changes in industry practices regarding reimbursement policies and procedures. Should third party insurance reimbursement for our TMR products be reduced or eliminated in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

•                  actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

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

The market price of our stock may fall if shareholders sell their stock

Certain current shareholders hold large amounts of our stock, which they could sell in the public market from time to time.  Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall.  In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

We have no intention to pay dividends

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Swiss Franc and the Euro. When the U.S. dollar strengthens against the Franc or Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future may not adversely affect our business, financial condition and results of operations, although at the present we do not believe that our exposure is significant.

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

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K

a)             Exhibits

10.1+	Distribution Agreement by and among PLC Systems Inc., PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated February 24, 2004.

10.2+	Contribution, Development and Manufacturing Agreement by and among PLC Systems Inc., PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated as of February 24, 2004.

10.3	First Amendment to Shareholders Agreement entered into as of February 24, 2004 by and between Edwards Lifesciences Corporation and PLC Systems Inc.

10.4	First Amendment to Distribution Agreement entered into as of February 24, 2004 by and among Edwards Lifesciences LLC, PLC Systems Inc. and PLC Medical Systems, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)            Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 25, 2004 announcing that it had entered into an exclusive, multi-year agreement with Edwards Lifesciences Corporation to develop and manufacture Edwards’ Optimaze surgical ablation system.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	May 11, 2004	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+	Distribution Agreement by and among PLC Systems Inc., PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated February 24, 2004.

10.2+	Contribution, Development and Manufacturing Agreement by and among PLC Systems Inc., PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated as of February 24, 2004.

10.3	First Amendment to Shareholders Agreement entered into as of February 24, 2004 by and between Edwards Lifesciences Corporation and PLC Systems Inc.

10.4	First Amendment to Distribution Agreement entered into as of February 24, 2004 by and among Edwards Lifesciences LLC, PLC Systems Inc. and PLC Medical Systems, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                 Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.