Form 10-Q
period 2004-06-30
PLC SYSTEMS INC
filed 2004-08-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004
Common Stock, no par value	30,058,877

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.              Financial Information

Item 1.           Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,251	$6,377
Accounts receivable, net of allowance of $127 and $115 in 2004 and 2003, respectively	1,182	1,239
Lease receivables	156	376
Inventories, net	1,148	885
Prepaid expenses and other current assets	662	490
Total current assets	13,399	9,367

Equipment, furniture and leasehold improvements, net	257	206
Other assets	258	276
Total assets	$13,914	$9,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551	$297
Accrued compensation	432	376
Accrued other	316	358
Deferred revenue	974	555
Secured borrowings	156	376
Total current liabilities	2,429	1,962

Deferred revenue	4,447	331
Total long-term liabilities	4,447	331
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,059 and 29,896 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	93,725	93,636
Accumulated deficit	(86,350)	(85,749)
Accumulated other comprehensive loss	(337)	(331)
Total stockholders’ equity	7,038	7,556
Total liabilities and stockholders’ equity	$13,914	$9,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$1,354	$1,578	$2,885	$2,984
Placement and service fees	442	433	820	761
Total revenues	1,796	2,011	3,705	3,745

Cost of revenues:
Product sales	575	499	1,165	1,024
Placement and service fees	172	125	348	241
Total cost of revenues	747	624	1,513	1,265

Gross profit	1,049	1,387	2,192	2,480

Operating expenses:
Selling, general and administrative	866	975	1,856	1,831
Research and development	516	220	1,045	461
Total operating expenses	1,382	1,195	2,901	2,292

Income (loss) from operations	(333)	192	(709)	188

Other income, net	82	11	108	30

Net income (loss)	$(251)	$203	$(601)	$218

Basic and diluted earnings (loss) per share	$(0.01)	$0.01	$(0.02)	$0.01

Average shares outstanding:
Basic	30,056	29,810	29,990	29,804
Diluted	30,056	30,019	29,990	29,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$(601)	$218

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	71	74
Change in assets and liabilities:
Accounts receivable	59	(139)
Inventory	(262)	(183)
Prepaid expenses and other assets	(173)	(443)
Accounts payable	254	129
Deferred revenue	4,535	670
Accrued liabilities	15	(351)
Net cash provided by (used for) operating activities	3,898	(25)

Investing activities:
Investment in equipment	(104)	—

Financing activities:
Proceeds from sales of common shares	90	19
Secured borrowings	—	(58)
Net cash provided by (used for) financing activities	90	(39)

Effect of exchange rate changes on cash and cash equivalents	(10)	25
Net increase (decrease) in cash and cash equivalents	3,874	(39)

Cash and cash equivalents at beginning of period	6,377	5,932
Cash and cash equivalents at end of period	$10,251	$5,893

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Edwards is our largest shareholder, owning approximately 18% of our outstanding common stock as of June 30, 2004, and has a representative on our Board of Directors.  Edwards is also our largest customer, accounting for approximately 89% of the Company’s total sales in 2003 and 87% of the Company’s total sales for the six months ended June 30, 2004.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.                                      Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development of a surgical cardiac ablation laser system designed to treat cardiac arrhythmias. Under the terms of the agreement, the Company will have exclusive manufacturing rights to build the new laser system and other related surgical products. The Company will be responsible, among other things, for ongoing research and development and manufacture of the product and for obtaining regulatory approvals.  Edwards will be responsible for the approval, funding and conduct of any clinical studies designed to obtain data in support of a new product approval or clearance as required by the FDA or other regulatory body.

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which initially was recorded as deferred revenue in the Company’s consolidated balance sheet.   The Company expects to amortize the $4,533,333 into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  For the three and six months ended June 30, 2004, the Company has recorded amortization of $57,000 and $72,000, respectively.

4.                                      Earnings (Loss) per Share

In 2004, basic and diluted loss per share was computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

In 2003, basic earnings per share was computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options and warrants using the treasury stock method.  In calculating diluted earnings per share, the dilutive effect of stock options and warrants is computed using the average market price for the respective period.

For the three and six months ended June 30, 2004 and 2003, 6,190,422 and 4,668,430 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income (loss) available for common shareholders	$(251)	$203	$(601)	$218
Weighted average outstanding shares of common stock	30,056	29,810	29,990	29,804
Dilutive effect of employee stock options	—	209	—	112
Common stock and common stock equivalents	30,056	30,019	29,990	29,916

Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$0.01
Diluted	$(0.01)	$0.01	$(0.02)	$0.01

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

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders— As reported	$(251)	$203	$(601)	$218
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(359)	(35)	(392)	(76)
Net income (loss) attributable to common stockholders-Pro forma	$(610)	$168	$(993)	$142
Earnings (loss) per basic and diluted share attributable to common stockholders-As reported	$(0.01)	$0.01	$(0.02)	$0.01
Earnings (loss) per basic and diluted share attributable to common stockholders-Pro forma	$(0.02)	$0.01	$(0.03)	$0.00

The fair value of issued options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2004	2003
Expected life (years)	3	3
Interest rate	2.53%	1.59%
Volatility	.734	.585

6.                                      Comprehensive Income (Loss)

Total comprehensive loss for the three and six month periods ended June 30, 2004 amounted to $254,000 and $607,000, respectively, as compared to total comprehensive income of $201,000 and $205,000 in the three and six month periods ended June 30, 2003.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$619	$668
Work in progress	169	70
Finished goods	360	147
	$1,148	$885

At June 30, 2004 and December 31, 2003, inventories are stated net of a reserve of $804,000 and $806,000, respectively, for potentially obsolete inventory.

8.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to written purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ lump sum TMR kit prepayment received in February 2004.  The Company expects to amortize the prepayment into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. For the three and six months ended June 30, 2004, the Company has recorded amortization of $57,000 and $72,000, respectively.

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

Changes in the warranty accrual were as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$60,000	$100,000
Payments made	—	—
Change in liability for warranties issued during the year	7	—
Change in liability for preexisting warranties	(7)	—

Balance, end of period	$60,000	$100,000

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below under the heading “Certain Factors that May Affect our Future Results” and elsewhere in this quarterly report.

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  No significant changes were made to those policies during the three months ended June 30, 2004, other than an addition to the Company’s revenue recognition policy to account for Edwards’ prepayment of future TMR kit revenues in accordance with EITF 88-18, Sales of Future Revenues.  The Company’s revenue recognition policy has been updated as follows:

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

Installation revenues related to a laser transaction are recorded as a component of placement and service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2004 and 2003 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenue	1,796	100	2,011	100	3,705	100	3,745	100
Total cost of revenues	747	42	624	31	1,513	41	1,265	34
Gross profit	1,049	58	1,387	69	2,192	59	2,480	66
Selling, general & administrative	866	48	975	48	1,856	50	1,831	49
Research & development	516	29	220	11	1,045	28	461	12
Income (loss) from operations	(333)	(19)	192	10	(709)	(19)	188	5
Other income	82	5	11	1	108	3	30	1
Net income (loss)	(251)	(14)	203	11	(601)	(16)	218	6

	Three Months Ended June 30,		Increase (decrease) over 2003		Six Months Ended June 30,		Increase (decrease) over 2003
	2004	2003			2004	2003
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,354	1,578	(224)	(14)	2,885	2,984	(99)	(3)
Placement and service fees	442	433	9	2	820	761	59	8
Total revenues	1,796	2,011	(215)	(11)	3,705	3,745	(40)	(1)
Product cost of sales	575	499	76	15	1,165	1,024	141	14
Placement and service fees cost of sales	172	125	47	38	348	241	107	44
Total cost of revenues	747	624	123	20	1,513	1,265	248	20
Gross profit	1,049	1,387	(338)	(24)	2,192	2,480	(288)	(12)
Selling, general & administrative expenses	866	975	(109)	(11)	1,856	1,831	25	1
Research & development expenses	516	220	296	135	1,045	461	584	127
Total operating expenses	1,382	1,195	187	16	2,901	2,292	609	27
Other income	82	11	71	645	108	30	78	260
Net income (loss)	(251)	203	(454)	(224)	(601)	218	(819)	(376)

Product Sales

Product sales decreased $224,000 and $99,000 during the three and six months ended June 30, 2004, respectively, as compared to three and six months ended June 30, 2003.

The first factor, laser revenues, which is the largest component of product sales, decreased by $213,000 and $78,000, respectively, for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003.

In the three months ended June 30, 2004, this decrease is attributable to a $93,000 decrease in domestic laser revenue and a $120,000 decrease in international laser revenue.  Domestic laser revenue declined as a result of (1) a decrease in the revenue sharing earned under the TMR distribution agreement with Edwards and (2) a lower average selling price on domestic laser transactions. These factors causing a decline were offset in part by an increase in the number of domestic units sold.  The decline in international laser revenue was a result of a decrease in the number of international units sold.

In the six months ended June 30, 2004, the decrease in laser revenue is primarily attributable to lower international laser revenue of $125,000.  This decrease was offset in part by an increase in domestic laser revenue of $47,000, resulting from an increase in the number of domestic units sold, offset by a lower average selling price on laser transactions and a decrease in the revenue sharing earned under the TMR distribution agreement with Edwards.

The second factor, disposable TMR kit revenues, which is the second largest component of product sales, decreased by $38,000 and $72,000, respectively, for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003.

In the three months ended June 30, 2004, the decrease is primarily related to a decrease in international disposable revenue stemming from a lower volume of kit shipments to international customers.  This overall decrease was partially offset by higher domestic disposable revenue. The increase in domestic disposable revenue was the result of an increase in the number of TMR kits shipped to Edwards, offset by a reduced share of revenue on TMR kits. The reduced share of revenue on TMR kits is a result of a modification to the TMR distribution agreement in February 2004, whereby the Company’s share of revenue on TMR kits sold to hospitals was reduced to 36.5% of the customer generated revenue.  The impact of this reduced share was offset in part by $57,000 of amortization of deferred revenue.

In the six months ended June 30, 2004, the decrease in disposable revenues is primarily related to (1) a decrease in the number of international TMR kits shipped to hospitals, (2) a decrease in the number of domestic TMR kits shipped to Edwards, and (3) a reduced share of revenue on TMR kits (as a result of the aforementioned modification to the TMR distribution agreement).  The negative impact of these factors was offset in part by $72,000 of amortization of deferred revenue.

The third factor, other product sales, increased $27,000 and $51,000, respectively, for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003.

Placement and Service Fees

Placement and services fees increased $9,000 and $59,000 during the three and six months ended June 30, 2004, respectively, as compared to the three and six months ended June 30, 2003.

Placement fees declined $8,000 and $60,000, respectively, for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003.

Domestic placement fees decreased $94,000 and $129,000 in the three and six months ended June 30, 2004. These decreases are attributable to a reduction in domestic placement fees associated with the Company’s older installed base of HL1’s.  International placement fees increased $86,000 and $69,000 in the three and six months ended June 30, 2004 due to increased billings to HL2 placement contract customers.

Service fees increased $17,000 and $119,000, respectively, for the three and six month periods ended June 30, 2004 as compared to the three and six month periods ended June 30, 2003 due to more domestic lasers in service in 2004, which resulted in increased billings to Edwards for service contracts and other service related calls.

Gross Profit

Total gross profit for the three and six months ended June 30, 2004 was $1,049,000, or 58% of revenues, and $2,192,000, or 59% of revenues, respectively, as compared to $1,387,000, or 69% of revenues, and $2,480,000, or 66% of revenues, for the comparable periods in 2003.  The lower gross margin dollars in the three and six months ended June 30, 2004 is due to (1) lower additional shared revenue on domestic laser transactions, (2) lower international laser revenue, (3) lower placement fees, (4) lower average domestic laser selling prices and (5) lower disposable revenue.  These decreases were offset in part by (1) an increase in the number of lasers sold, and (2) increased other product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures were $866,000 and $1,856,000 for the three and six months ended June 30, 2004, a decrease of $109,000 and an increase of $25,000, respectively, when compared to expenditures of $975,000 and $1,831,000 in the three and six months ended June 30, 2003.  The overall decrease in selling, general and administrative expenses in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, is primarily a result of decreased expenditures related to employee compensation, offset by increased legal and administrative fees.  Selling, general and administrative expenses in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 did not change significantly.

Research and Development Expenses

Research and development expenditures were $516,000 and $1,045,000 for the three and six months ended June 30, 2004, increases of $296,000 and $584,000, respectively, when compared to $220,000 and $461,000 in the three and six months ended June 30, 2003.  The increased expenditures were incurred in connection with the development of the Optimaze System and additional product development work on longer term research and development projects.

We expect to continue to incur significant new research and development expenditures in future quarters in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2004 third and fourth quarter research and development expenditures to increase in the aggregate approximately $1.0 million compared to the third and fourth quarters of 2003 as we complete the development of the Optimaze System and advance certain other longer term research and development projects.

Other Income

Other income for the three and six months ended June 30, 2004 includes proceeds from an insurance settlement. In addition, interest income increased in the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 due to higher average cash balances.

Net Income (Loss)

The Company incurred a net loss in the three and six months ended June 30, 2004 as compared to net income in the three and six months ended June 30, 2003 due to higher operating expenses and lower gross margin dollars.

There was no provision for income tax for the three and six months ended June 30, 2004 or June 30, 2003 due to a net loss in 2004 and U.S. net operating loss carryforwards being available to reduce taxable income in 2003.

We expect to incur a net loss in the remaining two quarters of 2004, primarily as a result of our planned increased investment in research and development, as discussed above.

Kit Shipments

We view disposable kit shipments to end users by Edwards as an important metric in evaluating our business.  We believe such kit shipments, although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three and six months ended June 30, 2004 and June 30, 2003 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	% Increase (decrease) over 2003	2003	2004	% Increase (decrease) over 2003	2003

Domestic	502	(4)%	524	884	(3)%	907
International	1	(99)%	85	46	(60)%	115
Total	503	(17)%	609	930	(9)%	1,022

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and cash equivalents of $10,251,000.

During the six-month period ended June 30, 2004, the Company recorded a net loss of $601,000.  The net loss was offset by favorable working capital changes, primarily deferred revenue of $4,535,000 (receipt of funds from Edwards) accounts payable and accounts receivable partly offset by unfavorable working capital changes in prepaid expenses and inventory, which resulted in net cash provided by operating activities of approximately $3,898,000.  Cash used in investing activities was approximately $104,000, consisting of an investment in equipment.  Cash provided by financing activities was approximately $90,000, consisting of proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.  The

Company believes that its existing cash resources will meet its working capital requirements through the next 12 months.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model may result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Application of Critical Accounting Policies and Estimates — Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12 months as we increase our investments in both manufacturing and research and development staff and capital equipment necessary to pursue these new strategic initiatives, including, but not limited to, the Optimaze System.  In addition to our anticipated increase in research and development expenditures, we expect our capital expenditures in the next 12 months to be in the range of $300,000 to $400,000.  We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

We expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended June 30, 2004.  We expect to continue to incur net losses for at least the next 12 months as we increase our spending in the areas of manufacturing and research and development for the Optimaze System. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems.  Approximately 92% and 93%, respectively, of our revenues in the three and six months ended June 30, 2004 and 95% in the year ended December 31, 2003, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optimaze System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, referred to as AF, or atrial flutter), Edwards is our exclusive worldwide distributor of those products.  As a result of the TMR relationship, Edwards accounted for 85% and 87% of our total revenue in the three and six months ended June 30, 2004 and 89% in the year ended
December 31, 2003, respectively, and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our company may be unable to raise needed funds

As of June 30, 2004, we had cash and cash equivalents totaling $10,251,000, which includes $4,533,333 received from our February 2004 transaction with Edwards.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

•                  have more heart surgeons trained to perform TMR procedures using the Heart Laser Systems and surgical tissue ablation procedures using the Optimaze System, assuming the latter becomes commercially available in the future; and

•                  maintain and expand third-party reimbursement for both the TMR procedure and the use of surgical tissue ablation for the treatment of cardiac arrhythmias.

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

Rapid technological changes in our industry could make our products obsolete

Our industry is characterized by rapid technological change and intense competition.  New technologies and products and new industry standards will develop at a rapid pace, which could make our current and future planned products obsolete. The advent of new devices and procedures and advances in new drugs and genetic engineering are especially concerning competitive threats.  Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of our customers.  Material delays in introducing product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

Many potential competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities.  In addition, we are aware that other companies are developing or already have developed proprietary systems for the treatment of cardiac arrhythmias, and specifically AF, that may be safer, clinically more effective, easier and more cost effective to use and, in the case of percutaneous devices, less invasive than the system we are developing.

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

Europe — The Optimaze System cannot be marketed in the EU until such time as it receives CE Mark approval. We need to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark that, if granted, will enable the product to be distributed in the EU.

Changes in third party reimbursement for our TMR procedure could materially affect future demand for our TMR products

Currently, Medicare and Blue Cross Blue Shield provide coverage for TMR when it is performed as both a sole therapy treatment and when used as an adjunct to bypass surgery. Certain other private insurance companies and health maintenance organizations also currently provide reimbursement for these TMR procedures performed with our products and physician reimbursement codes have been established for both surgical procedures; however, we have limited data as to the breadth of this coverage for the TMR procedures by private insurance companies and health maintenance organizations. Should third party insurance reimbursement for our TMR products be reduced or eliminated in the future, our business, financial condition and results of operations would be materially and adversely affected.

In July 2004, the Centers for Medicare and Medicaid Services (CMS) convened the Medicare Coverage Advisory Committee (MCAC) to review and discuss the evidence and clinical data regarding TMR. The MCAC is an advisory panel consisting of clinicians and other medical experts which CMS utilizes to supplement their own internal expertise. Although the MCAC was not convened for the purpose of making a reimbursement coverage recommendation, we believe CMS is likely to review the information presented at the MCAC meeting and decide among the following options: (1) continue existing Medicare coverage for TMR without any modification, (2) issue new guidelines clarifying the patient criteria for Medicare reimbursement, (3) reduce or modify the existing reimbursement coverage for TMR, (4) eliminate reimbursement coverage for TMR altogether, or (5) request additional clinical studies to be performed.  We believe the most likely course of action CMS will take is to issue new guidelines clarifying the patient criteria for Medicare reimbursement of TMR and request additional clinical studies to be performed. However, no assurance can be given that CMS will choose this course of action or not adopt another outcome.

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

We are subject to risks associated with international operations

A portion of our product sales are generated from operations outside of the U.S.  Establishing, maintaining and expanding international sales can be expensive.  Managing and overseeing foreign operations may be difficult and products may not receive market acceptance.  Risks of doing business outside the U.S. include, but are not limited to, the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property rights in foreign countries may be more difficult to enforce.  There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on our business or results of operations.

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

The Company does not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.  We do not believe that a 10% change to the applicable exchange rates would have a material impact on our future results of operations or cash flows.  However, the Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude does not factor in a potential change in sales levels or local prices for its products as a result of the currency fluctuations or otherwise.

Our interest income is sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to interest rates would have a material impact on our future results of operations or cash flows.

Item 4.                     Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 4.                     Submission of Matters to a Vote of Security Holders

On May 19, 2004, the Company held its 2004 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Donald E. Bobo, Jr., Edward H. Pendergast, Robert I. Rudko, Ph.D. and Mark R. Tauscher were elected as Class I directors and will hold office until the annual meeting of shareholders in 2007 or until their successors are duly elected and qualified.  Mr. Pendergast was subsequently reclassified as a Class II director and will hold office until the annual meeting of shareholders in 2006 or until his successor is duly elected and qualified.   Mr. Bobo received 27,849,299 shares of common stock voting in favor of his election and 370,072 shares of common stock were withheld.  Mr. Pendergast received 27,848,540 shares of common stock voting in favor of his election and 370,831 shares of common stock were withheld.  Dr. Rudko received 27,816,208 shares of common stock voting in favor of his election and 403,163 shares of common stock were withheld.  Mr. Tauscher received 27,827,737 shares of common stock voting in favor of his election and 391,634 shares of common stock were withheld.  In addition, the terms of the following other directors continued after the Shareholders Meeting:  Kevin J. Dunn, H.B. Brent Norton, M.D., Benjamin L. Holmes and Alan H. Magazine.

2.                                       The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004 was approved.  The votes were cast as follows: 28,025,894 shares of common stock were voted for the ratification, 147,044 shares of common stock were voted against the ratification and 46,434 shares of common stock abstained from the vote.

Item 6.                     Exhibits and Reports on Form 8-K

a)                                      Exhibits

10.1

Form of Stock Option Grant Letter to Employees of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan and 2000 Non-Qualified Performance and Retention Plan.

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

PLC SYSTEMS INC.

Date:	August 11, 2004	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Form of Stock Option Grant Letter to Employees of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan and 2000 Non-Qualified Performance and Retention Plan.

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