Form 10-Q
period 2004-09-30
PLC SYSTEMS INC
filed 2004-11-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, no par value	30,058,877

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.   Financial Information

Item 1.    Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,310	$6,377
Accounts receivable, net of allowance of $138 and $115 in 2004 and 2003, respectively	682	1,239
Lease receivables	75	376
Inventories, net	1,336	885
Prepaid expenses and other current assets	460	490
Total current assets	12,863	9,367

Equipment, furniture and leasehold improvements, net	276	206
Other assets	248	276
Total assets	$13,387	$9,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477	$297
Accrued compensation	510	376
Accrued other	331	358
Deferred revenue	944	555
Secured borrowings	75	376
Total current liabilities	2,337	1,962

Deferred revenue	4,452	331
Total long-term liabilities	4,452	331
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,059 and 29,896 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	93,725	93,636
Accumulated deficit	(86,786)	(85,749)
Accumulated other comprehensive loss	(341)	(331)
Total stockholders’ equity	6,598	7,556
Total liabilities and stockholders’ equity	$13,387	$9,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$1,221	$1,899	$4,106	$4,883
Placement and service fees	385	355	1,205	1,116
Total revenues	1,606	2,254	5,311	5,999

Cost of revenues:
Product sales	379	873	1,544	1,897
Placement and service fees	171	134	519	375
Total cost of revenues	550	1,007	2,063	2,272

Gross profit	1,056	1,247	3,248	3,727

Operating expenses:
Selling, general and administrative	886	747	2,742	2,578
Research and development	616	283	1,661	744
Total operating expenses	1,502	1,030	4,403	3,322

Income (loss) from operations	(446)	217	(1,155)	405

Other income, net	30	8	138	38

Income (loss) before income taxes	(416)	225	(1,017)	443

Provision for income taxes	20	—	20	—

Net income (loss)	$(436)	$225	$(1,037)	$443

Basic and diluted earnings (loss) per share	$(0.01)	$0.01	$(0.03)	$0.01

Average shares outstanding:
Basic	30,059	29,836	30,013	29,815
Diluted	30,059	30,531	30,013	30,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$(1,037)	$443

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	103	94
Change in assets and liabilities:
Accounts receivable	558	191
Inventory	(451)	(208)
Prepaid expenses and other assets	30	(136)
Accounts payable	180	67
Deferred revenue	4,510	343
Accrued liabilities	108	(408)
Net cash provided by operating activities	4,001	386

Investing activities:
Investment in equipment	(146)	(101)

Financing activities:
Proceeds from sales of common shares	90	19
Secured borrowings	—	(72)

Net cash provided by (used for) financing activities	90	(53)

Effect of exchange rate changes on cash and cash equivalents	(12)	52
Net increase in cash and cash equivalents	3,933	284

Cash and cash equivalents at beginning of period	6,377	5,932
Cash and cash equivalents at end of period	$10,310	$6,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.             Nature of Business

PLC Systems Inc. (“we,” “PLC” or the “Company”) is a medical device company that specializes in the design, development and manufacturing of a patented carbon dioxide (CO2) laser and disposable handpieces, known as The Heart Laser System, that is used to treat patients with severe angina in a surgical procedure known as transmyocardial revascularization, or TMR. In the United States, the Company sells its TMR products to Edwards Lifesciences.  Edwards has the exclusive right to market and distribute the Company’s TMR products in the United States.

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

Edwards is our largest shareholder, owning approximately 18% of our outstanding common stock as of September 30, 2004, and has a representative on our Board of Directors.  Edwards is also our largest customer, accounting for approximately 89% of the Company’s total sales in 2003 and 86% of the Company’s total sales for the nine months ended September 30, 2004.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which initially was recorded as deferred revenue in the Company’s consolidated balance sheet.   The Company expects to amortize the $4,533,333 into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  For the three and nine months ended September 30, 2004, the Company has recorded amortization of $61,000 and $133,000, respectively.

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

For the three and nine months ended September 30, 2004 and 2003, 6,190,000 and 4,122,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except earnings per share)

Net income (loss) available for common shareholders	$(436)	$225	$(1,037)	$443
Weighted average outstanding shares of common stock	30,059	29,836	30,013	29,815
Dilutive effect of employee stock options	—	695	—	305
Common stock and common stock equivalents	30,059	30,531	30,013	30,120
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.03)	$0.01
Diluted	$(0.01)	$0.01	$(0.03)	$0.01

5.             Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“FAS 123”), as amended, and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders— As reported	$(436)	$225	$(1,037)	$443
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(39)	(35)	(431)	(111)
Net income (loss) attributable to common stockholders—Pro forma	$(475)	$190	$(1,468)	$332
Earnings (loss) per basic and diluted share attributable to common stockholders—As reported	$(0.01)	$0.01	$(0.03)	$0.01
Earnings (loss) per basic and diluted share attributable to common stockholders—Pro forma	$(0.02)	$0.01	$(0.05)	$0.01

The fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,
	2004	2003
Expected life (years)	N/A	3
Interest rate	N/A	2.50%
Volatility	N/A	.601

The Company did not grant any stock options during the quarter ended September 30, 2004.  Therefore, there were no assumptions of expected life, interest rate or volatility.

6.             Comprehensive Income (Loss)

Total comprehensive loss for the three and nine month periods ended September 30, 2004 amounted to $440,000 and $1,047,000, respectively, as compared to total comprehensive income of $248,000 and $453,000 in the three and nine month periods ended September 30, 2003.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.             Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$619	$668
Work in progress	208	70
Finished goods	509	147
	$1,336	$885

At September 30, 2004 and December 31, 2003, inventories are stated net of a reserve of $523,000 and $806,000, respectively, for potentially obsolete inventory.

8.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ lump sum TMR kit prepayment received in February 2004.  The Company expects to amortize the prepayment into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  For the three and nine months ended September 30, 2004, the Company has recorded amortization of $61,000 and $133,000, respectively.

TMR lasers are billed to Edwards in accordance with purchase orders that the Company receives. Invoiced TMR lasers are recorded as other current assets and deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

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

Changes in the warranty accrual were as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$60	$100
Payments made	—	—
Change in liability for warranties issued during the year	7	15
Change in liability for preexisting warranties	(7)	(55)
Balance, end of period	$60	$60

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

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  No significant changes were made to those policies during the three months ended September 30, 2004, other than an addition to the Company’s revenue recognition policy to account for Edwards’ prepayment of future TMR kit revenues in accordance with EITF 88-18, Sales of Future Revenues.  The Company’s revenue recognition policy has been updated as follows:

Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ lump sum TMR kit prepayment received in February 2004.  The Company expects to amortize the prepayment into its consolidated statement of operations as revenue over the next seven years under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.

TMR lasers are billed to Edwards in accordance with purchase orders that the Company receives. Invoiced TMR lasers are recorded as other current assets and deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

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

Installation revenues related to a laser transaction are recorded as a component of placement and service fees when the laser is installed.

Results of Operations

Results for the three and nine months ended September 30, 2004 and 2003 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenue	1,606	100	2,254	100	5,311	100	5,999	100
Total cost of revenues	550	34	1,007	45	2,063	39	2,272	38
Gross profit	1,056	66	1,247	55	3,248	61	3,727	62
Selling, general & administrative	886	56	747	32	2,742	52	2,578	43
Research & development	616	38	283	13	1,661	31	744	12
Income (loss) from operations	(446)	(28)	1,030	10	(1,155)	(22)	405	7
Other income	30	2	8	0	138	3	38	0
Income (loss) before taxes	(416)	(26)	225	10	(1,017)	(19)	443	7
Provision for income taxes	20	(1)	0	0	20	1	0	0
Net income (loss)	(436)	(27)	225	10	(1,037)	(20)	443	7

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase (decrease) over 2003		2004	2003	Increase (decrease) over 2003
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,221	1,899	(678)	(36)	4,106	4,883	(777)	(16)
Placement and service fees	385	355	30	8	1,205	1,116	89	8
Total revenues	1,606	2,254	(648)	(29)	5,311	5,999	(688)	(11)
Product cost of sales	379	873	(494)	(57)	1,544	1,897	(353)	(19)
Placement and service fees cost of sales	171	134	37	28	519	375	144	38
Total cost of revenues	550	1,007	(457)	(45)	2,063	2,272	(209)	(9)
Gross profit	1,056	1,247	(191)	(15)	3,248	3,727	(479)	(13)
Selling, general & administrative expenses	886	747	139	19	2,742	2,578	164	6
Research & development expenses	616	283	333	118	1,661	744	917	123
Total operating expenses	1,502	1,030	472	46	4,403	3,322	1,081	33
Other income	30	8	22	275	138	38	100	263
Income (loss) before taxes	(416)	225	(641)	(285)	(1,017)	443	(1,460)	(330)
Provision for income taxes	20	0	20	—	20	—	20	—
Net income (loss)	(436)	225	(661)	(294)	(1,037)	443	(1,480)	(334)

Product Sales

Product sales decreased $678,000 and $777,000 during the three and nine months ended September 30, 2004, respectively, as compared to three and nine months ended September 30, 2003.

Laser revenues, which is the largest component of product sales, decreased by $668,000 and $746,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003.

In the three months ended September 30, 2004, the decrease is primarily related to a decrease in the number of domestic units sold offset in part by an increase in the revenue sharing earned under the TMR distribution agreement with Edwards.

In the nine months ended September 30, 2004, the decrease is primarily due to (1) a decrease in the number of domestic units sold, (2) a lower average selling price on domestic laser transactions and (3) lower international laser revenue.  These factors causing the decline were offset in part by an increase in the revenue sharing earned under the TMR distribution agreement with Edwards.

Disposable TMR kit revenues, which is the second largest component of product sales, decreased by $21,000 and $93,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003.

In the three months ended September 30, 2004, the decrease is primarily related to a decrease in domestic disposable revenue stemming from a lower volume of kit shipments to Edwards coupled with a reduced share of revenue on TMR kits.  The reduced share of revenue on TMR kits is a result of a modification to the TMR distribution agreement in February 2004, whereby the Company’s share of revenue on TMR kits sold to hospitals was reduced to 36.5% of the customer generated revenue.  The impact of this reduced share was offset in part by $61,000 of amortization of deferred revenue.  This overall decrease in domestic disposable revenue was partially offset by higher international disposable revenue due to an increase in the number of TMR kits shipped to international customers.

In the nine months ended September 30, 2004, the decrease in disposable revenues is primarily related to (1) a decrease in the number of domestic TMR kits shipped to Edwards, (2) a reduced share of revenue on TMR kits (as a result of the aforementioned modification to the TMR distribution agreement) and (3) a decrease in the number of international TMR kits shipped to hospitals.  The negative impact of these factors was offset in part by $133,000 of amortization of deferred revenue.

Finally, other product sales, increased $11,000 and $62,000, respectively, for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003.

Placement and Service Fees

Placement and services fees increased $30,000 and $89,000 during the three and nine months ended September 30, 2004, respectively, as compared to the three and nine months ended September 30, 2003.

Placement fees declined $12,000 and $72,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended

September 30, 2003.

Domestic placement fees decreased $34,000 and $163,000 in the three and nine months ended September 30, 2004. These decreases are attributable to a reduction in domestic placement fees associated with the Company’s older installed base of HL1’s.  International placement fees increased $22,000 and $91,000 in the three and nine months ended September 30, 2004 due to a new HL2 placement contract customer.

Service fees increased $42,000 and $161,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003 due to more domestic lasers in service in 2004, which resulted in increased billings to Edwards for service contracts and other service related calls.

Gross Profit

Total gross profit for the three and nine months ended September 30, 2004 was $1,056,000, or 66% of revenues, and $3,248,000, or 61% of revenues, respectively, as compared to $1,247,000, or 55% of revenues, and $3,727,000, or 62% of revenues, for the comparable periods in 2003.  The lower gross margin dollars in the three months ended September 30, 2004, is due to a decrease in the number of domestic laser shipments offset in part by an increase in the revenue sharing earned under the TMR distribution agreement with Edwards.

The lower gross margin dollars in the nine months ended September 30, 2004, is due to (1) a decrease in the number of domestic laser shipments, (2) a lower average domestic laser selling price, (3) lower international laser revenue and (4) lower disposable revenues.  These decreases were offset in part by an increase in the revenue sharing earned under the TMR distribution agreement with Edwards.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures were $886,000 and $2,742,000 for the three and nine months ended September 30, 2004, an increase of $139,000 and $164,000, respectively, when compared to expenditures of $747,000 and $2,578,000 in the three and nine months ended September 30, 2003.

The overall increase in selling, general, and administrative expenses in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, is primarily the result of increased expenditures related to legal fees, bad debt expense and employee compensation and related fringe benefits offset in part by decreased expenditures related to travel.

The overall increase in selling, general, and administrative expenses in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is primarily the result of increased expenditures related to legal fees and bad debt expense offset in part by decreased expenditures related to employee compensation and related fringe benefits, travel and annual meeting expenses.

Research and Development Expenses

Research and development expenditures were $616,000 and $1,661,000 for the three and nine months ended September 30, 2004, increases of $333,000 and $917,000, respectively, when compared to $283,000 and $744,000 in the three and nine months ended September 30, 2003.  The increased expenditures were incurred in connection with the development of the Optiwave 980TM Cardiac Laser Ablation System (“Optiwave 980 System”) and additional product development work on longer term research and development projects.

We expect to continue to incur significant new research and development expenditures in future quarters in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2004 fourth quarter research and development expenditures to increase in the aggregate approximately $300,000 to $500,000 compared to the fourth quarter of 2003 as we complete the development of the Optiwave 980 System and advance certain other longer term research and development projects.

Other Income

Other income for the nine months ended September 30, 2004 includes proceeds from an insurance settlement. In addition, interest income increased in the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 due to higher average cash balances.

Net Income (Loss)

The Company incurred a net loss in the three and nine months ended September 30, 2004 as compared to net income in the three and nine months ended September 30, 2003 due to higher operating expenses and lower gross margin dollars.

Although the Company incurred a net loss in the three and nine months ended September 30, 2004, the Company expects to have taxable income as a result of the advance payment received from Edwards in February 2004.  The Company has available U.S. net operating loss carryforwards; however, these may not be used to fully offset the Company’s tax liability as a result of alternative minimum tax rules.  Accordingly, the Company has provided an income tax provision.  In the three and nine months ended September 30, 2003, the Company had taxable income while its U.S. net operating loss carryforwards were available to reduce taxable income in 2003.

We expect to incur a net loss in the fourth quarter of 2004, due in large part to our planned increased investment in research and development, as discussed above.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe kit shipments are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three and nine months ended September 30, 2004 and September 30, 2003 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	% Increase (decrease) over 2003	2003	2004	% Increase (decrease) over 2003	2003

Domestic	539	10%	488	1,423	2%	1,395
International	53	253%	15	99	(24)%	130
Total	592	18%	503	1,522	—	1,525

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents of $10,310,000.

During the nine-month period ended September 30, 2004, the Company recorded a net loss of $1,037,000.  The net loss was offset by net favorable working capital changes (primarily an increase in deferred revenue of $4,510,000) which resulted in net cash provided by operating activities of approximately $4,001,000.  Cash used in investing activities was approximately $146,000, consisting of an investment in equipment.  Cash provided by financing activities was approximately $90,000, consisting of proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.  The Company believes that its existing cash resources will meet its working capital requirements through the next 12 months.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model may result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Application of Critical Accounting Policies and Estimates – Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of placement lasers under usage contracts are under-performing and it chooses to re-deploy these lasers to other new hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.  We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our investments in both manufacturing and research and development staff and capital equipment necessary to pursue these new strategic initiatives, including, but not limited to, the Optiwave 980 System.  In addition to our anticipated increase in research and development expenditures, we expect our capital expenditures in the next 12 months to be in the range of $100,000 to $200,000.  We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

We expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended September 30, 2004.  We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending in the areas of manufacturing and research and development for the Optiwave 980 System. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems.  Approximately 92% and 93%, respectively, of our revenues in the three and nine months ended September 30, 2004 and 95% in the year ended December 31, 2003, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optiwave 980 System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, referred to as AF, or atrial flutter), Edwards is our exclusive worldwide distributor of those products.  As a result of the TMR relationship, Edwards accounted for 84% and 86% of our total revenue in the three and nine months ended September 30, 2004 and 89% in the year ended
December 31, 2003, respectively, and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is dependent on certain suppliers

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, and certain components for the Optiwave 980 System, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers.  We are dependent upon our sole suppliers to perform their obligations in a timely manner.  In the past, we have experienced delays in product delivery from our sole suppliers and, because we do not have an alternative supplier to produce these products for us, we have little leverage to enforce timely delivery. Any delay in product delivery or other interruption in supply from these suppliers could prevent us from meeting our commercial demands for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we do not require significant quantities of any components because we produce a limited number of our products each year.  Our low-quantity needs may not generate substantial revenue for our suppliers.  Therefore, it may be difficult for us to continue our relationships with our current suppliers or establish relationships with additional suppliers on commercially reasonable terms, if at all, and such difficulties may seriously harm our business, financial condition and results of operations.

We must complete development of the Optiwave 980 System and be able to manufacture it in required volumes at commercially reasonable costs

We must successfully complete development of the Optiwave 980 System.  We expect to outfit our facility with the necessary production and test equipment and train our employees on how to build the product. This will include the need to manufacture highly specialized disposable handpieces for which we have no comparable prior experience producing at any volume.  Until such time as we become more proficient in these manufacturing methods, if ever, we may encounter problems related to:

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

Our company may be unable to raise needed funds

As of September 30, 2004, we had cash and cash equivalents totaling $10,310,000, which includes $4,533,333 received from our February 2004 transaction with Edwards.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our stockholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

•      have more heart surgeons trained to perform TMR procedures using the Heart Laser Systems and surgical tissue ablation procedures using the Optiwave 980 System; and

•      maintain and expand third-party reimbursement for the TMR procedure.

To date, only a limited number of heart surgeons have been trained in the use of TMR, and we are dependent on Edwards to expand related marketing and training efforts in the U.S. for the use of our current and planned future products.

Although the Heart Laser Systems have received FDA approval and the CE Mark, they have not yet received widespread commercial acceptance.  In addition, although the Optiwave 980 System has received FDA clearance, it has not yet secured the CE Mark and it is therefore not yet ready for worldwide commercialization. If we are unable to maintain regulatory clearances, secure the CE Mark for the Optiwave 980 System or achieve widespread commercial acceptance of the Heart Laser Systems or the Optiwave 980 System, our business, financial condition and results of operations will be materially and adversely affected.

Our competitor in TMR may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

Our primary TMR competitor, CardioGenesis, is attempting to obtain FDA approval to market their “percutaneous” method of performing myocardial revascularization, previously known as PMR, and recently rebranded as PMC (percutaneous myocardial channeling), which would provide a less invasive method of creating channels in the heart.  If PMC can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, an approval of a PMC device would have on the future adoption rate for TMR procedures.  If PMC is approved, it could erode the potential TMR market which would have a material adverse effect on our business, financial condition and results of operations.

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

Optiwave 980 System

United States — The FDA has given clearance to the Optiwave 980 System through the 510(k) premarket notification process with indications for use as a surgical instrument for coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non-contact mode in open or closed surgical procedures.

Although we have received clearance from the FDA only for the indications of use stated above, physicians, under the practice of medicine exception, may use the Optiwave 980 System in any manner they choose in treating an individual patient, including using the device to treat patients with AF.  However, neither we nor Edwards have conducted any clinical trials designed to obtain data to submit to the FDA for the purpose of obtaining a specific indication for use of the Optiwave

980 System that would allow us to make claims or otherwise market this device for the treatment of AF. We are aware of at least one company which has indicated they have submitted data to the FDA in support of a labeling claim that, if clearance is obtained, would allow them to market their device for the treatment of AF.

In the event this company or other competitors are successful in obtaining specific indications of use for their devices in the treatment of AF, the Optiwave 980 System may be at a competitive marketing disadvantage until such time, if ever, that Edwards conducts a clinical trial, submits sufficient data to the FDA by means of a new 510(k) and obtains clearance to market the Optiwave 980 System for the treatment of AF. We cannot provide any assurance that Edwards will ever conduct such a clinical trial or, if they do, that the data they obtain and submit to the FDA will be sufficient for the FDA to expand the current indications of use and provide clearance for the Optiwave 980 System to be marketed for the treatment of AF. Also, we cannot assure you that even if such clearance is obtained, that it will be obtained in a timely enough fashion for our products to remain competitive in the marketplace.

Europe — The Optiwave 980 System cannot be marketed in the EU until such time as it receives CE Mark approval. We need to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark that, if granted, will enable the product to be distributed in the EU.

Changes in third party reimbursement for our TMR procedure could materially affect future demand for our TMR products

 Currently, Medicare and Blue Cross Blue Shield provide coverage for TMR when it is performed as both a sole therapy treatment and when used as an adjunct to bypass surgery. Certain other private insurance companies and health maintenance organizations also currently provide reimbursement for these TMR procedures performed with our products, and physician reimbursement codes have been established for both surgical procedures; however, we have limited data as to the breadth of this coverage for the TMR procedures by private insurance companies and health maintenance organizations. Should third party insurance reimbursement for our TMR products be reduced or eliminated in the future, our business, financial condition and results of operations would be materially and adversely affected.

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

•      speculation or actual news announcements in the media or industry trade journals about our company, our products, the TMR or cardiac ablation procedures or changes in reimbursement policies by Medicare and/or private insurance companies;

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

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.    Exhibits

10.1                Form of Stock Option Grant Letter to Non-Employee Directors of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan and 2000 Equity Incentive Plan.

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

PLC SYSTEMS INC.

Date: November 11, 2004	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Letter to Non-Employee Directors of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan and 2000 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.