Form 10-K
period 2004-12-31
PLC SYSTEMS INC
filed 2005-03-25
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2004, was $18,846,846. As of March 18, 2005, 30,067,686 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2005 Annual Meeting of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We currently manufacture two lasers that are used in the treatment of cardiovascular disease. We pioneered the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. In addition, we are completing the development of and manufacturing the Optiwave 980 cardiac laser ablation system, or Optiwave 980 System, under an agreement with Edwards Lifesciences LLC (Edwards). The Optiwave 980 System is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as our exclusive distributor for TMR products. Edwards is our largest customer, accounting for approximately 88% and 89% of our total sales in 2004 and 2003, respectively. We expect this sales trend to continue for the foreseeable future.

Edwards is also our largest shareholder, owning approximately 18% of our outstanding common stock as of December 31, 2004, and has a representative on our Board of Directors.

The CO2 Heart Laser System

TMR is performed by a cardiovascular surgeon, who uses a laser to create channels through the myocardium of the heart in an attempt to restore perfusion to areas of the heart not being reached by diseased or clogged arteries. This technique is used for relief of symptoms of severe angina in patients with ischemic heart disease not amenable to direct coronary revascularization interventions, such as angioplasty, stenting or coronary artery bypass grafting (bypass surgery). In addition to providing new direct pathways for blood to reach the ischemic myocardium, the creation of TMR channels is also believed to promote angiogenesis, the development of new blood vessels.

In August 1998 we received approval from the FDA to market our first generation CO2 Heart Laser, the HL1, throughout the United States. We were the first company to receive FDA approval to commercialize a product to perform TMR. In January 2001 we received approval from the FDA to market our smaller and lighter second generation Heart Laser, the HL2.

Each TMR procedure requires a sterile, single use TMR kit containing assorted TMR handpieces, drapes and other disposable items. The HL1 and HL2 lasers each require a TMR kit as part of the system. The same TMR kit may be used with either the HL1 or HL2 laser. The combination of either an HL1 or an HL2 with a TMR kit is referred to throughout this annual report as the Heart Laser System.

We manufacture the Heart Laser Systems at our facility in Franklin, Massachusetts.

Growth Strategy and Optiwave 980

Throughout 2004 we focused on broadening and diversifying our product portfolio beyond our TMR product line by developing and acquiring new and innovative medical devices to address select cardiac and vascular related markets. As part of our overall business growth strategy, we (1) entered into an agreement with Edwards to complete the development of and manufacture the Optiwave 980 System and (2) advanced certain other longer term research projects currently under development. Our goal is to continue to seek out creative solutions for unmet clinical needs within the cardiac and vascular related markets that possess substantial revenue growth prospects.

The agreement we entered into with Edwards to complete the development of and manufacture the Optiwave 980 System was, we believe, our best first step in implementing our growth strategy. The Optiwave 980 System leverages both our existing core competencies in the field of laser technology and our existing distribution channel with Edwards and has already obtained FDA marketing clearance (510(k)).

The Optiwave 980 System consists of a diode laser power source that delivers laser energy through a flexible fiber optic single use disposable handpiece. We began manufacturing Optiwave 980 laser power sources in the third quarter of 2004 and we delivered the initial shipments to Edwards during the fourth quarter of 2004. Edwards is currently manufacturing the disposable handpieces, which are being used in ongoing marketing evaluations of the Optiwave 980 System. During these evaluations, Edwards has identified certain performance enhancement opportunities that they wish to incorporate into the product. Edwards is in the process of completing the marketing evaluations and testing and implementing these enhancements before they initiate a full marketing launch of the Optiwave 980 System.

Edwards has built a transition inventory of Optiwave 980 disposable handpieces and they believe that this inventory will be sufficient to complete the marketing evaluations. As a result, we expect that we will first begin manufacturing Optiwave 980 disposables in the second half of 2005 should the marketing evaluations prove successful.

Cardiovascular Disease and Current Therapies

According to the 2005 Heart and Stroke Statistical Update, or 2005 HSSU, which was published by the American Heart Association, an estimated 70.1 million Americans suffered from one or more types of cardiovascular disease in 2002, with an estimated 13 million suffering from coronary heart disease, 6.4 million suffering from angina pectoris (chest pain) and 2.2 million suffering from atrial fibrillation.

Cardiovascular disease is the leading cause of death in the U.S., resulting in approximately 38% (or 927,000 in 2002) of all deaths in the U.S. annually. The American Heart Association estimates that the direct and indirect costs of cardiovascular disease in the year 2005 will be approximately $393 billion.

Angina—Current Treatments

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

Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Angioplasty is a less invasive treatment for arteriosclerosis than bypass surgery. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery. By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow and decreased angina symptoms. According to the 2005 HSSU, an estimated 657,000 angioplasty procedures were performed on 640,000 patients in the U.S. in 2002.

Metallic stents were developed to help prevent abrupt closures that sometimes occur after angioplasty. These stents are inserted into the artery after balloon angioplasty to hold the expanded plaque in place. Because it is less traumatic and less costly, stenting procedures are preferred over bypass surgery when the blockages are not complicated and involve few coronary arteries. While offering certain benefits compared to bypass surgery, some studies suggest restenosis, or the reclosure of the stented portion of the artery over time, is a serious problem. A new generation of stents that are coated with drugs targeted at preventing restenosis have recently shown some success. Early studies have shown significant reduction in restenosis when these drug eluting stents are used.

Conventional bypass surgery involves cutting open the patient’s chest, cutting through the sternum, usually connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient’s body to create a bypass around the diseased blood vessel and restarting the heart. According to the 2005 HSSU, an estimated 515,000 coronary artery bypass procedures were performed on 306,000 patients in the U.S. in 2002. Certain patients however are not suited for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some patients with diabetes, and others who are considered too ill to survive surgery.

We believe that TMR using the Heart Laser Systems is useful as a treatment for patients who have severe, stable angina and who are no longer candidates for either angioplasty or bypass surgery because of either extensive disease or small coronary arteries. The FDA has approved the Heart Laser Systems for such patients.

TMR as a sole therapy is designed to be less invasive and less expensive than traditional bypass surgery, and may avoid the restenosis problem common with bypass surgery and balloon angioplasty by not targeting the coronary arteries for treatment.

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

During a sole therapy TMR procedure, the patient is given general anesthesia and an incision is made in the patient’s side between the ribs, exposing the heart. The Heart Laser Systems are synchronized with the patient’s heartbeat, firing only when the left ventricle is filled with blood and is electrically insensitive. We believe that synchronization may reduce the risk of arrhythmias (irregular heartbeats) and their associated morbidity and mortality. Research studies conducted by the Texas Heart Institute in animal models indicated that performing TMR without synchronization may be associated with an increase in life threatening arrhythmias. The synchronization technology is covered under a patent that we own. The Heart Laser Systems are capable of creating a transmural channel in less than 0.1 second with a single laser pulse in a patient whose heart has not been stopped and who has not been placed on a heart-lung bypass machine. The surgeon can vary the pulse width of the laser using a touch key control panel to accommodate for the thickness of the patient’s heart wall. Transesophageal echocardiography is used to confirm that complete channels are made by the laser. Generally, 20 to 40 new channels are created during the procedure.

We believe that, in addition to providing new direct pathways for blood to reach the ischemic myocardium, the creation of transmural channels using the Heart Laser Systems also promotes angiogenesis, the formation of new blood vessels.

Potential Benefits of TMR

In September 2001 long term follow-up data was published in Circulation, the official journal of the American Heart Association, on eligible patients from our FDA clinical studies. The long-term TMR analysis included 78 patients at nine hospitals. Each patient had been suffering from chronic angina and from severe coronary artery disease, or CAD, before receiving treatment with the HL1. The average age of the patients at enrollment was 61. The average preoperative angina class for the group was 3.7 out of a maximum of 4 (angina is measured in classes from one to four, one being the least painful and four being the most painful). After an average of 55 months following the TMR procedure, the group’s average angina class improved from 3.7 to 1.6. This was virtually unchanged from the 1.5 average angina class reported at 12 months following the TMR procedure. In fact, five years after having the TMR procedure with the HL1, 17% of the patients reported having no angina and 64% were in angina class 1 or 2.

Based on clinical results to date, we believe that TMR using the Heart Laser Systems provides a number of benefits, although no assurance can be given that any of the mentioned benefits will be received by patients and no assurance can be given that the FDA will approve additional indications for use of the Heart Laser Systems or that the FDA will not withdraw or alter its current approval. These potential benefits include:

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

Potential Delivery Mechanism for Angiogenic Agents.   The TMR therapy utilizing the Heart Laser Systems may have the potential, with future development, to deliver angiogenic agents, which may assist in the treatment of CAD. This potentially could be accomplished through the use of stand-alone devices or by a device integrated into the current Heart Laser System handpieces that would, concomitantly with the TMR therapy, inject these agents into the myocardium.

Potential Angiogenic Response Stimulator.   With additional clinical research, TMR therapy potentially could be found to be synergistic with delivered growth factors, which may prove useful in treating patients with CAD.

Cardiac Arrhythmias—Current Treatments

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

Several different types of arrhythmias can occur in the human heart. They can occur both in the ventricles and the atria and can be either fast heart rate (tachycardia) or slow heart rate (bradycardia). The most common sustained cardiac arrhythmia is an atrial tachycardia called atrial fibrillation, or AF, that is characterized by the irregular contractions and/or very rapid beating of the atria. During AF, instead of a single smooth wave of contraction, the electrical conduction does not operate normally and a storm of electrical energy spreads in random loops across both atria causing rapid, uncoordinated contractions.

Today we believe AF affects an estimated 5 million people worldwide including an estimated 2.2 million Americans, and we estimate that there are 200,000 to 400,000 new cases diagnosed annually in the U.S. The condition can cause fatigue, dizziness, stroke and in extreme cases death if untreated. It is now understood that AF contributes to 15% to 20% of all strokes, and the need for life-long drug therapy can significantly impair the quality of life for patients.

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

The surgical Cox-Maze procedure is currently the most effective cure for AF with a reported success rate of over 95%. This is an extremely invasive, open-heart procedure that involves dissecting the atrium with a scalpel and sewing it back together to block the errant electrical signals allowing the heart to return to its normal rhythm. Because of its invasiveness and technical difficulty, we believe only several hundred Cox-Maze procedures are performed annually in the U.S.

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

AF surgery with these alternative energy sources can be performed from the inside of the arrested heart (endocardially) in conjunction with other cardiac procedures or, in some cases, from the outside of the heart (epicardially) while it is beating in a minimally invasive procedure. Since AF typically occurs in 30% to 45% of patients with mitral valve disease and the atrium is usually opened to repair or replace a mitral valve, we believe the initial surgical market for these new procedures will be in combination with mitral valve surgery.

Cardiac Tissue Ablation Using the Optiwave 980 System

The Optiwave 980 System being developed is a laser-based device that uses a 60-watt, 980nm diode laser as its power source. The laser power is delivered to various handpieces through a flexible optical fiber. The diode wavelength corresponds to a water absorption peak and causes tissue ablation by dielectric heating.

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

In a study performed in 2003 at Columbia University using the Optiwave 980 System, endocardial ablations were performed on 12 dogs. All of the lesions were transmural, all were effective and there were no complications from collateral injury.

We believe some of the beneficial features of the Optiwave 980 System are:

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

Potential Benefits of Cardiac Tissue Ablation

The most time-consuming aspect of the Cox-Maze procedure is the need to create numerous incisions in the atria, essentially taking apart the tissue like a jigsaw puzzle and then meticulously sewing it back together. In addition, the procedure must be done on a stopped heart that is on cardiopulmonary bypass. As the new cardiac ablation devices are perfected, the goal will be to obtain clinically acceptable AF cure rates with a minimally invasive, easy to perform, low-cost procedure.

We believe that the Optiwave 980 System is positioned to solve problems with the Cox-Maze procedure. When using this system, the atria do not have to be cut apart and sewn back together. Electrical path blocking lesions can be made from the inside of the atria if the procedure is being done in conjunction with a valve procedure or potentially from the outside of the heart, while it is beating, without making any incisions in the atria.

We believe that the fact that this procedure has the potential to be performed minimally invasively on a beating heart and can have high cure rates, would make it an attractive alternative for many patients with AF.

Sales and Marketing Strategy

TMR Products—Sales Channel

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

International sales (by origin) accounted for 6%, 6% and 5% of our total revenue in 2004, 2003 and 2002, respectively. We had no sales by origin in Canada, our jurisdiction of incorporation.

We sell our TMR products to both Edwards and our international distributors at a discount off list price.

Cardiac Tissue Ablation Products—Sales Channel

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products. By agreement, they are prohibited from offering for sale any directly competitive surgical products without first offering such competitive products to us to manufacture.

The Optiwave 980 System currently is only approved for marketing in the U.S. We believe we will be able to secure the regulatory approval (CE Mark) necessary to market this product throughout the European Union (EU) in 2005.

We understand that Edwards intends to use its direct sales force to market the Optiwave 980 System in the U.S. Internationally we understand that they intend to use both a direct sales force and third party distributors depending on the country in which they intend to market the product.

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

Edwards also currently conducts Center of Excellence TMR training programs across the country (i) to facilitate increased surgeon training for potential sales closure, (ii) to facilitate new site initiation, and (iii) to increase the number of surgeons trained in the use of our products. These TMR training programs are focused on educating prospective surgeons, as well as surgeons from new and existing customer sites. These comprehensive programs facilitate interaction among experienced users, enabling them to discuss best practices and focus on ensuring the best possible patient outcomes, including intensive discussions on patient selection and management. Course participants often view live, narrated procedures via closed circuit television. Actual hands on training is also provided in the use of our products.

Edwards’ direct sales force is supported by a promotional program that consists of electronic and print media advertising, public relations, direct mail, trade shows and educational symposia, all focused on disseminating critical information to decision makers and key purchase influencers. No assurance can be given that such programs will continue or be implemented successfully by Edwards.

Products and Customers

We market one principal product line, which consists of two patented high-powered carbon dioxide laser systems known as the Heart Laser Systems. Approximately 90%, 95% and 92% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from the sales and service of our Heart Laser Systems.

During 2004, 2003 and 2002, sales to Edwards accounted for 88%, 89% and 87%, respectively, of our total revenues.

Manufacturing

We manufacture and test our TMR products and the Optiwave 980 laser power sources at our facility in Franklin, Massachusetts, approximately 40 miles west of Boston. Optiwave 980 disposables are expected to be manufactured at a facility we lease in Billerica, Massachusetts, approximately 20 miles northwest of Boston. We believe that our manufacturing capacity will be sufficient to meet market demands anticipated in the coming year for all our products.

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

Government Regulation

The Heart Laser Systems and the Optiwave 980 System, as well as other medical devices that we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S. Our laser products are subject to additional FDA regulation under the radiation health and safety provisions of the FDC Act, which imposes labeling and other safety requirements related to radiation hazards.

As a device manufacturer, we are also required to register with the FDA. As such, we are subject to inspection on a routine basis for compliance with the FDA’s Quality Systems regulations. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require that we provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. The FDA also prohibits an approved device from being marketed for unapproved uses. Our product promotion and advertising is subject to continuing FDA regulation. Our laser products are subject to periodic inspection under the radiation health and safety provisions of the FDC Act for compliance with labeling and other safety regulations. The failure to comply with the applicable regulatory requirements may subject us to a variety of administrative or judicially imposed sanctions, including the FDA’s refusal to approve pending or supplemental applications, withdrawal of an approval or clearance, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil and criminal penalties against that company or its officers, directors or employees. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We intend to continuously improve our products after market introduction and may therefore submit future Investigational Device Exemption, Pre-Market Notification (“510(k)”), Pre-Market Approval (“PMA”), or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the changes.

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

The FDA has given clearance to the Optiwave 980 System under a 510(k) with indications for use as a surgical instrument for the coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non-contact mode in open or closed surgical procedures.

Third-Party Reimbursement

Healthcare providers, including hospitals and physicians that purchase medical devices, such as the Heart Laser Systems and Optiwave 980 System, for use on their patients, generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.

Currently Medicare coverage is provided for TMR when it is performed as a sole therapy treatment. In addition, when two or more medical procedures are performed in combination with each other, Medicare rules generally allow hospitals to bill for whichever of the two procedures carries the higher reimbursement amount. Therefore, in situations where sole therapy TMR reimbursement rates exceed that provided for bypass surgery alone, if hospitals perform a combination procedure where both bypass surgery and adjunctive TMR are performed on a patient, the hospital is able to bill for the higher TMR procedure reimbursement payment. In these instances, the doctor also can bill an additional amount for performing multiple procedures.

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

Cardiac tissue ablation procedures, such as those that would be performed using the Optiwave 980 System, are also currently reimbursed by Medicare when performed as a sole therapy. In instances where a surgeon might perform a cardiac tissue ablation procedure in combination with another heart related procedure, such as a valve replacement or repair, we believe the other procedure will normally carry a higher reimbursement and, therefore, will be the procedure that the hospital bills to Medicare.

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

Since April 1992, we have received 30 U.S. patents. These patents have terms which expire from 2009 through 2020 and cover, among other things, laser technology to create a pulsed, fast-flow laser system, the use of a laser on a beating heart to revascularize the heart using TMR related disposable components, and the system used to time the heart’s contractions to synchronize the laser firing at the correct time. We also have U.S. patent applications pending relating to technology used in the Heart Laser Systems and technologies associated with percutaneous myocardial revascularization. Edwards is the owner of the intellectual property rights in the Optiwave 980 System.

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

Competition

TMR Products

Our only direct competitor in the TMR market at this time is CardioGenesis. Although we do not believe it likely, because of the length of time and significant cost involved to conduct the necessary human clinical trials that would be required to secure approval from the FDA to market new TMR products, other companies may enter the TMR market in the future.

CardioGenesis has received FDA approval to market its holmium laser in the U.S. to perform TMR. CardioGenesis has also received CE Mark approval for their TMR system, which allows them to sell their product commercially in the European Union. CardioGenesis recently introduced in December 2004 a new model of their TMR laser and is promoting the advantages they believe their TMR system provides surgeons who wish to perform minimally invasive or robotically assisted TMR procedures. It is unclear at this time how successful, if at all, CardioGenesis will be with this new marketing program or what impact their new line of TMR products will have in terms of competing with our present Heart Laser System design.

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

Cardiac Tissue Ablation Products

Drug therapy currently accounts for nearly half of the current treatment for AF. The therapy is individualized to the patient and usually focuses on number, duration and/or severity of symptoms instead of achieving a cure, which remains elusive. In addition, many patients do not respond to drug treatment. These and other factors have created an environment in which new therapies that cure the condition in a safe and cost effective manner are likely to be adopted. Because of this, a number of companies have developed or are in the process of developing new devices for the treatment of AF.

Aside from drugs, there are a number of methods for treating AF, including surgical management, cardioversion, implantable devices and catheter-based ablation.

Surgical management includes the Cox-Maze procedure performed with either a scalpel or surgical ablation devices such as the Optiwave 980 System. We believe that the Optiwave 980 System, at the time that it becomes commercially available, will be the only laser based surgical ablation system then on the market. Other surgical ablation systems exist using other sources of energy such as radio-frequency (RF), microwave, cryo-ablation and ultrasound. Each of these systems has advantages and disadvantages. A number of companies supply such devices, which will compete directly with the Optiwave 980 System when it becomes commercially available.

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

Catheter-based ablation technologies are similar to the surgical ablation technologies, except the ablation energy is delivered percutaneously through a catheter. A number of companies are developing devices for this procedure.

Research and Development

Research and development expenses were $2,130,000, $980,000 and $889,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We expect to continue to incur significant new research and development expenditures in the future in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings. In particular, we expect our 2005 research and development expenditures to increase approximately $600,000 compared to 2004 as we attempt to complete the development of the Optiwave 980 System and advance certain other longer term research and development projects.

We continue to monitor technologies that may be applicable to TMR or cardiac ablation systems. No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 18, 2005, we had 29 full-time employees worldwide, including our executive officers. Of these, 8 are in general and administrative positions, 2 are involved in sales, 6 are involved in research and development, 7 are involved in manufacturing, 5 are involved in service and 1 is involved in quality and regulatory affairs. We also employ 3 part-time employees, 1 in administration and 2 in quality and regulatory affairs. None of our employees are represented by a union. We consider our relationship with our employees to be good.

Company Information

We were incorporated pursuant to the COMPANY ACT of British Columbia, Canada on March 3, 1987. We transferred our jurisdiction of incorporation to the Yukon Territory of Canada in March 1999. Our principal offices and manufacturing facilities are located at 10 Forge Park, Franklin, Massachusetts 02038. Our telephone number is (508) 541-8800. Our Internet address is www.plcmed.com. As used herein, the references to PLC, we, our and the Company mean, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc. and PLC Sistemas Medicos Internacionais (Deutschland) GmbH.

Item 2. Properties

We maintain our principal executive offices and manufacturing and development operations in 24,000 square feet of leased space in Franklin, Massachusetts. The lease expires on August 31, 2009. We also lease 1,900 square feet of office and manufacturing space in a second facility located in Billerica, Massachusetts. The lease for this space expires on February 28, 2006. The total base rental payments for the fiscal years ending December 31, 2005, 2006, 2007, 2008 and for the eight months ending August 31, 2009 are approximately $318,000, $260,000, $255,000, $261,000 and $176,000, respectively. We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3. Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 17, 1992, our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol “PLC”. On March 16, 2005, the closing sale price of our common stock was $0.62 per share.

For the periods indicated, the following table sets forth the range of high and low sales prices for our common stock from January 1, 2003.

2003	High	Low
First Quarter	$0.64	$0.40
Second Quarter	$0.74	$0.41
Third Quarter	$1.09	$0.62
Fourth Quarter	$1.85	$0.88

2004	High	Low
First Quarter	$2.00	$1.10
Second Quarter	$1.50	$0.73
Third Quarter	$0.96	$0.60
Fourth Quarter	$0.94	$0.71

As of March 16, 2005, there were 768 record holders of our common stock. We believe that there are approximately 10,483 beneficial owners of our common stock.

Dividends

We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Canadian Tax Matters

This summary is applicable to a holder or prospective purchaser of our common stock who is not (and is not deemed to be) a resident in Canada, does not (and is not deemed to) use or hold the common stock in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.

This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations thereunder. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common stock and no representation with respect to Canadian federal income tax consequences to any holder of common stock is made herein. Accordingly, prospective purchasers and holders of the common stock should consult their own tax advisers with respect to their individual circumstances.

Sales or Other Dispositions of Shares

A capital gain realized on the disposition of common stock by a person resident in the United States (a “non-resident”) will not be subject to tax under the Income Tax Act (Canada) unless the shares held by the non-resident are “taxable Canadian property”. In general, common stock will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the common stock in carrying on business in Canada or where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the company, which were listed on a prescribed stock exchanged, were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arms’ length, or by any combination thereof. If common stock constitutes taxable Canadian property, relief nevertheless may be available under the reciprocal tax treaty between Canada and the United States. Under the treaty, gains from the alienation of common stock owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property situated in Canada.

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

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2004 are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(All amounts are in thousands except per share data)
Statement of Operations Data:
Revenues:
Product sales	$5,982	$6,899	$7,425	$7,975	$6,803
Placement and service fees	1,591	1,435	1,413	1,805	3,437
Total revenues:	7,573	8,334	8,838	9,780	10,240
Cost of revenues	3,069	3,343	4,092	5,591	7,220
Gross profit	4,504	4,991	4,746	4,189	3,020
Operating expenses:
Selling, general and administrative	3,329	3,297	3,626	7,438	9,143
Research and development	2,130	980	889	904	1,680
Total operating expenses	5,459	4,277	4,515	8,342	10,823
Income (loss) from operations	(955)	714	231	(4,153)	(7,803)
Liquidation of subsidiary:
Foreign currency loss	—	(257)	—	—	—
Other income, net	175	60	74	251	393
Income (loss) before income taxes	(780)	517	305	(3,902)	(7,410)
Provision for income taxes	53	—	—	—	—
Net income (loss)	$(833)	$517	$305	$(3,902)	$(7,410)
Basic and diluted earnings (loss) per share	$(0.03)	$0.02	$0.01	$(0.13)	$(0.32)
Average shares outstanding:
Basic	30,025	29,826	29,696	29,248	23,266
Diluted	30,025	30,414	29,784	29,248	23,266

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$10,658	$7,405	$6,470	$5,785	$5,010
Total assets	13,327	9,849	10,328	12,298	15,078
Secured borrowings, long-term	—	—	408	1,446	3,079
Stockholders’ equity	6,829	7,556	6,725	6,310	6,216

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We currently manufacture two lasers that are used in the treatment of cardiovascular disease. Our Heart Laser Systems are used to treat patients with severe angina and the Optiwave 980 System, when commercially introduced, is expected to be used to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as our exclusive distributor for TMR products. Edwards is our largest customer, accounting for approximately 88% and 89% of our total sales in 2004 and 2003, respectively. We expect this sales trend to continue for the foreseeable future.

Approximately 90% of our revenues in 2004 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to hospitals. TMR kit shipments to hospitals were relatively flat from 2003 to 2004. We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

Our management reviews a number of key performance indicators to assist them in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Edwards in a rolling twelve month sales forecast, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and Edwards’) and (6) short term and long term projected cash flows of the business.

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

Inventories

Inventories are stated at the lower of cost or market value. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing twelve month sales, (2) expected future product line demand, based in part on sales forecast input received from Edwards, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands. Historically, we have found our reserves to be adequate.

Allowance for Doubtful Accounts

For our accounts receivable, we continuously monitor collections from customers, our principal customer being Edwards, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. Historically, we have not experienced significant losses related to our accounts receivable. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

We record revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004 in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We expect to amortize this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. For the year ended December 31, 2004, we recorded amortization of $183,000.

TMR lasers are billed to Edwards in accordance with purchase orders that we receive. Invoiced TMR lasers are recorded as other current assets and deferred revenue on our consolidated balance sheet until such time as the laser is shipped to a hospital, at which time we record revenue and cost of revenue.

Under the terms of the Edwards TMR distribution agreement, once Edwards has recovered a prescribed amount of revenue from a hospital for the use or purchase of a TMR laser, any additional revenues earned by Edwards are shared with us pursuant to a formula established in the distribution agreement. We only record our share of such additional revenue, if any, at the time the revenue is earned.

We record revenue from the sale of TMR kits and TMR lasers to international distributors or hospitals at the time of shipment.

Prior to entering into the Edwards TMR distribution agreement, we installed TMR lasers in hospitals under placement contracts that did not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of placement and service fees when the laser is installed.

Results of Operations

Results for the past three years and the related percent of revenues were as follows:

	2004		2003		2002
	$	%	$	%	$	%
	(dollars in thousands)
Total revenues	$7,573	100.0%	$8,334	100.0%	$8,838	100.0%
Total cost of sales	3,069	40.5	3,343	40.1	4,092	46.3
Gross profit	4,504	59.5	4,991	59.9	4,746	53.7
Selling, general & administrative	3,329	44.0	3,297	39.6	3,626	41.0
Research & development	2,130	28.1	980	11.8	889	10.1
Income (loss) from operations	(955)	(12.6)	714	8.6	231	2.6
Other income	175	2.3	60	0.7	74	0.8
Liquidation of subsidiary:
Foreign currency loss	—	0.0	(257)	(3.1)	—	0.0
Income (loss) before income taxes	(780)	(10.3)	517	6.2	305	3.4
Provision for income taxes	53	0.7	—	—	—	—
Net income (loss)	$(833)	(11.0)%	$517	6.2%	$305	3.4%

	2004	Increase (decrease) over 2003		2003	Increase (decrease) over 2002		2002
	$	$	%	$	$	%	$
	(dollars in thousands)
Product sales	$5,982	$(917)	(13)%	$6,899	$(526)	(7)%	$7,425
Placement and service fees	1,591	156	11	1,435	22	2	1,413
Total revenues	7,573	(761)	(9)	8,334	(504)	(6)	8,838
Product cost of sales	2,346	(478)	(17)	2,824	(736)	(21)	3,560
Placement and service fees cost of sales	723	204	39	519	(13)	(2)	532
Total cost of revenues	3,069	(274)	(8)	3,343	749	(18)	4,092
Gross profit	4,504	(487)	(10)	4,991	245	5	4,746
Selling, general & administrative expenses	3,329	32	1	3,297	(329)	(9)	3,626
Research & development expenses	2,130	1,150	117	980	91	10	889
Total operating expenses	5,459	1,182	28	4,277	(238)	(5)	4,515
Liquidation of subsidiary: Foreign currency loss	—	257	(100)	(257)	(257)	—	—
Other income	175	115	192	60	(14)	(19)	74
Income (loss) before income taxes	(780)	(1,297)	(251)	517	212	70	305
Provision for income taxes	53	53	100	—	—	—	—
Net income (loss)	$(833)	$(1,350)	(261)%	$517	$212	70%	$305

Product Sales

TMR laser revenues, the largest component of product sales in 2004, decreased by $1,020,000, or 23%, as compared to 2003. This decrease is primarily attributable to a $950,000, or 22%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $950,000 decline in domestic TMR laser revenues is primarily a result of both a decrease in the number of new TMR laser units sold by Edwards in 2004 (20) compared to 2003 (29) and a lower average domestic selling price on TMR laser sales (down 8% in 2004).

International TMR laser revenues decreased by $70,000, or 46%, in 2004. Although we shipped a greater number of HL1 TMR lasers in 2004 (2) compared to 2003 (1), the lasers we did sell were at a lower average selling price. We believe the HL1 will continue to have some ability to be sold in price sensitive foreign countries; however, we expect the number to be in limited quantities similar to the past two years.

Disposable TMR kit revenues, the second largest component of product sales, decreased by $236,000, or 12%, in 2004 as compared to 2003. The decrease is primarily related to a $143,000, or 8%, decrease in domestic disposable revenue. This $143,000 decrease resulted from a lower volume of kit shipments to Edwards coupled with a reduced share of revenue on TMR kits. The reduced share of revenue on TMR kits is a result of a modification to the TMR distribution agreement in February 2004, whereby the Company’s share of the revenue on TMR kits sold to hospitals was reduced from 45% to 36.5% in exchange for a payment by Edwards of $4,533,333. The impact of this reduction to 36.5% compared to what disposable revenue would have been at 45% was a reduction of $327,000 in 2004. This impact was offset in part by the recognition of $183,000 of deferred revenue amortization in 2004 related to the $4,533,333 payment by Edwards.

International disposable revenue decreased by $93,000, or 46%, due to a decrease in the number of TMR kits shipped to international customers in 2004 (125) compared to 2003 (135) and a lower overall average selling price this year on those kits that were sold. The decline in average sale price is the result of a greater number of kits being sold outside the European Union in 2004 compared to 2003. A greater number of the kits sold this year were to countries located in Latin America and the Middle East, where we believe pricing pressures are greater and where we sell through distributors at a discount off of list price.

Optiwave 980 System revenues to Edwards, a new component of product sales in 2004, increased $249,000 as compared to 2003 when we had no such sales.

Other product sales, relating to sales of new and refurbished surgical tubes, increased $90,000, or 20%, in 2004.

TMR laser revenues, the largest component of product sales in 2003, decreased by $905,000, or 17%, as compared to 2002. This decrease is primarily attributable to a $1,035,000, or 19%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $1,035,000 decline in domestic TMR laser revenues is primarily attributable to a decrease in the number of new TMR laser units sold by Edwards in 2003 (29) as compared to 2002 (41). This decrease in the number of new TMR lasers sold was offset in part by (1) a higher average domestic selling price on TMR laser sales (up 9% in 2003) and (2) increased revenue sharing on TMR laser transactions earned under the distribution agreement with Edwards.

International laser revenues increased by $130,000, or 565%, in 2003, principally due to the revenue generated from one HL1 laser sale.

Disposable TMR kit revenues, the second largest component of product sales, increased by $623,000, or 45%, in 2003 as compared to 2002. This increase is attributable to an increase in the number of TMR kits shipped to Edwards.

Royalty revenue, a component of product sales, decreased $231,000, or 92%, in 2003 as compared to 2002. This decrease is due to a decline in the guaranteed minimum royalties due from CardioGenesis. Minimum royalties were in effect through June 30, 2002, but ceased thereafter. Although CardioGenesis is required to pay an ongoing royalty on actual sales of covered products after June 30, 2002, we expect that until such time, if ever, that CardioGenesis obtains FDA approval for its PMR device, and provided that device remains a covered product under the terms of the license agreement, royalty revenue will be insignificant.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $13,000, or 3%, in 2003.

Placement and Service Fees

Placement fees declined $82,000, or 33%, in 2004 as compared to 2003. Domestic placement fees declined $195,000, or 90%, while international placement fees increased $113,000, or 377%. Domestic placement fees are generated from a declining HL1 installed base in the U.S. and totaled only $22,000 in 2004. We believe they will continue to be relatively insignificant to our total revenues in the years ahead. The $113,000 increase in international placement fees is due to a new HL2 placement contact customer in 2004.

Service fees increased $238,000, or 20%, in 2004 as compared to 2003. This increase is primarily attributable to a $196,000, or 18%, increase in domestic service revenues. This increase in domestic service revenues is due to more domestic lasers being in service throughout 2004, which resulted in increased billings to Edwards for service contracts, installations and other service related calls. International service revenues also increased $42,000, or 50%, compared to 2003.

Placement fees declined $211,000, or 46%, in 2003 as compared to 2002. Approximately $124,000 of this $211,000 decline is attributable to a reduction in domestic placement fees. The $124,000 reduction in domestic placement fees is in part the result of various U.S. HL1 customers upgrading to the newer HL2. Each upgrade results in a laser sale to Edwards and a corresponding shift in recorded disposable TMR kit sales to these new HL2 customers which are recognized as product sales instead of placement fees. The remaining $87,000 reduction in international placement fees was the result of lower contract fees due to decreased kit shipments to international placement contract customers.

Service fees increased $233,000, or 24%, in 2003 as compared to 2002 due to more domestic lasers in service throughout 2003, which resulted in increased billings to Edwards for service contracts, installations and other service related calls.

Gross Profit

Total gross profit was $4,504,000, or 59.5%, of total revenues, for the year ended December 31, 2004 as compared with gross profit of $ 4,991,000, or 59.9%, of total revenues, for the year ended December 31, 2003. The decrease in gross profit dollars in 2004 as compared to 2003 is due to (1) a decrease in the number of new TMR lasers sold, (2) lower disposable TMR revenues, (3) lower revenues on HL1 transactions and (4) a $40,000 decrease in benefit derived from reducing our warranty accrual. These decreases were offset in part by new 2004 product sales of Optiwave 980 Systems and an increase in service related revenues.

Total gross profit was $4,991,000, or 59.9%, of total revenues, for the year ended December 31, 2003 as compared with gross profit of $4,746,000, or 53.7%, of total revenues, for the year ended December 31, 2002. The improvement in gross profit in 2003 as compared to 2002 is due to (1) higher disposable TMR revenues, (2) an increase in service related revenues and (3) higher average selling price and additional shared revenue on laser transactions. These increases were offset in part by (1) lower royalty revenues from CardioGenesis (2) a decrease in the number of new TMR lasers sold, (3) a $136,000 decrease in benefit derived from reducing our warranty accrual and (4) reduced placement fees.

Selling, General and Administrative Expenses

The overall increase in 2004 as compared to 2003 is primarily a result of increased expenditures related to legal fees of $167,000 offset in part by reduced international expenditures of $111,000 due to the closing of our Swiss subsidiary in late 2003 and other general corporate expenditures.

The overall decrease in 2003 as compared to 2002 is primarily a result of reduced expenditures related to compensation, related benefits, depreciation, telephone and general corporate expenditures.

Research and Development Expenses

The largest component of our research and development expenses in the fiscal years ended December 31, 2004, 2003 and 2002 was the salaries and associated fringe benefits paid to our development staff, which amounted to 46%, 64% and 69% of expenditures.

The increased expenditures in 2004 were incurred in connection with the development of the Optiwave 980 System due to increased salaries and associated fringe benefits, project materials and depreciation related to this program and additional product development work on longer term research and development projects. These increases were offset in part by a $56,000 reduction in an accrued liability related to a past clinical trial that we no longer deemed necessary.

We expect to continue to incur significant new research and development expenditures in 2005 in pursuit of our business strategy to broaden and diversify our product portfolio. In particular, we expect our 2005 research and development expenditures to increase in the aggregate approximately $600,000 compared to 2004 as we complete the development of the Optiwave 980 System and advance other longer term research and development projects.

The overall increase in 2003 as compared to 2002 is primarily related to consulting expenditures incurred in conjunction with our investigation and evaluation of new product development opportunities.

Other Income

The largest component of other income is interest income earned on our cash balances. Interest income increased in 2004 due to higher average cash balances.

In 2003, interest income remained relatively consistent compared to 2002. In addition, other income was lower due to a reduction in foreign currency transaction gains realized in our international operations.

Liquidation of Subsidiary—Foreign Currency Loss

In 2003, we decided to close our Swiss subsidiary. In closing that subsidiary, we realized a non-recurring foreign currency translation loss of $257,000 in the year ended December 31, 2003.

Net Income (Loss)

The change from net income in 2003 to a net loss in 2004 resulted primarily from lower gross margin dollars generated on lower overall sales coupled with higher research and development expenses.

The increase in net income in 2003 as compared to 2002 resulted primarily from higher gross margin dollars generated and lower operating expenses, offset by the non-recurring foreign currency translation loss.

In 2004, we recorded a provision for income taxes due to limitations on the utilization of U.S. net operating loss carryforwards being available to reduce taxable income.

There was no provision for income tax for the year ended December 31, 2003 or 2002, despite a recorded net profit of $517,000 and $305,000, respectively, due to the utilization of U.S. net operating loss carryforwards being available to reduce taxable income.

We expect to incur a net loss in 2005, primarily as a result of our planned increased investments in research and development expenses, as discussed above.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business. We believe kit shipments, although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace. Disposable kit shipments to end users are as follows:

		% Increase (Decrease) Over		% Increase (Decrease) Over
	2004	2003	2003	2002	2002
Domestic (by Edwards)	1,880	1%	1,866	33%	1,407
International	125	(7)	135	(44)	242
Total	2,005	0	2,001	21%	1,649

We believe the limited growth in domestic kit shipments in 2004 was in part a result of some uncertainty surrounding reimbursement for the TMR procedure that was created when the Centers for Medicare and Medicaid Services (CMS) convened an advisory panel meeting in July 2004 to review and discuss the evidence and clinical data regarding TMR. We believe this uncertainty adversely impacted Edwards’ sales. We believe that, following the advisors panel meeting, Medicare decided to leave reimbursement for TMR in place and unchanged.

The limited growth in TMR kit shipments in 2004 may also be partly attributable to what we believe may be an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent in the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures in 2004 may have been adversely impacted.

We believe the increase in domestic kit shipments in 2003 compared to 2002 is due primarily to (1) an increase in the total number of installed lasers in 2003 and (2) lasers installed and available for only a portion of the 2002 being available to hospitals for all of 2003 to perform TMR procedures. Management believes the decline in international kit shipments in 2003 is primarily due to our limited efforts to drive adoption of TMR in international markets.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $9,678,000. We have no debt obligations.

During the year ended December 31, 2004, we recorded a net loss of $833,000. The net loss was offset by net favorable working capital changes (primarily an increase in deferred revenue of $4,548,000) which resulted in net cash provided by operating activities of approximately $3,358,000. Cash used in investing activities was approximately $180,000, consisting of the purchase of equipment. Cash provided by financing activities was approximately $95,000, consisting of the proceeds from the exercise of stock options and shares purchased under our employee stock purchase plan. We believe that our existing cash resources will meet our working capital requirements for at least the next 12 months.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase. We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace. A usage business model likely will result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us. This could result in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Critical Accounting Policies and Estimates—Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of lasers placed under usage contracts are under-performing and it chooses to re-deploy these lasers to other hospital sites in lieu of purchasing a new laser from us. Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals. We cannot predict whether a usage based sales model will be successful, whether implemented by us or Edwards.

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our investments in both manufacturing and research and development staff necessary to pursue these new strategic initiatives, including, but not limited to, the Optiwave 980 System. We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Contractual Obligations

Our long-term contractual commitments consist of operating leases for our two facilities in Billerica and Franklin, Massachusetts and purchase commitments to make payments to suppliers. Our two facility operating leases expire in February 2006 and August 2009, respectively. Future annual minimum payments for these contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$1,270	$318	$515	$437	—
Purchase Obligations	967	967	—	—	—
Total	$2,237	$1,285	$515	$437	—

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

We expect to incur significant operating losses in the near future

We incurred a net loss of $833,000 for the year ended December 31, 2004. We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending in the areas of manufacturing and research and development for the Optiwave 980 System and other strategic research and development programs. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate. We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue. Approximately 90% and 95%, of our revenues in the years ended December 31, 2004 and December 31, 2003, respectively, were derived from the sales and service of our Heart Laser Systems. This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States. In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optiwave 980 System (as well as any other additional surgical products that we may develop for the treatment of AF), Edwards is our exclusive worldwide distributor of those products. As a result of these exclusive distribution arrangements, Edwards accounted for 88% and 89% of our total revenue in the years ended December 31, 2004 and December 31, 2003, respectively, and we expect Edwards to account for the significant majority of our revenue in the future. If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Edwards must successfully complete their marketing evaluations of the Optiwave 980 System before they commit to launch the product

Edwards is currently conducting marketing evaluations of the Optiwave 980 System at hospitals across the country. Edwards must complete these marketing evaluations and judge them to be successful before they will commit to launch the product into the market. Although we believe the evaluations of the product to date have been positive and we expect to begin manufacturing of the Optiwave disposable handpieces in the second half of 2005, we cannot assure you that Edwards will successfully complete these marketing evaluations of the Optiwave 980 System or that they will not decide to cancel the program in the future. Should Edwards decide for whatever reason not to market the Optiwave 980 System, our revenue growth prospects, financial condition and results of operations will be materially and adversely affected.

We must transition manufacturing of the Optiwave 980 disposable handpieces from Edwards and be able to manufacture them in required volumes at commercially reasonable costs

Assuming Edwards successfully completes their marketing evaluations of the Optiwave 980 System, we must successfully transition production of the Optiwave 980 disposable handpieces to our leased manufacturing space in Billerica, Massachusetts. We must hire new skilled manufacturing employees and we must develop and validate our manufacturing processes with respect to building these disposable handpieces. We expect to incur expenses to outfit our manufacturing space with the necessary production and test equipment and to train our employees on how to build the product. We will need to be able to manufacture these highly specialized disposable handpieces for which we have no comparable prior experience producing at any volume. Until such time as we become more proficient in these manufacturing methods, if ever, we may encounter problems, including those related to:

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

We are dependent upon our key personnel and will need to hire additional key personnel in the near future

Our ability to operate our business successfully depends in significant part upon the retention and motivation of certain key technical, regulatory, production and managerial personnel and consultants and our ongoing ability to hire and retain additional qualified personnel in these areas. Competition for such personnel is intense, particularly in the Greater Boston area. We cannot be certain that we will be able to attract such personnel and the loss of any of our current key employees or consultants could have a significant adverse impact on our business.

Our company may be unable to raise needed funds

As of December 31, 2004, we had cash and cash equivalents totaling $9,678,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months. However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future. We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result. To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

To date, only a limited number of heart surgeons have been trained in the use of TMR using the Heart Laser Systems and cardiac tissue ablation procedures using the Optiwave 980 System. We are dependent on Edwards to expand related marketing and training efforts in the U.S. for the use of our current and planned future products.

Although the Heart Laser Systems have received FDA approval and the CE Mark, they have not yet received widespread commercial acceptance. We believe that concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure has limited demand for and use of the Heart Laser Systems. Until there is consensus, if ever, of the medical processes by which TMR procedures relieve angina, we believe some hospitals may delay the implementation of a TMR program.

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

To date, we have received the following regulatory approvals for our products:

Heart Laser Systems

United States—We received FDA approval to market the HL1 Heart Laser System in August 1998 and the HL2 Heart Laser System in January 2001. However, although we have received FDA approval, the FDA:

•        has restricted the use of the Heart Laser Systems by not allowing us to market these products to treat patients whose condition is amenable to conventional treatments, such as heart bypass surgery, stenting and angioplasty; and

•        could impose additional restrictions or reverse its ruling and prohibit use of the Heart Laser Systems at any time.

Europe—We received the CE Mark from the European Union for the HL1 and HL2 in March 1995 and February 2001, respectively. However:

•        the European Union could impose additional restrictions or reverse its ruling and prohibit use of the Heart Laser Systems at any time; and

•        France has prohibited, and other European Union countries could prohibit or restrict, use of the Heart Laser Systems.

Japan—We cannot market our product in Japan until we receive government approval.

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

Optiwave 980 System

United States—The FDA has given clearance to the Optiwave 980 System through the 510(k) premarket notification process with indications for use as a surgical instrument for coagulation of soft tissue, including cardiac tissue, in conjunction with or without endoscopic equipment in the contact or non-contact mode in open or closed surgical procedures.

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

Europe—The Optiwave 980 System cannot be marketed in the EU until such time as it receives CE Mark approval. We need to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark that, if granted, will enable the product to be distributed in the EU.

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

In July 2004, CMS convened the Medicare Coverage Advisory Committee (MCAC) to review and discuss the evidence and clinical data regarding TMR. The MCAC is an advisory panel consisting of clinicians and other medical experts which CMS utilizes to supplement their own internal expertise. Although the MCAC was not convened for the purpose of making a reimbursement coverage recommendation, we believe CMS has reviewed the information presented at the MCAC meeting and has decided to continue existing Medicare coverage for TMR without any modification. No assurance can be given that CMS will not choose to alter Medicare coverage in the future, which could include (1) issuing new guidelines clarifying the patient criteria for Medicare reimbursement, (2) reducing, modifying or eliminating the existing reimbursement coverage for TMR or (3) requesting additional clinical studies to be performed.

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

We are subject to risks associated with international operations

A portion of our product sales are generated from operations outside of the U.S. Establishing, maintaining and expanding international sales can be expensive. Managing and overseeing foreign operations are difficult and products may not receive market acceptance. Risks of doing business outside the U.S. include, but are not limited to, the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property rights in foreign countries may be more difficult to enforce. There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on our business or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions. We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future may not adversely affect our business, financial condition and results of operations, although at the present we do not believe that our exposure is significant as international sales represented only 6% of our consolidated sales in 2004. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 23, 2005, the Compensation Committee of our Board of Directors adopted bonus arrangements for our executive officers for 2005. Mark R. Tauscher, our President and Chief Executive Officer, James G. Thomasch, our Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer, Michael F. Adams, our Vice President, New Ventures, Kenneth J. Luppi, our Vice President, Operations and Development, and Robert I. Rudko, our Chief Scientist, will receive a bonus based one-third on the profitability of our TMR business and two-thirds on the attainment of defined program milestones during the fiscal year ending December 31, 2005. The target bonus payment for Mr. Tauscher is 50% of his base salary, for Mr. Thomasch is 40% of his base salary, and for Messrs. Adams and Luppi and Dr. Rudko is 30% of each of their respective base salaries. The target bonus payments may be adjusted downwards if the profitability of our TMR business does not meet the targets or we do not attain the defined program milestones.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the caption “Item No. 1—Election of Directors”.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Item No. 1—Election of Directors”. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in our Definitive Proxy Statement is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management”.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Financial Statements.   The following documents are filed as Appendix A hereto and are included as part of this annual report on Form 10-K.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits.

The exhibits filed as part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

(c)   Financial Statement Schedules.

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLC SYSTEMS INC.
Date: March 25, 2005	By:	/s/ MARK R. TAUSCHER
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ MARK R. TAUSCHER	President and Chief Executive Officer	March 25, 2005
Mark R. Tauscher	(Principal Executive Officer)
/s/ JAMES G. THOMASCH	Chief Financial Officer	March 25, 2005
James G. Thomasch	(Principal Financial and Principal
Accounting Officer)
/s/ EDWARD H. PENDERGAST	Chairman of the Board of Directors	March 25, 2005
Edward H. Pendergast
/s/ DONALD E. BOBO	Director	March 25, 2005
Donald E. Bobo
/s/ KEVIN J. DUNN	Director	March 25, 2005
Kevin J. Dunn
/s/ BENJAMIN HOLMES	Director	March 25, 2005
Benjamin Holmes
/s/ ALAN H. MAGAZINE	Director	March 25, 2005
Alan H. Magazine
/s/ H.B. BRENT NORTON, M.D.	Director	March 25, 2005
H.B. Brent Norton, M.D.
/s/ ROBERT I. RUDKO, PH.D.	Director	March 25, 2005
Robert I. Rudko, Ph.D.

APPENDIX A

PLC SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

PLC SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 2004 and 2003, and the consolidated results of its operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 10, 2005

PLC SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,678	$6,377
Accounts receivable—Edwards	1,144	1,101
Accounts receivable—other, net of allowance of $104 and $115 in 2004 and 2003, respectively	261	138
Inventories, net	1,112	885
Prepaid expenses and other current assets	592	490
Lease receivables	—	376
Total current assets	12,787	9,367
Equipment, furniture and leasehold improvements, net	293	206
Other assets	247	276
Total assets	$13,327	$9,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$297
Accrued compensation	430	376
Accrued other	301	358
Deferred revenue—Edwards	999	524
Deferred revenue—other	71	31
Secured borrowings	—	376
Total current liabilities	2,129	1,962
Deferred revenue—Edwards	4,181	143
Deferred revenue—other	188	188
Total long-term liabilities	4,369	331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, and 30,068 and 29,896 shares issued and outstanding in 2004 and 2003, respectively	93,731	93,636
Accumulated deficit	(86,582)	(85,749)
Accumulated other comprehensive loss	(320)	(331)
Total stockholders’ equity	6,829	7,556
Total liabilities and stockholders’ equity	$13,327	$9,849

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands, except per share data)
Revenues:
Product sales—Edwards	$5,328	$6,123	$6,505
Product sales—other	654	776	920
Placement and service fees—Edwards	1,322	1,328	1,099
Placement and service fees—other	269	107	314
Total revenues	7,573	8,334	8,838
Cost of revenues:
Product sales—Edwards	1,987	2,551	3,379
Product sales—other	359	273	181
Placement and service fees—Edwards	556	513	532
Placement and service fees—other	167	6	—
Total cost of revenues	3,069	3,343	4,092
Gross profit	4,504	4,991	4,746
Operating expenses:
Selling, general and administrative	3,329	3,297	3,626
Research and development	2,130	980	889
Total operating expenses	5,459	4,277	4,515
Income (loss) from operations	(955)	714	231
Other income (expense):
Liquidation of subsidiary: foreign currency loss	—	(257)	—
Other income, net	175	60	74
Income (loss) before income taxes	(780)	517	305
Provision for income taxes	53	—	—
Net income (loss)	$(833)	$517	$305
Basic and diluted earnings (loss) per share	$(0.03)	$0.02	$0.01
Average shares outstanding:
Basic	30,025	29,826	29,696
Diluted	30,025	30,414	29,784

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
	(In thousands)
Balance, December 31, 2001	29,527	$93,419	$(86,571)	$(538)	$6,310
Exercise of stock options	185	129	—	—	129
Issuance of common stock	86	38	—	—	38
Comprehensive income:
Net income	—	—	305	—	305
Foreign currency translation	—	—	—	(57)	(57)
Total comprehensive income					248
Balance, December 31, 2002	29,798	$93,586	$(86,266)	$(595)	$6,725
Exercise of stock options	19	10	—	—	10
Issuance of common stock	79	40	—	—	40
Comprehensive income:
Net income	—	—	517	—	517
Foreign currency translation, including $257 of realized foreign currency losses	—	—	—	264	264
Total comprehensive income					781
Balance, December 31, 2003	29,896	$93,636	$(85,749)	$(331)	$7,556
Exercise of stock options	159	86	—	—	86
Issuance of common stock	13	9	—	—	9
Comprehensive income:
Net loss	—	—	(833)	—	(833)
Foreign currency translation	—	—	—	11	11
Total comprehensive income					(822)
Balance, December 31, 2004	30,068	$93,731	$(86,582)	$(320)	$6,829

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands)
Operating activities:
Net income (loss)	$(833)	$517	$305
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	122	211
Foreign currency loss on liquidation of subsidiary	—	257	—
Change in assets and liabilities:
Accounts receivable—Edwards	(43)	119	949
Accounts receivable—other	(134)	(13)	248
Inventory	(226)	22	89
Prepaid expenses and other assets	(102)	(120)	(149)
Accounts payable	30	(104)	(571)
Deferred revenue—Edwards	4,514	258	20
Deferred revenue—other	34	20	16
Accrued liabilities	(4)	(471)	(181)
Net cash provided by operating activities	3,358	607	937
Investing activities:
Purchase of equipment	(180)	(91)	(2)
Net cash used for investing activities	(180)	(91)	(2)
Financing activities:
Net proceeds from sales of common shares	95	50	167
Secured borrowings	—	(137)	(121)
Net cash provided by (used for) financing activities	95	(87)	46
Effect of exchange rate changes on cash and cash equivalents	28	16	(26)
Net increase in cash and cash equivalents	3,301	445	955
Cash and cash equivalents at beginning of year	6,377	5,932	4,977
Cash and cash equivalents at end of year	$9,678	$6,377	$5,932

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.   Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets. The Company currently manufactures two lasers that are used in the treatment of cardiovascular disease. PLC pioneered the CO2 Heart Laser System (“The Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina. In addition, PLC is completing the development of and manufacturing the Optiwave 980 cardiac laser ablation system (“Optiwave 980 System”) under an agreement with Edwards Lifesciences LLC (“Edwards”). Following commercial release, the Optiwave 980 System is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is the Company’s exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as the Company’s exclusive distributor for TMR products. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of December 31, 2004, and has a representative on the Board of Directors.

2.   Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PLC and its two wholly owned subsidiaries, PLC Medical Systems, Inc. and PLC Sistemas Medicos Internacionais (Deutschland) GmbH. During 2003, PLC Medical Systems AG was substantially liquidated resulting in the recognition of $257,000 of foreign currency translation losses. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 and 2003 consist of investments in money market funds. These investments are carried at cost, which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents in high-quality financial instruments

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

with a high quality institution. At December 31, 2004 and 2003, the majority of the cash and cash equivalents balance was invested in a single financial institution.

The Company has a concentration of credit risk due to its exclusive distributorship arrangements with Edwards. Edwards accounted for 88%, 89% and 87% of the Company’s revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Collateral is not required on sales to Edwards.

Concentration of Revenues

Approximately 90%, 95% and 92% of the Company’s revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from the sales and service of the Heart Laser System.

Allowance for Doubtful Accounts

For the Company’s accounts receivable, the Company continuously monitors collections from customers, its principal customer being Edwards, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified. Historically, the Company has not experienced significant losses related to its accounts receivable. Collateral is generally not required. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on management’s best estimate of the net realizable value of inventory on hand taking into consideration factors such as actual trailing twelve month sales, expected future product line sales and estimated required service part stocking levels needed to meet warranty, service contract and time and material spare part demands.

Equipment, Furniture, Leasehold Improvements and Long-Lived Assets

Equipment, fixtures and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Depreciation and amortization are based on the following useful lives:

Equipment	3-5 years
Equipment under placement agreements	Life of contract
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or useful life

The Company reviews and evaluates long-lived assets for impairment on a regular basis. In the Company’s opinion, long-lived assets are not impaired as of the balance sheet dates presented.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

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

Changes in the warranty accrual were as follows (in thousands):

	Year Ended December 31,
	2004	2003
Balance, beginning of period	$60	$100
Change in liability for warranties issued during the period	4	19
Change in liability for pre-existing warranties	(4)	(59)
Balance, end of period	$60	$60

Revenue Recognition

The Company records revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3). The Company expects to amortize this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. For the year ended December 31, 2004, the Company has recorded amortization of $183,000.

TMR lasers are billed to Edwards in accordance with purchase orders that the Company receives. Invoiced TMR lasers are recorded as other current assets and deferred revenue on the Company’s Consolidated Balance Sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

Under the terms of the Edwards TMR distribution agreement, once Edwards has recovered a prescribed amount of revenue from a hospital for the use or purchase of a TMR laser, any additional revenues earned by Edwards are shared with the Company pursuant to a formula established in the distribution agreement. The Company only records its share of such additional revenue, if any, at the time the revenue is earned.

The Company records revenue from the sale of TMR kits and TMR lasers to international distributors or hospitals at the time of shipment.

Prior to entering into the Edwards TMR distribution agreement, the Company installed TMR lasers in hospitals under placement contracts that did not transfer substantial ownership of the equipment to the customer. Revenues from these transactions are recognized over the life of the placement agreement in accordance with the specific terms of the contract.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of placement and service fees when the laser is installed.

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

Earnings (Loss) per Share

In 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

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

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

For the years ended December 31, 2004 and 2003, 6,170,000 and 3,866,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss) available for common shareholders	$(833)	$517	$305
Weighted average outstanding shares of common stock	30,025	29,826	29,696
Dilutive effect of employee stock options and warrants	—	588	88
Common stock and common stock equivalents	30,025	30,414	29,784
Earnings (loss) per share:
Basic	$(0.03)	$0.02	$0.01
Diluted	$(0.03)	$0.02	$0.01

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), and will continue to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). Under APB Opinion No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the fair market value of the underlying common shares.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders—As reported	$(833)	$517	$305
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(470)	(147)	(582)
Net income (loss) attributable to common stockholders—Pro forma	$(1,303)	$370	$(277)
Earnings (loss) per basic and diluted share attributable to common stockholders—As reported	$(0.03)	$0.02	$0.01
Earnings (loss) per basic and diluted share attributable to common stockholders— Pro forma	$(0.04)	$0.01	$(0.01)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	2004	2003	2002
Expected life (years)	3	3	3
Interest rate	1.47%-2.53%	1.59%-2.98%	3.82%
Volatility	.734-.803	.585-.788	.738
Expected dividend yield	None	None	None
Weighted average fair value of options granted during the year	$0.41	$0.25	$0.32

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure only approach permitted by SFAS 123 and elected by the Company, is no longer an alternative. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

2.   Significant Accounting Policies (Continued)

periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

3.   Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development of the Optiwave 980 System. Under the terms of the agreement, the Company will have exclusive manufacturing rights to build the Optiwave 980 System and other related surgical products. The Company will be responsible, among other things, for ongoing research and development and manufacture of the product and for obtaining regulatory approvals. Edwards will be responsible for the approval, funding and conduct of any clinical studies designed to obtain data in support of a new product approval or clearance as required by the FDA or other regulatory body.

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which initially was recorded as deferred revenue in the Company’s Consolidated Balance Sheet. See Note 2, “Revenue Recognition”.

4.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2004	2003
Raw materials	$889	$668
Work in process	130	70
Finished goods	93	147
	$1,112	$885

At December 31, 2004 and 2003, inventories are stated net of a reserve of $528,000 and $806,000, respectively, for potentially obsolete inventory.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

5.   Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2004	2003
Equipment	$2,437	$2,256
Equipment under placement agreements	1,176	2,292
Office furniture and fixtures	582	582
Leasehold improvements	346	346
	4,541	5,476
Less accumulated depreciation and amortization	4,248	5,270
	$293	$206

Depreciation expense was $94,000, $89,000 and $180,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.   Stockholders’ Equity

In January 2001, the Company issued 5,333,333 shares of common stock to Edwards at $.75 per share resulting in net proceeds of approximately $3,898,000. Edwards has certain preemptive rights to maintain their ownership position relative to future stock offerings. The Company also issued 1,000,000 warrants to purchase shares of common stock at $1.50 per share, 1,000,000 warrants to purchase shares of common stock at $2.50 per share, and 1,000,000 warrants to purchase shares of common stock at $3.50 per share. These warrants expire in January 2004, January 2005 and January 2006, respectively. The 1,000,000 warrants due to expire in January 2004 and January 2005 did so unexercised. In connection with this transaction, the Company issued to a financial advisor a warrant to purchase 100,000 shares at $1.00 per share, expiring January 2006.

At December 31, 2004, there were 6,670,675 shares of authorized but unissued common stock reserved for issuance under all stock option plans, the employee stock purchase plan and stock warrants.

The Company has unlimited authorized shares of preferred stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations in the preferred stock at the time of issuance.

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

7.   Stock Option and Stock Purchase Plans

The Company’s 1995 Stock Option Plan (“1995 Plan”), 1997 Executive Stock Option Plan (“1997 Executive Plan”), 2000 Employee Stock Purchase Plan (“Purchase Plan”), 2000 Equity Incentive Plan (“2000 Plan”), 2000 Non-Statutory Stock Option Plan (“2000 Non-Statutory Plan”) and 2000 Non-Qualified Retention and Performance Equity Plan (“2000 Retention Plan”), collectively referred to as the

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

7.   Stock Option and Stock Purchase Plans (Continued)

“Plans”, allow for the granting of options aggregating 4,236,144 shares of common stock. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under all the Plans generally become exercisable ratably over one to four years from the date of grant, or based on the attainment of specific performance criteria, and expire ten years from the date of grant.

Annually, the Company grants 15,000 options to each of its non-employee directors who have vested in their initial option grant of 30,000 options. A director must attend at least 60% of all Board meetings, as well as committee meetings, to receive the grant. In addition, the Chairman of the Board receives an annual grant of 30,000 options. The options generally vest either immediately or over one year on a quarterly basis and expire ten years from the date of grant. The exercise price is the fair market value of the Company’s common stock on the date of grant.

The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant non-qualified options at an exercise price of at least 85% of the fair market value of the common stock.

In May 2004, the Company granted new options to purchase 895,000 shares of the Company’s common stock to employees and non-employee directors which vested immediately upon granting.

In August 2002, the Company communicated to its domestic employees an offer to exchange certain employee stock options having an exercise price of $.75 or more per share previously granted to them in return for nonqualified stock options of the Company at an exchange ratio of one new option share for one eligible option share surrendered (the “Exchange Offer”). Each employee who accepted the Exchange Offer was required to exchange all option shares subject to each option grant that the employee surrendered for exchange and to forfeit certain stock options granted to him or her on or after February 26, 2002. Generally, the new options granted in this exchange vest on a cumulative basis with one-sixth of the new option vesting on the date the new option was granted and the remaining portion of the new option vesting in five equal installments at the end of each six-month period thereafter.

The Company issued on or about March 26, 2003 new options to purchase 999,345 shares of the Company’s Common Stock in exchange for the options surrendered in this option exchange program. Because the new options were granted six months and a day from the cancellation, no compensation expense resulted from the grant of the new options.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

7.   Stock Option and Stock Purchase Plans (Continued)

The following is a summary of option activity under all Plans (in thousands, except per option data):

	2004	2003	2002
Outstanding at beginning of year	3,346	2,149	3,855
Options canceled upon termination of expired stock option plans	(22)	(90)	(300)
Granted	927	1,378	5
Exercised	(158)	(20)	(185)
Canceled	(23)	(71)	(1,226)
Outstanding at end of year	4,070	3,346	2,149
Exercisable at end of year	3,539	2,258	1,824
Available for grant at end of year	166	1,070	1,387

	2004	2003	2002
Weighted average exercise price:
Outstanding at beginning of year	$1.51	$2.25	$2.47
Options canceled upon termination of expired stock option plans	$4.63	$4.00	$4.00
Granted	$0.82	$0.53	$0.64
Canceled	$1.15	$1.74	$2.77
Exercised	$0.54	$0.51	$0.62
Outstanding at end of year	$1.38	$1.51	$2.25
Exercisable at end of year	$1.50	$1.97	$2.53

	Range of Exercise Prices
	$0.45 – $0.90	$1.25 – $3.00	$3.88 – $8.88
Options Outstanding:
Number (in thousands)	3,172	335	563
Weighted average remaining contractual life (years)	8.01	5.56	2.96
Weighted average exercise price	0.62	2.16	5.19
Options Exercisable:
Number (in thousands)	2,681	295	563
Weighted average exercise price	0.63	2.27	5.19

The weighted average remaining contractual life of all outstanding options as of December 31, 2004 is 7.11 years.

The Company has an Employee Stock Purchase Plan for all eligible employees. Under the Company’s Purchase Plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 13,390 shares of commons stock in 2004, 78,832 shares of common stock in 2003 and 85,495 shares of

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

7.   Stock Option and Stock Purchase Plans (Continued)

common stock in 2002 at average prices of $0.70, $0.51 and $0.44 per share, respectively. At December 31, 2004, 334,531 shares were reserved for future issuance under the Purchase Plan.

8.   Lease Receivables and Secured Borrowings

Prior to 2001, the Company entered into third-party financing arrangements whereby the Company received payment from a leasing company equal to the present value of guaranteed minimum procedure payments due from the customer after customer acceptance of the HL1. In transactions where the Company had transferred substantially all of the risks and rewards of ownership to the customer and the customer had accepted the HL1, the Company recognized revenues, which were reported as a component of product sales. The Company recognized a lease receivable equal to the present value of the guaranteed minimum lease payments until such time as the Company can legally isolate the lease receivables. The payment received from the leasing company was recognized as a secured borrowing. Interest income and interest expense related to the lease receivables and secured borrowing, respectively, are recognized over time using the effective interest method. Equal amounts of interest income and interest expense are included as a component of other income, net in the Consolidated Statement of Operations. All such arrangements had expired as of December 31, 2004.

9.   Lease Commitments

The Company leases its corporate office under an operating lease agreement which expires in August 2009. In addition to the minimum lease payments, the agreements require payment of the Company’s pro-rata share of property taxes and building operating expenses. The Company also leases additional manufacturing space under an operating lease which expires in February 2006.

As of December 31, 2004, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2005	$318
2006	260
2007	255
2008	261
2009	176
$1,270

Total rent expense was $294,000 in 2004, $296,000 in 2003 and $299,000 in 2002.

10.   Income Taxes

The provision for income taxes shown in the Consolidated Statement of Operations represents federal income taxes currently payable.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

10.   Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2004	2003
Net U.S. operating loss carryforwards	$20,138	$20,399
Net foreign operating loss carryforwards	377	460
Accrued expenses and reserves	585	688
Tax credits	1,039	1,005
Other	2,403	617
Total deferred tax assets	24,542	23,169
Valuation allowance	(24,542)	(23,169)
Net deferred tax assets	$—	$—

The valuation allowance increased by approximately $1,373,000 in 2004 primarily due to a net loss and an increase in temporary differences associated with deferred revenue in 2004. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $24,542,000.

Income (loss) before taxes consisted of the following (in thousands):

	2004	2003	2002
Domestic	$(4,496)	$1,098	$638
Foreign	3,663	(581)	(333)
	$(833)	$517	$305

The amounts reported above for domestic and foreign income (loss) before taxes include the effects of the write-off of all unsettled intercompany receivables and payables carried on the books of the Company’s U.S. and Swiss operating subsidiaries at the time the Swiss operating subsidiary was formally liquidated in 2004. As such, the U.S. operating subsidiary recorded an expense of approximately $3,800,000 and the Swiss operating subsidiary recorded income of the same amount.

Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2004	2003	2002
Statutory income tax expense (benefit)	$(283)	$471	$267
Utilization of loss carryforwards	(1,398)	(471)	(267)
Unbenefited U.S. losses	1,529	—	—
Unbenefited foreign losses	152	—	—
Benefit for income taxes	$—	$—	$—

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004

10.   Income Taxes (Continued)

At December 31, 2004, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $50 million, which expire at various dates through 2024. In addition, the Company had foreign net operating loss carryforwards of approximately $900,000.

11.   Segment Information

The Company operates in one industry segment - the development, manufacture and sales of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2004
Net sales	$7,111	$462	$7,573
2003
Net sales	$7,864	$470	$8,334
2002
Net sales	$8,420	$418	$8,838

All of the Company’s long-lived assets are located in North America.

12.   Selected Quarterly Data (unaudited)

	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share data)
2004
Total revenue	$1,909	$1,796	$1,606	$2,262	$7,573
Gross profit	1,143	1,049	1,056	1,256	4,504
Income (loss) from operations	(376)	(333)	(446)	200	(955)
Net income (loss)	(350)	(251)	(436)	204	(833)
Earnings (loss) per share, basic and diluted	(0.01)	(0.01)	(0.01)	0.01	(0.03)
2003
Total revenue	$1,734	$2,011	$2,254	$2,335	$8,334
Gross profit	1,093	1,387	1,247	1,264	4,991
Income (loss) from operations	(4)	192	217	309	714
Net income	15	203	225	74	517
Earnings (loss) per share, basic and diluted	0.00	0.01	0.01	0.00	0.02

Schedule II

PLC SYSTEMS INC.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the Year Ended December 31, 2004
Allowance for Doubtful Accounts	$115,000	$(2,000)	$9,000	$104,000
For the Year Ended December 31, 2003
Allowance for Doubtful Accounts	$192,000	$(14,000)	$63,000	$115,000
For the Year Ended December 31, 2002
Allowance for Doubtful Accounts	$267,000	$—	$75,000	$192,000

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Articles of Continuance, pursuant to the Yukon Business Corporations Act, as amended.
3.2

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

10.7

2000 Equity Incentive Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.8

2000 Employee Stock Purchase Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.9

Form of Stock Option Grant Letter to Employees of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan and 2000 Non-Qualified Performance and Retention Plan, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, as previously filed with the Securities and Exchange Commission.

10.10

Form of Stock Option Grant Letter to Non-Employee Directors of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan and 2000 Equity Incentive Plan., incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, as previously filed with the Securities and Exchange Commission.

10.11

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

10.13

Terms of Employment dated October 28, 2003 between the Registrant and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.14

Amendment dated March 15, 2005 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s current report on Form 8-K filed with Securities and Exchange Commission on March 17, 2005.

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

10.17

Warrant to Purchase Common Shares dated January 9, 2001, as issued to Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.18

Warrant to Purchase Common Shares dated January 9, 2001, as issued to Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.19+

Distribution Agreement by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated February 24, 2004, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.20+

Contribution, Development and Manufacturing Agreement by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated as of February 24, 2004, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.21

First Amendment to Distribution Agreement entered into as of February 24, 2004 by and among Edwards Lifesciences LLC, the Registrant and PLC Medical Systems, Inc., incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.22

First Amendment to Shareholders Agreement entered into as of February 24, 2004 by and between Edwards Lifesciences Corporation and the Registrant, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.23

Common Stock Purchase Warrant dated January 9, 2001, as issued to Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.24*	Compensatory Arrangements with Executive Officers.
10.25*	Compensatory Arrangements with Non-Employee Directors.
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed with this annual report on Form 10-K for the year ended December 31, 2004.

+                Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.