Form 10-Q
period 2005-03-31
PLC SYSTEMS INC
filed 2005-05-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
Common Stock, no par value	30,067,686

PLC SYSTEMS INC.

PLC SYSTEMS INC.

Part I.                          Financial Information

Item 1.           Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,599	$9,678
Short-term investments	6,900	—
Accounts receivable – Edwards	1,232	1,144
Accounts receivable – other, net of allowance of $84 and $104 in 2005 and 2004, respectively	200	261
Inventories, net	1,279	1,112
Prepaid expenses and other current assets	778	592
Total current assets	12,988	12,787

Equipment, furniture and leasehold improvements, net	296	293
Other assets	241	247
Total assets	$13,525	$13,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402	$328
Accrued compensation	466	430
Accrued other	304	301
Deferred revenue – Edwards	1,263	999
Deferred revenue – other	65	71
Total current liabilities	2,500	2,129

Deferred revenue – Edwards	4,206	4,181
Deferred revenue – other	188	188
Total long-term liabilities	4,394	4,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,068 shares issued and outstanding as of March 31, 2005 and December 31, 2004	93,731	93,731
Accumulated deficit	(86,766)	(86,582)
Accumulated other comprehensive loss	(334)	(320)
Total stockholders’ equity	6,631	6,829
Total liabilities and stockholders’ equity	$13,525	$13,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales – Edwards	$1,408	$1,362
Product sales – other	150	169
Service fees – Edwards	311	353
Service fees – other	74	25
Total revenues	1,943	1,909

Cost of revenues:
Product sales – Edwards	485	534
Product sales – other	67	56
Service fees – Edwards	138	147
Service fees – other	38	29
Total cost of revenues	728	766

Gross profit	1,215	1,143

Operating expenses:
Selling, general and administrative	880	990
Research and development	571	529
Total operating expenses	1,451	1,519
Loss from operations	(236)	(376)
Other income, net	52	26
Net loss	$(184)	$(350)

Basic and diluted loss per share	$(0.01)	$(0.01)
Average shares outstanding:
Basic	30,068	29,924
Diluted	30,068	29,924

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(184)	$(350)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	33	21

Change in assets and liabilities:
Accounts receivable – Edwards	(89)	(87)
Accounts receivable – other	68	(57)
Inventories	(168)	49
Prepaid expenses and other assets	(185)	(195)
Accounts payable	74	349
Deferred revenue – Edwards	289	4,765
Deferred revenue – other	(3)	45
Accrued liabilities	39	(61)
Net cash provided by (used for) operating activities	(126)	4,479

Investing activities:
Purchase of short-term investments	(6,900)	—
Purchase of equipment	(30)	(53)
Net cash used for investing activities	(6,930)	(53)

Financing activities:
Net proceeds from sales of common shares	—	86
Net cash provided by financing activities	—	86

Effect of exchange rate changes on cash and cash equivalents	(23)	(9)
Net increase (decrease) in cash and cash equivalents	(7,079)	4,503

Cash and cash equivalents at beginning of period	9,678	6,377
Cash and cash equivalents at end of period	$2,599	$10,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1.                                      Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company currently manufactures lasers for use in the treatment of cardiovascular disease.  PLC pioneered the CO2 Heart Laser System (“The Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina.  In addition, PLC is completing the development of and manufacturing the Optiwave 980 cardiac laser ablation system (“Optiwave 980 System”) under an agreement with Edwards Lifesciences LLC (“Edwards”).  Following commercial release, the Optiwave 980 System is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is the Company’s exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as the Company’s exclusive distributor for TMR products. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of March 31, 2005, and has a representative on the Board of Directors.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

In conjunction with signing this new agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which was recorded as deferred revenue in the Company’s Consolidated Balance Sheet.  See Note 8, “Revenue Recognition”.

4.                                      Loss per Share

For the three months ended March 31, 2005 and 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

For the three months ended March 31, 2005 and 2004, 5,168,422 and 5,307,422 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Net loss available for common shareholders	$(184)	$(350)
Weighted average outstanding shares of common stock	30,068	29,924
Dilutive effect of employee stock options	—	—
Common stock and common stock equivalents	30,068	29,924
Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

5.                                      Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended, and presently accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders— As reported	$(184)	$(350)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(34)	(32)
Net loss attributable to common stockholders— Pro forma	(218)	(382)
Loss per basic and diluted share attributable to common stockholders— As reported	$(0.01)	$(0.01)
Loss per basic and diluted share attributable to common stockholders— Pro forma	$(0.01)	$(0.01)

The fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	N/A	3
Interest rate	N/A	1.47%
Volatility	N/A	.803
Expected dividend yield	N/A	None

The Company did not grant any stock options during the quarter ended March 31, 2005.  Therefore, there were no assumptions of expected life, interest rate, volatility or expected dividend yield.

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure only approach permitted by SFAS 123 and elected by the Company, is no longer an alternative. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above.

6.                                      Comprehensive Loss

Total comprehensive loss for the three-month period ended March 31, 2005 and March 31, 2004 amounted to $198,000 and $353,000, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

7.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$1,115	$889
Work in progress	62	130
Finished goods	102	93
	$1,279	$1,112

At March 31, 2005 and December 31, 2004, inventories are stated net of a reserve of $512,000 and $528,000, respectively, for potentially obsolete inventory.

8.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment of $4,533,333 in February 2004.  This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3).  The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. For the three months ended March 31, 2005, the Company has recorded amortization of $76,000.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$60	$60
Payments made	—	—
Change in liability for warranties issued during the year	—	7
Change in liability for preexisting warranties	—	(7)

Balance, end of period	$60	$60

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-

looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below under the heading “Certain Factors that May Affect our Future Results” and elsewhere in this quarterly report.

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We currently manufacture lasers for use in the treatment of cardiovascular disease.  Our Heart Laser Systems are used to treat patients with severe angina and the Optiwave 980 System, when commercially introduced, is expected to be used to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as our exclusive distributor for TMR products. Edwards is our largest customer, accounting for approximately 88% of our total sales for both the three months ended March 31, 2005 and the year ended December 31, 2004. We expect this sales trend to continue for the foreseeable future.

Approximately 87% and 90% of our revenues in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively, came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to hospitals.  We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  No significant changes were made to those policies during the three months ended March 31, 2005.

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

Revenue Recognition

We record revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004 in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. For the three months ended March 31, 2005, we recorded amortization of $76,000.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three months ended March 31, 2005 and 2004 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2005		2004
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,943	100.0%	$1,909	100.0%
Total cost of sales	728	37.5	766	40.1
Gross profit	1,215	62.5	1,143	59.9
Selling, general & administrative	880	45.3	990	51.9
Research & development	571	29.4	529	27.7
Income (loss) from operations	(236)	(12.1)	(376)	(19.7)
Other income	52	2.7	26	1.4
Net income (loss)	$(184)	(9.5)%	$(350)	(18.3)%

	Three Months Ended March 31,
	2005	2004	Increase (decrease) over 2004
	$	$	$	%
	(dollars in thousands)
Product sales	$1,558	$1,531	$27	2%
Service fees	385	378	7	2
Total revenues	1,943	1,909	34	2
Product cost of sales	552	590	(38)	(6)
Service fees cost of sales	176	176	—	—
Total cost of revenues	728	766	(38)	(5)
Gross profit	1,215	1,143	72	6
Selling, general & administrative expenses	880	990	(110)	(11)
Research & development expenses	571	529	42	8
Total operating expenses	1,451	1,519	(68)	(4)
Other income	52	26	26	100
Net income (loss)	$(184)	$(350)	$166	47%

Product Sales

TMR laser revenues, the largest component of product sales in the three months ended March 31, 2005, decreased by $282,000, or 29%, as compared to the three months ended March 31, 2004.  This decrease is primarily attributable to a $297,000, or 30%, decrease in domestic TMR laser revenues generated through our Edwards sales channel.  The $297,000 decline in domestic TMR laser revenues is primarily a result of a decrease in the number of new TMR laser units sold by Edwards in the first quarter of 2005 (four) compared to the first quarter of 2004 (six) coupled with decreased revenue sharing earned under the TMR distribution agreement.  These decreases were offset in part by a higher average domestic selling price on TMR laser sales.

Disposable TMR kit revenues, the second largest component of product sales, increased by $177,000, or 40%, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The increase is primarily related to a $155,000, or 41%, increase in domestic disposable revenue.  This $155,000 increase resulted from (1) a higher volume of kit shipments to Edwards and (2) an increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable revenue increased by $22,000, or 39%, due to an increase in the number of TMR kits shipped to international customers in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Optiwave 980 System revenues from Edwards increased $153,000 in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 when we had no such sales.  The Optiwave 980 System revenues we have recognized to date consist of laser power sources sold to Edwards for use in marketing evaluations that they are conducting. We do not expect significant revenues from Optiwave 980 System sales until such time that Edwards commercially launches the system into the market and we successfully increase our disposable manufacturing capacity to meet Edwards’ sales demand. We believe it will take us approximately six months to sufficiently increase our disposable manufacturing capability if and when Edwards provides us with a sales forecast and, therefore, we do not expect at this time to generate any revenues from the sale of Optiwave disposables in 2005.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $21,000, or 18%, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Service Fees

Service fees increased $7,000, or 2%, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  International service revenues increased $49,000, or 66%, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  This increase was offset in part by a decrease in domestic service revenues of $42,000, or 14%, in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to decreased billings to Edwards for installations and other service related calls.

Gross Profit

Total gross profit was $1,215,000, or 63% of total revenues, for the three months ended March 31, 2005 as compared with gross profit of $ 1,143,000, or 60% of total revenues, for the three months ended March 31, 2004.  The increase in gross profit dollars in the first quarter of 2005 as compared to the first quarter of 2004 is due to (1) higher disposable TMR revenues, (2) new product sales of Optiwave 980 Systems, (3) a higher average domestic selling price on TMR laser sales and (4) an increase in service related revenues. These increases were offset in part by (1) a decrease in the number of new TMR lasers sold, (2) a decrease in additional revenue sharing earned under the TMR distribution agreement and (3) a decrease in other product sales relating to sales of new and refurbished surgical tubes.

Selling, General and Administrative Expenses

The 11% decrease in selling, general and administrative expenses in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily a result of decreased expenditures related to legal and accounting fees, annual report production, and the provision for bad debts.  These decreases were offset in part by increased salary and associated fringe benefits, travel and insurance expenditures.

Research and Development Expenses

The largest component of our research and development expenses in the three months ended March 31, 2005 and 2004 was salaries and associated fringe benefits, which amounted to 40% and 38%, respectively, of expenditures.

The increased expenditures in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were incurred in connection with the development of the Optiwave 980 System due to increased salaries and associated fringe benefits related to this program and additional product development work on longer term research and development projects.

We expect to continue to incur significant new research and development expenditures in 2005 in pursuit of our business strategy to broaden and diversify our product portfolio.  In particular, we expect our annual 2005 research and development expenditures to increase in the aggregate approximately $600,000 compared to 2004 as a result of expected continued work on the Optiwave 980 System and other longer term research and development projects.

Other Income

The largest component of other income is interest income earned on our cash and short-term investments. Interest income increased $26,000 in the first quarter of 2005 compared to the first quarter of 2004 due to higher average interest earned on our cash and short-term investments.

Net Loss

The decrease in net loss to $184,000 in the first quarter of 2005 as compared to $350,000 in the first quarter of 2004 resulted primarily from higher gross margin dollars generated and lower operating expenses.

We expect to incur a net loss in the twelve months ended December 31, 2005, primarily as a result of our planned increased investments in research and development expenses, as discussed above.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe kit shipments are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three months ended March 31, 2005 and March 31, 2004 were as follows:

	March 31, 2005	% Increase over 2004	March 31, 2004

Domestic	439	15%	382
International	50	11	45
Total	489	15%	427

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and short-term investments of $9,499,000.  We have no debt obligations.

During the three-month period ended March 31, 2005, we recorded a net loss of $184,000.  The net loss was offset by net unfavorable working capital changes which resulted in net cash used for operating activities of approximately $126,000.  Cash used in investing activities was approximately $6,930,000, consisting of the purchase of short-term investments of $6,900,000 and investments in equipment.  We believe that our existing cash resources will meet our working capital requirements through the next 12 months.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model will result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us.  This results in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Critical Accounting Policies and Estimates – Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of lasers placed under usage contracts are under-performing and it chooses to re-deploy these lasers to other hospital sites in lieu of purchasing a new laser from us.  Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.

Furthermore, we have recently undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our investments in both manufacturing and research and development staff necessary to pursue these new strategic initiatives, including, but not limited to, the Optiwave 980 System. We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

There can be no assurance that, should we require additional financing, such financing will be available on terms and conditions acceptable to us.  Should additional financing not be available on terms and conditions acceptable to us, additional actions may be required that could adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

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

We expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended March 31, 2005.  We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending in the areas of manufacturing and research and development for the Optiwave 980 System and other strategic research and development programs. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue.  Approximately 87% and 90% of our revenues in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optiwave 980 System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, or AF), Edwards is our exclusive worldwide distributor of those products.  As a result of these exclusive distribution arrangements, Edwards accounted for 88% of our total revenues in both the three months ended March 31, 2005 and the year ended December 31, 2004 and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Edwards must successfully complete their marketing evaluations of the Optiwave 980 System before they commit to launch the product

Edwards is currently conducting marketing evaluations of the Optiwave 980 System at hospitals across the country. Edwards must complete these marketing evaluations and judge them to be successful before they will commit to launch the product into the market. Although we believe the evaluations of the product to date have been positive, we cannot assure you that Edwards will successfully complete these marketing evaluations of the Optiwave 980 System or that they will not decide to cancel the program in the future. Should Edwards decide for whatever reason not to market the Optiwave 980 System, our revenue growth prospects, financial condition and results of operations will be materially and adversely affected.

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

Our company may be unable to raise needed funds

As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling $9,499,000.  Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

To date, only a limited number of heart surgeons have been trained in the use of TMR using the Heart Laser Systems and cardiac tissue ablation procedures using the Optiwave 980 System.  We are dependent on Edwards to expand related marketing and training efforts in the U.S. for the use of our products.

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

We must receive and maintain government clearances or approvals in order to market our products

Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the European Union and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•                  product design and development;

•                  product testing;

•                  product labeling;

•                  product storage;

•                  premarket clearance and approval;

•                  advertising and promotion; and

•                  product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations, and recordkeeping requirements. The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Edwards, our distributor, depending on its activities, is also subject to certain requirements under the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products.  Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Edwards.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

Europe — We received the CE Mark from the European Union for the HL1 and HL2 in March 1995 and February 2001, respectively.  However:

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 9% and 6% of our consolidated sales in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.  We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.        Exhibits

10.1

Amendment dated March 15, 2005 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	May 13, 2005	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Amendment dated March 15, 2005 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.