Form 10-Q
period 2005-06-30
PLC SYSTEMS INC
filed 2005-08-11
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Common Stock, no par value	30,078,775

PLC SYSTEMS INC.

Item 1.           Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,645	$9,678
Short-term investments	6,900	—
Accounts receivable – Edwards	1,099	1,144
Accounts receivable – other, net of allowance of $90 and $104 as of June 30, 2005 and December 31, 2004, respectively	212	261
Inventories, net	1,146	1,112
Prepaid expenses and other current assets	868	592
Total current assets	12,870	12,787

Equipment, furniture and leasehold improvements, net	268	293
Other assets	235	247
Total assets	$13,373	$13,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393	$328
Accrued compensation	561	430
Accrued other	291	301
Deferred revenue – Edwards	1,457	999
Deferred revenue – other	66	71
Total current liabilities	2,768	2,129

Deferred revenue – Edwards	4,087	4,181
Deferred revenue – other	188	188
Total long-term liabilities	4,275	4,369
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,079 and 30,068 shares issued and outstanding as of June 30, 2005 and December 31, 2004	93,737	93,731
Accumulated deficit	(87,056)	(86,582)
Accumulated other comprehensive loss	(351)	(320)
Total stockholders’ equity	6,330	6,829
Total liabilities and stockholders’ equity	$13,373	$13,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales – Edwards	$1,438	$1,224	$2,846	$2,586
Product sales – other	129	130	279	299
Service fees – Edwards	360	308	671	661
Service fees – other	55	134	129	159
Total revenues	1,982	1,796	3,925	3,705

Cost of revenues:
Product sales – Edwards	531	494	1,016	1,028
Product sales – other	69	81	136	137
Service fees – Edwards	144	140	282	287
Service fees – other	46	32	84	61
Total cost of revenues	790	747	1,518	1,513

Gross profit	1,192	1,049	2,407	2,192

Operating expenses:
Selling, general and administrative	897	866	1,777	1,856
Research and development	649	516	1,220	1,045
Total operating expenses	1,546	1,382	2,997	2,901

Loss from operations	(354)	(333)	(590)	(709)

Other income, net	64	82	116	108

Net loss	$(290)	$(251)	$(474)	$(601)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Average shares outstanding:
Basic	30,070	30,056	30,069	29,990
Diluted	30,070	30.056	30,069	29,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(474)	$(601)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	68	71

Change in assets and liabilities:
Accounts receivable – Edwards	44	142
Accounts receivable – other	64	(83)
Inventories	(35)	(262)
Prepaid expenses and other assets	(276)	(173)
Accounts payable	65	254
Deferred revenue – Edwards	364	4,522
Deferred revenue – other	(1)	13
Accrued liabilities	121	15
Net cash provided by (used for) operating activities	(60)	3,898

Investing activities:
Purchase of short-term investments	(6,900)	—
Purchase of equipment	(30)	(104)
Net cash used for investing activities	(6,930)	(104)

Financing activities:
Net proceeds from sales of common shares	6	90
Net cash provided by financing activities	6	90

Effect of exchange rate changes on cash and cash equivalents	(49)	(10)
Net increase (decrease) in cash and cash equivalents	(7,033)	3,874

Cash and cash equivalents at beginning of period	9,678	6,377
Cash and cash equivalents at end of period	$2,645	$10,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.                                      Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company currently manufactures lasers for use in the treatment of cardiovascular disease.  PLC pioneered the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina.  In addition, PLC is completing the development of and manufacturing the Optiwave 980 cardiac laser ablation system (“Optiwave 980 System”) under an agreement with Edwards Lifesciences LLC (“Edwards”).  Following commercial release, the Optiwave 980 System is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is the Company’s exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as the Company’s exclusive distributor for TMR products. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of June 30, 2005, and has a representative on the Board of Directors.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

4.                                      Loss per Share

For the three and six months ended June 30, 2005 and 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issues of common stock related to stock option programs and warrants since their inclusion would be antidilutive.

For the three months ended June 30, 2005 and 2004, 5,818,422 and 6,190,422 shares, respectively, and for the six months ended June 30, 2005 and 2004, 5,818,422 and 6,190,422 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except earnings per share)
Net loss available for common shareholders	$(290)	$(251)	$(474)	$(601)
Weighted average outstanding shares of common stock	30,070	30,056	30,069	29,990
Dilutive effect of employee stock options and warrants	—	—	—	—
Common stock and common stock equivalents	30,070	30,056	30,069	29,990
Loss per share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders— As reported	$(290)	$(251)	$(474)	$(601)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(132)	(359)	(166)	(392)
Net loss attributable to common stockholders— Pro forma	$(422)	$(610)	$(640)	$(993)
Loss per basic and diluted share attributable to common stockholders— As reported	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss per basic and diluted share attributable to common stockholders— Pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2005	2004
Expected life (years)	3	3
Interest rate	3.68%	2.53%
Volatility	.401	.734
Expected dividend yield	None	None

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure-only approach permitted by SFAS 123 and elected by the Company is no longer an alternative. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006.

6.                                      Comprehensive Loss

Total comprehensive loss for the three and six month periods ended June 30, 2005 amounted to $307,000 and $505,000, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

7.                                      Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$973	$889
Work in progress	71	130
Finished goods	102	93
	$1,146	$1,112

At June 30, 2005 and December 31, 2004, inventories are stated net of a reserve of $505,000 and $528,000, respectively, for potentially obsolete inventory.

8.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment of $4,533,333 in February 2004.  This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3).  The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. For the three and six months ended June 30, 2005, the Company has recorded amortization of $98,000 and $174,000, respectively.

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

9.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company obtains similar warranties from a majority of its suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of its TMR distribution agreement with Edwards, the Company is able to bill Edwards for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below under the heading “Certain Factors that May Affect our Future Results” and elsewhere in this quarterly report.

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

Edwards is our exclusive worldwide distributor for all surgical cardiac ablation products and, in the United States, acts as our exclusive distributor for TMR products. Edwards is our largest customer, accounting for approximately 91% and 90%, respectively, of our total sales for the three and six months ended June 30, 2005 and 88% in the year ended December 31, 2004. We expect this sales trend to continue for the foreseeable future.

Approximately 85% and 86%, respectively, of our revenues in the three and six months ended June 30, 2005 and 90% in the year ended December 31, 2004, came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to hospitals.  We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  No significant changes were made to those policies during the three months ended June 30, 2005.

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

Revenue Recognition

We record revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004 in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. For the three and six months ended June 30, 2005, we recorded amortization of $98,000 and $174,000, respectively.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2005 and 2004 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,982	100	1,796	100	3,925	100	3,705	100
Total cost of revenues	790	40	747	42	1,518	39	1,513	41
Gross profit	1,192	60	1,049	58	2,407	61	2,192	59
Selling, general & administrative	897	45	866	48	1,777	45	1,856	50
Research & development	649	33	516	29	1,220	31	1,045	28
Loss from operations	(354)	(18)	(333)	(19)	(590)	(15)	(709)	(19)
Other income	64	3	82	5	116	3	108	3
Net loss	(290)	(15)	(251)	(14)	(474)	(12)	(601)	(16)

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2005	2004	over 2004		2005	2004	over 2004
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,567	1,354	213	16	3,125	2,885	240	8
Service fees	415	442	(27)	(6)	800	820	(20)	(2)
Total revenues	1,982	1,796	186	10	3,925	3,705	220	6
Product cost of sales	600	575	25	4	1,152	1,165	(13)	(1)
Service fees cost of sales	190	172	18	10	366	348	18	5
Total cost of revenues	790	747	43	6	1,518	1,513	5	—
Gross profit	1,192	1,049	143	14	2,407	2,192	215	10
Selling, general & administrative expenses	897	866	31	4	1,777	1,856	(79)	(4)
Research & development expenses	649	516	133	26	1,220	1,045	175	17
Total operating expenses	1,546	1,382	164	12	2,997	2,901	96	3
Other income	64	82	(18)	(22)	116	108	8	7
Net loss	(290)	(251)	(39)	(16)	(474)	(601)	127	21

Product Sales

TMR laser revenues, the largest component of product sales in the three and six months ended June 30, 2005, increased by $3,000, and decreased by $278,000, or 17%, respectively, as compared to the three and six months ended June 30, 2004.

In the three months ended June 30, 2005 the $3,000 increase in TMR laser revenues is primarily a result of a higher average domestic selling price on TMR laser sales and increased revenue sharing earned under the TMR distribution agreement offset by a decrease in the number of new TMR laser units sold by Edwards in the second quarter of 2005 (four) compared to the second quarter of 2004 (six).

In the six months ended June 30, 2005, the $278,000 decline in TMR laser revenues is primarily a result of a decrease in the number of new TMR laser units sold by Edwards in the six months ended June 30, 2005 (eight) compared to the six months ended June 30, 2004 (twelve) and decreased revenue sharing earned under the TMR distribution agreement. These decreases were partly offset by a higher average domestic selling price on TMR laser sales in the 2005 period.

Disposable TMR kit revenues, the second largest component of product sales, increased by $44,000, or 8%, and $221,000, or 23%, respectively, in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.  The increase in the three months ended June 30, 2005 is primarily related to a $30,000, or 6%, increase in domestic disposable revenue.  This $30,000 increase resulted from an increase in deferred revenue amortization related to the $4,533,333 payment by Edwards offset slightly by a lower volume of kit shipments to Edwards. International disposable revenue was $14,000 in the three months ended June 30, 2005 as compared to $0 in the three months ended June 30, 2004.

The increase in disposable TMR kit revenues in the six months ended June 30, 2005 is primarily related to a $185,000, or 20%, increase in domestic disposable revenue.  This $185,000 increase resulted from a higher volume of kit shipments to Edwards as well as an increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable revenue increased by $36,000, or 65%, due to a 20% increase in the number of TMR kits shipped to international customers in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Optiwave 980 System revenues from Edwards increased $192,000 and $345,000, respectively, in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 when we had no such sales.  The Optiwave 980 System revenues we have recognized to date consist of laser power sources sold to Edwards for use in marketing evaluations that they are conducting. We do not expect any additional significant revenues from Optiwave 980 System sales until such time that Edwards successfully completes its marketing evaluations and commercially launches the system into the market.

We must successfully increase our disposable manufacturing capacity to meet Edwards’ sales demand once they commercially launch the Optiwave 980 System. We believe it will take us approximately six months to sufficiently increase our disposable manufacturing capability if and when Edwards provides us with a sales forecast and, therefore, we do not expect at this time to generate any revenues from the sale of Optiwave disposables in 2005.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $26,000, or 19%, and $48,000, or 19%, respectively, in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

Service Fee Revenues

Service fee revenues decreased $27,000, or 6%, and $20,000, or 2%, in the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004.  International service fee revenues decreased $79,000, or 59%, and $30,000, or 19%, in the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004.  This decrease was offset in part by an increase in domestic service fee revenues of $52,000, or 17% and $10,000, or 2%, respectively, in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 due to increased billings to Edwards for service related calls.

Gross Profit

Total gross profit was $1,192,000, or 60%, and $2,407,000, or 61%, respectively, of total revenues for the three and six months ended June 30, 2005 as compared with gross profit of $ 1,049,000, or 58%, and $2,192,000, or 59%, of total revenues, for the three and six months ended June 30, 2004.  The increase in gross profit dollars in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is due to (1) an increase in additional revenue sharing earned under the TMR distribution agreement, (2) higher disposable TMR revenues, (3) new product sales of Optiwave 980 Systems and (4) a higher average domestic selling price on TMR laser sales.  These increases were offset in part by (1) a decrease in the number of new TMR lasers sold, (2) higher unabsorbed period overhead expenditures, (3) a decrease in other product sales relating to sales of new and refurbished surgical tubes and (4) a decrease in service related revenues.

The increase in gross profit dollars in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is due to (1) higher disposable TMR revenues, (2) new product sales of Optiwave 980 Systems and (3) a higher average domestic selling price on TMR laser sales. These increases were offset in part by (1) a decrease in the number of new TMR lasers sold, (2) higher unabsorbed period overhead expenditures (3) a decrease in other product sales relating to sales of new and refurbished surgical tubes and (4) a decrease in service related revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% and decreased 4%, respectively, in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. In the three month period, the increase is primarily a result of increased expenditures related to salary and related fringe benefits and bad debt expenses offset in part by lower legal and administrative fees.  In the six month period, the decrease is related to lower legal and administrative fees and bad debt expenses offset in part by increased salary and related fringe benefits and insurance expenditures.

Research and Development Expenses

A major component of our research and development expenses was salaries and associated fringe benefits, which accounted for 35% and 37% of expenditures, respectively, in the three months ended June 30, 2005 and 2004 and 47% and 42% of expenditures, respectively, in the six months ended June 30, 2005 and 2004.

The increased expenditures in the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 were incurred in connection with product development work on an additional internal research and development initiative.

We expect to continue to incur significant new research and development expenditures in 2005 in pursuit of our business strategy to broaden and diversify our product portfolio.  In particular, we expect our annual 2005 research and development expenditures to increase in the aggregate approximately $600,000 compared to 2004 as a result of expected continued work on the Optiwave 980 System and product development work on an additional internal research and development initiative.

Other Income

The largest component of other income is interest income earned on our cash and short-term investments. Interest income increased by $34,000 and $60,000, respectively, in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to higher average interest earned on our cash and short-term investments. A second component of other income decreased $52,000 in both the three and six months ended June 30, 2005 as a result of non-recurring proceeds from an insurance settlement received in the second quarter of 2004.

Net Loss

The net loss in the three months ended June 30, 2005 and 2004 was $290,000 and $251,000, respectively. This increase in the net loss resulted primarily from higher operating expenses offset in part by higher gross margin dollars generated.  The net loss in the six months ended June 30, 2005 and 2004 was $474,000 and $601,000, respectively.  This decrease in the net loss resulted primarily from higher gross margin dollars generated offset slightly by higher operating expenses.

We expect to incur a net loss in the twelve months ended December 31, 2005, primarily as a result of our planned increased investments in research and development expenses, as discussed above.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe kit shipments are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three and six months ended June 30, 2005 and June 30, 2004 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Increase over 2004	2005	2004	% Increase over 2004

Domestic	566	502	13	1,005	884	14
International	5	1	400	55	46	20
Total	571	503	14	1,060	930	14

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and short-term investments of $9,545,000.  We have no debt obligations.

During the six-month period ended June 30, 2005, we recorded a net loss of $474,000.  In addition, we had net unfavorable working capital changes which resulted in net cash used for operating activities of approximately $60,000. Cash used in investing activities was approximately $6,930,000, consisting of the purchase of short-term investments of $6,900,000 and $30,000 of investments in equipment.  We believe that our existing cash resources will meet our working capital requirements through the next 12 months.

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

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our investments in both manufacturing and research and development staff necessary to pursue these new strategic initiatives, including, the Optiwave 980 System and an additional internal research and development initiative. We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

We expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended June 30, 2005.  We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending in the areas of manufacturing and research and development for the Optiwave 980 System and other strategic research and development programs. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue.  Approximately 85% and 86%, respectively, of our revenues in the three and six months ended June 30, 2005 and 90% in the year ended December 31, 2004, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  In addition, pursuant to the terms of our new distribution agreement with Edwards for the Optiwave 980 System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, or AF), Edwards is our exclusive worldwide distributor of those products.  As a result of these exclusive distribution arrangements, Edwards accounted for 91% and 90% of our total revenues in the three and six months ended June 30, 2005, respectively, and 88% in the year ended December 31, 2004 and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our company may be unable to raise needed funds

As of June 30, 2005, we had cash, cash equivalents and short-term investments totaling $9,545,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

Although we have received clearance from the FDA only for the indications of use stated above, physicians, under the practice of medicine exception, may use the Optiwave 980 System in any manner they choose in treating an individual patient, including using the device to treat patients with AF.  However, neither we nor Edwards have conducted any clinical trials designed to obtain data to submit to the FDA for the purpose of obtaining a specific indication for use of the Optiwave 980 System that would allow us to make claims or otherwise market this device for the treatment of AF. We are aware of several other companies that have announced their plans to conduct clinical trials in support of a labeling claim that would allow them to market their devices for the treatment of AF if clearance is obtained from the FDA.

In the event these other competitors are successful in obtaining specific indications of use for their devices in the treatment of AF, the Optiwave 980 System may be at a competitive marketing disadvantage until such time, if ever, that Edwards conducts a clinical trial, submits sufficient data to the FDA by means of a new 510(k) and obtains clearance to market the Optiwave 980 System for the treatment of AF. We cannot provide any assurance that Edwards will ever conduct such a clinical trial or, if they do, that the data they obtain and submit to the FDA will be sufficient for the FDA to expand the current indications of use and provide clearance for the Optiwave 980 System to be marketed for the treatment of AF. Also, we cannot assure you that even if such clearance is obtained, that it will be obtained in a timely enough fashion for our products to remain competitive in the marketplace.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 4% and 6% of our consolidated sales in the three and six months ended June 30, 2005 and 6% in the year ended December 31, 2004. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.

The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

On May 18, 2005, the Company held its 2005 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Kevin J. Dunn and Brent Norton were elected as Class III directors and will hold office until the annual meeting of shareholders in 2008 or until their successors are duly elected and qualified.  Mr. Dunn received 27,607,466 shares of common stock voting in favor of his election and 400,917 shares of common stock were withheld.  Dr. Norton received 27,617,675 shares of common stock voting in favor of his election and 390,708 shares of common stock were withheld.

2.                                       To approve the 2005 Stock Incentive Plan. The votes were cast as follows:  10,782,898 shares of common stock were voted for the Plan, 1,716,366 shares of common stock were voted against the Plan, 183,939 shares of common stock abstained from the vote and 15,325,180 shares of common stock were broker non-votes.

3.                                       The ratification of the appointment of Vitale, Caturano & Co., Ltd. as the Company’s independent registered public accounting firm for the year ending December 31, 2005 was approved.  The votes were cast as follows: 27,803,348 shares of common stock were voted for the ratification, 142,949 shares of common stock were voted against the ratification and 62,086 shares of common stock abstained from the vote.

Item 6.           Exhibits

10.1	2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.2

Form of Stock Option Grant Letter for Employees of the Registrant under the 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.3

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

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

PLC SYSTEMS INC.

Date: August 11, 2005	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.2

Form of Stock Option Grant Letter for Employees of the Registrant under the 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.3

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

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