Form 10-Q
period 2005-09-30
PLC SYSTEMS INC
filed 2005-11-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, no par value	30,078,775

PLC SYSTEMS INC.

Item 1.    Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,817	$9,678
Short-term investments	5,400	—
Accounts receivable – Edwards	917	1,144
Accounts receivable – other, net of allowance of $86 and $104 as of September 30, 2005 and December 31, 2004, respectively	151	261
Inventories, net	985	1,112
Prepaid expenses and other current assets	739	592
Total current assets	11,009	12,787

Long-term investments	1,500	—
Equipment, furniture and leasehold improvements, net	248	293
Other assets	229	247
Total assets	$12,986	$13,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360	$328
Accrued compensation	666	430
Accrued other	331	301
Deferred revenue – Edwards	1,426	999
Deferred revenue – other	67	71
Total current liabilities	2,850	2,129

Deferred revenue – Edwards	4,018	4,181
Deferred revenue – other	188	188
Total long-term liabilities	4,206	4,369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,079 and 30,068 shares issued and outstanding as of September 30, 2005 and December 31, 2004	93,737	93,731
Accumulated deficit	(87,453)	(86,582)
Accumulated other comprehensive loss	(354)	(320)
Total stockholders’ equity	5,930	6,829
Total liabilities and stockholders’ equity	$12,986	$13,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales – Edwards	$1,352	$1,022	$4,198	$3,608
Product sales – other	183	199	462	498
Service fees – Edwards	313	344	984	1,005
Service fees – other	52	41	181	200
Total revenues	1,900	1,606	5,825	5,311

Cost of revenues:
Product sales – Edwards	564	256	1,580	1,284
Product sales – other	68	123	204	260
Service fees – Edwards	153	139	435	426
Service fees – other	30	32	114	93
Total cost of revenues	815	550	2,333	2,063

Gross profit	1,085	1,056	3,492	3,248

Operating expenses:
Selling, general and administrative	739	886	2,516	2,742
Research and development	810	616	2,030	1,661
Total operating expenses	1,549	1,502	4,546	4,403
Loss from operations	(464)	(446)	(1,054)	(1,155)
Other income, net	67	30	183	138
Loss before income taxes	(397)	(416)	(871)	(1,017)
Provision for income taxes	—	20	—	20
Net loss	$(397)	$(436)	$(871)	$(1,037)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Average shares outstanding:
Basic and diluted	30,079	30,059	30,073	30,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(871)	$(1,037)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	96	103

Change in assets and liabilities:
Accounts receivable – Edwards	227	534
Accounts receivable – other	117	24
Inventories	126	(451)
Prepaid expenses and other assets	(147)	30
Accounts payable	33	180
Deferred revenue – Edwards	263	4,487
Deferred revenue – other	2	23
Accrued liabilities	267	108
Net cash provided by operating activities	113	4,001

Investing activities:
Purchase of investments	(8,400)	—
Maturity of investments	1,500	—
Purchase of equipment	(32)	(146)
Net cash used for investing activities	(6,932)	(146)

Financing activities:
Net proceeds from sales of common shares	6	90
Net cash provided by financing activities	6	90

Effect of exchange rate changes on cash and cash equivalents	(48)	(12)
Net increase (decrease) in cash and cash equivalents	(6,861)	3,933

Cash and cash equivalents at beginning of period	9,678	6,377
Cash and cash equivalents at end of period	$2,817	$10,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Edwards acts as the Company’s exclusive distributor for TMR products in the United States. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of September 30, 2005, and has a representative on the Board of Directors.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended
September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.     Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development of the Optiwave 980 cardiac laser ablation system (“Optiwave 980 System”).  Under the terms of the agreement, the Company will have exclusive manufacturing rights to build the Optiwave 980 System and other related surgical products if offered commercially by Edwards. The Company would be responsible, among other things, for ongoing research and development and manufacture of the product and for obtaining regulatory approvals.  Edwards would be responsible for the approval, funding and conduct of any clinical studies designed to obtain data in support of a new product approval or clearance as required by the FDA or other regulatory body and would act as the exclusive worldwide distributor for all surgical cardiac ablation products.

In conjunction with signing this agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least

October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which was recorded as deferred revenue in the Company’s Consolidated Balance Sheet.  See Note 8, “Revenue Recognition”.

4.             Loss per Share

For the three and nine months ended September 30, 2005 and 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

For the three months ended September 30, 2005 and 2004, 5,818,422 and 6,190,422 shares, respectively, and for the nine months ended September 30, 2005 and 2004, 5,818,422 and 6,190,422 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except loss per share)
Net loss available for common shareholders	$(397)	$(436)	$(871)	$(1,037)
Weighted average outstanding shares of common stock	30,079	30,059	30,073	30,013
Dilutive effect of employee stock options and warrants	—	—	—	—
Common stock and common stock equivalents	30,079	30,059	30,073	30,013
Loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders— As reported	$(397)	$(436)	$(871)	$(1,037)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(10)	(39)	(176)	(431)
Net loss attributable to common stockholders—Pro forma	$(407)	$(475)	$(1,047)	$(1,468)
Loss per basic and diluted share attributable to common stockholders— As reported	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Loss per basic and diluted share attributable to common stockholders— Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.05)

The Company did not grant any stock options during the quarter ended September 30, 2005 or 2004. Therefore, there were no assumptions of expected life, interest rate, volatility or expected dividend yield with respect to the Black-Scholes model for such periods.

For the nine months ended September 30, 2005 and 2004, the fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2005	2004
Expected life (years)	3	3
Interest rate	3.68	1.47 - 2.53
Volatility	.407	.734 - .803
Expected dividend yield	N/A	N/A

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure-only approach permitted by SFAS 123 and elected by the Company is no longer an alternative. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R, the impact of that standard likely would have approximated the impact of the fair value recognition provision of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006.

6.             Comprehensive Loss

Total comprehensive loss for the three and nine month periods ended September 30, 2005 amounted to $400,000 and $905,000, respectively, as compared to $440,000 and $1,047,000, respectively, for the three and nine month periods ended September 30, 2004.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

7.             Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$747	$889
Work in progress	139	130
Finished goods	99	93
	$985	$1,112

At September 30, 2005 and December 31, 2004, inventories are stated net of a reserve of $537,000 and $528,000, respectively, for potentially obsolete inventory.

8.             Revenue Recognition

The Company records revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment of $4,533,333 in February 2004.  This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3).  The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. For the three and nine months ended September 30, 2005, the Company has recorded amortization of $89,000 and $263,000, respectively.

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

Changes in the warranty accrual were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$60	$60
Payments made	—	—
Change in liability for warranties issued during the year	10	7
Change in liability for preexisting warranties	(10)	(7)

Balance, end of period	$60	$60

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

Edwards acts as our exclusive distributor for TMR products in the United States. Edwards is our largest customer, accounting for approximately 88% and 89%, respectively, of our total sales for the three and nine months ended September 30, 2005 and 88% in the year ended December 31, 2004. We expect this sales trend to continue for the foreseeable future.

Approximately 93% and 88%, respectively, of our revenues in the three and nine months ended September 30, 2005 and 90% in the year ended December 31, 2004, came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to hospitals.  We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

Our management reviews a number of key performance indicators to assist them in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Edwards in a rolling 12 month sales forecast, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and Edwards’) and (6) short term and long term projected cash flows of the business.

Application of Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements as well as in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, each as contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  No significant changes were made to those policies during the three months ended September 30, 2005.

Inventories

Inventories are stated at the lower of cost or market value.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing 12 month sales, (2) expected future product line demand, based in part on sales forecast input received from Edwards, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands.  Historically, we have found our reserves to be adequate.

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

Long-Term Investments

Long-term investments consist of monies invested in bank certificates of deposit with remaining maturities greater than one year.

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

Revenue Recognition

We record revenue from the sale of TMR kits and Optiwave 980 Systems at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004 in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to the transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. For the three and nine months ended September 30, 2005, we recorded amortization of $89,000 and $263,000, respectively.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and nine months ended September 30, 2005 and 2004 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,900	100	1,606	100	5,825	100	5,311	100
Total cost of revenues	815	43	550	34	2,333	40	2,063	39
Gross profit	1,085	57	1,056	66	3,492	60	3,248	61
Selling, general & administrative	739	39	886	56	2,516	43	2,742	52
Research & development	810	43	616	38	2,030	35	1,661	31
Loss from operations	(464)	(24)	(446)	(28)	(1,054)	(18)	(1,155)	(22)
Other income	67	4	30	2	183	3	138	3
Loss before taxes	(397)	(21)	(416)	(26)	(871)	(15)	(1,017)	(19)
Provision for income taxes	—	—	20	(1)	—	—	20	1
Net loss	(397)	(21)	(436)	(27)	(871)	(15)	(1,037)	(20)

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2005	2004	over 2004		2005	2004	over 2004
	$	$	$	%	$	$	$	%
	(dollars in thousands)
Product sales	1,535	1,221	314	26	4,660	4,106	554	13
Service fees	365	385	(20)	(5)	1,165	1,205	(40)	(3)
Total revenues	1,900	1,606	294	18	5,825	5,311	514	10
Product cost of sales	632	379	253	67	1,784	1,544	240	16
Service fees cost of sales	183	171	12	7	549	519	30	6
Total cost of revenues	815	550	265	48	2,333	2,063	270	13
Gross profit	1,085	1,056	29	3	3,492	3,248	244	8
Selling, general & administrative expenses	739	886	(147)	(17)	2,516	2,742	(226)	(8)
Research & development expenses	810	616	194	31	2,030	1,661	369	22
Total operating expenses	1,549	1,502	47	3	4,546	4,403	143	3
Other income	67	30	37	123	183	138	45	33
Loss before taxes	(397)	(416)	19	5	(871)	(1,017)	146	14
Provision for income taxes	—	20	(20)	(100)	—	20	(20)	(100)
Net loss	(397)	(436)	39	9	(871)	(1,037)	166	16

Product Sales

TMR laser revenues, the largest component of product sales in the three and nine months ended September 30, 2005, increased by $90,000, or 12%, and decreased by $189,000, or 11%, respectively, as compared to the three and nine months ended September 30, 2004.

In the three months ended September 30, 2005, the $90,000 increase in TMR laser revenues is primarily a result of an increase in the number of new TMR laser units sold by Edwards in the third quarter of 2005 compared to the third quarter of 2004, offset in part by decreased revenue sharing earned under the TMR distribution agreement.

In the nine months ended September 30, 2005, the $189,000 decline in TMR laser revenues is primarily a result of decreased revenue sharing earned under the TMR distribution agreement along with a decrease in the number of new TMR laser units sold by Edwards in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. These decreases were partly offset by a higher average domestic selling price on TMR laser sales in the 2005 period.

Disposable TMR kit revenues, the second largest component of product sales, increased by $226,000, or 66%, and $447,000, or 46%, respectively, in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.  The increase in the three months ended September 30, 2005 is primarily related to a $274,000, or 96%, increase in domestic disposable revenue.  This $274,000 increase resulted from a higher volume of kit shipments to Edwards along with a $28,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable revenue decreased by $48,000, or 87%, in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to a decrease in the number of TMR kits shipped to international customers.

The increase in disposable TMR kit revenues in the nine months ended September 30, 2005 is primarily related to a $459,000, or 38%, increase in domestic disposable revenue.  This $459,000 increase resulted from a higher volume of kit shipments to Edwards as well as a $130,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable revenue decreased by $12,000, or 11%, in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to a decrease in the number of TMR kits shipped to international customers.

Optiwave 980 System revenues from Edwards increased $345,000 in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 when we had no such sales.  The Optiwave 980 System revenues we have recognized to date consist of laser power sources sold to Edwards for use in marketing evaluations that they are conducting. We do not expect any additional significant revenues from Optiwave 980 System sales during 2005.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $2,000, or 2%, and $49,000, or 13%, respectively, in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

Service Fee Revenues

Service fee revenues decreased $20,000, or 5%, and $40,000, or 3%, in the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004.  Domestic service fee revenues decreased $32,000, or 9%, and $22,000, or 2%, respectively, in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 due to decreased billings to Edwards for service related calls.  International service fee revenues increased $12,000, or 29%, and decreased $18,000, or 9%, in the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004 due to decreased service billings to international customers.

Gross Profit

Total gross profit was $1,085,000, or 57%, and $3,492,000, or 60%, respectively, of total revenues for the three and nine months ended September 30, 2005 as compared with gross profit of $1,056,000, or 66%, and $3,248,000, or 61%, of total revenues, for the three and nine months ended September 30, 2004.  The increase in gross profit dollars in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is due to (1) higher disposable TMR revenues, (2) an increase in the number of new TMR lasers sold and (3) an increase in gross margin generated from other product sales relating to sales of new and refurbished surgical tubes. These increases were offset in part by (1) a decrease in additional revenue sharing earned under the TMR distribution agreement, (2) higher unabsorbed period overhead expenditures, and (3) a decrease in service related revenues.

The increase in gross profit dollars in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is due to (1) higher disposable TMR revenues, and (2) a higher average domestic selling price on TMR laser sales. These increases were offset in part by (1) a decrease in additional revenue sharing earned under the TMR distribution agreement, (2) a decrease in service related revenues, (3) a decrease in gross margin generated from other product sales relating to sales of new and refurbished surgical tubes and (4)

higher unabsorbed period overhead expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 17% and 8%, respectively, in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. In the three month period, the decrease is primarily a result of decreased expenditures related to salary and related fringe benefits, bad debt expense and legal fees.  In the nine-month period, the decrease is related to lower legal and administrative fees and bad debt expense offset in part by increased insurance expenditures.

Research and Development Expenses

Research and development expenses increased 31% and 22%, respectively, in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.  The increased expenditures were incurred primarily in connection with product development work on an additional internal research and development initiative.

Other Income

The largest component of other income is interest income earned on our cash and short- and long-term investments. Interest income increased by $37,000 and $97,000, respectively, in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 due to higher average interest rates earned on our invested cash and short- and long-term investments. Other income for the nine months ended September 30, 2005 was negatively impacted in comparison to the comparable period in 2004 as a result of a $52,000 insurance settlement received in the second quarter of 2004.

Net Loss

The decrease in the net loss in the three and nine month periods ended September 30, 2005 resulted primarily from higher gross margin dollars generated and higher other income offset in part by higher operating expenses.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe kit shipments are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users during the three and nine months ended September 30, 2005 and September 30, 2004 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Increase (Decrease) over 2004	2005	2004	% Increase (Decrease) over 2004

Domestic	513	539	(5)	1,518	1,423	7
International	15	53	(72)	70	99	(29)
Total	528	592	(11)	1,588	1,522	4

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and short- and long-term investments of $9,717,000.  Our short- and long-term investments consist of monies invested in bank certificates of deposit.  We have no debt obligations.

During the nine-month period ended September 30, 2005, we recorded a net loss of $871,000.  We had net favorable working capital changes as well as non-cash depreciation and amortization charges which resulted in net cash provided by operating activities of approximately $113,000. Cash used in investing activities was approximately $6,932,000, consisting of the purchase of investments of $8,400,000 and $32,000 of investments in equipment offset in part by a maturity of an investment of $1,500,000.  We believe that our existing cash resources will meet our working capital requirements through the next 12 months.

We are largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing.  It is not certain that we, working with Edwards and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

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

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our spending in the area of research and development. We cannot be certain that we will be successful in implementing our new business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our new business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

We expect to incur significant operating losses in the near future

We incurred a net loss in the quarter ended September 30, 2005.  We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending in the area of research and development. Moreover, as we continue to pursue our new business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our new business strategy or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently market one product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue.  Approximately 93% and 88%, respectively, of our revenues in the three and nine months ended September 30, 2005 and 90% in the year ended December 31, 2004, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  In addition, pursuant to the terms of our 2004 distribution agreement with Edwards for the Optiwave 980 System (as well as any other additional surgical products that we may develop for the treatment of atrial fibrillation, or AF), Edwards is our exclusive worldwide distributor of those products, if and when introduced for sale.  As a result of these exclusive distribution arrangements, Edwards accounted for 88% and 89% of our total revenues in the three and nine months ended September 30, 2005, respectively, and 88% in the year ended December 31, 2004 and we expect Edwards to account for the significant majority of our revenue in the future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Edwards must successfully complete their marketing evaluations of the Optiwave 980 System before they commit to launch the product

Edwards is currently conducting marketing evaluations of the Optiwave 980 System at hospitals across the country. Edwards must complete these marketing evaluations and judge them to be successful before they will commit to launch the product into the market.  We cannot assure you that Edwards will successfully complete these marketing evaluations of the Optiwave 980 System or that they will not decide to cancel the program in the future. Should Edwards decide for whatever reason not to market the Optiwave 980 System, our near term revenue growth prospects, financial condition and results of operations could be materially and adversely affected.

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

We must transition manufacturing of the Optiwave 980 disposable handpieces from Edwards and be able to manufacture them in required volumes at commercially reasonable costs

Assuming Edwards successfully completes their marketing evaluations of the Optiwave 980 System, we must successfully transition production of the Optiwave 980 disposable handpieces from Edwards’ manufacturing facility. We must hire new skilled manufacturing employees and we must develop and validate our manufacturing processes with respect to building these disposable handpieces.  In order to meet these obligations, we would need to incur expenses to outfit our manufacturing space with the necessary production and test equipment and to train our employees on how to build the product. We will need to be able to manufacture these highly specialized disposable handpieces for which we have no comparable prior experience producing at any volume. Until such time as we become more proficient in these manufacturing methods, if ever, we may encounter problems, including those related to:

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

Our company may be unable to raise needed funds

As of September 30, 2005, we had cash, cash equivalents and short- and long-term investments totaling $9,717,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

The Heart Laser Systems have not yet received widespread commercial acceptance.  We believe that concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure has limited demand for and use of the Heart Laser Systems. Until there is consensus, if ever, of the medical processes by which TMR procedures relieve angina, we believe some hospitals may delay the implementation of a TMR program.

If we are unable to achieve widespread commercial acceptance of the Heart Laser Systems or the Optiwave 980 System, our business, financial condition and results of operations will be materially and adversely affected.

Our primary competitor in TMR may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 6% of our consolidated sales in the three and nine months ended September 30, 2005 as well as in the year ended December 31, 2004. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date:	November 14, 2005	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.