Form 10-K
period 2005-12-31
PLC SYSTEMS INC
filed 2006-03-28
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _________ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2005, was $11,319,173. As of March 16, 2006, 30,079,730 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2006 Annual Meeting of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to the risk factors set forth in Item 1A.

PART I

Item 1. Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We currently manufacture two lasers that are used in the treatment of cardiovascular disease. We pioneered the CO2 Heart Laser System (The Heart Laser System) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. In addition, we manufacture the Optiwave 980 laser (Optiwave 980) under a supply agreement with Edwards Lifesciences LLC (Edwards). Following commercial release, the Optiwave 980 is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive distributor for TMR products in the United States and our largest customer, accounting for approximately 89% and 88% of our total sales in 2005 and 2004, respectively. We expect this sales trend to continue for the near future.

Edwards is also our largest shareholder, owning approximately 18% of our outstanding common stock as of December 31, 2005, and has a representative on our Board of Directors.

Recent Developments

In February 2004, we signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and its related system disposables (together the laser and related system disposables are hereinafter referred to together as the Optiwave 980 System).

In March 2006 we and Edwards terminated this agreement and entered into a new modified supply agreement such that we now will only manufacture the Optiwave 980 for Edwards and Edwards will assume all development and manufacturing responsibilities for the Optiwave 980 system disposables. We received a cash payment of $1,500,000 in consideration for selling our Optiwave 980 system related disposable manufacturing and development rights to Edwards. The Company will continue to be the exclusive manufacturer of the current generation of Optiwave 980 for Edwards and will have certain rights of first refusal related to the development and manufacture of the next generation laser.

Separately, Edwards will pay us a royalty on all future Optiwave 980 system related disposable sales, until such time that cumulative royalty payments from Edwards reach $1,700,000.

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

In August 1998 we received approval from the Food and Drug Administration, or FDA, to market our first generation CO2 Heart Laser, the HL1, throughout the United States. We were the first company to receive FDA approval to commercialize a product to perform TMR. In January 2001 we received approval from the FDA to market our smaller and lighter second generation Heart Laser, the HL2.

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

Growth Strategy

Throughout 2005 we focused on broadening and diversifying our product portfolio beyond our TMR product line by (1) continuing to improve, manufacture and sell the Optiwave 980 to Edwards and (2) advancing our program progress on another innovative medical device that is still currently under development. Our goal is to continue to seek out creative solutions for unmet clinical needs within the cardiac and vascular related markets that possess substantial revenue growth prospects.

Cardiovascular Disease and Current Therapies

According to the 2006 Heart and Stroke Statistical Update, or 2006 HSSU, which was published by the American Heart Association, an estimated 71.3 million Americans suffered from one or more types of cardiovascular disease in 2003, with an estimated 13.2 million suffering from coronary heart disease, 6.5 million suffering from angina pectoris (chest pain) and 2.2 million suffering from atrial fibrillation.

Cardiovascular disease is the leading cause of death in the U.S., resulting in approximately 37% of all 2,440,000 deaths in 2003 or 1 of every 2.7 deaths in the U.S. The American Heart Association estimates that the direct and indirect costs of cardiovascular disease in the year 2006 will be approximately $403.1 billion.

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

Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Angioplasty is a less invasive treatment for arteriosclerosis than bypass surgery. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery. By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow and decreased angina symptoms. According to the 2006 HSSU, an estimated 1,244,000 inpatient angioplasty procedures were performed in the U.S. in 2003.

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

Conventional bypass surgery involves cutting open the patient’s chest, cutting through the sternum, usually connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient’s body to create a bypass around the diseased blood vessel and restarting the heart. According to the 2006 HSSU, an estimated 467,000 inpatient coronary artery bypass procedures were performed in the U.S. in 2003. Certain patients however are not suited for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some patients with diabetes, and others who are considered too ill to survive surgery.

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

Cardiac Tissue Ablation Using the Optiwave 980 System

The Optiwave 980 uses a 60-watt, 980nm diode laser as its power source. The laser power is delivered to various handpieces through a flexible optical fiber. The diode wavelength corresponds to a water absorption peak and causes tissue ablation by dielectric heating.

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

Assuming that it has high cure rates, we believe that the fact that this procedure has the potential to be performed minimally invasively on a beating heart would make it an attractive alternative for many patients with AF.

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

International sales (by origin) accounted for 6% of our total revenue in each of 2005, 2004 and 2003. We had no sales by origin in Canada, our jurisdiction of incorporation.

We sell our TMR products to both Edwards and our international distributors at a discount off list price.

Cardiac Tissue Ablation Products—Sales Channel

In January 2006, Edwards announced it would be launching the Optiwave 980 System in the U.S. Edwards has informed us that it expects to market the Optiwave 980 System to cardiothoracic surgeons. We are the exclusive manufacturer for the current generation of the Optiwave 980 and we have the right of first refusal to develop and manufacture the next generation of Optiwave 980 under certain conditions.

The Optiwave 980 System currently is only approved for marketing in the U.S. We believe that Edwards intends to use its direct sales force to market the Optiwave 980 System in the U.S.

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

Products and Customers

We sell and service one principal product line, the Heart Laser Systems, which accounted for approximately 89%, 90% and 95% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We also sell and service a second product line, the Optiwave 980, which accounted for approximately 5% and 3% of our revenues for the years ended December 31, 2005 and 2004, respectively.

During 2005, 2004 and 2003, sales to Edwards accounted for 89%, 88% and 89%, respectively, of our total revenues.

Manufacturing

We manufacture and test our TMR products and the Optiwave 980 at our facility in Franklin, Massachusetts, approximately 40 miles west of Boston. We believe that our manufacturing capacity will be sufficient to meet market demands anticipated in the coming year for all our products.

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, and certain components for the Optiwave 980, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers. Should the supply of certain critical components be interrupted or become unavailable, we may not be able to meet demand for our products, which could have a material adverse effect on our business and results of operations.

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

As part of our March 2006 supply agreement with Edwards, we have agreed to transfer ownership of the FDA approval to Edwards.

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

Cardiac tissue ablation procedures, such as those that are expected to be performed using the Optiwave 980 System, are also currently reimbursed by Medicare when performed as a sole therapy. In instances where a surgeon might perform a cardiac tissue ablation procedure in combination with another heart related procedure, such as a valve replacement or repair, we believe the other procedure will normally carry a higher reimbursement and, therefore, will be the procedure that the hospital bills to Medicare.

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

Proprietary Processes, Patents, Licenses and Other Rights

It is our practice to file patent applications to protect our technology, inventions and product improvements. We also rely on trade secret protection for certain confidential and proprietary information.

Since April 1992, we have received 31 U.S. patents. These patents have terms which expire from 2009 through 2020 and cover, among other things, laser technology to create a pulsed, fast-flow laser system, the use of a laser on a beating heart to revascularize the heart using TMR related disposable components, and the system used to time the heart’s contractions to synchronize the laser firing at the correct time. We also have U.S. patent applications pending relating to technology used in the Heart Laser Systems and technologies associated with percutaneous myocardial revascularization. Edwards is the owner of the intellectual property rights in the Optiwave 980 System.

In addition, we currently have seven patent applications pending at the U.S. patent office and have submitted one provisional patent application in connection with other intellectual property outside of the fields of TMR and AF.

In January 1999, CardioGenesis Corporation, our only direct competitor in the TMR market, agreed to the validity and enforceability of certain of our patents in connection with a settlement of certain litigation between the companies. The patents, U.S. Patent No. 5,125,926 and related international patents, cover our proprietary synchronization technology, which we believe is a critical factor in increasing the safety of TMR procedures. We granted CardioGenesis a non-exclusive worldwide license to the patents in exchange for payment of a license fee and ongoing royalties over the life of the patents.

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

CardioGenesis has received FDA approval to market its holmium laser in the U.S. to perform TMR. CardioGenesis has also received CE Mark approval for their TMR system, which allows them to sell their product commercially in the European Union. CardioGenesis recently introduced a new model of their TMR laser and is promoting the advantages they believe their TMR system provides surgeons who wish to perform minimally invasive or robotically assisted TMR procedures. It is unclear at this time how successful, if at all, CardioGenesis will be with this new marketing program or what impact their new line of TMR products will have in terms of competing with our present Heart Laser System design.

In addition to their TMR system, CardioGenesis has pursued a “percutaneous” method of performing myocardial revascularization, previously known as PMR, and recently rebranded as PMC (percutaneous myocardial channeling). PMC procedures are performed via a catheter inserted through an incision in a patient’s leg and is a less invasive method than TMR of creating channels in a human heart. CardioGenesis’ PMC system was reviewed by the FDA Circulatory System Devices Panel in July 2001. That panel, in a 7-2 vote, found the PMA application for their PMC system to be not approvable. CardioGenesis has recently announced that they have approval from the FDA under an Investigation Device Exemption to conduct a new clinical trial related to PMC. Presently there are no FDA approved PMC devices in the marketplace and we have no way to assess whether there ever will be an approved PMC device in the marketplace.

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

The medical care products industry is characterized by extensive research efforts and rapid technological progress. New technologies and developments are expected to continue at a rapid pace in both industry and academia. Competition in the market for surgical lasers and for the treatment of cardiovascular disease is intense and is expected to increase. We believe that the Heart Laser Systems must compete not only with other TMR systems and potentially PMC systems, but also with medical management (drugs) and other coronary procedures (e.g., coronary bypass surgery, balloon angioplasty, atherectomy, laser angioplasty and stents, including new drug eluting stents that may significantly reduce restenosis). Many of the companies manufacturing these products have substantially greater resources and experience than we do. Such companies may succeed in developing products that are more effective, less invasive or less costly in treating coronary disease than the Heart Laser Systems and may be more successful than us in manufacturing and marketing their products. No assurance can be given that our competitors or others will not succeed in developing technologies, products or procedures that are more effective than any being developed by us or that would render our technology and products obsolete or noncompetitive. Although we will continue to work to develop new and improved products, the advent of either new devices or new pharmaceutical agents could hinder our ability to compete effectively and have a material adverse effect on our business, financial condition and results of operations.

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

Surgical management includes the Cox-Maze procedure performed with either a scalpel or surgical ablation devices such as the Optiwave 980 System. We believe that the Optiwave 980 System is the only laser based surgical ablation system in the marketplace. Other surgical ablation systems exist using other sources of energy such as radio-frequency (RF), microwave, cryo-ablation and ultrasound. Each of these systems has advantages and disadvantages. A number of companies supply such devices, which will compete directly with the Optiwave 980 System.

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

Research and Development

Research and development expenses were $2,750,000, $2,130,000 and $980,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to continue to incur significant new research and development expenditures in 2006 and future years in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings.

We continue to monitor technologies that may be applicable to TMR or cardiac ablation systems. No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 16, 2006, we had 28 full-time employees worldwide, including our executive officers. Of these, 8 are in general and administrative positions, 2 are involved in sales, 7 are involved in research and development, 5 are involved in manufacturing, 5 are involved in service and 1 is involved in quality and regulatory affairs. We also employ 3 part-time employees, 1 in administration and 2 in quality and regulatory affairs. None of our employees are represented by a union. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

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

We expect to incur significant operating losses in the near future

We incurred a net loss of $1,268,000 for the year ended December 31, 2005. We expect to continue to incur net losses for at least the next 12-24 months as we increase our spending primarily in the area of research and development. Moreover, as we continue to pursue our business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate. We cannot provide any assurance that we will be successful with our business strategy, that any new products under development will be successful or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently sell one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue. Approximately 89% and 90%, of our revenues in the years ended December 31, 2005 and December 31, 2004, respectively, were derived from the sales and service of our Heart Laser Systems. This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States. In addition, we are the exclusive manufacturer of the current version of the Optiwave 980 laser console for Edwards. As a result of these exclusive arrangements, Edwards accounted for 89% and 88% of our total revenues in the years ended December 31, 2005 and December 31, 2004, respectively, and we expect Edwards to account for the significant majority of our revenue in the near future. If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our ability to realize future revenues from the Optiwave 980 is dependent upon Edwards successfully launching this new product into an existing market with a new sales team

Edwards has only recently completed its marketing evaluations of the Optiwave 980 System and, as a result, has a limited amount of experience selling this new product into the U.S. market. Edwards must effectively train a new sales team to market the Optiwave 980 System and faces significant competition from several other companies that have been selling competitive non-laser based technologies for several years. We cannot assure you that Edwards will successfully commercialize the Optiwave 980 System or that we will ever receive any or all of the royalty revenue we negotiated to receive from the sale of disposable products under our royalty agreement with Edwards.

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

Our company may be unable to raise needed funds

As of December 31, 2005, we had cash, cash equivalents and short-term investments totaling $9,460,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months. However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future. We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result. To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

In order to compete effectively, our current and future products need to gain commercial acceptance

TMR and surgical ablation for cardiac arrhythmias are still both novel technologies. Our current and planned future products may never achieve widespread commercial acceptance. To be successful, we and Edwards need to:

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

Europe—We received the CE Mark from the European Union for the HL1 and HL2 in March 1995 and February 2001, respectively. However:

•       our current ISO certification (13485-1996) that enables us to apply the CE mark and ship our products into the EU will expire on July 31, 2006. We must conform our quality system to a new ISO standard (13485-2003), undergo an audit and be certified by our registrar prior to July 31, 2006, in order to be able to continue to ship our products into the EU. We are currently in the process of implementing the necessary changes to our quality system in order to conform to the new ISO standard, however, we cannot provide any assurance that we will timely meet or maintain conformance to the requirements of the new standard before July 31, 2006 or in the future;

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

Although the Optiwave 980 System has received clearance from the FDA only for the indications of use stated above, physicians, under the practice of medicine exception, may use the device in any manner they choose in treating an individual patient, including using the device to treat patients with AF. However, neither we nor Edwards have conducted any clinical trials designed to obtain data to submit to the FDA for the purpose of obtaining a specific indication for use of the Optiwave 980 System that would allow us or Edwards to make claims or otherwise market this device for the treatment of AF. We are aware of several other companies that have announced their plans to conduct clinical trials in support of a labeling claim that would allow them to market their devices for the treatment of AF if clearance is obtained from the FDA.

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

Europe—The Optiwave 980 System cannot be marketed in the EU until such time as it receives CE Mark approval. Edwards needs to complete and submit the relevant technical documentation to the appropriate certifying body in order to be able to apply the CE Mark to the product. If approval to apply the CE Mark is granted, the Optiwave 980 System will then be able to be distributed in the EU.

Changes in third party reimbursement for either TMR or cardiac tissue ablation procedures could materially affect future demand for our products

Demand for medical devices is often affected by whether third party reimbursement is available for the devices and related procedures. Currently Medicare coverage is provided for TMR when it is performed as a sole therapy treatment. In addition, when two or more medical procedures are performed in combination with each other, Medicare rules generally allow hospitals to bill for whichever of the two procedures carries the higher reimbursement amount. Therefore, in situations where sole therapy TMR reimbursement rates exceed that provided for bypass surgery alone, if hospitals perform a combination procedure where both bypass surgery and adjunctive TMR are performed on a patient, the hospital is able to bill for the higher TMR procedure reimbursement payment. In these instances, the doctor also can bill an additional amount for performing multiple procedures.

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

Cardiac tissue ablation procedures, such as those that are expected to be performed using the Optiwave 980 System, are also currently reimbursed by Medicare when performed as a sole therapy. In instances where a surgeon might perform a cardiac tissue ablation procedure in combination with another heart related procedure, such as a valve replacement or repair, we believe the other procedure will normally carry a higher reimbursement and, therefore, will be the procedure that the hospital bills to Medicare.

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

Should third party insurance reimbursement for either TMR or cardiac tissue ablation procedures be reduced or eliminated in the future, our business, financial condition and results of operations would be materially and adversely affected.

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

We are subject to risks associated with international operations

A portion of our product sales are generated from operations outside of the U.S. Establishing, maintaining and expanding international sales can be expensive. Managing and overseeing foreign operations are difficult and products may not receive market acceptance. Risks of doing business outside the U.S. include, but are not limited to, the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property rights in foreign countries may be more difficult to enforce. There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on our business or results of operations. Our international sales have declined since 2003.

We will soon have to comply with internal controls evaluations and attestation requirements

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending December 31, 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm attest to such evaluation. We are developing a program to perform this evaluation in order to comply with these requirements. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory action and public confidence in us could be adversely affected and our stock price could decline. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices and manufacturing and development operations in 24,000 square feet of leased space in Franklin, Massachusetts. The lease on this space expires on August 31, 2009. The total base rental payments for the fiscal years ending December 31, 2006, 2007, 2008 and for the eight months ending August 31, 2009 are approximately $261,000, $255,000, $261,000 and $176,000, respectively. We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3. Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 17, 1992, our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol “PLC”. On March 16, 2006, the closing sale price of our common stock was $0.68 per share.

For the periods indicated, the following table sets forth the range of high and low sales prices for our common stock from January 1, 2004.

2004	High	Low
First Quarter	$2.00	$1.10
Second Quarter	$1.50	$0.73
Third Quarter	$0.96	$0.60
Fourth Quarter	$0.94	$0.71
2005	High	Low
First Quarter	$0.80	$0.50
Second Quarter	$0.70	$0.45
Third Quarter	$0.62	$0.47
Fourth Quarter	$0.62	$0.45

As of March 14, 2006, there were 750 record holders of our common stock. We believe that there are approximately 8,534 beneficial owners of our common stock.

Dividends

We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,253,263	$1.02	1,788,662	(2)
Equity compensation plans not approved by security holders(3)	2,534,559	$2.30	—
Total	5,787,822	$1.58	1,788,662

(1)          Consists of the following equity compensation plans: (i) 1993 Formula Stock Option Plan, (ii) 1993 Stock Option Plan, (iii) 1995 Stock Option Plan, (iv) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”), (v) 2000 Equity Incentive Plan and (vi) 2005 Stock Incentive Plan.

(2)          Includes 322,487 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2006.

(3)          Consists of the following equity compensation plans and arrangements: (i) 1997 Executive Stock Option Plan, (ii) 2000 Non-Statutory Stock Option Plan, (iii) 2000 Non-Qualified Performance and Retention Equity Plan, (iv) Warrant to Purchase Common Stock issued to Edwards Lifesciences Corporation for the right to receive 1,000,000 shares of common stock at an exercise price of $3.50 per share, which expired in January 2006 unexercised, and (v) Warrant to Purchase Common Stock issued to Prudential Vector Healthcare Group, a unit of Prudential Securities Incorporated, for the right to receive 100,000 shares of common stock at an exercise price of $1.00 per share, which expired in January 2006 unexercised.

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

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2005 are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(All amounts are in thousands except per share data)
Statement of Operations Data:
Revenues:
Product sales	$6,097	$5,982	$6,899	$7,425	$7,975
Service fees	1,539	1,591	1,435	1,413	1,805
Total revenues:	7,636	7,573	8,334	8,838	9,780
Cost of revenues	3,066	3,069	3,343	4,092	5,591
Gross profit	4,570	4,504	4,991	4,746	4,189
Operating expenses:
Selling, general and administrative	3,336	3,329	3,297	3,626	7,438
Research and development	2,750	2,130	980	889	904
Total operating expenses	6,086	5,459	4,277	4,515	8,342
Income (loss) from operations	(1,516)	(955)	714	231	(4,153)
Other income, net	248	175	60	74	251
Liquidation of subsidiary:
Foreign currency loss	—	—	(257)	—	—
Income (loss) before income taxes	(1,268)	(780)	517	305	(3,902)
Provision for income taxes	—	53	—	—	—
Net income (loss)	$(1,268)	$(833)	$517	$305	$(3,902)
Basic and diluted earnings (loss) per share	$(0.04)	$(0.03)	$0.02	$0.01	$(0.13)
Average shares outstanding:
Basic	30,074	30,025	29,826	29,696	29,248
Diluted	30,074	30,025	30,414	29,784	29,248

	As of December 31,
	2005	2004	2003	2002	2001
	(All amounts are in thousands )
Balance Sheet Data:
Working capital	$8,964	$10,658	$7,405	$6,470	$5,785
Total assets	12,467	13,327	9,849	10,328	12,298
Secured borrowings, long-term	—	—	—	408	1,446
Stockholders’ equity	5,543	6,829	7,556	6,725	6,310

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We currently manufacture two lasers that are used in the treatment of cardiovascular disease. Our Heart Laser Systems are used to treat patients with severe angina and the Optiwave 980 is used to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive distributor for TMR products in the United States and our largest customer, accounting for approximately 89% and 88% of our total sales in 2005 and 2004, respectively. We expect this sales trend to continue for the near future.

Approximately 89% of our revenues in 2005 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. TMR kit shipments to U.S. hospitals through Edwards increased approximately 9% from 2004 to 2005. We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing twelve month sales, (2) expected future product line demand, based in part on sales forecast input received from Edwards, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands. Historically, we have found our reserves to be adequate.

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

Revenue Recognition

We record revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, and for the years ended December 31, 2005 and 2004, we recorded amortization of $356,000 and $183,000, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the past three years and the related percent of revenues were as follows:

	2005		2004		2003
	$	%	$	%	$	%
	(dollars in thousands)
Total revenues	$7,636	100.0%	$7,573	100.0%	$8,334	100.0%
Total cost of sales	3,066	40.2	3,069	40.5	3,343	40.1
Gross profit	4,570	59.8	4,504	59.5	4,991	59.9
Selling, general & administrative	3,336	43.7	3,329	44.0	3,297	39.6
Research & development	2,750	36.0	2,130	28.1	980	11.8
Income (loss) from operations	(1,516)	(19.9)	(955)	(12.6)	714	8.6
Other income	248	3.2	175	2.3	60	0.7
Liquidation of subsidiary:
Foreign currency loss	—	—	—	—	(257)	(3.1)
Income (loss) before income taxes	(1,268)	(16.6)	(780)	(10.3)	517	6.2
Provision for income taxes	—	—	53	0.7	—	—
Net income (loss)	$(1,268)	(16.6)%	$(833)	(11.0)%	$517	6.2%

	2005	Increase (decrease) over 2004		2004	Increase (decrease) over 2003		2003
	$	$	%	$	$	%	$
	(dollars in thousands)
Product sales	$6,097	$115	2%	$5,982	$(917)	(13)%	$6,899
Service fees	1,539	(52)	(3)	1,591	156	11	1,435
Total revenues	7,636	63	1	7,573	(761)	(9)	8,334
Product cost of sales	2,316	(30)	(1)	2,346	(478)	(17)	2,824
Service fees cost of sales	750	27	4	723	204	39	519
Total cost of revenues	3,066	(3)	—	3,069	(274)	(8)	3,343
Gross profit	4,570	66	1	4,504	(487)	(10)	4,991
Selling, general & administrative expenses	3,336	7	—	3,329	32	1	3,297
Research & development expenses	2,750	620	29	2,130	1,150	117	980
Total operating expenses	6,086	627	11	5,459	1,182	28	4,277
Liquidation of subsidiary:
Foreign currency loss	—	—	—	—	257	(100)	(257)
Other income	248	73	42	175	115	192	60
Income (loss) before income taxes	(1,268)	(488)	(63)	(780)	(1,297)	(251)	517
Provision for income taxes	—	(53)	(100)	53	53	100	—
Net income (loss)	$(1,268)	$(435)	(52)%	$(833)	$(1,350)	(261)%	$517

Product Sales

TMR laser revenues, the largest component of product sales in 2005, decreased by $457,000, or 13%, as compared to 2004. This decrease is primarily attributable to a $449,000, or 13%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $449,000 decline in domestic TMR laser revenues is primarily a result of (1) a decrease in the number of new TMR lasers sold by Edwards in 2005 compared to 2004 and (2) decreased revenue sharing earned under the TMR distribution agreement with Edwards. These decreases were offset in part by a higher average selling price in 2005 on domestic TMR laser sales. International TMR laser revenues decreased $8,000, or 10%, in 2005 as compared to 2004.

Disposable TMR kit revenues, the second largest component of product sales, increased by $544,000, or 31%, in 2005 as compared to 2004. The increase is primarily related to a $534,000, or 32%, increase in domestic disposable revenue resulting from a higher volume of kit shipments to Edwards and a $173,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable TMR kit revenues increased $10,000, or 9%, in 2005 as compared to 2004.

Optiwave 980 revenues to Edwards increased $96,000, or 39%, as compared to 2004 due to a higher number of Optiwave 980 units sold to Edwards in 2005. Under our new supply agreement with Edwards that we entered into in March 2006, Edwards has agreed to purchase any additional units of the current generation of Optiwave 980 exclusively from us. We believe that our future revenues from sales of this first generation laser will not exceed $1,000,000 and may be less, depending in part on demand for that product and when, if ever, Edwards chooses to introduce its next generation laser to the market. We have a right of first refusal to develop and manufacture the next generation laser for Edwards; however, at this time we have not had discussions with Edwards regarding any such successor product.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $68,000, or 13%, as compared to 2004.

TMR laser revenues, the largest component of product sales in 2004, decreased by $1,020,000, or 23%, as compared to 2003. This decrease is primarily attributable to a $950,000, or 22%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $950,000 decline in domestic TMR laser revenues is primarily a result of both a decrease in the number of new TMR laser units sold by Edwards in 2004 compared to 2003 and a lower average domestic selling price on TMR laser sales (down 8% in 2004).

International TMR laser revenues decreased by $70,000, or 46%, in 2004. Although we shipped a greater number of HL1 TMR lasers in 2004 compared to 2003, the lasers we did sell were at a lower average selling price. We believe the HL1 may continue to have some ability to be sold in price sensitive foreign countries; however, we expect the number to be in limited quantities, if any.

Disposable TMR kit revenues, the second largest component of product sales, decreased by $236,000, or 12%, in 2004 as compared to 2003. The decrease is primarily related to a $143,000, or 8%, decrease in domestic disposable revenue. This $143,000 decrease resulted from a lower volume of kit shipments to Edwards coupled with a reduced share of revenue on TMR kits. The reduced share of revenue on TMR kits is a result of a modification to the TMR distribution agreement in February 2004, whereby our share of the revenue on TMR kits sold to hospitals was reduced from 45% to 36.5% in exchange for a payment by Edwards of $4,533,333. The impact of this reduction to 36.5% compared to what disposable revenue would have been at 45% was a reduction in revenue of $327,000 in 2004. This impact was offset in part by the recognition of $183,000 of deferred revenue amortization in 2004 related to the $4,533,333 payment by Edwards.

International disposable revenue decreased by $93,000, or 46%, due to a decrease in the number of TMR kits shipped to international customers in 2004 compared to 2003 and a lower overall average selling price in 2004 on those kits that were sold. The decline in average sale price is the result of a greater number of kits being sold outside the European Union in 2004 compared to 2003. A greater number of the kits sold in 2004 were to countries located in Latin America and the Middle East, where we believe pricing pressures are greater and where we sell through distributors at a discount off of list price.

Optiwave 980 revenues to Edwards, a new component of product sales in 2004, increased $249,000 as compared to 2003 when we had no such sales.

Other product sales, relating to sales of new and refurbished surgical tubes, increased $90,000, or 20%, in 2004.

Service Fee Revenues

Service fees decreased $52,000, or 3%, in 2005 as compared to 2004. The decrease is primarily a result of decreased international service fee revenues due to decreased service billings to international customers.

Service fees increased $156,000, or 11%, in 2004 as compared to 2003. This increase is primarily a result of increased international revenues due to an increase in billings to international customers as compared to 2003.

Gross Profit

Total gross profit was $4,570,000, or 60%, of total revenues, for the year ended December 31, 2005 as compared with gross profit of $4,504,000, or 60%, of total revenues, for the year ended December 31, 2004. The increase in gross profit dollars in 2005 as compared to 2004 is due to (1) higher disposable TMR revenues and (2) a higher average domestic selling price on TMR laser sales. These increases were offset in part by (1) a decrease in additional revenue sharing earned under the TMR distribution agreement, (2) a decrease in service related revenues, (3) a decrease in the number of new TMR lasers sold and (4) higher unabsorbed period overhead expenses.

Total gross profit was $4,504,000, or 60%, of total revenues, for the year ended December 31, 2004 as compared with gross profit of $4,991,000, or 60%, of total revenues, for the year ended December 31, 2003. The decrease in gross profit dollars in 2004 as compared to 2003 is due to (1) a decrease in the number of new TMR lasers sold, (2) lower disposable TMR revenues, (3) lower revenues on HL1 transactions and (4) a $40,000 decrease in benefit derived from a reduction of our warranty accrual in 2003. These decreases were offset in part by new 2004 product sales of Optiwave 980 and an increase in service related revenues.

Selling, General and Administrative Expenses

The overall level of expenditures remained relatively unchanged in 2005 as compared to 2004. Salary and related fringe benefits, insurance, depreciation and software expenditures increased while legal and other related corporate expenditures decreased by similar offsetting amounts.

The overall increase in 2004 as compared to 2003 is primarily a result of increased expenditures related to legal fees of $167,000 offset in part by reduced international expenditures of $111,000 due to the closing of our Swiss subsidiary in late 2003 and other general corporate expenditures.

Research and Development Expenses

Research and development expenditures increased 29% in 2005 as compared to 2004 primarily due to increased expenditures in connection with product development work on an additional internal research and development initiative. This increase was offset in part by a decrease in Optiwave 980 System expenditures in 2005. The transition of the Optiwave 980 from research and development to manufacturing in late 2004 contributed to a decrease of expenditures in this area in 2005.

The increased expenditures in 2004 as compared to 2003 were incurred in connection with the development of the Optiwave 980 System due to increased salaries and associated fringe benefits, project materials and depreciation related to this program and additional product development work on longer term research and development projects. These increases were offset in part by a $56,000 reduction in an accrued liability related to a past clinical trial that we no longer deemed necessary.

We expect to continue to incur significant new research and development expenditures in 2006 and future years in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings.

Other Income

The largest component of other income is interest income earned on our cash, cash equivalents and short-term investments. Interest income increased $125,000 in 2005 as compared to 2004 primarily due to higher interest rates earned on our cash, cash equivalents and short-term investments. Other income was negatively impacted in comparison to the comparable period in 2004 as a result of a $52,000 insurance settlement received in 2004.

Interest income increased $63,000 in 2004 as compared to 2003 due to higher average cash balances. Other income increased $52,000 in 2004 as a result of an insurance settlement received in 2004.

Liquidation of Subsidiary—Foreign Currency Loss

In 2003, we decided to close our Swiss subsidiary. In closing that subsidiary, we realized a non-recurring foreign currency translation loss of $257,000 in the year ended December 31, 2003.

Provision for Income Taxes

In 2005, there was no provision for income taxes due to our net loss. In 2004, we recorded a provision for income taxes due to limitations on the utilization of U.S. net operating loss carryforwards being available to reduce taxable income. In 2003, there was no provision for income tax despite a recorded net profit of $517,000 due to the utilization of U.S. net operating loss carryforwards being available to reduce taxable income.

Net Income (Loss)

The net loss increased in 2005 as compared to 2004 primarily due to increased research and development expenses.

The change from net income in 2003 to a net loss in 2004 resulted primarily from lower gross margin dollars generated on lower overall sales coupled with higher research and development expenses.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business. We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace. Disposable kit shipments to end users are as follows:

	2005	% Increase (Decrease) Over 2004	2004	% Increase (Decrease) Over 2003	2003
Domestic (by Edwards)	2,056	9%	1,880	1%	1,866
International	87	(30)	125	(7)	135
Total	2,143	7%	2,005	0%	2,001

We believe the 9% growth in domestic kit shipments in 2005 was primarily due to an increased base of installed TMR lasers available to perform TMR procedures and diminished concerns regarding the reimbursement around the TMR procedure that arose in 2004, as explained below.

We believe the limited growth in domestic kit shipments in 2004 was in part a result of some uncertainty surrounding reimbursement for the TMR procedure that was created when the Centers for Medicare and Medicaid Services (CMS) convened an advisory panel meeting in July 2004 to review and discuss the evidence and clinical data regarding TMR, even though no changes to Medicare coverage resulted from this panel meeting. We believe this uncertainty, which has since diminished, adversely impacted Edwards’ sales of TMR kits in 2004.

The overall limited growth in TMR kit shipments in recent years may also be partly attributable to what we believe may be an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent in the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $9,460,000 as of December 31, 2005, a decrease of $218,000 from $9,678,000 as of December 31, 2004. In March 2006, we received $1,500,000 related to the sale of our Optiwave 980 System related disposable manufacturing and development rights to Edwards (See Note 11). Our short-term investments consist of monies invested in bank certificates of deposit. We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operations in 2005 was $127,000 due to our net loss, which was partially offset by a reduction in our accounts receivable as a result of cash collections from our customers, as well as other favorable working capital changes and non-cash depreciation and amortization. Cash was also used to purchase $57,000 of capital equipment. Cash provided by financing activities consisted of $6,000 of net proceeds from the sales of common shares. The effect of foreign exchange rate changes during 2005 also negatively impacted cash by $40,000.

We are largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 and Optiwave 980 lasers and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted. Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing. It is not certain that we, working with Edwards and our international distributors, will be successful in achieving broad commercial acceptance of either the Heart Laser Systems or the Optiwave 980, or that we will be able to operate profitably in the future on a consistent basis, if at all.

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

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 12-24 months as we increase our spending in the area of research and development. We cannot be certain that we will be successful in implementing our business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Contractual Obligations

Our long-term contractual commitments as of December 31, 2005 consisted of operating leases for our facility in Franklin, Massachusetts, which expires in August 2009, and our former facility in Billerica, Massachusetts, which expired in February 2006, and purchase commitments to make payments to suppliers. Future annual minimum payments for these contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$953	$261	$692	—	—
Purchase Obligations	551	551	—	—	—
Total	$1,504	$812	$692	—	—

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions. We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 6% of our consolidated sales in 2005. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the caption “Item No. 1—Election of Directors”.

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

PLC SYSTEMS INC.
Date: March 28, 2006	By:	/s/ MARK R. TAUSCHER
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ MARK R. TAUSCHER	President and Chief Executive	March 28, 2006
Mark R. Tauscher	Officer (Principal Executive Officer)
/S/ JAMES G. THOMASCH	Chief Financial Officer (Principal	March 28, 2006
James G. Thomasch	Financial and Principal Accounting Officer)
/s/ EDWARD H. PENDERGAST	Director	March 28, 2006
Edward H. Pendergast
/s/ DONALD E. BOBO	Director	March 28, 2006
Donald E. Bobo
/s/ KEVIN J. DUNN	Director	March 28, 2006
Kevin J. Dunn
/s/ BENJAMIN HOLMES	Director	March 28, 2006
Benjamin Holmes
/s/ ALAN H. MAGAZINE	Director	March 28, 2006
Alan H. Magazine
/s/ BRENT NORTON, M.D.	Director	March 28, 2006
Brent Norton, M.D.
/s/ ROBERT I. RUDKO, PH.D.	Director	March 28, 2006
Robert I. Rudko, Ph.D.

APPENDIX A

PLC SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2005, 2004 and 2003

PLC SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Vitale, Caturano & Company Ltd., Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheet of PLC Systems Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the Index at Item 15 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the year ended December 31, 2005.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts

February 10, 2006, except with respect to
the matters discussed in Note 11,
as to which the date is March 9, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PLC Systems Inc. at December 31, 2004, and the consolidated results of its operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 10, 2005

PLC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 2,560	$ 9,678
Short-term investments	6,900	—
Accounts receivable—Edwards	634	1,144
Accounts receivable—other, net of allowance of $96 and $104 in 2005 and 2004, respectively	153	261
Inventories, net	963	1,112
Prepaid expenses and other current assets	798	592
Total current assets	12,008	12,787
Equipment, furniture and leasehold improvements, net	235	293
Other assets	224	247
Total assets	$ 12,467	$ 13,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 352	$ 328
Accrued compensation	677	430
Accrued other	334	301
Deferred revenue—Edwards	1,621	999
Deferred revenue—other	60	71
Total current liabilities	3,044	2,129
Deferred revenue—Edwards	3,692	4,181
Deferred revenue—other	188	188
Total long-term liabilities	3,880	4,369
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding
Common stock, no par value, unlimited shares authorized, 30,080 and 30,068 shares issued and outstanding at December 31, 2005 and 2004, respectively	93,737	93,731
Accumulated deficit	(87,850)	(86,582)
Accumulated other comprehensive loss	(344)	(320)
Total stockholders’ equity	5,543	6,829
Total liabilities and stockholders’ equity	$ 12,467	$ 13,327

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003
Revenues:
Product sales—Edwards	$5,476	$5,328	$6,123
Product sales—other	621	654	776
Service fees—Edwards	1,311	1,322	1,328
Service fees—other	228	269	107
Total revenues	7,636	7,573	8,334
Cost of revenues:
Product sales—Edwards	2,064	1,987	2,551
Product sales—other	252	359	273
Service fees—Edwards	577	556	513
Service fees—other	173	167	6
Total cost of revenues	3,066	3,069	3,343
Gross profit	4,570	4,504	4,991
Operating expenses:
Selling, general and administrative	3,336	3,329	3,297
Research and development	2,750	2,130	980
Total operating expenses	6,086	5,459	4,277
Income (loss) from operations	(1,516)	(955)	714
Other income (expense):
Other income, net	248	175	60
Liquidation of subsidiary: foreign currency loss	—	—	(257)
Income (loss) before income taxes	(1,268)	(780)	517
Provision for income taxes	—	53	—
Net income (loss)	$(1,268)	$(833)	$517
Basic and diluted earnings (loss) per share	$(0.04)	$(0.03)	$0.02
Average shares outstanding:
Basic	30,074	30,025	29,826
Diluted	30,074	30,025	30,414

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2005, 2004 and 2003
(In thousands)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2002	29,798	$93,586	$(86,266)	$(595)	$6,725
Exercise of stock options	19	10	—	—	10
Issuance of common stock	79	40	—	—	40
Comprehensive income:
Net income	—	—	517	—	517
Foreign currency translation, including $257 of realized foreign currency losses	—	—	—	264	264
Total comprehensive income					781
Balance, December 31, 2003	29,896	$93,636	$(85,749)	$(331)	$7,556
Exercise of stock options	159	86	—	—	86
Issuance of common stock	13	9	—	—	9
Comprehensive loss:
Net loss	—	—	(833)	—	(833)
Foreign currency translation	—	—	—	11	11
Total comprehensive loss					(822)
Balance, December 31, 2004	30,068	$93,731	$(86,582)	$(320)	$6,829
Issuance of common stock	12	6	—	—	6
Comprehensive loss:
Net loss	—	—	(1,268)	—	(1,268)
Foreign currency translation	—	—	—	(24)	(24)
Total comprehensive loss					(1,292)
Balance, December 31, 2005	30,080	93,737	(87,850)	(344)	5,543

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Operating activities:
Net income (loss)	$(1,268)	$(833)	$517
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	140	122	122
Foreign currency loss on liquidation of subsidiary	—	—	257
Change in assets and liabilities:
Accounts receivable—Edwards	510	(43)	119
Accounts receivable—other	119	(134)	(13)
Inventory	148	(226)	22
Prepaid expenses and other assets	(208)	(102)	(120)
Accounts payable	24	30	(104)
Deferred revenue—Edwards	134	4,514	258
Deferred revenue—other	(7)	34	20
Accrued liabilities	281	(4)	(471)
Net cash provided by (used for) operating activities	(127)	3,358	607
Investing activities:
Purchase of investments	(8,400)	—	—
Maturity of investments	1,500	—	—
Purchase of equipment	(57)	(180)	(91)
Net cash used for investing activities	(6,957)	(180)	(91)
Financing activities:
Net proceeds from sales of common shares	6	95	50
Secured borrowings	—	—	(137)
Net cash provided by (used for) financing activities	6	95	(87)
Effect of exchange rate changes on cash and cash equivalents	(40)	28	16
Net increase (decrease) in cash and cash equivalents	(7,118)	3,301	445
Cash and cash equivalents at beginning of year	9,678	6,377	5,932
Cash and cash equivalents at end of year	$2,560	$9,678	$6,377

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.   Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets. The Company currently manufactures two lasers that are used in the treatment of cardiovascular disease. PLC pioneered the CO2 Heart Laser System (“The Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina. In addition, the Company manufactures the Optiwave 980 laser (“Optiwave 980”) under a supply agreement with Edwards Lifesciences LLC (“Edwards”). The Optiwave 980 is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is the Company’s exclusive distributor for TMR products in the United States. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of December 31, 2005, and has a representative on the Board of Directors.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 and 2004 consist of investments in money market funds. Short-term investments consist of monies invested in bank certificates of deposits with remaining maturities greater than three months and less than one year. These investments are carried at cost, which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and short-term investments and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents and short-

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

term investments in high-quality financial instruments with a high quality institution. At December 31, 2005 and 2004, the majority of the cash, cash equivalents and short-term investments balance was invested with a single financial institution.

The Company has a concentration of credit risk due to its exclusive supply arrangements with Edwards. Edwards accounted for 81% of the Company’s accounts receivable at both December 31, 2005 and 2004. Edwards also accounted for 89%, 88% and 89% of the Company’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Collateral is not required on sales to Edwards.

Concentration of Revenues

Approximately 89%, 90% and 95% of the Company’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were derived from the sales and service of the Heart Laser System.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on management’s best estimate of the net realizable value of inventory on hand taking into consideration factors such as actual trailing twelve month sales, expected future product line sales and estimated required service part stocking levels needed to meet warranty, service contract and time and material spare part demands.

Equipment, Furniture, Leasehold Improvements and Long-Lived Assets

Equipment, furniture and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Depreciation and amortization are based on the following useful lives:

Equipment	3-5 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or useful life

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

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

Changes in the warranty accrual were as follows (in thousands):

	Year Ended December 31,
	2005	2004
Balance, beginning of period	$60	$60
Change in liability for warranties issued during the period	(7)	4
Change in liability for pre-existing warranties	7	(4)
Balance, end of period	$60	$60

Revenue Recognition

The Company records revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3). The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, and for the years ended

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

December 31, 2005 and 2004, the Company recorded amortization of $356,000 and $183,000, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

Foreign Currency Translation

Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation are accumulated as a separate component of stockholders’ equity. During 2003, the liquidation of PLC Medical Systems AG was substantially complete, resulting in the recognition of $257,000 of foreign currency translation losses. Gains and losses from foreign currency transactions are recorded as other income, net, in the accompanying statements of operations and are not material.

Earnings (Loss) per Share

In 2005 and 2004, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

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

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

For the years ended December 31, 2005, 2004 and 2003, 5,788,000, 6,170,000 and 3,866,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss) available for common shareholders	$(1,268)	$(833)	$517
Weighted average outstanding shares of common stock	30,074	30,025	29,826
Dilutive effect of employee stock options and warrants	—	—	588
Common stock and common stock equivalents	30,074	30,025	30,414
Earnings (loss) per share:
Basic	$(0.04)	$(0.03)	$0.02
Diluted	$(0.04)	$(0.03)	$0.02

Stock Based Compensation

The Company has historically granted stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. Through December 31, 2005 the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). Under APB Opinion No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the fair market value of the underlying common shares.

The following table illustrates the effect on net income (loss) and basic earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders—As reported	$(1,268)	$(833)	$517
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(186)	(470)	(147)
Net income (loss) attributable to common stockholders—Pro forma	$(1,454)	$(1,303)	$370
Earnings (loss) per basic and diluted share attributable to common stockholders—As reported	$(0.04)	$(0.03)	$0.02
Earnings (loss) per basic and diluted share attributable to common stockholders—Pro forma	$(0.05)	$(0.04)	$0.01

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

The fair value of options issued at the date of grant were estimated using the Black-Scholes model with following weighted average assumptions:

	2005	2004	2003
Expected life (years)	3	3	3
Interest rate	3.68%	1.47%-2.53%	1.59%-2.98%
Volatility	40.7%	73.4%-80.3%	58.5%-78.8%
Expected dividend yield	None	None	None
Weighted average fair value of options granted during the year	$0.17	$0.41	$0.25

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure-only approach permitted by SFAS 123 and elected by the Company through December 31, 2005 is no longer an alternative. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006. The impact of adoption of SFAS 123R will depend in part on levels of share-based payments granted in the future and the above pro-forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Previously, APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 when such a change arises after the effective date of January 1, 2006.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

3.   Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and related system disposables. Subsequent to December 31, 2005, the Company and Edwards terminated this agreement and entered into a new modified supply agreement whereby the Company will, commencing in March 2006, now only manufacture the Optiwave 980 for Edwards and Edwards will assume all development and manufacturing responsibilities for the Optiwave 980 system disposables (see Note 11, “Subsequent Event”).

In conjunction with signing the February 2004 agreement, the terms of the Company’s TMR distribution agreement with Edwards were modified to (1) extend the term of the agreement until at least October 17, 2017 and (2) reduce the Company’s share of revenue on TMR kits sold to hospitals. The Company received as consideration from Edwards, a lump-sum payment of $4,533,333, which initially was recorded as deferred revenue in the Company’s Consolidated Balance Sheet. See Note 2, “Revenue Recognition”.

4.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2005	2004
Raw materials	$701	$889
Work in process	67	130
Finished goods	195	93
	$963	$1,112

At December 31, 2005 and 2004, inventories are stated net of a reserve of $533,000 and $528,000, respectively, for potentially excess and obsolete inventory.

5.   Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2005	2004
Equipment	$3,220	$3,613
Office furniture and fixtures	582	582
Leasehold improvements	346	346
	4,148	4,541
Less accumulated depreciation and amortization	3,913	4,248
	$235	$293

Depreciation expense was $114,000, $94,000 and $89,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

6.   Stockholders’ Equity

In January 2001, the Company issued 5,333,333 shares of common stock to Edwards at $.75 per share resulting in net proceeds of approximately $3,898,000. Edwards has certain preemptive rights to maintain their ownership position relative to future stock offerings. The Company also issued 1,000,000 warrants to purchase shares of common stock at $1.50 per share, 1,000,000 warrants to purchase shares of common stock at $2.50 per share, and 1,000,000 warrants to purchase shares of common stock at $3.50 per share. These warrants all expired unexercised in January 2004, January 2005 and January 2006, respectively. In connection with this transaction, the Company issued to a financial advisor a warrant to purchase 100,000 shares at $1.00 per share. This warrant expired unexercised in January 2006.

At December 31, 2005, there were 7,576,000 shares of authorized but unissued common stock reserved for issuance under all stock option plans, the employee stock purchase plan and stock warrants.

The Company has unlimited authorized shares of preferred stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations in the preferred stock at the time of issuance.

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

7.   Stock Option and Stock Purchase Plans

In May 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan has replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (the “Previous Plans”), under which no further awards can be granted from the Previous Plans after the adoption of the 2005 Plan.

The number of Options that may be granted under the 2005 Plan is equal to 2,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately, ratably over one to four years from the date of grant, or based on the attainment of specific performance criteria, and expire ten years from the date of grant. In May 2005 and 2004, the Company granted new options to purchase 690,000 and 895,000 shares of the Company’s common stock, respectively, to employees and non-employee directors which vested immediately upon granting.

The Company grants stock options to its non-employee directors. Generally, new non-employee directors receive an initial grant of an option to purchase 30,000 shares of the Company’s common stock that vests in installments over three years. Once the initial grant has fully vested, non-employee directors other than the Chairman of the Board receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock that generally vests either immediately or in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 30,000 shares

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

7.   Stock Option and Stock Purchase Plans (Continued)

of the Company’s common stock that vests either immediately or in four equal quarterly installments in the same manner as the options granted annually to the other non-employee directors. All such options have an exercise price equal to the fair market value of the common stock on the date of grant. The grants of options to non-employee directors discussed above are not awarded to the Edwards representative who holds a Company board position.

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

The following is a summary of option activity under all Plans (in thousands, except per option data):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,070	$1.38	3,346	$1.51	2,149	$2.25
Options granted	690	0.55	927	0.82	1,378	0.53
Options exercised	—	—	(158)	0.54	(20)	0.51
Options cancelled	(2)	0.81	(23)	1.15	(71)	1.74
Options cancelled upon termination of expired stock option plans	(70)	5.94	(22)	4.63	(90)	4.00
Outstanding, end of year	4,688	1.19	4,070	1.38	3,346	1.51
Exercisable, end of year	4,586	1.19	3,539	1.50	2,258	1.97

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

7.   Stock Option and Stock Purchase Plans (Continued)

The following table summarizes stock options at December 31, 2005 (number of options in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.45-$0.90	3,860	7.44	0.61	3,780	0.60
$1.25-$3.00	336	4.56	2.16	314	2.21
$3.88-$8.88	492	2.30	5.08	492	5.08
	4,688	6.69	1.19	4,586	1.19

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees.  Prior to December 1, 2005, shares of the Company’s common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  On November 30, 2005, the Company adopted an amendment to the Purchase Plan which provides that the purchase price for each share of the Company’s common stock purchased under the Plan will be 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  The change in the purchase price was effective beginning with the plan period commencing on December 1, 2005.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 12,044 shares of common stock in 2005, 13,390 shares of common stock in 2004 and 78,832 shares of common stock in 2003 at average prices of $0.50, $0.70 and $0.51 per share, respectively.  At December 31, 2005, 322,487 shares were reserved for future issuance under the Purchase Plan.

8.   Lease Commitments

The Company leases its corporate office under an operating lease agreement which expires in August 2009. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses. The Company also leased additional manufacturing space under an operating lease which expired in February 2006.

As of December 31, 2005, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2006	$261
2007	255
2008	261
2009	176
$953

Total rent expense was $316,000 in 2005, $294,000 in 2004 and $296,000 in 2003.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Income Taxes

The provision for income taxes in the year ended December 31, 2004 shown in the Consolidated Statement of Operations represents current federal income taxes payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2005	2004
Net U.S. operating loss carryforwards	$20,827	$20,138
Net foreign operating loss carryforwards	341	377
Accrued expenses and reserves	640	585
Tax credits	1,027	1,039
Other	2,440	2,403
Total deferred tax assets	25,275	24,542
Valuation allowance	(25,275)	(24,542)
Net deferred tax assets	$—	$—

The valuation allowance increased by approximately $733,000 in 2005 primarily due to a net loss and an increase in temporary differences associated with deferred revenue and accrued expenses in 2005. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $25,275,000.

Income (loss) before taxes consisted of the following (in thousands):

	2005	2004	2003
Domestic	$(1,167)	$(4,496)	$1,098
Foreign	(101)	3,663	(581)
	$(1,268)	$(833)	$517

The amounts reported above for the 2004 domestic and foreign income (loss) before taxes include the effects of the write-off of all unsettled intercompany receivables and payables carried on the books of the Company’s U.S. and Swiss operating subsidiaries at the time the Swiss operating subsidiary was formally liquidated in 2004. As such, the U.S. operating subsidiary recorded an expense of approximately $3,800,000 and the Swiss operating subsidiary recorded income of the same amount in 2004.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Income Taxes (Continued)

Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2005	2004	2003
Statutory income tax expense (benefit)	$(431)	$(283)	$471
Utilization of loss carryforwards	(30)	(1,398)	(471)
Unbenefited U.S. losses	396	1,529	—
Unbenefited foreign losses	65	152	—
Benefit for income taxes	$—	$—	$—

At December 31, 2005, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $52 million, which expire at various dates through 2025. In addition, the Company had foreign net operating loss carryforwards of approximately $900,000.

10.   Segment Information

The Company operates in one industry segment - the development, manufacture and sale of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2005
Net sales	$7,213	$423	$7,636
2004
Net sales	$7,111	$462	$7,573
2003
Net sales	$7,864	$470	$8,334

All of the Company’s long-lived assets are located in North America.

11.   Subsequent Event

In March 2006, the Company entered into an agreement with Edwards whereby the Company received a cash payment of $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing and development rights to Edwards. The Company will continue to be the exclusive manufacturer of the current generation of Optiwave 980 for Edwards and will have certain rights of first refusal related to the development and manufacture of the next generation laser. Separately, Edwards will pay the Company a royalty on all future Optiwave 980 system related disposable sales until such time that cumulative royalty payments from Edwards reach $1,700,000.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

12.   Selected Quarterly Data (unaudited)

	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share data)
2005
Total revenue	$1,943	$1,982	$1,900	$1,811	$7,636
Gross profit	1,215	1,192	1,085	1,078	4,570
Loss from operations	(236)	(354)	(464)	(462)	(1,516)
Net loss	(184)	(290)	(397)	(397)	(1,268)
Loss per share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)
2004
Total revenue	$1,909	$1,796	$1,606	$2,262	$7,573
Gross profit	1,143	1,049	1,056	1,256	4,504
Income (loss) from operations	(376)	(333)	(446)	200	(955)
Net income (loss)	(350)	(251)	(436)	204	(833)
Earnings (loss) per share, basic and diluted	(0.01)	(0.01)	(0.01)	0.01	(0.03)

Schedule II

PLC SYSTEMS INC.

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
For the Year Ended December 31, 2005
Allowance for Doubtful Accounts	$104,000	$(8,000)	—	$96,000
For the Year Ended December 31, 2004
Allowance for Doubtful Accounts	$115,000	$(2,000)	$9,000	$104,000
For the Year Ended December 31, 2003
Allowance for Doubtful Accounts	$192,000	$(14,000)	$63,000	$115,000

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1

Articles of Continuance, pursuant to the Yukon Business Corporations Act, as amended, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2004, as previously filed with the Securities and Exchange Commission.

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

10.1#

1993 Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-58258) and amendments thereto, as previously filed with the Securities and Exchange Commission.

10.2#

1993 Formula Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-1 (SEC File No. 33-58258) and amendments thereto, as previously filed with the Securities and Exchange Commission.

10.3#	1995 Stock Option Plan, incorporated by reference to the Registrant’s registration statement on Form S-8 (SEC File No. 33-95168), as previously filed with the Securities and Exchange Commission.
10.4#

1997 Executive Stock Option Plan, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1997, as previously filed with the Securities and Exchange Commission.

10.5#

2000 Non-qualified Performance and Retention Equity Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.6#

2000 Non-Statutory Stock Option Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.7#

2000 Equity Incentive Plan, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, as previously filed with the Securities and Exchange Commission.

10.8#

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

10.9#

Form of Stock Option Grant Letter to Non-Employee Directors of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan and 2000 Equity Incentive Plan., incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, as previously filed with the Securities and Exchange Commission.

10.10#	2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.11#

Form of Stock Option Grant Letter for Employees of the Registrant under the Registrant’s 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.12#

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the Registrant’s 2005 Stock Incentive Plan, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.13#

Employment Agreement of James G. Thomasch, dated November 4, 1999, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.14#

Employment Agreement of Mark R. Tauscher, dated December 22, 1999, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.15#

Terms of Employment dated October 28, 2003 between the Registrant and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.16#

Amendment dated March 15, 2005 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

10.17+*	Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.
10.18

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

10.23*#	Compensatory Arrangements with Executive Officers.
10.24*#	Compensatory Arrangements with Non-Employee Directors.
10.25*#	Severance Agreements with Certain Executive Officers.
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Vitale, Caturano & Company Ltd.
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed with this annual report on Form 10-K for the year ended December 31, 2005.

+                Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#                 Management contract or compensatory plan or arrangement.