Form 10-Q
period 2006-03-31
PLC SYSTEMS INC
filed 2006-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Large accelerated filer ☐                      Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock, no par value	30,084,078

PLC SYSTEMS INC.

Index

Part I.	Financial Information:

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information:

	Item 1A.	Risk Factors

	Item 6.	Exhibits

Part I.         Financial Information

Item 1.                          Financial Statements

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,033	$2,560
Short-term investments	5,500	6,900
Accounts receivable — Edwards	744	634
Accounts receivable — other, net of allowance of $99 and $96 in 2006 and 2005, respectively	234	153
Inventories, net	996	963
Prepaid expenses and other current assets	672	798
Total current assets	13,179	12,008

Equipment, furniture and leasehold improvements, net	142	235
Other assets	220	224
Total assets	$13,541	$12,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$439	$352
Accrued compensation	493	677
Accrued other	272	334
Deferred revenue — Edwards	1,753	1,621
Deferred revenue — other	58	60
Total current liabilities	3,015	3,044

Deferred revenue — Edwards	3,488	3,692
Deferred revenue — other	188	188
Total long-term liabilities	3,676	3,880

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,084 and 30,080 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	93,740	93,737
Additional paid in capital	10	—
Accumulated deficit	(86,559)	(87,850)
Accumulated other comprehensive loss	(341)	(344)
Total stockholders’ equity	6,850	5,543
Total liabilities and stockholders’ equity	$13,541	$12,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales — Edwards	$1,176	$1,408
Product sales — other	304	150
Service fees — Edwards	364	311
Service fees — other	45	74
Total revenues	1,889	1,943

Cost of revenues:
Product sales — Edwards	363	485
Product sales — other	148	67
Service fees — Edwards	142	138
Service fees — other	38	38
Total cost of revenues	691	728

Gross profit	1,198	1,215

Operating expenses:
Selling, general and administrative	880	880
Research and development	533	571
Total operating expenses	1,413	1,451
Gain on the sale of manufacturing rights	1,432	—

Income (loss) from operations	1,217	(236)

Other income, net	74	52

Net income (loss)	$1,291	$(184)

Basic and diluted income (loss) per share	$0.04	$(0.01)

Average shares outstanding:
Basic	30,080	30,068
Diluted	30,592	30,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$1,291	$(184)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	40	33
Loss on retirement of equipment	69	—
Compensation expense from stock options	10	—

Change in assets and liabilities:
Accounts receivable — Edwards	(110)	(89)
Accounts receivable — other	(81)	68
Inventories	(33)	(168)
Prepaid expenses and other assets	125	(185)
Accounts payable	87	74
Deferred revenue — Edwards	(72)	289
Deferred revenue — other	(2)	(3)
Accrued liabilities	(246)	39
Net cash provided by (used for) operating activities	1,078	(126)

Investing activities:
Purchase of investments	(4,000)	(6,900)
Maturity of investments	5,400	—
Purchase of equipment	(12)	(30)
Net cash provided by (used for) investing activities	1,388	(6,930)

Financing activities:
Net proceeds from sales of common shares	3	—
Net cash provided by financing activities	3	—

Effect of exchange rate changes on cash and cash equivalents	4	(23)
Net increase (decrease) in cash and cash equivalents	2,473	(7,079)

Cash and cash equivalents at beginning of period	2,560	9,678
Cash and cash equivalents at end of period	$5,033	$2,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

Edwards is the Company’s exclusive distributor for TMR products in the United States. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding common stock as of March 31, 2006.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.             Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and related system disposables. In March 2006, the Company and Edwards terminated this agreement and entered into a new agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing and development rights to Edwards. The Company will continue to be the exclusive manufacturer of the current generation of Optiwave 980 laser console for Edwards and will have certain rights of first refusal related to the development and manufacture of the next generation laser. Separately, Edwards will pay the Company a royalty on all future Optiwave 980 system related disposable sales until such time that cumulative royalty payments from Edwards reach $1,700,000.

In conjunction with the sale of the Optiwave 980 disposable manufacturing rights, the

Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables. The Company recorded a gain of $1,432,000 on the sale of its manufacturing rights in the accompanying statement of operations for the three months ended March 31, 2006. A summary of the components of this gain are as follows:

Proceeds from sale of manufacturing rights	$ 1,500,000
Net book value of production equipment	(52,000)
Inventory	(16,000)
Gain on sale of manufacturing rights	$ 1,432,000

4.             Earnings (Loss) per Share

In 2006, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding dilutive stock options using the treasury stock method.

For the three months ended 2005, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or warrants, since their inclusion would be antidilutive.

In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. For the period ended March 31, 2006, 2,101,741 shares attributable to outstanding stock options were excluded from the calculation and for the period ended March 31, 2005, 5,168,422 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Basic:
Net income (loss)	$ 1,291	$ (184)

Weighted average shares outstanding	30,080	30,068

Earnings (loss) per share	$ 0.04	$ (0.01)

Diluted:
Net income (loss)	$ 1,291	$ (184)

Weighted average shares outstanding	30,080	30,068

Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	512	—

Weighted average common and common equivalent shares	30,592	30,068

Earnings (loss) per share	$ 0.04	$ (0.01)

5.             Stock-Based Compensation

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

The number of Options that may be granted under the 2005 Plan is equal to 2,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  In March 2006, the Company granted new options to purchase 20,000 shares of the Company’s common stock to an employee which will vest ratably over a three year period.  In May 2005 and 2004, the Company granted new options to purchase 690,000 and 895,000 shares of the Company’s common stock, respectively, to employees and non-employee directors which vested immediately upon granting.

The Company grants stock options to its non-employee directors. Generally, new non-employee directors receive an initial grant of an option to purchase 30,000 shares of the Company’s common stock that vests in installments over three years.  Once the initial grant has fully vested, non-employee directors other than the Chairman of the Board receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock that generally vests either immediately or in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 30,000 shares of the Company’s common stock that vests either immediately or in four equal quarterly installments in the same manner as the options granted annually to the other non-employee directors. All such options have an exercise price equal to the fair market value of the common stock on the date of grant.

The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant non-qualified options at an exercise price of at least 85% of the fair market value of the common stock.

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees.  Prior to December 1, 2005, shares of the Company’s common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  On November 30, 2005, the Company adopted an amendment to the Purchase Plan which provides that the purchase price for each share of the Company’s common stock purchased under the Plan will be 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  The change in the purchase price was effective beginning with the plan period commencing on December 1, 2005. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 12,044 shares of common stock in 2005, and 13,390 shares of common stock in 2004 at average prices of $0.50 and $0.70 per share, respectively.  There has been no purchase activity in the three months ended March 31, 2006.  At March 31, 2006, 322,487 shares were reserved for future issuance under the Purchase Plan.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method which did not require restatement of prior period results. Under this transition method, compensation expense totaling $10,000 was recognized in the accompanying statement of operations for the three months ended March 31, 2006. The compensation expense recorded includes (a) $9,000 of compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and (b) $1,000 of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As of March 31, 2006, the Company had $23,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of five months.

The weighted average fair value of options issued during the three months ended March 31, 2006 were estimated using the Black-Scholes model. The value of these options using the assumptions noted in the following table amounted to $0.49 per share.

Three Months Ended March 31, 2006
Expected life (years)	6
Risk-free interest rate	4.07%
Expected volatility	93.30%
Expected dividend yield	None

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period. Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

Options Outstanding

The following table summarizes stock option activity during the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except per option data)
Outstanding, December 31, 2005	4,688	$ 1.19
Granted	20	0.63
Exercised	(4)	0.55
Canceled	(7)	1.42
Outstanding, March 31, 2006	4,697	1.18	6.46	$ 568
Exercisable, March 31, 2006	4,583	1.20	6.42	$ 562

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on March 31, 2006 and the exercise price, multiplied by the in-the-money stock options as of the same date. The total intrinsic value of options exercised during the three months ended March 31, 2006 was less than $1,000.

The following table summarizes unvested share activity during the three months ended March 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Nonvested, December 31, 2005	101	$ 0.37
Granted	20	0.49
Vested	—	—
Canceled	(7)	0.74
Nonvested, March 31, 2006	114	$ 0.37

Pro Forma Information for Period Prior to SFAS 123(R) Adoption

The Company has historically granted stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. Through December 31, 2005 the Company adopted the disclosure only provisions of SFAS 123, and accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). Under APB Opinion No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the fair market value of the underlying common shares.

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
(In thousands, except per share data)
Net loss attributable to common stockholders—As reported	$ (184)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(34)
Net loss attributable to common stockholders—Pro forma	$ (218)
Loss per basic and diluted share attributable to common stockholders—As reported	$ (0.01)
Loss per basic and diluted share attributable to common stockholders—Pro forma	$ (0.01)

The Company did not grant any stock options during the quarter ended March 31, 2005. Therefore, there were no assumptions of expected life, interest rate, volatility or expected dividend yield with respect to the Black-Scholes model for such period.

6.             Comprehensive Income (Loss)

Total comprehensive income for the three-month period ended March 31, 2006 amounted to $1,294,000 as compared to a comprehensive loss of $198,000 for the three month period ended March 31, 2005. Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead. As of March 31, 2006 and 2005 inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$ 800	$ 701
Work in progress	76	67
Finished goods	120	195
	$ 996	$ 963

At March 31, 2006 and December 31, 2005, inventories are stated net of a reserve of $479,000 and $533,000, respectively, for potentially excess and obsolete inventory.

8.             Revenue Recognition

The Company records revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received from Edwards in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits (see Note 3). The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010. Based on this, for the three months ended March 31, 2006 and 2005 the Company recorded amortization of $155,000 and $76,000, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$ 60	$ 60
Payments made	—	—
Change in liability for warranties issued during the year	5	—
Change in liability for preexisting warranties	(5)	—
Balance, end of period	$ 60	$ 60

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below in Part II, Item 1A. Risk Factors, and elsewhere in this quarterly report.

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We currently manufacture two lasers that are used in the treatment of cardiovascular disease. Our Heart Laser Systems are used to treat patients with severe angina and the Optiwave 980 is used to ablate cardiac tissue as a means to treat certain heart arrhythmias.

Edwards is our exclusive distributor for TMR products in the United States and our largest customer, accounting for approximately 82% and 89% of our total sales in the three month period ended March 31, 2006 and for the year ended December 31, 2005, respectively. We expect this sales trend to continue for the near future.

Approximately 97% and 89% of our revenues in the three months ended March 31, 2006 and the year ended December 31, 2005 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. TMR kit shipments to U.S. hospitals through Edwards increased approximately 12% in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Revenue Recognition

We record revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010. Based on this, for the three months ended March 31, 2006 and 2005 we recorded amortization of $155,000 and $76,000, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method which did not require restatement of prior period results. Under this transition method, compensation expense totaling $10,000 was recognized in our statement of operations for the three months ended March 31, 2006. The compensation expense recorded includes (a) $9,000 of compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions SFAS 123, and (b) $1,000 of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of March 31, 2006, we had $23,000 of total unrecognized compensation cost related to our unvested options, which is expected to be recognized over a weighted average period of five months.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes pricing model which requires the consideration of six variables for purposes of estimating fair value which include the stock option exercise price, the grant date price of our common stock, the expected life of the option, the risk free interest rate for the expected option life, the expected volatility of our common stock, the expected dividends on our common stock. The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period. Expected volatility is based exclusively on historical volatility data on our common stock. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life.

Results of Operations

Results for the three months ended March 31, 2006 and 2005 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,889	100%	$1,943	100%
Total cost of revenues	691	37	728	37
Gross profit	1,198	63	1,215	63
Selling, general & administrative	880	47	880	45
Research & development expenses	533	28	571	29
Total operating expenses	1,413	75	1,451	75
Gain on sale of manufacturing rights	1,432	76	—	—
Income (loss) from operations	1,217	64	(236)	(12)
Other income	74	4	52	3
Net income (loss)	$1,291	68%	$(184)	(9)%

	Three Months Ended March 31,
	2006	2005	Increase (decrease) over 2005
	$	$	$	%
	(dollars in thousands)
Product sales	$1,480	$1,558	$(78)	(5)%
Service fees	409	385	24	6
Total revenues	1,889	1,943	(54)	(3)
Product cost of sales	511	552	(41)	(7)
Service fees cost of sales	180	176	4	2
Total cost of revenues	691	728	(37)	(5)
Gross profit	1,198	1,215	(17)	(1)
Selling, general & administrative expenses	880	880	—	—
Research & development expenses	533	571	(38)	(7)
Total operating expenses	1,413	1,451	(38)	(3)
Gain on sale of manufacturing rights	1,432	—	1,432	100
Income (loss) from operations	1,217	(236)	1,453	616
Other income	74	52	22	42
Net income (loss)	$1,291	$(184)	$1,475	802

Product Sales

TMR laser revenues, the largest component of product sales in the three months ended March 31, 2006, increased by $75,000, or 11%, as compared to the three months ended March 31, 2005. International TMR laser revenues increased $205,000, from $15,000 to $220,000, due to the sale of a single laser to an international customer in the three months ended March 31, 2006. Domestic TMR laser revenues decreased $130,000, or 19%, as a result of (1) a decrease in the number of new TMR lasers sold by Edwards and (2) a lower average selling price on domestic TMR laser sales, offset in part by (3) increased revenue sharing earned under the TMR distribution agreement with Edwards.

Disposable TMR kit revenues, the second largest component of product sales, increased by $30,000, or 5%, in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Domestic disposable TMR kit revenues increased by $81,000, or 15%, primarily due to a $79,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable TMR kit revenues decreased $51,000, or 65%, as a result of a lower volume of kit shipments to international customers.

Optiwave 980 revenues to Edwards decreased $153,000, or 100%, in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, as no Optiwave 980 units were sold to Edwards in the first quarter of 2006. Under our new supply agreement with Edwards that we entered into in March 2006, Edwards has agreed to purchase any additional units of the current generation of Optiwave 980 exclusively from us. We believe that our future revenues from sales of this first generation laser will not exceed $1,000,000 and may be less, depending in part on demand for that product and when, if ever, Edwards chooses to introduce its next generation laser to the market. We have a right of first refusal to develop and manufacture the next generation laser for Edwards; however, at this time we have not had discussions with Edwards regarding any such successor product.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $30,000, or 32%, in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Service Fee Revenues

Service fees increased $24,000, or 6%, in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Domestic service fees increased $52,000, or 17%, primarily due to increased revenue generated from service contracts. International service fees decreased $28,000, or 38%, due to a decreased number of billings to international customers.

Gross Profit

Total gross profit was $1,198,000, or 63% of total revenues, for the three months ended March 31, 2006 as compared with gross profit of $1,215,000, or 63% of total revenues, for the three months ended March 31, 2005. The decrease in gross profit dollars is due to (1) lower Optiwave 980 revenues (2) a decrease in the number of new domestic TMR lasers sold and (3) a lower average domestic selling price on TMR laser sales. These decreases were offset in part by (1) higher international TMR laser sales, (2) an increase in additional revenue sharing earned under the TMR distribution agreement with Edwards and (3) higher disposable TMR revenues.

Selling, General and Administrative Expenses

The overall level of expenditures remained unchanged in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Legal expenses and other related corporate expenditures increased during the first quarter of 2006, while salary and related fringe benefits decreased by similar offsetting amounts.

Research and Development Expenses

Research and development expenditures decreased 7% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. There was a decrease in Optiwave 980 System expenditures, offset in part by increased expenditures in connection with product development and clinical work on an additional internal research and development initiative.

We expect to continue to incur significant new research and development expenditures in 2006 and future years in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings.

Gain on Sale of Manufacturing Rights

In March 2006, we received $1,500,000 related to the sale of our Optiwave 980 System disposable manufacturing and development rights to Edwards (See Note 3 to the consolidated financial statements). In conjunction with this transaction, we wrote-off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables, and we recorded a gain of $1,432,000 on the sale of our manufacturing rights for the three months ended March 31, 2006. A summary of the components of this gain are outlined below:

Proceeds from sale of manufacturing rights	$1,500,000
Net book value of production equipment	(52,000)
Inventory	(16,000)
Gain on sale of manufacturing rights	$1,432,000

Other Income

The largest component of other income is interest income earned on our cash, cash equivalents and short-term investments. Interest income increased $22,000, or 42%, in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to higher cash balances coupled with higher interest rates earned on our cash, cash equivalents and short-term investments.

Net Income (Loss)

In the three months ended March 31, 2006, we recorded a gain of $1,432,000 from the sale of our Optiwave 980 disposable manufacturing rights to Edwards. This non-recurring gain resulted in our recording net income of $1,291,000 for the three months ended March 31, 2006, as compared to a net loss of $184,000 for the three months ended March 31, 2005.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business. We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace. Disposable kit shipments to end users are as follows:

	Three Months Ended March 31,
	2006	% Increase (Decrease) Over 2005	2005
Domestic (by Edwards)	491	12%	439
International	15	(70)	50
Total	506	3%	489

We believe the 12% growth in domestic kit shipments in the three months ended March 31, 2006 over the three months ended March 31, 2005 was primarily due to an increased base of installed TMR lasers available to perform TMR procedures and a continued focus on driving TMR procedural volume by the Edwards disposable TMR sales team.

The overall limited growth in TMR kit shipments in recent years may be partly attributable to what we believe may be an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $10,533,000 as of March 31, 2006, an increase of $1,073,000 from $9,460,000 as of December 31, 2005. Our short-term investments consist of monies invested in bank certificates of deposit. We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash provided by operating activities in the three months ended March 31, 2006 was $1,078,000 due to our net income and non-cash depreciation, amortization, loss on retirement of equipment and compensation expense related to stock options, partially offset by overall unfavorable working capital changes. Additional cash was provided by net proceeds from the sales of common shares of $3,000 and the effect of foreign exchange rate changes totaling $4,000. We used $12,000 related to the purchase of equipment.

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

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase. We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace. A usage business model will result in a longer recovery period for Edwards to recoup its investment in lasers it purchases from us. This results in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our distribution agreement with Edwards (see “Critical Accounting Policies and Estimates — Revenue Recognition”) and (2) a delay in the purchase of new lasers by Edwards if its installed base of lasers placed under usage contracts are under-performing and it chooses to re-deploy these lasers to other hospital sites in lieu of purchasing a new laser from us. Our cash position and our need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Edwards on a usage basis and the number and frequency of TMR procedures performed by these hospitals.

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

There can be no assurance that, should we require additional financing, such financing will be available on terms and conditions acceptable to us, if at all. Should additional financing not be available on terms and conditions acceptable to us, additional actions may be required that could adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

Off-Balance Sheet Arrangements

None.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions. We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the value of foreign sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented only 16% and 6%, respectively, of our consolidated sales in the three months ended March 31, 2006 and the year ended December 31, 2005. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents. We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.                          Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.                 Risk Factors

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

We expect to incur significant operating losses in the near future

We recorded net income of $1,291,000 in the three months ended March 31, 2006 due to a non-recurring gain from the sale of our Optiwave 980 disposable manufacturing and development rights to Edwards. We expect to incur net losses during the remaining three fiscal quarters in the year ended December 31, 2006 and for at least the next 12-24 months thereafter as we increase our spending on an internal R&D initiative. Moreover, as we continue to pursue our business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate. We cannot provide any assurance that we will be successful with our business strategy, that any new products under development will be successful or that we will ever return to profitability.

Our company is currently dependent on one principal product line to generate revenues

We currently sell one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue. Approximately 97% and 89%, of our revenues in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, were derived from the sales and service of our Heart Laser Systems. This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on one principal customer

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States. In addition, we are the exclusive manufacturer of the current version of the Optiwave 980 laser console for Edwards. As a result of these exclusive arrangements, Edwards accounted for 82% and 89% of our total revenues in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, and we expect Edwards to account for the significant majority of our revenue in the near future. If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

Our company may be unable to raise needed funds

As of March 31, 2006, we had cash, cash equivalents and short-term investments totaling $10,533,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months. However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future. We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result. To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

Although the Optiwave 980 System has received clearance from the FDA only for the indications of use stated above, physicians, under the practice of medicine exception, may use the device in any manner they choose in treating an individual patient, including using the device to treat patients with AF. However, neither we nor Edwards have conducted any clinical trials designed to obtain data to submit to the FDA for the purpose of obtaining a specific indication for use of the Optiwave 980 System that would allow Edwards to make claims or otherwise market this device for the treatment of AF. We are aware of several other companies that have announced their plans to conduct clinical trials in support of a labeling claim that would allow them to market their devices for the treatment of AF if clearance is obtained from the FDA.

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

We will soon have to comply with internal controls evaluations and attestation requirements

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm attest to such evaluation. We are developing a program to perform this evaluation in order to comply with these requirements. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory action and public confidence in us could be adversely affected and our stock price could decline. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Item 6.          Exhibits

10.1+	Supply Agreement, dated March 9, 2006, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

10.2+	Letter Agreement, dated March 9, 2006, between the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

10.3	Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: May 15, 2006	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1	+	Supply Agreement, dated March 9, 2006, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

10.2	+	Letter Agreement, dated March 9, 2006, between the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

10.3		Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.