Form 10-Q
period 2006-06-30
PLC SYSTEMS INC
filed 2006-08-09
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, no par value	30,237,436

PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.                          Financial Statements

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,896	$2,560
Short-term investments	5,500	6,900
Accounts receivable — Edwards	1,168	634
Accounts receivable — other, net of allowance of $97 and $96 as of June 30, 2006 and December 31, 2005, respectively	134	153
Inventories, net	986	963
Prepaid expenses and other current assets	742	798
Total current assets	13,426	12,008

Equipment, furniture and leasehold improvements, net	137	235
Other assets	216	224
Total assets	$13,779	$12,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447	$352
Accrued compensation	543	677
Accrued other	316	334
Deferred revenue — Edwards	1,830	1,621
Deferred revenue — other	56	60
Total current liabilities	3,192	3,044
Deferred revenue — Edwards	3,341	3,692
Deferred revenue — other	188	188
Total long-term liabilities	3,529	3,880
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,237 and 30,080 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	93,845	93,737
Additional paid in capital	33	—
Accumulated deficit	(86,487)	(87,850)
Accumulated other comprehensive loss	(333)	(344)
Total stockholders’ equity	7,058	5,543
Total liabilities and stockholders’ equity	$13,779	$12,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales — Edwards	$1,426	$1,438	$2,602	$2,846
Product sales — other	151	129	455	279
Service fees — Edwards	333	360	697	671
Service fees — other	33	55	78	129
Total revenues	1,943	1,982	3,832	3,925
Cost of revenues:
Product sales — Edwards	464	531	827	1,016
Product sales — other	90	69	238	136
Service fees — Edwards	129	144	271	282
Service fees — other	39	46	77	84
Total cost of revenues	722	790	1,413	1,518
Gross profit	1,221	1,192	2,419	2,407
Operating expenses:
Selling, general and administrative	804	897	1,684	1,777
Research and development	458	649	991	1,220
Total operating expenses	1,262	1,546	2,675	2,997
Gain on the sale of manufacturing rights	—	—	1,432	—
Income (loss) from operations	(41)	(354)	1,176	(590)
Other income, net	113	64	187	116
Net income (loss)	$72	$(290)	$1,363	$(474)
Basic income (loss) per share	$0.00	$(0.01)	$0.05	$(0.02)
Diluted income (loss) per share	$0.00	$(0.01)	$0.04	$(0.02)
Average shares outstanding:
Basic	30,092	30,071	30,086	30,070
Diluted	30,731	30,071	30,657	30,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$1,363	$(474)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:	63	68
Depreciation and amortization
Loss on retirement of equipment	77	—
Compensation expense from stock options	33	—

Change in assets and liabilities:
Accounts receivable — Edwards	(535)	44
Accounts receivable — other	19	64
Inventories	(23)	(35)
Prepaid expenses and other assets	56	(276)
Accounts payable	95	65
Deferred revenue — Edwards	(142)	364
Deferred revenue — other	(6)	(1)
Accrued liabilities	(152)	121
Net cash provided by (used for) operating activities	848	(60)

Investing activities:
Purchase of investments	(4,000)	(6,900)
Maturity of investments	5,400	—
Purchase of equipment	(34)	(30)
Net cash provided by (used for) investing activities	1,366	(6,930)

Financing activities:
Net proceeds from sales of common shares	108	6
Net cash provided by financing activities	108	6

Effect of exchange rate changes on cash and cash equivalents	14	(49)
Net increase (decrease) in cash and cash equivalents	2,336	(7,033)

Cash and cash equivalents at beginning of period	2,560	9,678
Cash and cash equivalents at end of period	$4,896	$2,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1.              Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company currently manufactures two lasers that are used in the treatment of cardiovascular disease.  PLC pioneered the CO2 Heart Laser System (“The Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina.  The Company’s exclusive distributor for TMR products in the United States is Edwards Lifesciences LLC (“Edwards”).  In addition, the Company manufactures the Optiwave 980 laser (“Optiwave 980”) under a supply agreement with Edwards.  The Optiwave 980 is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.  As a result of these exclusive distributor and supply arrangements, Edwards is the Company’s largest customer, accounting for 91% and 86% of the Company’s total sales in the three and six months ended June 30, 2006, respectively. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding stock as of June 30, 2006.

2.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.              Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and related system disposables. In March 2006, the Company and Edwards terminated this agreement and entered into a new agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing and development rights to Edwards.  The Company will continue to be the exclusive manufacturer of the current generation of Optiwave 980 laser console for Edwards and will have certain rights of first refusal related to the development and manufacture of any next generation laser.  Separately, Edwards pays the Company a royalty on all future Optiwave 980 system related disposable sales until such time that cumulative royalty payments from Edwards reach $1,700,000.  For each of the three and six months ended June 30, 2006, the Company recorded $8,000 of royalty revenue, which is included in the accompanying Condensed Consolidated Statements of Operations.

In conjunction with the sale of the Optiwave 980 disposable manufacturing rights, the Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables.  The Company recorded a gain of $1,432,000 on the sale of its manufacturing rights in its statement of operations during the first quarter of 2006.  A summary of the components of this gain are as follows:

Proceeds from sale of manufacturing rights	$1,500,000
Net book value of production equipment	(52,000)
Inventory	(16,000)
Gain on sale of manufacturing rights	$1,432,000

4.              Earnings (Loss) per Share

For the three and six months ended June 30, 2006, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding dilutive stock options using the treasury stock method.

For the three and six months ended June 30, 2005, basic and diluted earnings per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or warrants, since their inclusion would be antidilutive.

In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.  For the three months ended June 30, 2006 and 2005, 1,759,075 and 4,718,422 shares, respectively, and for the six months ended June 30, 2006 and 2005, 1,759,075 and 4,718,422 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  For the three and six months ended June 30, 2005, 1,100,000 shares attributable to outstanding common stock warrants were also excluded from the calculation of diluted loss per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic:
Net income (loss)	$72	$(290)	$1,363	$(474)
Weighted average shares outstanding	30,092	30,071	30,086	30,070
Earnings (loss) per share	$.00	$(0.01)	$0.05	$(0.02)
Diluted:
Net income (loss)	$72	$(290)	$1,363	$(474)
Weighted average shares outstanding	30,092	30,071	30,086	30,070
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	639	—	571	—
Weighted average common and common equivalent shares	30,731	30,071	30,657	30,070
Earnings (loss) per share	$0.00	$(0.01)	$0.04	$(0.02)

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

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees.  Prior to December 1, 2005, shares of the Company’s common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  On November 30, 2005, the Company adopted an amendment to the Purchase Plan which provides that the purchase price for each share of the Company’s common stock purchased under the Plan will be 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  The change in the purchase price was effective beginning with the plan period commencing on December 1, 2005. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 631 shares of common stock in 2006, 12,044 shares of common stock in 2005, and 13,390 shares of common stock in 2004 at average prices of $0.62, $0.51 and $0.70 per share, respectively.  At June 30, 2006, 321,856 shares were reserved for future issuance under the Purchase Plan.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method, which did not require restatement of prior period results. Under this transition method, compensation expense totaling $23,000 and $33,000, respectively, was recognized in the accompanying statement of operations for the three and six months ended June 30, 2006. The compensation expense recorded includes (a) $18,000 of compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and (b) $15,000 of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  As of June 30, 2006, the Company had $256,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of nineteen months.

The weighted average fair value of options issued during the three and six months ended June 30, 2006 were estimated using the Black-Scholes model.

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Expected life (years)	5.50-6.00	5.50-6.00
Interest rate	4.92-5.05%	4.07-5.05%
Volatility	91.24-92.08%	91.24-93.3%
Expected dividend yield	None	None
Value of option	$0.48-0.50	$0.48-0.50

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

Options Outstanding

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except per option data)
Outstanding, December 31, 2005	4,688	$1.19
Granted	546	0.67
Exercised	(157)	0.68
Canceled	(21)	1.07
Outstanding, June 30, 2006	5,056	1.15	6.52	$1,819
Exercisable, June 30, 2006	4,416	1.21	6.09	1,589

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on June 30, 2006 and the exercise price, multiplied by the in-the-money stock options as of the same date.  The total intrinsic value of options exercised during the three months ended June 30, 2006 was $39,000.

Options granted during 2006 will vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors. Options granted during 2005 to both employees and non-employee directors vested immediately upon granting.

The following table summarizes unvested share activity during the six months ended June 30, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Nonvested, December 31, 2005	101	$0.37
Granted	546	0.66
Vested	—	—
Canceled	(7)	0.74
Nonvested, June 30, 2006	640	$0.68

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

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six month periods ended June 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share data)
Net loss attributable to common stockholders— As reported	$(290)	$(474)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(132)	(166)
Net loss attributable to common stockholders—Pro forma	$(422)	$(640)
Loss per basic and diluted share attributable to common stockholders— As reported	$(0.01)	$(0.02)
Loss per basic and diluted share attributable to common stockholders— Pro forma	$(0.01)	$(0.02)

The fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended June 30, 2005
Expected life (years)	3
Interest rate	3.68%
Volatility	40.1%
Expected dividend yield	None

6.              Comprehensive Income (Loss)

Total comprehensive income for the three and six month periods ended June 30, 2006 amounted to $80,000 and $1,374,000, respectively, as compared to a comprehensive loss of $307,000 and $505,000, respectively, for the three and six month periods ended June 30, 2005.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.              Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$814	$701
Work in progress	56	67
Finished goods	116	195
	$986	$963

At June 30, 2006 and December 31, 2005, inventories are stated net of a reserve of $473,000 and $533,000, respectively, for potentially excess and obsolete inventory.

8.              Revenue Recognition

The Company records revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received from Edwards in February 2004.  This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits.  The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, for the three and six months ended June 30, 2006 the Company recorded amortization of $170,000 and $325,000, respectively, as compared to $98,000 and $174,000, respectively, for the three and six months ended June 30, 2005.  These amounts are included in revenues in the Consolidated Statements of Operations for the respective periods.

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

Changes in the warranty accrual were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$60	$60
Payments made	—	—
Change in liability for warranties issued during the year	—	—
Change in liability for preexisting warranties	—	—
Balance, end of period	$60	$60

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

Edwards is our exclusive distributor for TMR products in the United States and our largest customer, accounting for approximately 91% and 86%, respectively, of our total sales in the three and six months ended June 30, 2006 and 89% in the year ended December 31, 2005.  We expect this sales trend to continue for the near future.

Approximately 95% and 96%, respectively, of our revenues in the three and six months ended June 30, 2006 and 89% in the year ended December 31, 2005 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. TMR kit shipments to U.S. hospitals through Edwards decreased approximately 5% and increased approximately 2%, respectively, in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Warranty and Preventative Maintenance Costs

We warranty our products against manufacturing defects under normal use and service during the warranty period.  We obtain similar warranties from a majority of our suppliers, including those who supply critical Heart Laser System and Optiwave 980 components.  In addition, under the terms of our TMR distribution agreement with Edwards, we are able to bill Edwards for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of lasers on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.

Revenue Recognition

We record revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make.  Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, for the three and six months ended June 30, 2006, we recorded amortization of $170,000 and $325,000, respectively, as compared to $98,000 and $174,000, respectively, for the three and six months ended June 30, 2005. These amounts are included in revenues in our Consolidated Statements of Operations for the respective periods.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method, which did not require restatement of prior period results. Under this transition method, compensation expense totaling $23,000 and $33,000, respectively, was recognized in our statement of operations for the three and six months ended June 30, 2006. The compensation expense recorded includes (a) $18,000 of compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions SFAS 123, and (b) $15,000 of compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of June 30, 2006, we had $256,000 of total unrecognized compensation cost related to our unvested options, which is expected to be recognized over a weighted average period of nineteen months.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used the Black-Scholes pricing model which requires the consideration of six variables for purposes of estimating fair value which include the stock option exercise price, the grant date price of our common stock, the expected life of the option, the risk free interest rate for the expected option life, the expected volatility of our common stock and the expected dividends on our common stock.  The expected life is calculated using the simplified method.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data on our common stock. The dividend yield percentage is zero because we do not currently pay dividends nor intend to do so during the expected option life.

Results of Operations

Results for the three and six months ended June 30, 2006 and 2005 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Total revenues	1,943	100	1,982	100	3,832	100	3,925	100
Total cost of revenues	722	37	790	40	1,413	37	1,518	39
Gross profit	1,221	63	1,192	60	2,419	63	2,407	61
Selling, general & administrative	804	41	897	45	1,684	44	1,777	45
Research & development	458	24	649	33	991	26	1,220	31
Total operating expenses	1,262	65	1,546	78	2,675	70	2,997	76
Gain on sale of manufacturing assets	—	—	—	—	1,432	37	—	—
Income (loss) from operations	(41)	(2)	(354)	(18)	1,176	31	(590)	(15)
Other income	113	6	64	3	187	5	116	3
Net income (loss)	72	4	(290)	(15)	1,363	36	(474)	(12)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (decrease) over 2005		2006	2005	Increase (decrease) over 2005
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,577	1,567	10	1	3,057	3,125	(68)	(2)
Service fees	366	415	(49)	(12)	775	800	(25)	(3)
Total revenues	1,943	1,982	(39)	(2)	3,832	3,925	(93)	(2)
Product cost of sales	554	600	(46)	(8)	1,065	1,152	(87)	(8)
Service fees cost of sales	168	190	(22)	(12)	348	366	(18)	(5)
Total cost of revenues	722	790	(68)	(9)	1,413	1,518	(105)	(7)
Gross profit	1,221	1,192	29	2	2,419	2,407	12	-
Selling, general & administrative expenses	804	897	(93)	(10)	1,684	1,777	(93)	(5)
Research & development expenses	458	649	(191)	(29)	991	1,220	(229)	(19)
Total operating expenses	1,262	1,546	(284)	(18)	2,675	2,997	(322)	(11)
Gain on sale of manufacturing assets	—	—	—	—	1,432	—	1,432	100
Income (loss) from operations	(41)	(354)	313	88	1,176	(590)	1,766	299
Other income	113	64	49	77	187	116	71	61
Net income (loss)	72	(290)	362	125	1,363	(474)	1,837	388

Product Sales

TMR laser revenues, the largest component of product sales in the three months ended June 30, 2006, increased by $61,000, or 9%, as compared to the three months ended June 30, 2005. International TMR laser revenues increased $53,000, from $5,000 to $58,000, due to the sale of a single laser to an international customer in the three months ended June 30, 2006. Domestic TMR laser revenues increased $8,000, or 1%, as a result of an increase in the number of new TMR lasers sold by Edwards, offset by decreased revenue sharing earned under the TMR distribution agreement with Edwards.

In the six months ended June 30, 2006, TMR laser revenues increased by $136,000, or 10%, as compared to the six months ended June 30, 2005.  International TMR laser revenues increased $258,000, from $20,000 to $278,000, due to the sale of two lasers to international customers in the six months ended June 30, 2006.  Domestic TMR laser revenues decreased $122,000, or 9%, as a result of decreased revenue sharing earned under the TMR distribution agreement with Edwards.

Disposable TMR kit revenues, the second largest component of product sales, increased by $164,000, or 29%, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Domestic TMR kit revenues increased $158,000, or 28%, as a result of (1) a higher volume of kit shipments to Edwards and (2) a $72,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards in 2004. International disposable TMR kit revenues increased $6,000, or 46%, as a result of a higher volume of kit shipments to international customers.

In the six months ended June 30, 2006, disposable TMR kit revenues increased by $194,000, or 16%, as compared to the six months ended June 30, 2005. Domestic TMR kit revenues increased $239,000, or 22% as a result of (1) a $151,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards and (2) an 8% higher volume of kit shipments to Edwards. International disposable TMR kit revenues decreased $45,000, or 49%, as a result of a lower volume of kit shipments to international customers.

Optiwave 980 revenues to Edwards decreased $192,000, or 100%, and $345,000, or 100%, respectively in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, as no Optiwave 980 units were sold to Edwards in the first or second quarters of 2006.  Under our new supply agreement with Edwards that we entered into in March 2006, Edwards has agreed to purchase any additional units of the current generation of Optiwave 980 exclusively from us.  We believe that our future revenues from sales of this current generation laser will not exceed $1,000,000 and may be less, depending in part on demand for that product and when, if ever, Edwards chooses to introduce its next generation laser to the market.  We have a right of first refusal to develop and manufacture any next generation laser for Edwards; however, at this time we have not had discussions with Edwards regarding any such successor product.

Other product sales, relating to sales of new and refurbished general purpose surgical laser tubes, decreased $23,000, or 21%, and 53,000, or 26%, respectively, in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.

Service Fee Revenues

Service fee revenues decreased $49,000, or 12%, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  Domestic service fees decreased $27,000, or 8%, due to decreased billings to Edwards for service related calls, offset in part by increased revenues generated from service contracts. International service fees decreased $22,000, or 40%, due to a decrease in billings to a single international customer whose HL2 laser was removed.

Service fee revenues decreased $25,000, or 3%, in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Domestic service fees increased $25,000, or 4%, due to increased revenues generated from service contracts, offset in part by decreased billings to Edwards for service related calls. International service fees decreased $50,000, or 39%, due to a decrease in billings to a single international customer whose HL2 laser was removed.

Gross Profit

Total gross profit was $1,221,000, or 63% of total revenues, for the three months ended June 30, 2006 as compared with gross profit of $1,192,000, or 60% of total revenues, for the three months ended June 30, 2005.  The increase in gross profit dollars is due to (1) higher disposable TMR kit revenues, (2) an increase in the number of new domestic TMR lasers sold and (3) higher international TMR laser sales.  These increases were offset in part by (1) a decrease in additional revenue sharing on lasers earned under the TMR distribution agreement with Edwards and (2) a decrease in Optiwave 980 revenues.

Total gross profit was $2,419,000, or 63% of total revenues, for the six months ended June 30, 2006 as compared with gross profit of $2,407,000, or 61% of total revenues, for the six months ended June 30, 2005.  The increase in gross profit dollars is due to (1) higher disposable TMR kit revenues and (2) higher international TMR laser sales.  These increases were offset in part by (1) a decrease in Optiwave 980 revenues and (2) a decrease in additional revenue sharing earned under the TMR distribution agreement with Edwards.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10% and 5%, respectively, in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.  The decreases for both 2006 periods are a result of lower legal expenses as well as lower incentive compensation.

Research and Development Expenses

Research and development expenditures decreased 29% and 19%, respectively, in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.  There was a decrease in expenditures in connection with the Optiwave 980 and our new product development.

We expect to continue to incur significant new research and development expenditures in 2006 and future years in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current TMR offerings.

Gain on Sale of Manufacturing Rights

In March 2006, we received $1,500,000 related to the sale of our Optiwave 980 System disposable manufacturing and development rights to Edwards (See Note 3 to the consolidated financial statements). In conjunction with this transaction, we wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables, and we recorded a gain of $1,432,000 on the sale of our manufacturing rights in our statement of operations during the first quarter of 2006.  A summary of the components of this gain are outlined below:

Proceeds from sale of manufacturing rights	$1,500,000
Net book value of production equipment	(52,000)
Inventory	(16,000)
Gain on sale of manufacturing rights	$1,432,000

Other Income

The largest component of other income is interest income earned on our cash, cash equivalents and short-term investments. Interest income increased $49,000, or 77%, and $71,000, or 61%, respectively, in the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 due to higher interest rates earned on our cash, cash equivalents and short-term investments and higher investable balances.

Net Income (Loss)

In the three months ended June 30, 2006, we recorded net income of $72,000 as compared to a net loss of $290,000 in the three months ended June 30, 2005.  This increase is primarily a result of lower operating expenses and higher other income in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

In the first quarter, we recorded a gain of $1,432,000 from the sale of our Optiwave 980 disposable manufacturing rights to Edwards.  This non-recurring gain resulted in our recording net income for the six months ended June 30, 2006 of $1,363,000, as compared to a net loss of $474,000 for the six months ended June 30, 2005.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Increase over 2005	2006	2005	% Increase over 2005

Domestic	537	566	(5)	1,028	1,005	2
International	10	5	100	25	55	(55)
Total	547	571	(4)	1,053	1,060	(1)

We believe the overall limited growth in TMR kit shipments in recent years may be partly attributable to what we believe may be an ongoing downward trend in the number of heart bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $10,396,000 as of June 30, 2006, an increase of $936,000 from $9,460,000 as of December 31, 2005.  Our short-term investments consist of monies invested in bank certificates of deposit.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash provided by operating activities in the six months ended June 30, 2006 was $848,000 due to our net income (including from the sale of the Optiwave 980 manufacturing rights) and non-cash depreciation, amortization, loss on retirement of equipment and compensation expense related to stock options, partially offset by overall unfavorable working capital changes. Additional cash was provided by net proceeds from the sales of common shares of $108,000 and the effect of foreign exchange rate changes totaling $14,000.  We used $34,000 for the purchase of equipment.

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

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current TMR offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. We believe this strategy will result in our incurring losses for at least the next 18-30 months as we increase our research and development spending.  We cannot be certain that we will be successful in implementing our business strategy or that future sales, if any, from these planned new products will recover the investments we plan to make. If we are unsuccessful in implementing our business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Off-Balance Sheet Arrangements

None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the value of foreign sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented only 6% and 11%, respectively, of our consolidated sales in the three and six months ended June 30, 2006 and 6% in the year ended December 31, 2005. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to incur significant operating losses in the near future.

Although we have been profitable during the first two quarters of 2006, we expect to incur net losses in future quarters as we increase our research and development spending on an internal R&D initiative.  Moreover, as we continue to pursue our business strategy of acquiring or developing new medical devices to address cardiac and vascular related markets, we may continue to incur expenses that exceed the revenues we generate.  We cannot provide any assurance that we will be successful with our business strategy, that any new products under development will be successful or that we will ever return to profitability.

Our company is currently dependent on one principal customer.

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  In addition, we are the exclusive manufacturer of the current version of the Optiwave 980 laser console for Edwards.  As a result of these exclusive arrangements, Edwards accounted for 91% and 86%, respectively, of our total revenues in the three and six months ended June 30, 2006 and 89% in the year ended December 31, 2005, and we expect Edwards to account for the significant majority of our revenue in the near future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent on one principal product line to generate revenues.

We currently sell one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue.  Approximately 95% and 96%, respectively, of our revenues in the three and six months ended June 30, 2006 and 89% in the year ended December 31, 2005, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our ability to realize future revenues from the Optiwave 980 is dependent upon Edwards successfully launching this new product into an existing market with a new sales team.

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

Our company is dependent on certain suppliers.

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

We are dependent upon our key personnel and will need to hire additional key personnel in the near future.

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

Our company may be unable to raise needed funds.

As of June 30, 2006, we had cash, cash equivalents and short-term investments totaling $10,396,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

In order to compete effectively, our current and future products need to gain commercial acceptance.

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

Our primary competitor in TMR may obtain FDA approval to market a new device, the impact of which is uncertain on the future adoption rate of TMR.

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

Rapid technological changes in our industry could make our products obsolete.

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

Many potential competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities.  In addition, we are aware that other companies are developing or already have developed proprietary systems for the treatment of cardiac arrhythmias, and specifically AF, that may be safer, clinically more effective, easier and more cost effective to use and, in the case of percutaneous devices, less invasive than the systems we market.

We must receive and maintain government clearances or approvals in order to market our products.

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

To date, the following regulatory approvals have been obtained for our products:

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

Japan — Our HL1 Heart Laser System received marketing approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) in May 2006. However, the MHLW could impose restrictions in the future or reverse its ruling and prohibit use of the Heart Laser Systems at any time.

In addition, it is unclear what impact the introduction of the HL2 into the U.S. and other international markets will have on the ability of our Japanese distributor to market our older, first generation HL1 in Japan. Although our Japanese distributor has indicated to us that it plans to seek MHLW approval in the future to market our newer HL2, we can provide no assurance that the distributor will be successful in obtaining the necessary approvals or how long it may take to secure the required approvals.

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

Changes in third party reimbursement for either TMR or cardiac tissue ablation procedures could materially affect future demand for our products.

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

Certain private insurance companies and health maintenance organizations also currently provide reimbursement for TMR procedures performed with our products and physician reimbursement codes have been established for both surgical procedures.

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

Asserting and defending intellectual property rights may impact our results of operations.

In our industry, competitors often assert intellectual property infringement claims against one another and occasionally attempt to challenge, invalidate or circumvent patents that are issued to other parties.  The success of our business depends on our ability to successfully defend our intellectual property.  Future litigation may have a material impact on our financial condition even if we are successful in marketing our products. We may not be successful in defending or asserting our intellectual property rights.

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

We may be subject to product liability lawsuits; our insurance may not be sufficient to cover damages.

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

We are subject to risks associated with international operations.

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

We will soon have to comply with internal controls evaluations and attestation requirements.

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

Because we are incorporated in Canada, you may not be able to enforce judgments against us and our Canadian directors.

Under Canadian law, you may not be able to enforce a judgment issued by courts in the U.S. against us or our Canadian directors. The status of the law in Canada is unclear as to whether a U.S. citizen can enforce a judgment from a U.S. court in Canada for violations of U.S. securities laws. A separate suit may need to be brought directly in Canada.

Our stock price has historically fluctuated and may continue to fluctuate significantly in the future which may result in losses for our investors.

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

The market price of our stock may fall if shareholders sell their stock.

Certain current shareholders hold large amounts of our stock, which they could sell in the public market from time to time.  Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall.  In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

We have no intention to pay dividends.

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

Item 4.            Submission of Matters to a Vote of Security Holders

On May 17, 2006, the Company held its 2006 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Benjamin L. Holmes, Alan H. Magazine and Edward H. Pendergast were elected as Class II directors and will hold office until the annual meeting of shareholders in 2009 or until their successors are duly elected and qualified.  Mr. Holmes received 26,217,802 shares of common stock voting in favor of his election and 506,787 shares of common stock were withheld.  Mr. Magazine received 26,217,428 shares of common stock voting in favor of his election and 507,161 shares of common stock were withheld.  Mr. Pendergast received 26,217,428 shares of common stock voting in favor of his election and 507,161 shares of common stock were withheld.  The remaining terms of Kevin J. Dunn, Brent Norton, M.D., Robert I. Rudko, Ph.D. and Mark R. Tauscher continued after the Shareholders Meeting.

2.                                       The selection of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the year ending December 31, 2006 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 26,324,481 shares of common stock were voted for the approval, 375,527 shares of common stock were voted against the approval and 24,581 shares of common stock abstained from the vote.

Item 6.          Exhibits

10.1

Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

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

PLC SYSTEMS INC.

Date: August 9, 2006	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

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