Form 10-Q
period 2006-09-30
PLC SYSTEMS INC
filed 2006-11-14
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, no par value	30,237,436

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,744	$2,560
Short-term investments	5,500	6,900
Accounts receivable — Edwards	945	634
Accounts receivable — other, net of allowance of $121 and $96 as of September 30, 2006 and December 31, 2005, respectively	90	153
Inventories, net	1,164	963
Prepaid expenses and other current assets	714	798
Total current assets	13,157	12,008

Equipment, furniture and leasehold improvements, net	152	235
Other assets	212	224
Total assets	$13,521	$12,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$352
Accrued compensation	664	677
Accrued other	286	334
Deferred revenue — Edwards	1,784	1,621
Deferred revenue — other	73	60
Total current liabilities	3,210	3,044
Deferred revenue — Edwards	3,108	3,692
Deferred revenue — other	188	188
Total long-term liabilities	3,296	3,880

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,237 and 30,080 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	93,845	93,737
Additional paid in capital	68	—
Accumulated deficit	(86,567)	(87,850)
Accumulated other comprehensive loss	(331)	(344)
Total stockholders’ equity	7,015	5,543
Total liabilities and stockholders’ equity	$13,521	$12,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales — Edwards	$1,115	$1,352	$3,717	$4,198
Product sales — other	90	183	545	462
Service fees — Edwards	337	313	1,034	984
Service fees — other	25	52	103	181
Total revenues	1,567	1,900	5,399	5,825

Cost of revenues:
Product sales — Edwards	344	564	1,172	1,580
Product sales — other	78	68	315	204
Service fees — Edwards	133	153	405	435
Service fees — other	35	30	111	114
Total cost of revenues	590	815	2,003	2,333
Gross profit	977	1,085	3,396	3,492

Operating expenses:
Selling, general and administrative	786	739	2,470	2,516
Research and development	394	810	1,385	2,030
Total operating expenses	1,180	1,549	3,855	4,546
Gain on the sale of manufacturing rights	—	—	1,432	—
Income (loss) from operations	(203)	(464)	973	(1,054)
Other income, net	123	67	310	183
Net income (loss)	$(80)	$(397)	$1,283	$(871)
Basic income (loss) per share	$(0.00)	$(0.01)	$0.04	$(0.03)
Diluted income (loss) per share	$(0.00)	$(0.01)	$0.04	$(0.03)

Average shares outstanding:
Basic	30,237	30,079	30,080	30,073
Diluted	30,237	30,079	30,518	30,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$1,283	$(871)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87	96
Loss on retirement of equipment	77	—
Compensation expense from stock options	68	—

Change in assets and liabilities:
Accounts receivable — Edwards	(311)	227
Accounts receivable — other	63	117
Inventories	(201)	126
Prepaid expenses and other assets	84	(147)
Accounts payable	51	33
Deferred revenue — Edwards	(421)	263
Deferred revenue — other	11	2
Accrued liabilities	(61)	267
Net cash provided by operating activities	730	113

Investing activities:
Purchase of investments	(4,000)	(8,400)
Maturity of investments	5,400	1,500
Purchase of equipment	(69)	(32)
Net cash provided by (used for) investing activities	1,331	(6,932)

Financing activities:
Net proceeds from sales of common shares	108	6
Net cash provided by financing activities	108	6

Effect of exchange rate changes on cash and cash equivalents	15	(48)
Net increase (decrease) in cash and cash equivalents	2,184	(6,861)

Cash and cash equivalents at beginning of period	2,560	9,678
Cash and cash equivalents at end of period	$4,744	$2,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.             Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company currently manufactures two lasers that are used in the treatment of cardiovascular disease.  PLC pioneered the CO2 Heart Laser System (“The Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization (“TMR”) to alleviate symptoms of severe angina.  The Company’s exclusive distributor for TMR products in the United States is Edwards Lifesciences LLC (“Edwards”).  In addition, the Company manufactures the Optiwave 980 laser (“Optiwave 980”) under a supply agreement with Edwards.  The Optiwave 980 is expected to be utilized by surgeons to ablate cardiac tissue as a means to treat certain heart arrhythmias.  As a result of these exclusive distributor and supply arrangements, Edwards is the Company’s largest customer, accounting for 93% and 88% of the Company’s total sales in the three and nine months ended September 30, 2006, respectively. Edwards is also the Company’s largest shareholder, owning approximately 18% of its outstanding stock as of September 30, 2006.

In a move to broaden its market beyond its current products, the Company recently announced its intention to initiate clinical studies for its RenalGuard™ Therapy and RenalGuard™ System (collectively, “RenalGuard”). RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of the RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over or under hydration.

The Company initiated its first human clinical trial utilizing its RenalGuard System and Therapy in November 2006 after receiving a conditional investigational device exemption from the FDA in October 2006. This 40 patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

The Company hopes to be able to demonstrate through future clinical trials that its RenalGuard System and Therapy are also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.             Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and related system disposables. In March 2006, the Company and Edwards terminated this agreement and entered into a new agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing and development rights to Edwards.  The Company will continue to be the exclusive manufacturer of the current generation of Optiwave 980 laser console for Edwards and will have certain rights of first refusal related to the development and manufacture of any next generation laser.  Separately, Edwards pays the Company a royalty on all future Optiwave 980 system related disposable sales until such time that cumulative royalty payments from Edwards reach $1,700,000.  For each of the three and nine months ended September 30, 2006, the Company recorded $4,000 and $12,000, respectively, of royalty revenue, which is included in the accompanying Condensed Consolidated Statements of Operations.

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

4.             Earnings (Loss) per Share

For the three months ended September 30, 2006 and for the three and nine months ended September 30, 2005, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or warrants, since their inclusion would be antidilutive.

For the nine months ended September 30, 2006, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share have been computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding dilutive stock options using the treasury stock method.

In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.  For the three months ended September 30, 2006 and 2005, 5,036,410 and 4,718,422 shares, respectively, and for the nine months ended September 30, 2006 and 2005, 5,036,410 and 4,718,422 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effect was antidilutive.  For each of the three and nine months ended September 30, 2005, 1,100,000 shares attributable to outstanding common stock warrants were also excluded from the calculation of diluted loss per share because the effect was antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic:
Net income (loss)	$(80)	$(397)	$1,283	$(871)
Weighted average shares outstanding	30,237	30,079	30,080	30,073
Earnings (loss) per share	$(0.00)	$(0.01)	$0.04	$(0.03)
Diluted:
Net income (loss)	$(80)	$(397)	$1,283	$(871)
Weighted average shares outstanding	30,237	30,079	30,080	30,073
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	—	438	—
Weighted average common and common equivalent shares	30,237	30,079	30,518	30,073
Earnings (loss) per share	$(0.00)	$(0.01)	$0.04	$(0.03)

5.             Stock-Based Compensation

Stock Option and Stock Purchase Plans

In May 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan has replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (the “Previous Plans”), under which no further awards can be granted.

The number of stock options that may be granted under the 2005 Plan is equal to 2,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under the

Previous Plans and the 2005 Plan become exercisable either immediately, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.

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

The per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant non-qualified options at an exercise price of at least 85% of the fair market value of the common stock.

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees.  Prior to December 1, 2005, shares of the Company’s common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  On November 30, 2005, the Company adopted an amendment to the Purchase Plan which provides that the purchase price for each share of the Company’s common stock purchased under the Plan will be 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  The change in the purchase price was effective beginning with the plan period commencing on December 1, 2005. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 631 shares of common stock in 2006, 12,044 shares of common stock in 2005, and 13,390 shares of common stock in 2004 at average prices of $0.62, $0.51 and $0.70 per share, respectively.  At September 30, 2006, 321,856 shares were reserved for future issuance under the Purchase Plan.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method, which did not require restatement of prior period results. Under this transition method, compensation expense totaling $35,000 and $68,000, respectively, was recognized in the accompanying statement of operations for the three and nine months ended September 30, 2006. The compensation expense recorded includes (a) $22,000 of compensation cost in the nine months ended September 30, 2006 for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and (b) $46,000 of compensation cost in the nine months ended September 30, 2006 for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  As of September 30, 2006, the Company had $246,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.3 years.

The weighted average fair value of options issued during the three and nine months ended September 30, 2006 were estimated using the Black-Scholes model.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected life (years)	6.00	5.50-6.00
Interest rate	4.77%	4.07-5.05%
Volatility	93.9%	91.2-93.9%
Expected dividend yield	None	None
Value of option granted	$0.68	$0.48-0.68

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

Options Outstanding

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except per option data)
Outstanding, December 31, 2005	4,688	$1.19
Granted	596	0.69
Exercised	(157)	0.68
Canceled	(40)	0.88
Cancellation upon termination of expired option plans	(51)	4.90
Outstanding, September 30, 2006	5,036	1.11	6.35	$1,139
Exercisable, September 30, 2006	4,483	1.16	5.95	1,032

The aggregate intrinsic value amounts in the table above represent the difference between the closing price of the Company’s common stock on September 30, 2006 and the exercise price, multiplied by the in-the-money stock options as of the same date.  There were no stock options exercised during the three months ended September 30, 2006.

Options granted during 2006 will vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors. Options granted during 2005 to both employees and non-employee directors vested immediately upon granting.

The following table summarizes unvested share activity during the nine months ended September 30, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Nonvested, December 31, 2005	101	$0.82
Granted	596	0.69
Vested	(117)	0.76
Canceled	(27)	0.86
Nonvested, September 30, 2006	553	0.69

Pro Forma Information for Period Prior to SFAS 123(R) Adoption

The Company has historically granted stock options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the fair value of the shares at the dates of grant. Through December 31, 2005, the Company adopted the disclosure only provisions of SFAS 123, and accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).  Under APB Opinion No. 25, compensation expense with respect to such awards is not recognized if on the date the awards were granted the exercise price was equal to or greater than the fair market value of the underlying common shares.

The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine month periods ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Net loss attributable to common stockholders—As reported	$(397)	$(871)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(10)	(176)
Net loss attributable to common stockholders—Pro forma	$(407)	$(1,047)
Loss per basic and diluted share attributable to common stockholders—As reported	$(0.01)	$(0.03)
Loss per basic and diluted share attributable to common stockholders—Pro forma	$(0.01)	$(0.03)

The fair value of issued options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2005

Expected life (years)	3
Interest rate	3.68%
Volatility	40.7%
Expected dividend yield	None

6.             Comprehensive Income (Loss)

Total comprehensive loss for the three months ended September 30, 2006 was $78,000 and total comprehensive income for the nine months ended September 30, 2006 was $1,296,000.  Total comprehensive loss for the three and nine months ended September 30, 2005 was $400,000 and $905,000, respectively. Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

7.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2006 and December 31, 2005, inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$911	$701
Work in progress	140	67
Finished goods	113	195
	$1,164	$963

At September 30, 2006 and December 31, 2005, inventories are stated net of a reserve of $528,000 and $533,000, respectively, for potentially excess and obsolete inventory.

8.             Revenue Recognition

The Company records revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received from Edwards in February 2004.  This payment was made by Edwards in exchange for a reduction in the prospective purchase price the Company receives from Edwards upon a sale of the kits.  The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue.  Management determined that a seven year timeframe was the most appropriate amortization period based on a valuation model they used to assess the economic fairness of the payment. Factors management considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, for the three and nine months ended September 30, 2006 the Company recorded amortization of $158,000 and $483,000, respectively, as compared to $89,000 and $263,000, respectively, for the three and nine months ended September 30, 2005.  These amounts are included in revenues in the Consolidated Statements of Operations for the respective periods.

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

Changes in the warranty accrual were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of period	$60	$60
Payments made	—	—
Change in liability for warranties issued during the year	—	10
Change in liability for preexisting warranties	—	(10)
Balance, end of period	$60	$60

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below in Part II, Item 1A. “Risk Factors”, and elsewhere in this quarterly report.

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We currently manufacture two lasers that are used in the treatment of cardiovascular disease.  Our Heart Laser Systems are used to treat patients with severe angina and the Optiwave 980 is used to ablate cardiac tissue as a means to treat certain heart arrhythmias.

In a move to broaden our market beyond our current products, we recently announced our intention to initiate clinical studies for our RenalGuard™ Therapy and RenalGuard™ System. RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over or under hydration.

We initiated our first human clinical trial utilizing our RenalGuard System and Therapy in November 2006 after receiving a conditional investigational device exemption from the FDA in October 2006. This 40 patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

We hope to be able to demonstrate through future clinical trials that our RenalGuard System and Therapy are also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

Edwards is our exclusive distributor for TMR products in the United States and our largest customer. In addition, we manufacture the Optiwave 980 for Edwards under a supply agreement. As a result of these exclusive distributor and supply arrangements, Edwards accounted for approximately 93% and 88%, respectively, of our total sales in the three and nine months ended September 30, 2006 and 89% in the year ended December 31, 2005.  We expect this sales trend to continue for the near future.  We do not expect in the future to market RenalGuard through Edwards.

Approximately 95% and 96%, respectively, of our revenues in the three and nine months ended September 30, 2006 and 89% in the year ended December 31, 2005 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. TMR kit shipments to U.S. hospitals through Edwards decreased approximately 2% and increased approximately 1%, respectively, in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We remain largely dependent on the success of Edwards’ sales and marketing efforts to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Revenue Recognition

We record revenue from the sale of TMR kits and the Optiwave 980 at the time of shipment to Edwards.  TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to Edwards’ payment to us of $4,533,333 in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price we receive from Edwards upon a sale of the kits. We are amortizing this payment from Edwards into our Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenue. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make.  Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010.  Based on this, for the three and nine months ended September 30, 2006, we recorded amortization of $158,000 and $483,000, respectively, as compared to $89,000 and $263,000, respectively, for the three and nine months ended September 30, 2005. These amounts are included in revenues in our Consolidated Statements of Operations for the respective periods.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method, which did not require restatement of prior period results. Under this transition method, compensation expense totaling $35,000 and $68,000, respectively, was recognized in our statement of operations for the three and nine months ended September 30, 2006. The compensation expense recorded includes (a) $22,000 of compensation cost in the nine months ended September 30, 2006 for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions SFAS 123, and (b) $46,000 of compensation cost in the nine months ended September 30, 2006 for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of September 30, 2006, we had $246,000 of total unrecognized compensation cost related to our unvested options, which is expected to be recognized over a weighted average period of 2.3 years.

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

Results of Operations

Results for the three and nine months ended September 30, 2006 and 2005 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,567	100	1,900	100	5,399	100	5,825	100
Total cost of revenues	590	38	815	43	2,003	37	2,333	40
Gross profit	977	62	1,085	57	3,396	63	3,492	60
Selling, general & administrative	786	50	739	39	2,470	46	2,516	43
Research & development	394	25	810	43	1,385	26	2,030	35
Total operating expenses	1,180	75	1,549	82	3,855	71	4,546	78
Gain on sale of manufacturing assets	—	—	—	—	1,432	27	—	—
Income (loss) from operations	(203)	(13)	(464)	(24)	973	18	(1,054)	(18)
Other income	123	8	67	4	310	6	183	3
Net income (loss)	(80)	(5)	(397)	(21)	1,283	24	(871)	(15)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (decrease) over 2005		2006	2005	Increase (decrease) over 2005
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,205	1,535	(330)	(21)	4,262	4,660	(398)	(9)
Service fees	362	365	(3)	(1)	1,137	1,165	(28)	(2)
Total revenues	1,567	1,900	(333)	(18)	5,399	5,825	(426)	(7)
Product cost of sales	422	632	(210)	(33)	1,487	1,784	(297)	(17)
Service fees cost of sales	168	183	(15)	(8)	516	549	(33)	(6)
Total cost of revenues	590	815	(225)	(28)	2,003	2,333	(330)	(14)
Gross profit	977	1,085	(108)	(10)	3,396	3,492	(96)	(3)
Selling, general & administrative expenses	786	739	47	6	2,470	2,516	(46)	(2)
Research & development expenses	394	810	(416)	(51)	1,385	2,030	(645)	(32)
Total operating expenses	1,180	1,549	(369)	(24)	3,855	4,546	(691)	(15)
Gain on sale of manufacturing assets	—	—	—	—	1,432	—	1,432	100
Income (loss) from operations	(203)	(464)	261	56	973	(1,054)	2,027	192
Other income	123	67	56	84	310	183	127	69
Net income (loss)	(80)	(397)	317	80	1,283	(871)	2,154	247

Product Sales

TMR laser revenues, the largest component of product sales in the three months ended September 30, 2006, decreased by $438,000, or 52%, as compared to the three months ended September 30, 2005.  Domestic TMR laser revenues decreased $388,000, or 49%, as a result of a decrease in the number of new TMR lasers sold by Edwards, as well as decreased revenue sharing earned under the TMR distribution agreement with Edwards.  International TMR laser revenues decreased $50,000, from $50,000 to $0, due to the sale of a single used laser to an international customer in the three months ended September 30, 2005.

In the nine months ended September 30, 2006, TMR laser revenues decreased by $302,000, or 14%, as compared to the nine months ended September 30, 2005.  Domestic TMR laser revenues decreased $510,000, or 24%, as a result of a decrease in the number of new TMR lasers sold by Edwards, as well as decreased revenue sharing earned under the TMR distribution agreement with Edwards.  International TMR laser revenues increased $208,000, from $60,000 to $278,000, due to one additional laser sale to international customers in the nine months ended September 30, 2006.

Disposable TMR kit revenues, the second largest component of product sales, increased by $156,000, or 28%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Domestic TMR kit revenues increased $129,000, or 23%, as a result of (1) a $69,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards in 2004 and (2) a higher volume of kit shipments to Edwards. International disposable TMR kit revenues increased $27,000 as a result of a sale to one customer in the three months ended September 30, 2006.

In the nine months ended September 30, 2006, disposable TMR kit revenues increased by $350,000, or 20%, as compared to the nine months ended September 30, 2005.  Domestic TMR kit revenues increased $368,000, or 22%, as a result of (1) a $220,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards and (2) a higher volume of kit shipments to Edwards.  International disposable TMR kit revenues decreased $18,000, or 18%, as a result of a lower volume of kit shipments to international customers.

Optiwave 980 revenues to Edwards were $20,000 in the three months ended September 30, 2006 as compared to $0 in the three months ended September 30, 2005, as no Optiwave 980 units were sold to Edwards in the three months ended September 30, 2005. Optiwave 980 revenues to Edwards decreased $325,000, or 94%, in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, due to a lower volume of Optiwave 980 units shipped to Edwards in the nine months ended September 30, 2006.  Under our new supply agreement with Edwards that we entered into in March 2006, Edwards has agreed to purchase any additional units of the current generation of Optiwave 980 exclusively from us.  We believe that our future revenues from sales of this current generation laser will not exceed $980,000 and may be less, depending in part on demand for that product and when, if ever, Edwards chooses to introduce its next generation laser to the market.  We have a right of first refusal to develop and manufacture any next generation laser for Edwards; however, at this time we have not had discussions with Edwards regarding any such successor product.

Other product sales, relating to sales of new and refurbished general purpose surgical laser tubes, decreased $68,000, or 54%, and 121,000, or 36%, respectively, in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.

Service Fee Revenues

Service fee revenues decreased $3,000, or 1%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Domestic service fees increased $25,000, or 8%, due to increased billings to Edwards for service related calls and increased revenues generated from service contracts. International service fees decreased $28,000, or 53%, due to a decrease in billings to a single international customer whose HL2 laser was removed.

Service fee revenues decreased $28,000, or 2%, in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  Domestic service fees increased $50,000, or 5%, due to increased billings to Edwards for service related calls and increased revenues generated from service contracts. International service fees decreased $78,000, or 43%, due to a decrease in billings to a single international customer whose HL2 laser was removed.

Gross Profit

Total gross profit was $977,000, or 62% of total revenues, for the three months ended September 30, 2006 as compared with gross profit of $1,085,000, or 57% of total revenues, for the three months ended September 30, 2005.  The improved gross profit percentage is the result of a better overall sales mix of our products, most notably higher TMR kit revenues.  The decrease in gross profit dollars is due to (1) a decrease in additional revenue sharing on lasers earned under the TMR distribution agreement with Edwards, (2) a decrease in the number of new domestic TMR lasers sold, (3) lower revenues from new and refurbished general purpose surgical tubes, (4) an increase in the inventory obsolescence reserve and (5) lower international TMR laser revenues.  These decreases were offset in part by (1) higher disposable TMR kit revenues, (2) reduced service costs and (3) an increase in Optiwave 980 revenues.

Total gross profit was $3,396,000, or 63% of total revenues, for the nine months ended September 30, 2006 as compared with gross profit of $3,492,000, or 60% of total revenues, for the nine months ended September 30, 2005.  The improved gross profit percentage is the result of a better overall sales mix of our products, most notably higher TMR kit revenues.  The decrease in gross profit dollars is due to (1) a decrease in additional revenue sharing earned under the TMR distribution agreement with Edwards, (2) lower revenues from new and refurbished general purpose surgical tubes, (3) a decrease in Optiwave 980 revenues, (4) a decrease in the number of new domestic TMR lasers sold and (5) an increase in the inventory obsolescence reserve.  These decreases were offset in part by (1) higher disposable TMR kit revenues, (2) reduced service costs and (3) higher international TMR laser sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% and decreased 2%, respectively, in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.  The increase in the three months ended September 30, 2006 is related to increased incentive compensation and bad debt expense offset in part by lower legal expenses and corporate expenditures.  The decrease in the nine months ended September 30, 2006 is related to lower corporate, legal and incentive compensation offset in part by increased consulting and bad debt expenses.

Research and Development Expenses

Research and development expenditures decreased 51% and 32%, respectively, in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.  There was a decrease in expenditures in connection with both the Optiwave 980 and RenalGuard projects.

We expect to continue to incur significant new research and development expenditures for the remainder of 2006 and future years in pursuit of our business strategy to broaden and diversify our product portfolio beyond our current product offerings. Our current and near term development efforts in pursuit of this business strategy are focused on performing clinical trials of our newest product, RenalGuard, which should result in increased research and development expenditures through 2008.

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

Other Income

The largest component of other income is interest income earned on our cash, cash equivalents and short-term investments. Interest income increased $56,000, or 84%, and $127,000, or 69%, respectively, in the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 due to higher interest rates earned on our cash, cash equivalents and short-term investments and higher investable balances.

Net Income (Loss)

In the three months ended September 30, 2006, we recorded net loss of $80,000 as compared to a net loss of $397,000 in the three months ended September 30, 2005.  This decrease in the net loss is primarily a result of lower operating expenses and higher other income in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

In the first quarter, we recorded a gain of $1,432,000 from the sale of our Optiwave 980 disposable manufacturing rights to Edwards.  This non-recurring gain resulted in our recording net income for the nine months ended September 30, 2006 of $1,283,000, as compared to a net loss of $871,000 for the nine months ended September 30, 2005.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Increase (Decrease) over 2005	2006	2005	% Increase (Decrease) over 2005

Domestic	502	513	(2)	1,530	1,518	1
International	13	15	(13)	38	70	(46)
Total	515	528	(2)	1,568	1,588	(1)

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $10,244,000 as of September 30, 2006, an increase of $784,000 from $9,460,000 as of December 31, 2005.  Our short-term investments consist of monies invested in bank certificates of deposit.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash provided by operating activities in the nine months ended September 30, 2006 was $730,000 due to our net income (including from the sale of the Optiwave 980 manufacturing rights) and non-cash depreciation, amortization, loss on retirement of equipment and compensation expense related to stock options, partially offset by overall unfavorable working capital changes. Additional cash was provided by net proceeds from the sales of common shares of $108,000 and the effect of foreign exchange rate changes totaling $15,000.  We used $69,000 for the purchase of equipment.

We are largely dependent on the success of Edwards’ sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing.  It is not certain that we, working with Edwards and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

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

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. Our current and near term development efforts in pursuit of this business strategy are focused on performing clinical trials of our newest product, RenalGuard.  We believe this strategy will result in our incurring losses at least through 2008 as we increase our research and development spending in order to conduct the clinical trials we believe are necessary to successfully market RenalGuard.  We cannot be certain that we will be successful in implementing our business strategy or that future sales, if any, of RenalGuard or other potential new products will recover the investments we plan to make. If we are unsuccessful in implementing our business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Off-Balance Sheet Arrangements

None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the value of foreign sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented only 4% and 9%, respectively, of our consolidated sales in the three and nine months ended September 30, 2006 and 6% in the year ended December 31, 2005. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss in the quarter ended September 30, 2006 and we expect to continue to incur net losses in future quarters, at least through 2008, as we increase our research and development spending on clinical studies of RenalGuard. We cannot provide any assurance that we will be successful with our business strategy, that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

Our company is currently dependent on one principal customer.

Pursuant to the terms of our TMR distribution agreement with Edwards, Edwards is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  In addition, we are the exclusive manufacturer of the current version of the Optiwave 980 laser console for Edwards.  As a result of these exclusive arrangements, Edwards accounted for 93% and 88%, respectively, of our total revenues in the three and nine months ended September 30, 2006 and 89% in the year ended December 31, 2005, and we expect Edwards to account for the significant majority of our revenue in the near future.  If our relationship with Edwards does not progress as anticipated, or if Edwards’ sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent on one principal product line to generate revenues.

We currently sell one principal product line, which consists of two patented high-powered carbon dioxide lasers and related TMR disposable kits known as the Heart Laser Systems, which account for the majority of our total revenue.  Approximately 95% and 96%, respectively, of our revenues in the three and nine months ended September 30, 2006 and 89% in the year ended December 31, 2005, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

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

Our ability to operate our business successfully depends in significant part upon the retention and motivation of certain key technical, regulatory, clinical, marketing, production and managerial personnel and consultants and our ongoing ability to hire and retain additional qualified personnel in these areas. Competition for such personnel is intense, particularly in the Greater Boston area. We cannot be certain that we will be able to attract such personnel and the loss of any of our current key employees or consultants could have a significant adverse impact on our business.

Our company may be unable to raise needed funds.

As of September 30, 2006, we had cash, cash equivalents and short-term investments totaling $10,244,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months.  However, if our business does not progress in accordance with our current business plan, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

Our newest product, RenalGuard, is still undergoing development and we have only recently begun to test it in a clinical setting as part of our initial pilot clinical study.

We have only recently completed the first generation product design for our RenalGuard System and we have just begun testing the device in a clinical hospital setting as part of our pilot human clinical study. We may need to make substantial modifications to the design, features or functions of our device in order for it to obtain FDA approval or meet customer expectations. These changes may not be able to be completed in a timely fashion, if at all. Should any such modifications prove to be significantly more costly or time consuming to engineer than we estimate, our ability to bring this product to market may be severely and negatively impacted.

Our planned future clinical trials to study the safety and effectiveness of RenalGuard in preventing contrast-induced nephropathy will take us a significant amount of time to complete, if we can complete them at all, and the results of these clinical trials may not show sufficient safety and efficacy for us to either obtain FDA approval or otherwise be able to successfully market and sell the product.

Our business strategy to grow our revenues and profitability is largely dependent on our success in timely completing our planned future clinical trials of RenalGuard. We hope to be able to demonstrate through clinical trials that RenalGuard is safe and effective in preventing contrast-induced nephropathy (“CIN”), a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

We can provide no assurance that when studied in humans RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of our planned clinical trials is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients amongst other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites.

Should our clinical trials take longer than we expect, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed, could be seriously harmed and our ability to successfully fund the completion of the trials and bring RenalGuard to market may be adversely affected.

We will need to build a direct sales and marketing organization or otherwise enter into one or more distribution arrangements in order to market our RenalGuard System if and when it is approved for sale.

We currently do not have a direct sales force. Instead, we market our existing products primarily through Edwards in the United States and through independent distributors outside the U.S.  We do not plan to use Edwards to market our RenalGuard product if and when it becomes commercially available to customers. We will need to either build an internal direct sales and marketing organization or find distribution partners in order to successfully market our RenalGuard System.

If we choose to build a direct sales force, we may not be able to attract qualified individuals with the requisite training or experience to sell our product. In addition, we would need to devote substantial management time instituting policies, procedures and controls to oversee and effectively manage this new part of our organization, which could adversely impact our daily operations and would require us to invest significant financial resources, the cost of which could be prohibitive.

If we instead choose to pursue an indirect distribution strategy, we may not be able to identify suitable distribution partners with sufficient industry experience, brand recognition, sales capacity and willingness/ability to maximize sales. Further, we may not be able to negotiate distribution agreements with terms and conditions that are acceptable to us, including ensuring that our product receives adequate sales force focus and attention.

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

Many potential competitors have substantially greater financial resources and are in a better financial position to exploit marketing and research and development opportunities.  In addition, we are aware that other companies are developing or already have developed proprietary systems for the treatment of cardiac arrhythmias, and specifically atrial fibrillation (“AF”), that may be safer, clinically more effective, easier and more cost effective to use and, in the case of percutaneous devices, less invasive than the systems we market.

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

In addition, as a condition of our original FDA approval for our TMR products, we were required by the FDA to perform a postmarket surveillance study. The FDA has recently requested us to submit a Premarket Approval (“PMA”) Postapproval Study report summarizing this postmarket surveillance study. As part of this report, the FDA has requested that we analyze and discuss the adverse event and mortality rates seen in the postmarket study and compare these results to the premarket study which was presented as part of our initial FDA PMA application. Because of the significant safety information collected in the postapproval study, and as the FDA has indicated it plans to do in other product areas, the FDA plans to present the results at a future meeting of the FDA Circulatory System Devices Advisory Panel and thereafter determine what, if any, actions should be taken with respect to our current Heart Laser Systems PMA.

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

RenalGuard

We presently have no governmental approvals to market our RenalGuard System. We must receive either FDA approval or clearance before we can market our product in the United States. We must also receive CE Mark approval before we can market our product in the EU. Other international countries may require their own approvals prior to our being able to market our product in those countries.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device can be costly and time consuming, and we cannot predict when, if ever, such approvals or clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA application. The FDA will clear marketing of a medical device through the 510(k) process only if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products.

At the present time we are not aware of any clear predicates with substantially the same proposed indications for use which would enable us to conclude that RenalGuard is likely to be cleared by the FDA as a 510(k) device. Therefore, we believe RenalGuard most likely will need to go through the PMA application process.

Because the PMA application process is more costly, lengthy and uncertain than the 510(k) process and must be supported by extensive data, including data from preclinical studies and human clinical trials, we cannot predict when our product may eventually come to market. Should we be unable to obtain FDA or CE Mark approval for RenalGuard, or should the approval process take longer than we anticipate, our future revenue growth prospects could be materially and adversely affected.

Changes in third party reimbursement for either TMR or cardiac tissue ablation procedures and our ability to secure third party reimbursement for RenalGuard could materially affect future demand for our products.

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

Furthermore, we know of no existing Medicare coverage or other third party reimbursement that would be available to either hospitals or physicians that would help defray the additional cost that would result from the purchase and/or use of our RenalGuard System. We also can provide no assurance that we will ever be able to obtain Medicare coverage or other third party reimbursement for the use of RenalGuard, which could materially and adversely affect the potential future demand for this product.

In addition, the market for our products could be adversely affected by future legislation to reform the nation’s healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

Securing intellectual property rights for our RenalGuard System is critical to our future business plans, but may prove to be difficult or impossible for us to obtain.

We have filed seven patent applications and have one provisional patent application pending at the United States patent office related to our RenalGuard System and other intellectual property in the general field of preventing acute renal failure. Securing patent protection over our intellectual property ideas in this field is, we believe, critical to our plans to successfully differentiate and market our RenalGuard System and grow our future revenues. We can provide no assurance, however, that we will be successful in securing any patent protection for our intellectual property ideas in this chosen field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Furthermore, even if we are successful in securing patent protection for some or all of our intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing our RenalGuard System against other potentially competitive devices.

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

We will soon have to comply with requirements regarding internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our fiscal year ending December 31, 2007, our management will be required to provide a report on the effectiveness of our internal control over financial reporting.  We are developing a program to perform this evaluation in order to comply with these requirements.  Compliance with these requirements is expected to be expensive and time-consuming.  If we fail to timely complete this evaluation, we could be subject to regulatory action and public confidence in us could be adversely affected and our stock price could decline.  In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

PLC SYSTEMS INC.

Date: November 14, 2006	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.