Form 10-K
period 2006-12-31
PLC SYSTEMS INC
filed 2007-03-30
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2006, was $21,319,807. As of March 20, 2007, 30,311,040 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements. Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to the risk factors set forth in Item 1A.

PART I

Item 1.                        Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We pioneered and manufacture the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. In addition, we recently began to conduct clinical trials for our RenalGuard Therapy and RenalGuard System (collectively “RenalGuard”). RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys. This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used. The real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

In December 2006, we received full Food and Drug Administration (“FDA”) approval to conduct our first human clinical trial utilizing our RenalGuard System and Therapy under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

We hope to be able to demonstrate through future clinical trials that our RenalGuard System and Therapy are also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

Recent Developments

Optiwave 980 Program

In December 2006, Edwards Lifesciences LLC (“Edwards”) announced the discontinuation of its Optiwave 980 Cardiac Laser Ablation System (“Optiwave 980”). We manufactured the Optiwave 980 for Edwards under a supply agreement prior to it being discontinued. Sales of Optiwave 980 to Edwards totaled approximately $20,000 and $345,000 in 2006 and 2005, respectively. We do not expect to generate any significant revenues from this product line in the future.

Appointment of Novadaq Corp. as Exclusive U.S. TMR Distributor

On March 20, 2007, we entered into a distribution agreement with Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc. [TSX: NDQ], pursuant to which we appointed Novadaq as our exclusive distributor in the United States for our TMR business. The agreement amended and restated the exclusive distribution agreement between us and Edwards, which had been assigned by Edwards to Novadaq on the same date. The agreement with Novadaq reflects substantially the same roles, responsibilities and financial terms as our previous agreement with Edwards.

Novadaq Technologies is a medical device company that develops and commercializes medical imaging devices for use in the operating room. Their proprietary SPY® Intra-operative Imaging System enables cardiac surgeons to visually assess coronary bypass graft functionality during the course of open-heart surgery by means of an intravenous administration of a fluorescent imaging agent, IC-Green™, coupled with a low level infrared laser source. We believe Novadaq will market our Heart Laser System and the TMR procedure as a treatment option to be used intra-operatively by the cardiac surgeon if their

SPY Imaging System shows the surgeon that a bypass graft is not adequately providing new blood flow to a specific region of the heart as intended.

We believe this strong synergistic multi-product offering of the SPY Imaging System, which can be used by the cardiac surgeon as a real-time diagnostic device, and the Heart Laser System, which can be used as a real-time treatment option when bypass grafts are shown not to be functioning as intended, will be an effective sales tool with cardiac surgeons that will result in increased sales of both product lines.

Novadaq currently employs a direct sales force of approximately 26 professional salespeople and clinical educators who will be responsible for marketing our TMR products along with their own SPY Imaging System, as well as other imaging related product lines they market for non-cardiac applications. Novadaq intends to hire Edwards’ current TMR laser saleforce to augment this team.

We believe that our new distribution arrangement with Novadaq may provide us with certain potential benefits, as follows:

1.                Increased sales force focus on our TMR product offerings;

2.                An entrepreneurial approach to marketing our TMR products, emphasizing the synergistic nature of our respective technologies; and

3.                Access to and communication with executive management, who will be directly responsible and accountable for formulating and implementing sales and marketing strategies for our TMR products.

Prior to our  consenting to the assignment of our U.S. TMR distribution arrangement with Edwards to Novadaq, Edwards was our largest customer, accounting for approximately 88%, 89% and 88% of our total sales in 2006, 2005 and 2004, respectively. We expect a similar level of sales concentration to continue in the near future with Novadaq as our largest customer now that they hold the exclusive U.S. distribution rights for our TMR products.

Novadaq’s total reported revenues in 2006 were approximately $2.2 million. Edwards has indicated in a public announcement on March 21, 2007 that their TMR revenues in 2006 totaled approximately $12 million at the end user level. As such, we believe that revenues from sales of our TMR products will account for the majority of Novadaq’s revenues in the near future. However, we also believe that our first quarter revenues and results of operations in 2007 will be lower than prior quarters in 2006 as a result of (1) a decline in disposable TMR kit shipments and revenues to Edwards as a result of Edwards reducing its inventory in anticipation of the assignment and (2) the timing of the assignment of distribution responsibilities from Edwards to Novadaq just ten days prior to the end of our first fiscal quarter which, we believe, will result in a delay in certain potential hospital purchases of new HL2 lasers. How successful the transition of distribution responsibilities from Edwards to Novadaq is will in large part impact our revenue and operating results during future quarters in 2007.

FDA Postmarket Study Report

As a condition of our original FDA approval for our TMR products, we were required by the FDA to perform a postmarket surveillance study. The FDA recently requested that we submit a Premarket Approval (“PMA”) Postapproval Study report summarizing this postmarket surveillance study. As part of this report, the FDA requested that we analyze and discuss the adverse event and mortality rates seen in the postmarket study and compare these results to the premarket study which was presented as part of our initial FDA PMA application. We filed this postapproval study report with the FDA on February 28, 2007.

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

In August 1998, we received approval from the FDA to market our first generation CO2 Heart Laser, the HL1, throughout the United States. We were the first company to receive FDA approval to commercialize a product to perform TMR. In January 2001, we received approval from the FDA to market our smaller and lighter second generation Heart Laser, the HL2.

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

Cardiovascular Disease and Current Therapies

According to the Heart Disease and Stroke Statistics—2007 Update, or 2007 HSSU, which was published by the American Heart Association, an estimated 79.4 million Americans suffered from one or more types of cardiovascular disease in 2004, with an estimated 15.8 million suffering from coronary heart disease and 8.9 million suffering from angina pectoris (chest pain). This represents an increase over similar statistics published in the 2006 HSSU, when it was reported that 71.3 million Americans suffered from one or more types of cardiovascular disease in 2003, with an estimated 13.2 million suffering from coronary heart disease and 6.5 million suffering from angina.

Cardiovascular disease is the leading cause of death in the U.S., resulting in approximately 36% of all 2,398,000 deaths in 2004 or 1 of every 2.8 deaths in the U.S. The American Heart Association estimates that the direct and indirect costs of cardiovascular disease in the year 2007 will be approximately $431.8 billion.

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

Drug therapy alleviates some of the symptoms of atherosclerosis but is often ineffective in serious cases. Angioplasty is a less invasive treatment for arteriosclerosis than bypass surgery. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery. By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow and decreased angina symptoms. According to the 2007 HSSU, an estimated 1,285,000 inpatient angioplasty procedures and an estimated 664,000 percutaneous coronary interventions were performed in the U.S. in 2004.

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

Conventional bypass surgery involves cutting open the patient’s chest, cutting through the sternum, usually connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient’s body to create a bypass around the diseased blood vessel and restarting the heart. According to the 2007 HSSU, an estimated 427,000 inpatient coronary artery bypass procedures were performed on 249,000 patients in the U.S. in 2004 (down from 467,000 bypass procedures performed on 268,000 patients in the U.S. in 2003). Certain patients however are not suited for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some patients with diabetes, and others who are considered too ill to survive surgery.

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

Potential Benefits of TMR

In September 2001, long term follow-up data was published in Circulation, the official journal of the American Heart Association, on eligible patients from our FDA clinical studies. The long-term TMR analysis included 78 patients at nine hospitals. Each patient had been suffering from chronic angina and from severe coronary artery disease, or CAD, before receiving treatment with the HL1. The average age of the patients at enrollment was 61. The average preoperative angina class for the group was 3.7 out of a maximum of 4 (angina is measured in classes from one to four, one being the least painful and four being the most painful). After an average of 55 months following the TMR procedure, the group’s average angina class improved from 3.7 to 1.6. This was virtually unchanged from the 1.5 average angina class reported at 12 months following the TMR procedure. In fact, five years after having the TMR procedure with the HL1, 17% of the patients reported having no angina and 64% were in angina class 1 or 2.

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

New Business Initiative and Growth Strategy

RenalGuard Program

Our near term focus is to conduct clinical trials of RenalGuard to determine whether it is safe and effective in preventing contrast-induced nephropathy in patients who have some form of pre-existing renal impairment or other significant risk factors and who will be undergoing an imaging procedure where they will be exposed to potentially toxic contrast media. We believe if we can demonstrate through future clinical studies that RenalGuard is safe and effective in preventing contrast-induced nephropathy in such patients that there will be substantial markets and revenue growth prospects for our system.

Contrast-Induced Nephropathy (CIN)

The diagnosis and treatment of cardiovascular disease rely heavily on cardiovascular imaging. Interventional cardiologists and radiologists are increasingly becoming involved at earlier stages in the management and treatment of patients suffering from cardiovascular disease, as noninvasive imaging and interventional treatment techniques, such as angioplasty procedures and stent placements, increase in demand and outpace the use of invasive surgical options.

We estimate that approximately 7 million cardiovascular diagnostic and interventional imaging procedures are performed worldwide each year. These less invasive, image-guided medical procedures require the use of an iodine-based radiocontrast media, or dye, to facilitate the capture and display of x-ray images. These contrast agents are known to be toxic to the kidney, whose main function is to filter and remove wastes and fluids, such as this dye, from the body. Patients who undergo a diagnostic or interventional imaging procedure and who present themselves with a certain level of pre-existing impaired renal (kidney) function are especially susceptible to the toxic effects of these contrast agents and to developing CIN.

CIN is a major and growing problem due to the increasing number of older patients, diabetics, and patients with pre-existing renal failure requiring interventional procedures that use radiographic contrast media. It is the third most common cause of in-hospital acute renal failure. It is associated with increased in-hospital mortality rates, and increases in long-term mortality, major in-hospital adverse cardiac events, and risk of renal dialysis therapy. Any of these can result in prolonged hospital stays and increased medical costs. We believe that approximately 15% to 20% of all patients undergoing image-guided cardiology and radiology procedures are at risk of developing CIN. The estimated mortality rate for patients that acquire CIN may be as high as 35%.

Potential Market Size

According to the American Heart Association and other sources, there are approximately 4.4 million diagnostic and interventional cardiology and radiology imaging procedures requiring the use of contrast agents that are performed annually in the United States alone. Patients with other significant risk factors besides renal insufficiency, such as congestive heart failure, anemia, peripheral vascular disease, diabetes and being over the age of 75, are also at risk for acquiring CIN. This population continues to grow. Specifically, there are an estimated 200 million diabetics worldwide with a projected increase of 50% to 75% over the next 20 years. Heart failure affects an estimated 5 million people in the U.S. alone and is growing at an estimated rate of 500,000 new cases per year. According to the National Kidney Foundation, approximately 20 million Americans - 1 in 6 U.S. adults - have chronic kidney disease leading to renal insufficiency, and another 20 million more are at increased risk.

At-risk patients with renal insufficiency are easily identified with a routine blood analysis involving the level of a waste product in the blood called serum creatinine and an industry standard calculation called a creatinine clearance. Creatinine clearance can be accurately calculated using serum creatinine concentration and some or all of the following variables: sex, age, weight, and race as suggested by the National Diabetes Association. An increase in creatinine clearance is generally accepted as a good indicator of kidney disease. CIN is usually defined as an increase in serum creatinine of 25% over baseline within four days of a procedure where contrast is administered.

Of the estimated 7 million diagnostic and interventional imaging procedures performed worldwide each year that involve the use of contrast agents, we believe that 15% of these cases, or approximately 1 million patients, could benefit from the use of our RenalGuard System and Therapy.

RenalGuard System and Therapy

RenalGuard is designed to reduce the toxic effects that contrast media can have on the kidneys, which may lead to a reduction in the incidence of CIN in at-risk patients. RenalGuard Therapy is based on existing published literature, including the industry recognized PRINCE study, that supports the theory that inducing and maintaining high urine output through the kidneys allows the body to rapidly eliminate contrast, reducing its toxic effects.

Our RenalGuard System is a real-time measurement and matched fluid replacement device. The system is comprised of a software-controlled, fluid balancing system and a console with a delivery mechanism for sterile replacement fluid, including detectors, monitors, and alarms. It is a closed loop system where the urine produced by the patient through a standard Foley-type catheter is continuously measured. A unique sterile disposable kit is required for each procedure.

Our RenalGuard Therapy entails the use of a standard FDA approved loop diuretic that induces the required high urine output that is measured and in real-time replaced with an equal volume of sterile solution, such as saline, by the RenalGuard System. This matched fluid replacement is intended to minimize the risk of over- or under-hydration which can lead to increased patient risks, including pulmonary edema—a swelling and/or fluid accumulation in the lungs which leads to impaired gas exchange and may cause respiratory failure.

Potential Benefits of RenalGuard

We are attempting to bring RenalGuard to market as the first product of its kind. We believe it is a safe, innovative technology capable of achieving significant market adoption due to its evidence-based therapy and straightforward integration into hospital environments where contrast agents are routinely used.

Evidence-based Therapy

We have successfully completed supporting pre-clinical and human trials with a prototype version simulating the RenalGuard Therapy. The aim of these studies was to determine if very high urine outputs with precise matching of intravascular volume significantly reduced the risk of CIN.

These feasibility studies have given us confidence in our proof of concept by concluding that high urine output with matched fluid replacement to maintain intravascular volume reduced the incidence of CIN. Both studies indicated a reduction in CIN without the occurrence of adverse events. These results suggest that this method should be further evaluated as a therapy for CIN.

Straightforward Hospital Integration

We believe RenalGuard can easily be integrated into hospital environments where contrast agents are routinely used. It leverages existing hospital resources to protect at-risk patients within the current therapy window.

RenalGuard is designed to be simple to operate and to have features that are similar to devices currently used by hospital staff.

Development Timeline

RenalGuard is currently an investigational device. In December 2006, we received full FDA approval to conduct our first human clinical trial utilizing the system under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the device and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

Following the multi-center pilot trial, we plan to seek FDA approval to initiate a U.S. multi-center randomized clinical trial to demonstrate the system’s ability to help protect at-risk patients from developing CIN as a result of contrast media used during their diagnostic and interventional procedures. This trial is expected to begin later this year.

Near Term Commercialization Strategy

We hope to obtain CE Mark approval in the summer of 2007, which we expect will lead to initial commercial launch in Europe in the second half of 2007. We are targeting our U.S. commercial launch by the middle of 2009, subject to the receipt of necessary regulatory approvals.

Other Potential Markets

We plan to focus our short-term marketing efforts on the interventional cardiovascular and radiology markets and the reduction of CIN in imaging procedures requiring the use of contrast. We believe though that our RenalGuard Therapy and System can be applied to other diagnostic treatments that require the use of contrast, such as CT scans and other radiography procedures.

Current Treatment Methods of Contrast-Induced Nephropathy

The only clinically accepted and endorsed preventive measure for patients at risk for CIN is pre- and post-procedure overnight hydration. There is currently no FDA approved device or drug for CIN prevention.

Other preventive measures being used in clinical practice today, but which to date have not received universal endorsement, include:

Mucomyst®

N-acetylcysteine (Mucomyst®) is both a renal vasodilator and antioxidant. It is prescribed by a doctor prior to the start of an interventional procedure and is taken by the patient in prearranged doses that may start the day before the procedure. This therapy is employed by most physicians due to an extremely low risk profile and cost. Clinical data linking Mucomyst to a reduction in CIN is to date inconclusive.

Sodium bicarbonate

Sodium bicarbonate is a pre-mixed pharmaceutical solution that is given intravenously on the same day as the procedure, prior to the start. Currently, there are a small number of published studies utilizing sodium bicarbonate as a preventative measure. There is some industry adoption using this solution to reduce the incidence of CIN due to the lack of expense and low risk to patients.

Device-Based Competition

Radiant Medical and FlowMedica are two companies that we are aware of that are also introducing device-based technology in this area.

Radiant Medical, Inc.

The Reprieve® is a central venous, heat-exchange catheter-based system. This therapy is based on the theory that dropping a patient’s core body temperature may reduce the damage caused by contrast media. The Reprieve is now in an investigational clinical trial evaluating efficacy in reducing the incidence of CIN.

We believe Reprieve may face a challenge regarding lack of patient acceptance due to discomfort during cooling and the expense of the system.

FlowMedica™

The Benephit® CV Infusion System is a catheter designed to deliver drugs and/or fluid directly to the renal arteries during an interventional procedure. This system is FDA 510(k)-cleared and CE marked for the infusion of physician-specified agents in the peripheral vasculature. We believe market challenges for this approach may include concerns regarding complications of direct renal intervention and the cost of the catheter.

Sales and Marketing Strategy

TMR Products—Sales Channel

We sell our TMR products principally through key distributors throughout the world. In the U.S., we have recently appointed Novadaq to succeed Edwards as our exclusive distributor for the HL2 and all TMR disposable procedure kits. Novadaq uses a direct sales force comprised of individuals with a high degree of professionalism and experience in the cardiovascular device business to market our TMR products in the U.S.

Outside the U.S., we have established an independent distributor network to market our TMR products, although in some areas, principally Europe, we continue to sell our TMR products directly to hospitals.

International sales (by origin) accounted for 8% of our total revenue in 2006 and 6% in each of 2005 and 2004. We had no sales by origin in Canada, our jurisdiction of incorporation.

We sell our TMR products to both Novadaq and our international distributors at a discount off list price.

Marketing Programs

As the exclusive U.S. distributor of our TMR products, Edwards previously had and Novadaq in the future will, determine the programs, including sale, lease, rental and usage based offerings, that it believes will be most effective in the U.S. in selling our products to hospitals.

As was the case with Edwards prior to 2007, we expect that Novadaq’s marketing efforts will be directed primarily at cardiothoracic surgeons, whose influence is believed to be critical in a hospital’s decision to purchase our products. We believe that Novadaq plans to emphasize the synergistic nature of the SPY Imaging System and the Heart Laser System in their sales process with cardiac surgeons, highlighting the benefits the use of both these technologies will provide them in their efforts to provide patients with the most complete revascularization treatment. In addition, we expect that Novadaq will continue Edwards’ past practice of educating hospital administration and referring physicians, with a focus on promoting the economics and viability of the medical treatments using our products.

Edwards previously conducted “Center of Excellence” TMR training programs across the country (i) to facilitate increased surgeon training for potential sales closure, (ii) to facilitate new site initiation, and (iii) to increase the number of surgeons trained in the use of our products. These TMR training programs were previously focused on educating prospective surgeons, as well as surgeons from new and existing customer sites. These comprehensive programs were meant to facilitate interaction among experienced users, enabling them to discuss best practices and focus on ensuring the best possible patient outcomes, including intensive discussions on patient selection and management. Course participants often viewed live, narrated procedures via closed circuit television. Actual hands on training was also provided in the use of our products.

Novadaq has expressed their intentions to continue with these TMR training programs as needed in the near future and to evaluate their overall effectiveness as part of a comprehensive review of all past Edwards’ utilized sales and marketing strategies. Novadaq has indicated they would then make a decision as to whether these TMR training programs should be continued in their present form, re-vamped to become a more effective marketing tool, or discontinued in favor of other alternative training methods that they feel would be more effective overall in promoting the sale and use of our products.

Products and Customers

We sell and service one principal product line, the Heart Laser Systems, which accounted for approximately 95%, 89% and 90% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, sales to Edwards accounted for 88%, 89% and 88%, respectively, of our total revenues.

Manufacturing

We manufacture and test our products at our facility in Franklin, Massachusetts, approximately 40 miles west of Boston. We believe that our manufacturing capacity will be sufficient to meet market demands anticipated in the coming year for all our products.

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers. Should the supply of certain critical components be interrupted or become unavailable, we may not be able to meet demand for our products, which could have a material adverse effect on our business and results of operations.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities to ensure compliance with FDA and European Union quality system regulations.

Government Regulation

The Heart Laser Systems and RenalGuard are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S. Our laser products are subject to additional FDA regulation under the radiation health and safety provisions of the FDC Act, which imposes labeling and other safety requirements related to radiation hazards.

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

As a condition of our original FDA approval for our TMR products, we were required by the FDA to perform a postmarket surveillance study. The FDA recently requested that we submit a PMA Postapproval Study report summarizing this postmarket surveillance study. As part of this report, the FDA requested that we analyze and discuss the adverse event and mortality rates seen in the postmarket study and compare these results to the premarket study which was presented as part of our initial FDA PMA application. We filed this postapproval study report with the FDA on February 28, 2007.

Because of the significant safety information collected in the postapproval study, and as the FDA has indicated it plans to do in other product areas, we believe that the FDA plans to present the results at a future meeting of the FDA Circulatory System Devices Advisory Panel and thereafter determine what, if any, actions should be taken with respect to our current Heart Laser Systems PMA.

We intend to continuously improve our products after market introduction and may therefore submit future Investigational Device Exemption, Pre-Market Notification (“510(k)”), PMA, or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the changes.

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

Third-Party Reimbursement

Healthcare providers, including hospitals and physicians that purchase medical devices, such as the Heart Laser Systems, for use on their patients, generally rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs associated with the procedures performed with these devices.

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

Certain private insurance companies and health maintenance organizations also currently provide reimbursement for TMR procedures performed with our products and physician reimbursement codes have been established for both surgical procedures, however; we have limited data as to the breadth of this coverage for the TMR procedure by private insurance companies and health maintenance organizations.

No assurance can be given, however, that these payers will continue to reimburse healthcare providers who perform TMR procedures using our products now or in the future. Further, no assurance can be given that additional payers will reimburse healthcare providers who perform TMR procedures using our products or that reimbursement, if provided, will be timely or adequate. In addition, the market for our products could be adversely affected by future legislation to reform the nation’s healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

Proprietary Processes, Patents, Licenses and Other Rights

It is our practice to file patent applications to protect our technology, inventions and product improvements. We also rely on trade secret protection for certain confidential and proprietary information.

Since April 1992, we have received 32 U.S. patents. These patents have terms which expire from 2009 through 2020 and cover, among other things, laser technology to create a pulsed, fast-flow laser system, the use of a laser on a beating heart to revascularize the heart using TMR related disposable components, and the system used to time the heart’s contractions to synchronize the laser firing at the correct time. We also have U.S. patent applications pending relating to technology used in the Heart Laser Systems and technologies associated with percutaneous myocardial revascularization. In addition, we have one patent issued and three applications filed in the field of percutaneous valves.

In addition, we currently have seven patent applications pending at the U.S. patent office and have submitted one provisional patent application in connection with the prevention of contrast induced nephropathy. Five of the applications and the provisional application are related to our RenalGuard System and RenalGuard Therapy. The two additional applications cover other systems and methods for preventing contrast induced nephropathy and acute renal failure.

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

Although we believe our patents to be strong, litigation by a competitor seeking to invalidate these patents could have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that the existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors. The breadth of claims in medical technology patents involves complex legal and factual issues and therefore can be highly uncertain.

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

In addition to their TMR system, CardioGenesis has pursued a “percutaneous” method of performing myocardial revascularization, previously known as PMR, and recently rebranded as PMC (percutaneous myocardial channeling). PMC procedures are performed via a catheter inserted through an incision in a patient’s leg and is a less invasive method than TMR of creating channels in a human heart. CardioGenesis’ PMC system was reviewed by the FDA Circulatory System Devices Panel in July 2001. That panel, in a 7-2 vote, found the PMA application for their PMC system to be not approvable. CardioGenesis has previously announced that they have approval from the FDA under an Investigation Device Exemption (“IDE”) to conduct a new clinical trial related to PMC; however, we do not believe at this time that they have initiated a study pursuant to this IDE. Presently there are no FDA approved PMC devices in the marketplace and we have no way to assess whether there ever will be an approved PMC device in the marketplace.

We believe that the primary competitive factors in the medical treatment of coronary artery disease are clinical safety and efficacy, product safety and reliability, regulatory approval, availability of reimbursement from insurance companies and other payers, product quality, price, reputation for quality, customer service and ease of use. We believe that our competitive success will be based on our ability to create and maintain scientifically effective and safe technology, obtain and maintain required regulatory approvals, obtain and maintain third party reimbursement for use of our products, attract and retain key personnel, obtain and maintain patent or other protection for our products and successfully differentiate, price, manufacture and market our products either directly or indirectly through outside parties.

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

Research and Development

Research and development expenses were $1,924,000, $2,750,000 and $2,130,000 for the years ended
December 31, 2006, 2005 and 2004, respectively. We expect to continue to incur significant new research and development expenditures in future years. Our current and near term development efforts will be focused on performing clinical trials of RenalGuard, which should result in increased research and development expenditures through at least 2008.

We continue to monitor technologies that may be applicable to TMR or the market for CIN prevention. No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 20, 2007, we had 30 full-time employees worldwide, including our executive officers. Of these, 7 are in general and administrative positions, 3 are involved in sales, 6 are involved in research and development, 6 are involved in manufacturing, 5 are involved in service and 3 are involved in quality and regulatory affairs. We also employ 2 part-time employees, 1 in administration and 1 in quality and regulatory affairs. None of our employees are represented by a union. We consider our relationship with our employees to be good.

Company Information

We were incorporated in British Columbia, Canada on March 3, 1987. We transferred our jurisdiction of incorporation to the Yukon Territory of Canada in March 1999. Our principal offices and manufacturing facilities are located at 10 Forge Park, Franklin, Massachusetts 02038. Our telephone number is (508) 541-8800. Our Internet address is www.plcmed.com. As used herein, the references to PLC, we, our and the Company mean, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc. and PLC Sistemas Medicos Internacionais (Deutschland) GmbH.

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

We expect to incur net losses in future quarters, at least through 2008, as we increase our research and development on clinical studies of RenalGuard. We cannot provide any assurance that we will be successful with our business strategy, that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

Our new distributor for TMR products in the U.S. has only recently begun building a direct sales and marketing organization.

Prior to December 2006, Novadaq employed 12 clinical educators who assisted an independent distributor, CarboMedics, to drive sales and product adoption of their SPY Imaging System. In December 2006, Novadaq announced they had terminated their distribution arrangement with CarboMedics and had hired an additional 12 sales representatives to work with their existing clinical educators and to begin the process of establishing a dedicated direct sales organization. Novadaq has continued to hire additional sales and marketing professionals and their direct sales organization now numbers 26 people in total as of March 20, 2007, and Novadaq intends to hire Edwards’ current TMR laser salesforce to augment this team.

Novadaq faces all the normal challenges inherent in building and sustaining an effective direct sales and marketing organization, including, but not limited to:

•       Attracting, training and retaining a sufficient number of qualified individuals with the requisite sales and management experience to effectively market its products throughout the United States;

•       Developing, implementing and monitoring compliance of a broad array of new sales policies and procedures that ensure sales practices are carried out in a manner consistent with management’s expectations;

•       Employing effective marketing programs that maximize the revenue potential of its products;

•       Securing the requisite financial resources to broadly and effectively implement its sales and marketing strategies;

•       Successfully transitioning an existing customer base with prior loyalties to Edwards in a manner that minimizes disruption to current revenue streams; and

•       Building a recognized brand name and industry awareness of PLC and our products.

To the extent Novadaq or its management team is unsuccessful in achieving any or all of these organizational objectives, our sales of TMR products in the U.S. may suffer and our business, financial condition and results of operations may be seriously harmed.

Our company is currently dependent on one principal customer.

Pursuant to the terms of our new TMR distribution agreement with Novadaq, Novadaq is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States. As a result of this exclusive arrangement, Novadaq will become our principal customer in the near future, just as Edwards was our principal customer prior to 2007.

Edwards accounted for 88%, 89% and 88% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively, and we expect that Novadaq will account for a similarly significant amount of our total revenue in the near future. As a result of this expected concentration of sales with one customer, we bear an increased financial risk of timely sales collection if for any reason Novadaq’s business condition should suffer. In addition, if our relationship with Novadaq does not progress as anticipated, or if Novadaq’s sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent on one principal product line to generate revenues.

We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues. Approximately 95%, 89% and 90% of our revenues in the years ended December 31, 2006, 2005 and 2004, respectively, were derived from the sales and service of our Heart Laser Systems. This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

Our company is dependent on certain suppliers.

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, are only available from one supplier, and we have no assurance that we will be able to source any of our sole-sourced components from additional suppliers. We are dependent upon our sole suppliers to perform their obligations in a timely manner. In the past, we have experienced delays in product delivery from our sole suppliers and, because we do not have an alternative supplier to produce these products for us, we have little leverage to enforce timely delivery. Any delay in product delivery or other interruption in supply from these suppliers could prevent us from meeting our commercial demands for our products, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we do not require significant quantities of any components because we produce a limited number of our products each year. Our low-quantity needs may not generate substantial revenue for our suppliers. Therefore, it may be difficult for us to continue our relationships with our current suppliers or establish relationships with additional suppliers on commercially reasonable terms, if at all, and such difficulties may seriously harm our business, financial condition and results of operations.

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

As of December 31, 2006, we had cash, cash equivalents and short-term investments totaling $10,034,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months, however; we may need to raise additional funds in the future. We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected. To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result. To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

In order to compete effectively, our current and future products need to gain commercial acceptance.

Our current TMR products may never achieve widespread commercial acceptance. To be successful, we and Novadaq need to:

•       demonstrate to the medical community in general, and to heart surgeons and cardiologists in particular, that TMR procedures are effective, relatively safe and cost effective;

•       support third-party efforts to document the medical processes by which TMR procedures relieve angina;

•       have more heart surgeons trained to perform TMR procedures using the Heart Laser Systems; and

•       maintain and expand third-party reimbursement for the TMR procedure.

To date, only a limited number of heart surgeons have been trained in the use of TMR using the Heart Laser Systems. We are dependent on Novadaq to expand related marketing and training efforts in the U.S. for the use of our products.

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

If we are unable to achieve widespread commercial acceptance of the Heart Laser Systems, our business, financial condition and results of operations will be materially and adversely affected.

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

Our business strategy to grow our revenues and profitability is largely dependent on our success in timely completing our planned future clinical trials of RenalGuard. We hope to be able to demonstrate through clinical trials that RenalGuard is safe and effective in preventing CIN, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

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

We currently do not have a direct sales force. Instead, as of March 20, 2007, we market our existing TMR products through Novadaq in the United States and through independent distributors outside the U.S. We do not plan to use Novadaq to market our RenalGuard product if and when it becomes commercially available to customers. We will need to either build an internal direct sales and marketing organization or find distribution partners in order to successfully market our RenalGuard System.

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

Our primary TMR competitor, CardioGenesis, has attempted in the past and may attempt in the future to obtain FDA approval to market their “percutaneous” method of performing myocardial revascularization, previously known as PMR, and recently rebranded as PMC (percutaneous myocardial channeling), which would provide a less invasive method of creating channels in the heart. If PMC can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery. It is unclear what impact, if any, approval of a PMC device would have on the future adoption rate for TMR procedures. If PMC is approved, it could erode the potential TMR market, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the European Union and Japan. These regulations and regulatory requirements are broad in scope and govern, among other things:

•       product design and development;

•       product testing;

•       product labeling;

•       product storage;

•       premarket clearance and approval;

•       advertising and promotion; and

•       product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations, and recordkeeping requirements. The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. depending on its activities, Novadaq may also be subject to certain requirements under the FDC Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Novadaq. We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

In addition, as a condition of our original FDA approval for our TMR products, we were required by the FDA to perform a postmarket surveillance study. The FDA recently requested that we submit a PMA Postapproval Study report summarizing this postmarket surveillance study. As part of this report, the FDA requested that we analyze and discuss the adverse event and mortality rates seen in the postmarket study and compare these results to the premarket study which was presented as part of our initial FDA PMA application. We filed this postapproval study report with the FDA on February 28, 2007.

Because of the significant safety information collected in the postapproval study, and as the FDA has indicated it plans to do in other product areas, we believe that the FDA plans to present the results at a future meeting of the FDA Circulatory System Devices Advisory Panel and thereafter determine what, if any, actions should be taken with respect to our current Heart Laser Systems PMA.

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

Japan—Our HL1 Heart Laser System received marketing approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) in May 2006. However, the MHLW could impose restrictions in the future or reverse its ruling and prohibit use of the Heart Laser Systems at any time.

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

RenalGuard

We presently have no governmental approvals to market our RenalGuard System. We must receive either FDA approval or clearance before we can market our product in the United States. We must also receive CE Mark approval before we can market our product in the EU. Other countries may require their own approvals prior to our being able to market our product in those countries.

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

Changes in third party reimbursement for TMR procedures or our inability to obtain third party reimbursement for RenalGuard could materially affect future demand for our products.

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

No assurance can be given, however, that these payers will continue to reimburse healthcare providers who perform TMR procedures using our products now or in the future. Further, no assurance can be given that additional payers will reimburse healthcare providers who perform TMR procedures using our products or that reimbursement, if provided, will be timely or adequate.

Should third party insurance reimbursement for TMR procedures be reduced or eliminated in the future, our business, financial condition and results of operations would be materially and adversely affected.

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

In addition, the market for our all our products could be adversely affected by future legislation to reform the nation’s healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

Securing intellectual property rights for our RenalGuard System is critical to our future business plans, but may prove to be difficult or impossible for us to obtain.

We have filed seven patent applications and have one provisional patent application pending at the United States patent office related to our RenalGuard System, RenalGuard Therapy and other intellectual property in the general field of preventing contrast-induced nephropathy and acute renal failure. Securing patent protection over our intellectual property ideas in this field is, we believe, critical to our plans to successfully differentiate and market our RenalGuard System and grow our future revenues. We can provide no assurance, however, that we will be successful in securing any patent protection for our intellectual property ideas in this chosen field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Furthermore, even if we are successful in securing patent protection for some or all of our intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing our RenalGuard System against other potentially competitive devices.

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

•       speculation or actual news announcements in the media or industry trade journals about our company, our products, the TMR or CIN prevention procedures or changes in reimbursement policies by Medicare and/or private insurance companies;

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

Certain current shareholders, including Edwards, hold large amounts of our stock, which they could sell in the public market from time to time. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We maintain our principal executive offices and manufacturing and development operations in 24,000 square feet of leased space in Franklin, Massachusetts. The lease on this space expires on August 31, 2009. The total base rental payments for the fiscal years ending December 31, 2007 and 2008 and for the eight months ending August 31, 2009 are approximately $255,000, $261,000 and $176,000, respectively. We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3.                        Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 17, 1992, our common stock has traded on the American Stock Exchange (“AMEX”) under the symbol “PLC”. On March 20, 2007, the closing sale price of our common stock was $0.56 per share.

For the periods indicated, the following table sets forth the range of high and low sales prices for our common stock from January 1, 2005.

2005	High	Low
First Quarter	$0.80	$0.50
Second Quarter	$0.70	$0.45
Third Quarter	$0.62	$0.47
Fourth Quarter	$0.62	$0.45

2006	High	Low
First Quarter	$0.86	$0.49
Second Quarter	$1.25	$0.61
Third Quarter	$1.30	$0.80
Fourth Quarter	$0.97	$0.53

As of March 14, 2007, there were 731 record holders of our common stock. We believe that there are approximately 8,471 beneficial owners of our common stock.

Dividends

We have never paid cash dividends. We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Comparative Stock Performance

The following graph compares the cumulative total return to shareholders of our common stock for the period from December 31, 2001 through December 31, 2006, with the cumulative total return over such period of (i) the American Stock Exchange Index (the “AMEX Market Index”) and (ii) an index of medical instrument and supply companies compiled by Hemscott, Inc., formally known as CoreData, Inc. (the “Hemscott Group Index”). The graph assumes the investment of $100 in our common stock, and assumes that all dividends are reinvested. The performance shown is not necessarily indicative of future performance. Our common stock traded on the Nasdaq National Market from March 3, 1992 to September 16, 1992. Our common stock began trading on AMEX on September 17, 1992.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PLC SYSTEMS INC.,
AMEX MARKET INDEX AND HEMSCOTT GROUP INDEX

	December 31,
	2001	2002	2003	2004	2005	2006
PLC SYSTEMS INC.	100.00	96.67	193.33	131.67	83.33	101.67
AMEX MARKET INDEX	100.00	94.75	120.83	137.17	146.28	143.70
HEMSCOTT GROUP INDEX	100.00	96.01	130.68	149.65	165.03	184.77

Canadian Tax Matters

This summary is applicable to a holder or prospective purchaser of our common stock who (i) is not (and is not deemed to be) a resident in Canada, (ii) does not (and is not deemed to) use or hold the common stock in, or in the course of, carrying on a business in Canada, (iii) is not an insurer that carries on an insurance business in Canada and elsewhere, and (iv) holds the common stock as capital property.

This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations thereunder and the Canada-United States Income Tax Convention (1980), as amended (the “Tax Convention”). This summary is not exhaustive of all possible Canadian federal income tax consequences and does not take into account provincial, territorial or foreign income tax considerations. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common stock and no representation with respect to Canadian federal income tax consequences to any holder of common stock is made herein. Accordingly, prospective purchasers and holders of the common stock should consult their own tax advisers with respect to their individual circumstances.

Sales or Other Dispositions of Shares

A capital gain realized on the disposition of common stock by a person resident in the United States (a “non-resident”) will not be subject to tax under the Income Tax Act (Canada) unless the shares held by the non-resident are “taxable Canadian property” at the time of disposition. In general, common stock will be taxable Canadian property if the particular non-resident used (or in the case of a non-resident insurer, used or held) the common stock in carrying on business in Canada or where at any time during the five-year period immediately preceding the realization of the gain, not less than 25% of the issued and outstanding shares of any class or series of shares of the company, which were listed on a prescribed stock exchanged, were owned by the particular non-resident, by persons with whom the particular non-resident did not deal at arms’ length, or by any combination thereof. The AMEX is a prescribed stock exchange for the purposes of the Income Tax Act (Canada). If common stock constitutes taxable Canadian property, relief nevertheless may be available under the Tax Convention. Under the Tax Convention, gains from the alienation of common stock owned by a non-resident who has never been resident in Canada generally will be exempt from Canadian capital gains tax if the shares do not relate to a permanent establishment or fixed base which the non-resident has or had in Canada, and if not more than 50% of the value of the shares was derived from real property situated in Canada. With regard to a non-resident qualifying for benefits under the Tax Convention, it is the Canada Revenue Agency’s published administrative position that certain entities that are treated as being fiscally transparent for United States federal income tax purposes (i.e., limited liability companies) will not qualify as residents of the United States for the purposes of the Tax Convention.

Taxation of Dividends on Common Stock

In the event that dividends on our common stock are paid, credited or deemed to be paid or credited to a non-resident, the non-resident will be subject to Canadian withholding tax at a rate of 25% of the gross amount of the dividend. Under the Tax Convention, the withholding tax rate is reduced to 15% of the gross amount of the dividend. Also under the Tax Convention, dividends may be exempt from Canadian withholding tax if paid to certain non-residents (i.e., certain tax exempt organizations). Prospective purchasers and holders of our common stock should consult their own tax advisors with regard to any possible exemption from withholding tax on dividends paid on our common stock.

Passive Foreign Investment Company Implications

Because we are incorporated outside the United States, and our cash and investments are significant to our total assets, we must monitor rules regarding possible classification as a passive foreign investment company under U.S. Federal tax rules.  While currently not classified as such, future classification as a passive foreign investment company could result in certain adverse tax consequences including, but not limited to, the allocation of a portion of our taxable income to our shareholders.

Item 6.                        Selected Financial Data

The following selected financial data for the five years ended December 31, 2006 are derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere herein.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(All amounts are in thousands except per share data)
Statement of Operations Data:
Revenues:
Product sales	$5,662	$6,097	$5,982	$6,899	$7,425
Service fees	1,484	1,539	1,591	1,435	1,413
Total revenues:	7,146	7,636	7,573	8,334	8,838
Cost of revenues	2,732	3,066	3,069	3,343	4,092
Gross profit	4,414	4,570	4,504	4,991	4,746
Operating expenses:
Selling, general and administrative	3,014	3,336	3,329	3,297	3,626
Research and development	1,924	2,750	2,130	980	889
Total operating expenses	4,938	6,086	5,459	4,277	4,515
Gain on sale of manufacturing rights	1,432	—	—	—	—
Income (loss) from operations	908	(1,516)	(955)	714	231
Other income, net	436	248	175	60	74
Liquidation of subsidiary:
Foreign currency loss	—	—	—	(257)	—
Income (loss) before income taxes	1,344	(1,268)	(780)	517	305
Provision for income taxes	25	—	53	—	—
Net income (loss)	$1,319	$(1,268)	$(833)	$517	$305
Basic and diluted earnings (loss) per share	$0.04	$(0.04)	$(0.03)	$0.02	$0.01
Average shares outstanding:
Basic	30,170	30,074	30,025	29,826	29,696
Diluted	30,572	30,074	30,025	30,414	29,784

	As of December 31,
	2006	2005	2004	2003	2002
	(All amounts are in thousands)
Balance Sheet Data:
Working capital	$9,849	$8,964	$10,658	$7,405	$6,470
Total assets	13,176	12,467	13,327	9,849	10,328
Secured borrowings, long-term	—	—	—	—	408
Stockholders’ equity	7,129	5,543	6,829	7,556	6,725

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina. In addition, we recently began clinical trials for our RenalGuard Therapy and RenalGuard System. RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys. This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used. The real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

In December 2006, we received full FDA approval to conduct our first human clinical trial utilizing our RenalGuard System and Therapy under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

We hope to be able to demonstrate through future clinical trials that our RenalGuard System and Therapy are also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

Prior to our consenting to the assignment of our U.S. TMR distribution arrangement with Edwards to Novadaq, Edwards was our largest customer, accounting for approximately 88%, 89% and 88% of our total sales in 2006, 2005 and 2004, respectively. We expect a similar level of sales concentration to continue in the near future with Novadaq as our largest customer now that they hold the exclusive U.S. distribution rights for our TMR products.

Approximately 95% of our revenues in 2006 came from the sale and service of TMR lasers and related disposable kits. Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. TMR kit shipments to U.S. hospitals through Edwards decreased approximately 3% from 2005 to 2006. We will be largely dependent on the success of Novadaq’s sales and marketing efforts in the future to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

Novadaq’s total reported revenues in 2006 were approximately $2.2 million. Edwards has indicated in a public announcement on March 21, 2007 that their TMR revenues in 2006 totaled approximately $12 million at the end user level. As such, we believe that revenues from sales of our TMR products will account for the majority of Novadaq’s revenues in the near future. However, we also believe that our first quarter revenues and results of operations in 2007 will be lower than prior quarters in 2006 as a result of (1) a decline in disposable TMR kit shipments and revenues to Edwards as a result of Edwards reducing its inventory in anticipation of the assignment and (2) the timing of the assignment of distribution responsibilities from Edwards to Novadaq just ten days prior to the end of our first fiscal quarter which, we believe, will result in a delay in certain potential hospital purchases of new HL2 lasers. How successful the transition of distribution responsibilities from Edwards to Novadaq is will in large part impact our revenue and operating results during future quarters in 2007.

Our management reviews a number of key performance indicators to assist them in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by our exclusive

U.S. TMR distributor in a rolling twelve month sales forecast, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and distributors’) and (6) short term and long term projected cash flows of the business.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing twelve month sales, (2) expected future product line demand, based in part on sales forecast input received from our exclusive U.S. TMR distributor, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands. Historically, we have found our reserves to be adequate.

Accounts Receivable

Accounts receivable is stated at the amount we expect to collect from the outstanding balance. We continuously monitor collections from customers, our principal customer going forward being Novadaq, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. Historically, we have not experienced significant losses related to our accounts receivable. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development Expenses

Research and development expenses are expensed as incurred.

Warranty and Preventative Maintenance Costs

We warranty our products against manufacturing defects under normal use and service during the warranty period. We obtain similar warranties from a majority of our suppliers, including those who supply critical Heart Laser System components. In addition, under the terms of our new TMR distribution agreement with Novadaq, we are able to bill Novadaq for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of lasers on a quarterly basis and adjust our warranty reserve accordingly. We consider all available evidence, including historical experience and information obtained from supplier audits.

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to our exclusive U.S. TMR distributor. TMR kit revenues include the amount invoiced to our exclusive U.S. distributor for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received from our former U.S. TMR distributor, Edwards, in February 2004. This payment was made by Edwards in exchange for a reduction in the prospective purchase price we would receive upon a sale of the kits. We are amortizing this payment into our Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. Management reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by our U.S. TMR distributor through 2010. We recorded amortization of approximately $630,000, $356,000 and $183,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in revenues in our Consolidated Statements of Operations.

TMR lasers are billed to our U.S. TMR distributor in accordance with purchase orders that we receive. Invoiced TMR lasers are recorded as other current assets and deferred revenue on our Consolidated Balance Sheet until such time as the laser is shipped to a hospital, at which time we record revenue and cost of revenue.

Under the terms of both our former and newly amended U.S. TMR distribution agreement, once a prescribed amount of revenue from a hospital for the use or purchase of a TMR laser is recovered by our distributor, any additional revenues earned by our distributor are shared with us pursuant to a formula established in the distribution agreement. We only record our share of such additional revenue, if any, at the time the revenue is earned.

We record revenue from the sale of TMR kits and TMR lasers to international distributors or hospitals at the time of shipment.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the past three years and the related percent of revenues were as follows:

	2006		2005		2004
	(dollars in thousands)
Total revenues	$7,146	100%	$7,636	100%	$7,573	100%
Total cost of sales	2,732	38	3,066	40	3,069	40
Gross profit	4,414	62	4,570	60	4,504	60
Selling, general & administrative	3,014	42	3,336	44	3,329	44
Research & development	1,924	27	2,750	36	2,130	28
Gain on sale of manufacturing rights	1,432	20	—	—	—	—
Income (loss) from operations	908	13	(1,516)	(20)	(955)	(12)
Other income	436	6	248	3	175	2
Income (loss) before income taxes	1,344	19	(1,268)	(17)	(780)	(10)
Provision for income taxes	25	1	—	—	53	1
Net income (loss)	$1,319	18%	$(1,268)	(17)%	$(833)	(11)%

	2006	Increase (decrease) over 2005		2005	Increase (decrease) over 2004		2004
	(dollars in thousands)
Product sales	$5,662	$(435)	(7)%	$6,097	$115	2%	$5,982
Service fees	1,484	(55)	(4)	1,539	(52)	(3)	1,591
Total revenues	7,146	(490)	(6)	7,636	63	1	7,573
Product cost of sales	2,031	(285)	(12)	2,316	(30)	(1)	2,346
Service fees cost of sales	701	(49)	(7)	750	27	4	723
Total cost of revenues	2,732	(334)	(11)	3,066	(3)		3,069
Gross profit	4,414	(156)	(3)	4,570	66	1	4,504
Selling, general & administrative expenses	3,014	(322)	(10)	3,336	7		3,329
Research & development expenses	1,924	(826)	(30)	2,750	620	29	2,130
Total operating expenses	4,938	(1,148)	(19)	6,086	627	11	5,459
Gain on sale of manufacturing rights	1,432	1,432	100	—	—	—	—
Other income	436	188	76	248	73	42	175
Income (loss) before income taxes	1,344	2,612	206	(1,268)	(488)	(63)	(780)
Provision for income taxes	25	25	100	—	(53)	(100)	53
Net income (loss)	$1,319	$2,587	204%	$(1,268)	$(435)	(52)%	$(833)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in 2006, increased by $471,000, or 20%, in 2006 as compared to 2005. The increase is primarily related to a $442,000, or 20%, increase in domestic disposable revenues resulting from a $274,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards and a higher volume of kit shipments to Edwards. International disposable TMR kit revenues increased $29,000, or 24%, in 2006 as compared to 2005.

TMR laser revenues, the second largest component of product sales in 2006, decreased by $472,000, or 16%, as compared to 2005. This decrease is primarily attributable to a $675,000, or 23%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $675,000 decline in domestic TMR laser revenues is primarily a result of (1) decreased revenue sharing earned under the TMR distribution agreement with Edwards and (2) a decrease in the number of new TMR lasers sold by Edwards in 2006 compared to 2005. International TMR laser revenues increased $203,000 due to a sale of a TMR laser in 2006, while there were no TMR laser sales in 2005.

Optiwave 980 revenues to Edwards decreased $325,000, or 94%, as compared to 2005 due to a lower number of Optiwave 980 units sold to Edwards in 2006. In December 2006, Edwards announced the discontinuation of the Optiwave 980, which we manufactured for Edwards under a supply agreement prior to it being discontinued. We do not expect to generate any significant revenues from this product line in the future.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $109,000, or 24%, as compared to 2005.

TMR laser revenues, the largest component of product sales in 2005, decreased by $457,000, or 13%, as compared to 2004. This decrease is primarily attributable to a $449,000, or 13%, decrease in domestic TMR laser revenues generated through our Edwards sales channel. The $449,000 decline in domestic TMR laser revenues is primarily a result of (1) a decrease in the number of new TMR lasers sold by Edwards in 2005 compared to 2004 and (2) decreased revenue sharing earned under the TMR distribution agreement with Edwards. These decreases were partially offset in part by a higher average selling price in 2005 on domestic TMR laser sales. International TMR laser revenues decreased $8,000, or 10%, in 2005 as compared to 2004.

Disposable TMR kit revenues, the second largest component of product sales in 2005, increased by $544,000, or 31%, in 2005 as compared to 2004. The increase is primarily related to a $534,000, or 32%, increase in domestic disposable revenue resulting from a higher volume of kit shipments to Edwards and a $173,000 increase in deferred revenue amortization related to the $4,533,333 payment by Edwards. International disposable TMR kit revenues increased $10,000, or 9%, in 2005 as compared to 2004.

Optiwave 980 revenues to Edwards increased $96,000, or 39%, as compared to 2004 due to a higher number of Optiwave 980 units sold to Edwards in 2005.

Other product sales, relating to sales of new and refurbished surgical tubes, decreased $68,000, or 13%, as compared to 2004.

Service Fee Revenues

Service fees decreased $55,000, or 4%, in 2006 as compared to 2005, and decreased $52,000, or 3%, in 2005 as compared to 2004. These decreases were primarily a result of decreased international service fee revenues due to decreased service billings to international customers.

Gross Profit

Total gross profit was $4,414,000, or 62%, of total revenues, for the year ended December 31, 2006 as compared with gross profit of $4,570,000, or 60%, of total revenues, for the year ended December 31, 2005. The decrease in gross profit dollars in 2006 as compared to 2005 is due to (1) a decrease in additional revenue sharing earned under the TMR distribution agreement, (2) a decrease in the number of new TMR lasers sold, (3) a decrease in the number of Optiwave 980 units sold, (4) an obsolescence reserve related to the net realizable value of Optiwave 980 inventory due to Edwards discontinuance of the Optiwave 980 program and (5) lower sales of new and refurbished surgical tubes. These decreases were offset in part by (1) higher disposable TMR revenues and (2) higher international TMR laser revenues. The gross margin percent increased in 2006 over 2005 due to a more favorable sales mix of higher margin items.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenditures decreased 10% in 2006 as compared to 2005. This decrease is related to lower incentive compensation, corporate and legal expenditures offset in part by increased consulting and bad debt expenses.

The overall level of SG&A expenditures remained relatively unchanged in 2005 as compared to 2004. Salary and related fringe benefits, insurance, depreciation and software expenditures increased while legal and other related corporate expenditures decreased by similar offsetting amounts.

Research and Development Expenses

Research and development expenditures decreased 30% in 2006 as compared to 2005. There was a decrease in expenditures in connection with both the Optiwave 980 and RenalGuard products.

Research and development expenditures increased 29% in 2005 as compared to 2004 primarily due to increased expenditures in connection with product development work on the RenalGuard initiative. This increase was offset in part by a decrease in Optiwave 980 System expenditures in 2005. The transition of the Optiwave 980 from research and development to manufacturing in late 2004 contributed to a decrease of expenditures in this area in 2005.

We expect to continue to incur significant new research and development expenditures in 2007 and future years. Our current and near term development efforts will be focused on performing clinical trials of our newest product initiative, RenalGuard, which should result in increased research and development expenditures at least through 2008.

Other Income

The largest component of other income consists of interest income earned on our cash, cash equivalents and short-term investments. Interest income increased $188,000 in 2006 as compared to 2005 primarily due to higher interest rates earned on our cash, cash equivalents and short-term investments.

Interest income increased $125,000 in 2005 as compared to 2004 primarily due to higher interest rates earned on our cash, cash equivalents and short-term investments. Other income was negatively impacted in comparison to the comparable period in 2004 as a result of a $52,000 insurance settlement received in 2004.

Provision for Income Taxes

In 2006, we recorded a provision for income taxes due to limitations on the utilization of U.S. net operating loss carryforwards being available to reduce taxable income. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

In 2005, there was no provision for income taxes due to our net loss. In 2004, we recorded a provision for income taxes due to limitations on the utilization of U.S. net operating loss carryforwards being available to reduce taxable income.

Net Income (Loss)

In 2006, we recorded a gain from the sale of our Optiwave 980 disposable manufacturing rights to Edwards. This non-recurring gain as well as a decrease in overall operating expenses resulted in our recorded net income of $1,319,000 as compared to a net loss of $1,268,000 in 2005.

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

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business. We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace. Disposable kit shipments to end users are as follows:

	2006	% Increase (Decrease) Over 2005	2005	% Increase (Decrease) Over 2004	2004
Domestic (by Edwards)	1,996	(3)%	2,056	9%	1,880
International	81	(7)	87	(30)	125
Total	2,077	(3)%	2,143	7%	2,005

We believe TMR kit shipments in recent years have largely been affected by what we believe is an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent in the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $10,034,000 as of December 31, 2006, an increase of $574,000 from $9,460,000 as of December 31, 2005. Our short-term investments consist of monies invested in a bank certificate of deposit. We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash provided by operating activities in 2006 was $494,000 due to our net income (including from the sale of the Optiwave 980 manufacturing rights) and non-cash depreciation and amortization, loss on retirement of equipment and compensation related to stock options, partially offset by overall unfavorable working capital changes. Additional cash was provided by net proceeds from the exercise of stock options and stock issuances pursuant to our employee stock purchase plan of $145,000 and the effect of exchange rate changes totaling $37,000. We used $102,000 for the purchase of equipment.

We will be largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted. Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing. It is not certain that we, working with Novadaq and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase. We believe this is the result of limitations many hospitals currently have on acquiring expensive capital equipment as well as competitive pressures in the marketplace. A usage business model will result in a longer recovery period for Novadaq to recoup its investment in lasers it will purchase from us in the future. This results in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our new distribution agreement with Novadaq and (2) a potential delay in the purchase of new lasers by Novadaq if the installed base of lasers placed under usage contracts are under-performing and Novadaq chooses to re-deploy these lasers to other hospital sites in lieu of purchasing a new laser from us. Our cash position and our potential need for additional financing to fund operations will be dependent in part upon the number of hospitals that acquire Heart Laser Systems from Novadaq on a usage basis and the number and frequency of TMR procedures performed by these hospitals.

Furthermore, we have undertaken a new business strategy that involves broadening and diversifying our product portfolio beyond our current offerings, by developing or acquiring new and innovative medical devices to address cardiac and vascular related markets. Our current and near term development efforts in pursuit of this business strategy are focused on performing clinical trials of our newest product, RenalGuard. We believe this strategy will result in our incurring losses at least through 2008 as we increase our research and development spending in order to conduct the clinical trials that are necessary to obtain the regulatory approval to market RenalGuard. We cannot be certain that we will be successful in implementing our business strategy or that future sales, if any, of RenalGuard or other potential new products will recover the investments we plan to make. If we are unsuccessful in implementing our business strategy, or if the diversification of our product portfolio takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Contractual Obligations

Our long-term contractual commitments as of December 31, 2006 consisted of an operating lease for our facility in Franklin, Massachusetts, which expires in August 2009, and purchase commitments to make payments to suppliers. Future annual minimum payments for these contractual obligations are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating Lease Obligations	$692	$255	$437	—	—
Purchase Obligations	487	487	—	—	—
Total	$1,179	$742	$437	—	—

Off-Balance Sheet Arrangements

None.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions. We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 8% of our consolidated sales in 2006. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Board of Directors

The following table lists the members of our board of directors:

Name	Age	Date First Became a Director	Position	Class	Expiration of Term at Annual Meeting
Edward H. Pendergast	73	09/24/92	Chairman	II	2009
Kevin J. Dunn	54	09/24/99	Director	III	2008
Benjamin L. Holmes	72	05/24/00	Director	II	2009
Alan H. Magazine	62	09/24/99	Director	II	2009
Brent Norton, M.D.	46	06/10/94	Director	III	2008
Robert I. Rudko, Ph.D.	64	04/14/92	Director and Chief	I	2007
			Scientific Officer
Mark R. Tauscher	54	12/17/99	Director, President and	I	2007
			Chief Executive Officer

Edward H. Pendergast has served as Chairman of the Board since October 1998 and as a director since September 1992. Mr. Pendergast also served as PLC’s interim President and Chief Executive Officer from September 1999 to December 1999 and Lead Outside Director from March 1995 to October 1998. In addition, Mr. Pendergast served as a director of PLC Medical Systems, Inc., a wholly-owned subsidiary of PLC, from its incorporation in 1989 until 1991. Since June 1989, Mr. Pendergast has served as the President of Pendergast & Company, a privately-held management consulting firm. He also currently serves on the board of directors of several private companies. Mr. Pendergast is a certified public accountant.

Kevin J. Dunn has served as a director of PLC since September 1999. Mr. Dunn currently serves as President and Chief Executive Officer of the U.S. operations of Canaccord Adams Inc., an investment banking firm. From January 2005 to January 2006, Mr. Dunn served as President and Chief Executive Officer and Head of Investment Banking of Adams Harkness. From September 2002 to January 2005, Mr. Dunn served as Managing Director of Adams Harkness. From June 1999 to June 2002, Mr. Dunn served as Senior Managing Director of SunTrust Robinson Humphrey. From 1984 to June 1999, Mr. Dunn served as Executive Vice President of Tucker Anthony Inc. Mr. Dunn received his M.B.A. degree from the University of Chicago Graduate School of Business and his B.A. degree from Harvard College.

Benjamin L. Holmes has served as a director of PLC since May 2000. Since December 1994, Mr. Holmes has served as President of The Holmes, Co., a consulting firm that specializes in healthcare in the medical device industry. From 1985 to 1994, he served as General Manager and Vice President of Hewlett-Packard Medical Products Group. Currently, Mr. Holmes serves as a director of the UCLA Foundation and St. Luke’s Wood River Medical Foundation.

Alan H. Magazine has served as a director of PLC since September 1999. From 1990 to May 1999, Mr. Magazine served as President of the Health Industry Manufacturers Association, a worldwide association for medical technology companies. Prior to that, Mr. Magazine was the President of the Foundation for American Economic Competitiveness and its operating arm, the Council on Competitiveness. Mr. Magazine serves as a director of Innotech Corp., a medical technology company. Mr. Magazine received his Ph.D. degree from the University of Maryland, his M.P.A. degree from Kent State University and his B.A. degree from Monmouth College (Illinois).

Brent Norton, M.D. has served as a director of PLC since June 1994. Since 1992, Dr. Norton has served as President, Chief Executive Officer and a director of PreMD Inc. (formerly IMI International

Medical innovations Inc.), a publicly traded predictive medicine company. He is also a Director of Novadaq Technologies Inc., a publicly traded medical device company, and LymphoSign Inc, a private biopharmaceutical company. Dr. Norton completed his medical training at McGill University and conducted post-graduate work in biomedical engineering at Ecole Polytechnique at the University of Montreal. Dr. Norton received his M.B.A. degree from the Ivey School of Business, University of Western Ontario.

Robert I. Rudko, Ph.D. has served as a director of PLC since 1992 and as Chief Scientific Officer since October 1993. He also served as acting Chief Executive Officer from February 1997 to August 1997. In addition, Dr. Rudko served as Chairman of the Board from April 1992 to October 1998 and as President from April 1992 to October 1993. Dr. Rudko founded Laser Engineering, Inc., the predecessor to PLC Medical Systems, Inc., in 1981 and served as President from 1981 to October 1993. Prior to 1981, Dr. Rudko spent 14 years at Raytheon Corp. doing laser research. Dr. Rudko received his Ph.D. degree in Electrical Engineering from Cornell University.

Mark R. Tauscher has served as President, Chief Executive Officer and a director of PLC since December 1999. Mr. Tauscher has also served as President, Chief Executive Officer and a director of PLC Medical Systems, Inc. since January 2001. Prior to joining PLC, from November 1998 to December 1999, Mr. Tauscher served as Executive Vice President of Sales and Marketing at Quinton Instrument Company, a developer, manufacturer and marketer of cardiology products, medical devices and fitness equipment. From November 1996 to November 1998, Mr. Tauscher served as Division President of Marquette Medical Systems, Medical Supplies. From May 1994 to November 1996, Mr. Tauscher served as General Manager of Hewlett-Packard, Medical Supplies. Mr. Tauscher received his B.S. degree from Southern Illinois University.

Executive Officers

Kenneth J. Luppi, age 46, has served as Vice President of Operations of PLC Medical Systems, Inc. since September 1997. Mr. Luppi served as Acting Vice President of Operations from May 1997 to September 1997. Mr. Luppi was hired in August 1993 as PLC Medical Systems, Inc.’s Director of Service Operations. Prior to joining PLC Medical Systems, Inc., Mr. Luppi was employed as National Service Manager of Candela Laser Corporation, a medical laser company. Mr. Luppi received his B.S. degree in Biomedical Engineering from Boston University.

Vincent C. Puglisi, age 58, has served as Managing Director, International of PLC Medical Systems, Inc. since June 1998. Mr. Puglisi served as Vice President, Corporate Sales from December 1997 to June 1998. From January 1984 to June 1997, Mr. Puglisi was CEO and founder of Medrep Corp., a medical device sales and marketing consulting firm. From July 1981 to November 1983, Mr. Puglisi served as Vice President, Sales and Marketing for Professional Disposables, Inc., a manufacturer of medical products. From September 1975 to June 1981, Mr. Puglisi held several sales and management positions with the American Hospital Supply Corporation. From June 1970 to August 1975, Mr. Puglisi served as an Officer in the U.S. Air Force with an honorable discharge at the rank of Captain. Mr. Puglisi graduated from the U.S. Air Force Academy in 1970 with a B.S. degree.

Robert I. Rudko, Ph.D., see biography above.

Mark R. Tauscher, see biography above.

James G. Thomasch, age 47, has served as Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer of PLC since November 1999. In addition, Mr. Thomasch has served as Chief Financial Officer, Treasurer, Secretary and a director of PLC Medical Systems, Inc. since January 2001. From May 1996 to March 1999, Mr. Thomasch served as Division President and Chief Operating Officer of XRE Corporation, a subsidiary of Trex Medical Corporation, a medical device company. From October 1989 to May 1996, Mr. Thomasch served as Chief Financial Officer for both XRE Corporation and Angiographic Devices Corporation, a medical device company and affiliate of XRE Corporation. Mr. Thomasch received his B.S. degree in Management with an Accounting Concentration from The Carroll School of Management of Boston College. Mr. Thomasch is a certified public accountant.

Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of copies of reports filed by all of our officers and directors who are persons required to file reports pursuant to Section 16(a) of the Exchange Act, or written representations from those reporting persons, we believe that during the fiscal year ended December 31, 2006, all filings required to be made by the reporting persons were timely made in accordance with the requirements of the Exchange Act.

Code of Ethics

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

Director Nomination Process

As of the date of report, our nominating and corporate governance committee did not have a formal policy with regard to the consideration of director candidates recommended by shareholders. The board of directors does not feel a formal policy is necessary, as the nominating and corporate governance committee does consider director nominees recommended by shareholders. There has been no change in the procedure by which shareholders may recommend nominees to the board of directors. The names of such nominees should be addressed to the Nominating and Corporate Governance Committee, c/o Secretary, PLC Systems Inc., 10 Forge Park, Franklin, MA 02038.

Audit Committee

The members of our audit committee are Messrs. Dunn (chairman) and Pendergast and Dr. Norton. The board of directors has determined that Mr. Pendergast is an “audit committee financial expert” as defined by applicable SEC rules. The board of directors has determined that all of the members of our audit committee are independent as defined under AMEX rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Item 11.                 Executive Compensation

Compensation of Directors

The compensation committee of our board of directors evaluates the compensation levels for all of our non-employee directors on an annual basis. Factors that the compensation committee considers in determining the appropriate level of compensation include, but are not limited to, the compensation paid to the directors of our competitor in the TMR market and the compensation paid to directors of other companies in all industries of a similar size, as determined by relative sales levels. The compensation committee makes a recommendation to the board of directors as to any proposed adjustments to director compensation and the board of directors votes as to whether to approve those recommendations.

The following table sets forth information with respect to the compensation, exclusive of reimbursed out-of-pocket expenses, received by our directors for their service during the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Donald E. Bobo, Jr. (2)	—	—	—		—	—	—	—
Kevin J. Dunn	16,000	—	4,500	(3)	—	—	—	20,500
Benjamin L. Holmes	16,000	—	4,500	(3)	—	—	—	20,500
Alan H. Magazine	12,000	—	4,500	(3)	—	—	—	16,500
Brent Norton, M.D.	14,000	—	4,500	(4)	—	—	—	18,500
Edward H. Pendergast	24,000	—	9,000	(5)	—	—	—	33,000
Robert I. Rudko, Ph.D. (6)	—	—	—		—	—	—	—
Mark R. Tauscher (6)	—	—	—		—	—	—	—

(1)          The high and low trading prices of our common stock on AMEX during the 30-day period prior to May 17, 2006, the date of grant, was $0.68 and $0.61.

(2)          Mr. Bobo resigned from the board of directors on April 3, 2006. Mr. Bobo did not receive any compensation or option grants during the fiscal year ended December 31, 2006 because he was a director as a result of our contractual relationship with Edwards.

(3)          On May 17, 2006, Messrs. Dunn, Holmes and Magazine were each granted an option to purchase 15,000 shares of our common stock with a grant date fair value of $0.48, which is estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”). See Note 7 to our consolidated financial statements for the year ended December 31, 2006, which accompany this Annual Report on Form 10-K, regarding assumptions underlying the valuation of our equity awards. As of December 31, 2006, each of Messrs. Dunn, Holmes and Magazine held options to purchase an aggregate of 95,000 shares of our common stock.

(4)          On May 17, 2006, Dr. Norton was granted an option to purchase 15,000 shares of our common stock with a grant date fair value of $0.48, which is estimated in accordance with the provisions of SFAS No. 123R. See Note 7 to our consolidated financial statements for the year ended December 31, 2006, which accompany this Annual Report on Form 10-K, regarding assumptions underlying the valuation of our equity awards. As of December 31, 2006, Dr. Norton held options to purchase an aggregate of 125,500 shares of our common stock.

(5)          On May 17, 2006, Mr. Pendergast was granted of an option to purchase 30,000 shares of our common stock with a grant date fair value of $0.48, which is estimated in accordance with the provisions of SFAS No. 123R. See Note 7 to our consolidated financial statements for the year ended December 31, 2006, which accompany this Annual Report on Form 10-K, regarding assumptions underlying the valuation of our equity awards. As of December 31, 2006, Mr. Pendergast held options to purchase an aggregate of 297,000 shares of our common stock.

(6)          As employee directors, Mr. Tauscher and Dr. Rudko are not eligible to receive either compensation or an annual stock grant for service in their capacity as a director. Compensation received by Mr. Tauscher and Dr. Rudko for their service as employees is discussed below under the heading “Executive Compensation.”

Each of our non-employee directors (other than the chairman of the board) receives $12,000 per year and the chairman of the board receives $24,000 per year, paid in quarterly installments. In addition, non-employee directors (other than the chairman of the board) who serve as chairman of a committee, or who serve on more than one committee, receive an additional $500 per quarter. We reimburse our directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees of the board of directors.

We also grant stock options to our non-employee directors. Generally, on the date of their initial election to the board of directors, new non-employee directors receive an initial grant of an option to purchase 30,000 shares of our common stock that vests in installments over three years. Once the initial grant has fully vested, non-employee directors (other than the chairman of the board) receive an annual grant of an option to purchase 15,000 shares of our common stock that generally vests in four equal quarterly installments. The chairman of the board receives an annual grant of an option to purchase 30,000 shares of our common stock that generally vests in four equal quarterly installments. The annual grants are generally made on the date of our annual meeting of shareholders. All such options have an exercise price equal to the fair market value of the common stock on the date of grant.

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executives and is intended to place in perspective the data presented in the tables and narrative that follow.

The compensation committee of our board of directors oversees our executive compensation program.  In this role, the compensation committee reviews and approves annually all compensation decisions relating to our named executive officers.

Objectives and Philosophy of our Executive Compensation Program

Our primary objectives with respect to executive compensation are to:

•       retain, motivate and attract the best possible executive talent;

•       ensure executive compensation is aligned with our corporate strategies and business objectives;

•       promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•       align executives’ incentives with the creation of shareholder value.

To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and our region that compete with us for executive talent.  In addition, our executive compensation program ties a substantial portion of each executives’ overall compensation to key strategic, financial and operational goals, which include, for example:

•       the profitability of our TMR operations;

•       the attainment of measurable development milestones, such as the number of patients we enroll in our RenalGuard clinical study; and

•       the attainment of CE Mark approval for our RenalGuard product.

We also provide a portion of our executive compensation in the form of stock options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in stock price appreciation.

Overview of our Executive Compensation Process

To assist the compensation committee in discharging its responsibilities, the committee has retained Insight Performance Improvement, Inc., which we refer to as Insight, an independent human resources consulting firm, to assist in developing and implementing our executive compensation program. Insight assists the committee by providing comparative market data on compensation practices and programs based on an analysis of comparable peer companies. Insight also advised the compensation committee when assessing base salaries and bonus levels for executives.

In making compensation decisions, the compensation committee compares our executive compensation against that paid by our competitors in the TMR market, as well as other companies in all industries in the New England region of a similar size, as determined by relative sales levels. The latter survey data of peer group companies is developed for the compensation committee by Insight. The survey data, is periodically reviewed and updated by Insight for the committee and is used to benchmark executive compensation levels against companies that are generally comparable to our company, that have executive positions with responsibilities similar in breadth and scope to ours and that compete with us for executive talent. With this information, the compensation committee reviews and analyzes compensation for each executive and makes adjustments as appropriate.

The compensation committee generally targets overall compensation for our executive team between the 50th and 75th percentiles of compensation paid to similarly situated executives of the companies in the peer group. Variations to this general target may occur as dictated by the experience level of the individual and market factors.

Annually, corporate goals and objectives deemed to be appropriate for the upcoming calendar year are proposed by management to the compensation committee and the board of directors. These goals are reviewed, revised as necessary and then approved, first by the compensation committee and then by the entire board of directors. These corporate goals target, among other things, the achievement of specific research, clinical, regulatory and operational milestones thought to be instrumental to our primary goal of building long-term shareholder value.

Our executive team is primarily responsible for implementing specific plans to achieve these agreed upon annual goals, as well as other longer term strategic goals established by the board of directors. At the end of each calendar year, the compensation committee reviews the performance of the executive team by means of assessing the degree to which each of the established goals was achieved. Annual salary increases, annual bonuses and annual stock option awards granted to our executives are determined by the compensation committee after considering the degree of achievement of these corporate performance goals, as well as the updated competitive salary data for similar executives in the peer group as reported by Insight.

Annual base salary increases, if any, are implemented as of the first day of the calendar year and annual bonuses, if any, are customarily paid on or before March 15th of each year for the prior year. New stock option grants may be made at any time during the calendar year but customarily are done at least once a year in conjunction with our annual meeting.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•       base salary;

•       annual cash incentive bonuses;

•       stock option awards;

•       employee benefits; and

•       severance and change in control benefits.

We do not have any formal or informal policies or targets for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee, after reviewing information provided by Insight, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2006, the compensation committee considered the survey data of compensation in the peer group, as well as a variety of other factors, including the seniority of the individual, the level of the individual’s responsibility, the skills and performance of the individual relative to targeted performance criteria and our financial performance. Generally, we believe that executive base salaries should be targeted near or slightly above the median of the range of salaries for executives in similar positions at comparable companies.

Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The compensation committee also takes into account the Social Security Administration’s cost of living adjustment when annually reviewing base salaries.

In determining annual base salary increases for the executive team for 2006 the compensation committee considered the peer group data gathered by Insight, as well as the performance of the executive team in achieving the 2005 corporate goals and objectives, and determined that a 3% overall base salary increase was appropriate.

Annual Cash Incentive Bonus

We have an annual cash incentive bonus plan for our executives. The annual cash incentive bonuses are intended to compensate for the achievement of company strategic, operational and financial goals. Amounts payable under the annual cash incentive bonus plan are calculated as a percentage of the applicable executive’s base salary, with higher ranked executives typically being compensated at a higher percentage of base salary. The compensation committee works with the chief executive officer to develop goals that they believe can be reasonably achieved with hard work over the next year and the formula for determining potential bonus amounts based on achievement of those goals.

For 2006, our executive officers (except for Mr. Puglisi) were eligible to receive a bonus based 75% on the attainment of defined milestones related to our RenalGuard program. The other 25% of eligible bonus was tied to the financial performance of our TMR, Optiwave and surgical tube businesses, provided certain minimum milestone thresholds related to our RenalGuard program were achieved. The target bonus payment for Mr. Tauscher was 50% of his base salary, for Mr. Thomasch was 40% of his base salary, and for Mr. Luppi and Dr. Rudko was 30% of each of their respective base salaries. The percentages representing the targeted bonuses were established for Messrs. Tauscher and Thomasch by the terms of their employment agreements with us. The bonus payments would be below the target amounts if the financial performance of our business did not meet certain targets or we did not attain the defined program milestones.

Although we met the milestones related to the financial performance of our TMR, Optiwave and surgical tube businesses during 2006, we failed to achieve the pre-determined minimum milestone threshold related to patient enrollment in our pilot clinical study for RenalGuard by December 31, 2006. As a result, the compensation committee did not award bonuses for 2006 to any of our employees, including the executive team.

Our compensation committee also reserves the right to award discretionary bonuses to executives outside the annual cash incentive bonus plan. Such discretionary bonuses are intended to compensate executive officers for achieving financial and operational goals that were not contemplated in the annual cash incentive bonus plan. No such discretionary bonuses were granted during 2006.

Stock Options

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the standard vesting feature of our equity grants should further our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. Our equity awards have typically taken the form of stock option grants. All grants of options to our executives are approved by the compensation committee.

In determining the size of equity grants to our executives, including those options granted during 2006, our compensation committee considers a number of factors, including:

•       our company-level performance;

•       the executive’s performance, position and level of seniority;

•       the amount of equity previously awarded to the executive, the amount of such equity still held by    the executive and the amount of such equity that is in-the-money;

•       the executive’s percent ownership of our common stock on a fully-diluted basis, both before and     after taking into account the contemplated grant;

•       the vesting schedule of the executive’s outstanding equity awards; and

•       with respect to our other executives, the recommendation of our chief executive officer.

The compensation committee reviews all components of the executive’s compensation when determining annual stock option awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

Our compensation committee’s practice has been to grant stock options (other than to new hires) at the time of its regularly scheduled meetings. During 2006, the compensation committee only granted stock options at its regularly scheduled meeting held in conjunction with our annual meeting of shareholders. The compensation committee has also delegated to our chief executive officer the authority to grant stock options to non-executive new hires. Our chief executive officer granted three stock options to non-executive new hires during 2006, all of which we granted on the employee’s date of hire. We set the exercise price of all stock options to equal the closing price of our common stock on AMEX on the date of grant.

The stock options that were granted to our executives in 2006 vest at a rate of one-third per year over the first three years of the ten year option term. This vesting schedule is typical of prior option grants, with the exception of the annual grants made in 2004 and 2005, which were fully vested upon grant. The compensation committee determined that it was in our best interest to have those options be fully vested upon grant in order to avoid an income statement charge to future earnings that would otherwise have been required after adoption of Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.

Vesting rights cease upon termination of employment and exercise rights cease ninety days after termination (or one year in the case of death or disability). Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our compensation committee also reserves the right to make discretionary stock option grants to executives for extraordinary contributions.  No stock options were granted to executives outside of our annual stock option program during 2006.

We do not have any required equity ownership guidelines for our executives.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan.  Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees, with the exception that our executives are required to pay their portion of any long term disability contribution with after-tax payroll contributions, as opposed to non-executive employees, who contribute toward this plan with pre-tax payroll contributions. We do not have a pension plan and have not adopted a mandatory matching contribution formula for our 401(k) plan.

Our executives are also generally provided a car allowance ranging from $500 to $1,000 a month. This allowance is reported as additional wages for tax reporting purposes and is considered by the compensation committee when assessing our executives’ total compensation arrangements.

Severance and Change in Control Benefits

Pursuant to employment agreements we have entered into with our executives, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information about these benefits under the caption “Employment Contracts, Termination of Employment and Change in Control Arrangements” below.

We believe providing these benefits help us retain and compete for executive talent. After reviewing the practices of other companies comparable to ours,  we believe that our severance and change in control benefits are generally in line with severance packages offered to other executives with similar experience.

Our practice in the case of change in control benefits has been to structure these as “double trigger” benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated during a specified period after the change in control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. Although we do not believe that the limitations of

Section 162(m) have a material impact on us at the current compensation levels, we periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation would remain tax deductible to us.  However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of our chief executive officer and our other four executive officers. We refer to these individuals as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Mark R. Tauscher	2006	286,841	—		—	9,319	—	—	12,000	308,160
President, Chief	2005	278,486	97,766		—	—	—	—	12,000	388,252
Executive Officer	2004	270,375	57,646		—	—	—	—	12,000	340,021
and Director
James G. Thomasch	2006	180,081	—		—	9,319	—	—	12,000	201,400
Senior Vice President of	2005	174,836	49,102		—	—	—	—	12,000	235,938
Finance and	2004	169,744	28,952		—	—	—	—	12,000	210,696
Administration, Chief Financial Officer and Treasurer
Kenneth J. Luppi	2006	147,583	—		—	6,692	—	—	6,000	160,275
Vice President of	2005	143,284	30,181		—	—	—	—	6,000	179,465
Operations	2004	139,111	17,796		—	—	—	—	6,000	162,907
Vincent C. Puglisi	2006	149,350	—		—	1,500	—	—	6,000	156,850
Managing Director,	2005	145,000	—		—	—	—	—	6,000	151,000
International	2004	145,000	—		—	—	—	—	6,000	151,000
Robert I. Rudko, Ph.D.	2006	198,275	50,000	(3)	—	12,075	—	—	6,000	266,350
Chief Scientific Officer	2005	192,500	90,548	(3)	—	—	—	—	6,000	289,048
	2004	192,500	74,625	(3)	—	—	—	—	6,000	273,125

(1)          Amounts calculated utilizing the provisions of SFAS No. 123. See Note 7 to our consolidated financial statements for the year ended December 31, 2006, which accompany this Annual Report on Form 10-K, regarding assumptions underlying the valuation of our equity awards.

(2)          Consists of a cash car allowance.

(3)          Includes a retention bonus of $50,000 paid pursuant to Dr. Rudko’s employment agreement, which is discussed under the caption “Employment Contracts, Termination of Employment and Change in Control Arrangements—Rudko Employment Agreement.”

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 2006 to each of our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Gramt Date Fair Value of Stock and Option Award
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Mark R. Tauscher	5/17/06	—	—	—	—	—	—	—	65,000	0.67	0.50
James G. Thomasch	5/17/06	—	—	—	—	—	—	—	65,000	0.67	0.50
Kenneth J. Luppi	5/17/06	—	—	—	—	—	—	—	50,000	0.67	0.50
Vincent C. Puglisi	5/17/06	—	—	—	—	—	—	—	15,000	0.67	0.50
Robert I. Rudko, Ph.D.	5/17/06	—	—	—	—	—	—	—	30,000	0.67	0.50

(1)          These stock options were granted pursuant to our 2005 Stock Incentive Plan. We granted stock options to purchase an aggregate of 596,000 shares of common stock to our employees and the employees of our subsidiaries during the fiscal year ended December 31, 2006.

(2)          These stock options vest at a rate of one-third per year over the first three years of the ten year option term. The exercise price is equal to the closing price of our common stock on AMEX on May 17, 2006, the date of grant. The high and low trading prices of our common stock on AMEX during the 30-day period prior to May 17, 2006 was $0.68 and $0.61.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning stock options held by each of the named executive officers as of December 31, 2006. We do not have any restricted stock outstanding.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark R. Tauscher	175,000	—	—	0.5625	10/25/10	—	—	—	—
	50,000	—	—	0.8125	1/6/11
	75,000	—	—	0.55	12/17/11
	350,000	—	—	0.45	3/23/13
	50,000	—	—	0.69	8/3/13
	130,000	—	—	0.81	5/17/14
	96,970	—	—	0.55	5/22/15
	—	65,000(1)	—	0.67	5/14/16
James G. Thomasch	72,500	—	—	0.5625	10/25/10	—	—	—	—
	35,000	—	—	0.8125	1/6/11
	20,000	—	—	0.62	7/28/11
	75,000	—	—	0.55	12/17/11
	145,000	—	—	0.45	3/23/13
	50,000	—	—	0.69	8/3/13
	125,000	—	—	0.81	5/17/14
	96,970	—	—	0.55	5/22/15
	—	65,000(1)	—	0.67	5/14/16
Kenneth J. Luppi	15,500	—	—	0.5625	10/25/10	—	—	—	—
	10,000	—	—	0.65	7/8/11
	50,000	—	—	0.55	12/17/11
	55,333	—	—	0.45	3/23/13
	30,000	—	—	0.69	8/3/13
	80,000	—	—	0.81	5/17/14
	72,727	—	—	0.55	5/22/15
	—	50,000(1)	—	0.67	5/14/16
Vincent C. Puglisi	38,750	—	—	0.5625	10/25/10	—	—	—	—
	155,000	—	—	0.45	3/23/13
	8,152	—	—	0.55	5/22/15
	—	15,000(1)	—	0.67	5/14/16
Robert I. Rudko, Ph.D.	18,225	—	—	0.5625	10/25/10	—	—	—	—
	30,000	—	—	0.55	12/17/11
	72,900	—	—	0.45	3/23/13
	45,000	—	—	1.25	11/2/13
	50,000	—	—	0.81	5/17/14
	60,606	—	—	0.55	5/22/15
	—	30,000(1)	—	—	0.67	5/14/16

(1)          These stock options vest at a rate of one-third per year over the first three years of the option term.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options during the fiscal year ended December 31, 2006. We do not have any restricted stock outstanding.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have arrangements with our named executive officers to compensate them in the event of termination of employment or change in responsibilities following a change in control of PLC.

Tauscher Employment Agreement

We entered into an employment agreement with Mr. Tauscher in December 1999 providing for an annual base salary of not less than $250,000 and an annual bonus targeted at 50% of his salary (however, his bonus may exceed this amount in certain circumstances) based upon the achievement of certain performance goals. This agreement also provides for the payment to Mr. Tauscher of 150% of the sum of his highest annualized base salary during the preceding three-year period and his previous calendar year’s bonus if Mr. Tauscher’s employment is terminated by us without cause or, within 12 months after a sale or change in control of PLC, by Mr. Tauscher following a reduction in his position, authority or responsibilities, a material reduction in salary or benefits or his relocation more than 100 miles from Franklin, MA. If such a termination had occurred on December 31, 2006, Mr. Tauscher would have been entitled to receive payments equal to $576,911, a portion of which would have been payable upon termination and the remainder of which would have been payable in monthly installments thereafter through September 30, 2007. If such termination had occurred on March 15, 2007, Mr. Tauscher would have only been entitled to receive payments equal to $447,472 since he did not earn a bonus in 2006.

Thomasch Employment Agreement

We entered into an employment agreement with Mr. Thomasch in November 1999 providing for an annual base salary of not less than $160,000 and an annual bonus of up to 40% of his salary based upon the achievement of certain performance goals. The agreement also provides for the payment to Mr. Thomasch of 100% of his highest annualized base salary plus bonus during the preceding three-year period plus the continuation of any other benefits available to Mr. Thomasch and his family on his last day of service for a period of 12 months if Mr. Thomasch’s employment is terminated by us without cause or, within 12 months after a sale or change in control of PLC, by Mr. Thomasch following a reduction in his position, authority or responsibilities, a material reduction in salary or benefits or his relocation more than 30 miles from Franklin, MA. If such a termination had occurred on December 31, 2006, Mr. Thomasch would have been entitled to receive payments equal to $223,938, a portion of which would have been payable upon termination and the remainder of which would have been payable in monthly installments thereafter through September 30, 2007, and the continuation of benefits through December 31, 2007, which has an estimated value of $27,990.

Rudko Employment Agreement

We entered into an employment agreement with Dr. Rudko in October 2003, which was amended on March 15, 2005, providing for an annual base salary of $192,500 and an annual bonus under any discretionary bonus programs that we may establish and make available to our vice presidents. The agreement also provided for a retention bonus of $150,000 to be paid to Dr. Rudko in three equal annual installments, which were made on October 1, 2004, October 1, 2005 and October 1, 2006. Dr. Rudko was required within ten days of his receipt of each retention bonus installment to repay a portion of the loans that we originally made to him in October 1991 and March 1992, which loans have now been repaid in full.

The agreement further provides for certain severance benefits payable to Dr. Rudko. Specifically, for each of the forty-eight months following the execution of the agreement that Dr. Rudko remains employed by us on a full-time basis, we will allocate $8,020, less all applicable taxes and withholdings, towards the potential severance pay for which he will be eligible upon the termination of his employment with us for any reason, other than by us for cause, provided that, following his termination, Dr. Rudko signs a severance agreement and release of claims drafted by us. If Dr. Rudko works for us on a less than full-time basis at any time during his employment, or if he takes a leave of absence from us for any reason, but we continue to pay his base salary as if he continued to work on a full-time basis during such period, our allocation towards the potential severance pay will be reduced proportionally to account for his reduced work schedule or absence. Further, if Dr. Rudko works for us on a less than full time basis at any time during his employment, or if he takes a leave of absence from us for any reason, and we reduce his base salary in proportion to his reduced schedule during such period, we will allocate towards the potential severance pay the amount we would have allocated had he worked full-time during such period.

If Dr. Rudko’s employment is terminated by him or us for any reason other than by us for cause on or after October 28, 2007, he will receive as severance pay the gross amount previously allocated by us towards the potential severance pay. If Dr. Rudko’s employment is terminated prior to October 28, 2007, either by us without cause or by him for good reason, he will receive as severance pay all amounts previously allocated by us towards the potential severance pay, plus the amount that would have been allocated between the date his employment is terminated and October 28, 2007 had he remained employed by us during such period. If Dr. Rudko chooses to terminate his employment prior to October 28, 2007 for any reason other than good reason, he will receive as severance pay only the amount previously allocated by us towards the potential severance pay. Dr. Rudko will not be eligible to receive any severance pay if his employment is terminated at any time by us for cause.

Any severance pay is subject to all applicable taxes and withholdings and may not exceed $385,000 gross plus the applicable amount contemplated as an extra severance payment as discussed in the preceding paragraph. Any severance pay that Dr. Rudko may receive will be paid in equal monthly installments over the twenty-four month period following the termination of his employment. If Dr. Rudko’s employment had been terminated by us without cause or by himself for good reason on December 31, 2006, he would have been entitled to receive severance pay equal to $385,000. If Dr. Rudko’s employment had been terminated by himself for any reason other than good reason on December 31, 2006, he would have only been entitled to receive severance pay equal to $312,780.

Luppi and Puglisi Severance Arrangements

Pursuant to resolutions adopted by our board of directors on December 19, 2001, Messrs. Luppi and Puglisi are entitled to receive payments equal to 26 weeks of their respective base salaries in the event that they are terminated within one year of the date of a change in control of PLC. If such terminations had occurred on December 31, 2006, Messrs. Luppi and Puglisi would have been entitled to receive lump sum payments equal to $73,791 and $74,675, respectively.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

By the compensation committee of the board of directors of PLC Systems Inc.

Benjamin L. Holmes, Chairman
Alan H. Magazine
Brent Norton, M.D.

Compensation Committee Interlocks and Insider Participation

All decisions regarding the compensation of our executive officers for the fiscal year ended December 31, 2006 were made by our compensation committee, consisting of Messrs. Holmes and Magazine and Dr. Norton. No member of the compensation committee was at any time during 2006, or formerly, an officer or employee of ours or any of our subsidiaries. No member of the compensation committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers have served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as one of our directors or a member of our compensation committee.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 20, 2007 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage Ownership
5% Shareholders:
Edwards Lifesciences Corporation	5,333,333	17.6
One Edwards Way Irvine, California 92614
Fred Kayne	3,074,800	10.1
c/o Fortune Financial 1800 Avenue of the Stars, Suite 310 Los Angeles, California 90067
Directors and Named Executive Officers:
Kevin J. Dunn(1)	100,000	*
Benjamin L. Holmes(2)	105,000	*
Kenneth J. Luppi(3)	335,294	1.1
Alan H. Magazine(4)	97,000	*
Brent Norton, M.D.(5)	125,500	*
Edward H. Pendergast(6)	371,492	1.2
Vincent C. Puglisi(7)	206,902	*
Robert I. Rudko, Ph.D.(8)	1,383,593	4.5
Mark R. Tauscher(9)	1,082,705	3.5
James G. Thomasch(10)	643,137	2.1
All directors and named executive officers as a group (10 persons)(11)	4,450,623	13.3

                 * Less than 1%.

       (1) Includes 95,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (2) Includes 95,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (3) Includes 330,227 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (4) Includes 95,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (5) Includes 125,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (6) Includes 297,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (7) Includes 206,902 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

       (8) Includes 286,731 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007 and 84,762 shares held of record by Dr. Rudko’s spouse.

       (9) Includes 948,637 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

(10) Includes 641,137 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

(11)   Includes 3,121,134 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 20, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,351,809	$1.43	1,392,086 (2)
Equity compensation plans not approved by security holders(3)	3,415,112	$0.90	—
Total	4,766,921	$1.05	1,392,086

(1)          Consists of the following equity compensation plans: (i) 1993 Formula Stock Option Plan; (ii) 1993 Stock Option Plan; (iii) 1995 Stock Option Plan; (iv) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (v) 2000 Equity Incentive Plan; and (vi) 2005 Stock Incentive Plan.

(2)          Includes 321,252 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2007.

(3)          Consists of the following equity compensation plans and arrangements: (i) 1997 Executive Stock Option Plan; (ii) 2000 Non-Statutory Stock Option Plan; and (iii) 2000 Non-Qualified Performance and Retention Equity Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Board Determination of Independence

Under applicable AMEX, rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Dunn, Holmes, Magazine and Pendergast and Dr. Norton has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 121A of the AMEX Company Guide.

Our board of directors has also determined that all of the current members of the audit, compensation and nominating and corporate governance committees are independent as defined under AMEX rules.

Our board of directors had also determined that Donald E. Bobo, Jr., who served as a member of our board of directors as the designee of Edwards until his resignation on April 3, 2006, and was also a member of the nominating and corporate governance committee, was independent as defined under AMEX rules.

Certain Relationships and Related Transactions

We have adopted a policy providing that all material transactions between us and our officers, directors and other affiliates must be:

•       approved by a majority of the members of our board of directors;

•       approved by a majority of the disinterested members of our board of directors; and

•       on terms no less favorable to us than could be obtained from unaffiliated third parties.

No executive officer, director, nominee for election as a director or 5% shareholder of ours and no associate or affiliate of the foregoing persons has or has had any material interest, direct or indirect, in any transaction since January 1, 2006 or in any proposed transaction which in either such case has materially affected or will materially affect us, except as described below.

Edwards and Novadaq Agreements

TMR Distribution Agreement.   On January 9, 2001, we entered into an exclusive distribution agreement with a subsidiary of Edwards, which currently owns in excess of 5% of our outstanding common stock. Under this agreement, Edwards was appointed our exclusive distributor for our TMR products in the United States.

On March 20, 2007, we entered into a distribution agreement with Novadaq, a subsidiary of Novadaq Technologies Inc., pursuant to which we appointed Novadaq as our exclusive distributor in the United States for our TMR business. The agreement amended and restated the exclusive distribution agreement between us and Edwards, which had been assigned by Edwards to Novadaq on the same date. The agreement with Novadaq reflects substantially the same roles, responsibilities and financial terms as the previous agreement with Edwards.

Dr. Norton, one of our directors, is also a director of Novadaq Technologies Inc.  Dr. Norton did not participate in any voting of our board of directors with respect to our entering into the distribution agreement with Novadaq.

Optiwave 980 System Agreements.   In February 2004, we signed an agreement with Edwards to assume the product development and manufacturing of the Edwards Optiwave 980 surgical ablation system, which we refer to as the “Optiwave 980 System.” The Optiwave 980 System consists of (1) a diode-based laser, which we refer to as the Optiwave 980, and (2) related systems disposables. The laser and related system disposables are used together to treat cardiac arrhythmias, or heart rhythm disorders.

In March 2006, we terminated this agreement and entered into a new modified supply agreement with Edwards such that we would prospectively only manufacture the Optiwave 980 for Edwards and Edwards would prospectively assume all development and manufacturing responsibilities for the Optiwave 980 related system disposables. We received a cash payment of $1,500,000 in consideration for selling our Optiwave 980 related system disposable manufacturing and development rights to Edwards. We hold the exclusive manufacturing rights to the current generation of Optiwave 980 for Edwards and have certain rights of first refusal related to the development and manufacture of any next generation laser.

Separately, Edwards is obligated to pay us a royalty on all future Optiwave 980 related system disposable sales, until such time, if ever, that cumulative royalty payments from Edwards reach $1,700,000.

In December 2006, Edwards announced the discontinuation of its Optiwave 980 program and, therefore, we do not expect to generate any additional revenues from this product line in the future.

Shareholders Agreement.   We entered into a shareholders agreement with Edwards on January 9, 2001, which was amended on February 24, 2004 and April 6, 2006. This shareholders agreement, with the exception of Articles VI and VII which provide for certain tax indemnifications to Edwards, was terminated on March 20, 2007 in connection with Edwards’ assignment of our exclusive distribution agreement to Novadaq.

Securities Purchase Agreement and Manufacturing License Agreement.   We entered into a securities purchase agreement, dated January 7, 2001, and a manufacturing license agreement, dated January 9, 2001, with Edwards. Both of these agreements were terminated on March 20, 2007 in connection with Edwards’ assignment of our exclusive distribution agreement to Novadaq.

Rudko Loan

Dr. Rudko, a director and our Chief Scientific Officer, had a loan from us that originated in 1991. In 1999, this loan was restructured to provide for interest from the inception of the loan to be calculated on the simple interest method at a rate of 6% per annum (a reduction of 2.65% from the original interest rate of this loan). This loan was paid in full on October 20, 2006. During the fiscal year ended December 31, 2006, the largest outstanding loan balance was approximately $36,011.34. See “Employment Contracts, Termination of Employment and Change in Control Arrangements—Rudko Employment Agreement.”

Item 14.                 Principal Accountant Fees and Services

The following table summarizes the fees of both Vitale, Caturano & Company, Ltd., our independent registered public accounting firm for 2005 and 2006, and Ernst & Young LLP, our independent registered public accounting firm for 2004, billed to us for each of the last two fiscal years:

Fee Category	2006	2005
Audit Fees(1)	$99,340	$90,680
Tax Fees(2)	$35,300	$25,012
Total Fees	$134,640	$115,692

(1)          Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit fees for 2006 include an estimate of amounts agreed to with, but not yet billed by, Vitale, Caturano & Company, Ltd. in connection with their audit of our 2006 financial statements. The amounts also include $4,800 billed by Ernst & Young LLP in 2006 for an issuance of their consent and $3,500 billed by Ernst & Young LLP in 2005 in connection with the filing of a Form S-8.

(2)          Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of corporate tax returns, accounted for all of the fees paid in 2006 and $22,332 of the total tax fees paid for 2005. Tax planning services accounted for the remaining $2,680 in 2005. Tax advice and tax planning services relate to assistance with general tax matters, tax audits and employee benefits. Amounts in 2006 were paid to Vitale, Caturano & Company, Ltd. and amounts in 2005 were paid to Ernst & Young LLP.

Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval must be detailed as to the particular service or type of services to be provided and must also be generally subject to a maximum dollar amount.

Our audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority must be reported on at the next meeting of the audit committee.

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

PLC SYSTEMS INC.
Date: March 30, 2007	By:	/s/ MARK R. TAUSCHER
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ MARK R. TAUSCHER	President and Chief Executive Officer	March 30, 2007
Mark R. Tauscher	(Principal Executive Officer)
/s/ JAMES G. THOMASCH	Chief Financial Officer (Principal	March 30, 2007
James G. Thomasch	Financial and Principal Accounting Officer)
/s/ EDWARD H. PENDERGAST	Chairman of the Board of Directors	March 30, 2007
Edward H. Pendergast
/s/ KEVIN J. DUNN	Director	March 30, 2007
Kevin J. Dunn
/s/ BENJAMIN HOLMES	Director	March 30, 2007
Benjamin Holmes
/s/ ALAN H. MAGAZINE	Director	March 30, 2007
Alan H. Magazine
/s/ BRENT NORTON, M.D.	Director	March 30, 2007
Brent Norton, M.D.
/s/ ROBERT I. RUDKO, PH.D.	Director	March 30, 2007
Robert I. Rudko, Ph.D.

APPENDIX A

PLC SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2006, 2005 and 2004

PLC SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Vitale, Caturano & Company Ltd., Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the Index at Item 15 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the year ended December 31, 2006.

As discussed in Note 2 to consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/ Vitale, Caturano & Company, Ltd.
Boston, Massachusetts
March 28, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
PLC Systems Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of PLC Systems Inc. for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of PLC Systems Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 10, 2005

PLC SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,034	$2,560
Short-term investments	4,000	6,900
Accounts receivable—Edwards	748	634
Accounts receivable—other, net of allowance of $51 and $96 at December 31, 2006 and 2005, respectively	170	153
Inventories, net	1,255	963
Prepaid expenses and other current assets	595	798
Total current assets	12,802	12,008
Equipment, furniture and leasehold improvements, net	166	235
Other assets	208	224
Total assets	$13,176	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$352
Accrued compensation	396	677
Accrued other	317	334
Deferred revenue—Edwards	1,701	1,621
Deferred revenue—other	83	60
Total current liabilities	2,953	3,044
Deferred revenue—Edwards	2,874	3,692
Deferred revenue—other	220	188
Total long-term liabilities	3,094	3,880
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,311 and 30,080 shares issued and outstanding at December 31, 2006 and 2005, respectively	93,882	93,737
Additional paid in capital	101	—
Accumulated deficit	(86,531)	(87,850)
Accumulated other comprehensive loss	(323)	(344)
Total stockholders’ equity	7,129	5,543
Total liabilities and stockholders’ equity	$13,176	$12,467

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Revenues:
Product sales—Edwards	$4,918	$5,476	$5,328
Product sales—other	744	621	654
Service fees—Edwards	1,354	1,311	1,322
Service fees—other	130	228	269
Total revenues	7,146	7,636	7,573
Cost of revenues:
Product sales—Edwards	1,644	2,064	1,987
Product sales—other	387	252	359
Service fees—Edwards	550	577	556
Service fees—other	151	173	167
Total cost of revenues	2,732	3,066	3,069
Gross profit	4,414	4,570	4,504
Operating expenses:
Selling, general and administrative	3,014	3,336	3,329
Research and development	1,924	2,750	2,130
Total operating expenses	4,938	6,086	5,459
Gain on the sale of manufacturing rights	1,432	—	—
Income (loss) from operations	908	(1,516)	(955)
Other income	436	248	175
Income (loss) before income taxes	1,344	(1,268)	(780)
Provision for income taxes	25	—	53
Net income (loss)	$1,319	$(1,268)	$(833)
Basic and diluted earnings (loss) per share	$0.04	$(0.04)	$(0.03)
Average shares outstanding:
Basic	30,170	30,074	30,025
Diluted	30,572	30,074	30,025

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2003	29,896	$93,636	$—	$(85,749)	$(331)	$7,556
Exercise of stock options	159	86	—	—	—	86
Issuance of common stock	13	9	—	—	—	9
Comprehensive loss:
Net loss	—	—	—	(833)	—	(833)
Foreign currency translation, net	—	—	—	—	11	11
Total comprehensive loss						(822)
Balance, December 31, 2004	30,068	$93,731	$—	$(86,582)	$(320)	$6,829
Issuance of common stock	12	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	—	(1,268)	—	(1,268)
Foreign currency translation, net	—	—	—	—	(24)	(24)
Total comprehensive loss						(1,292)
Balance, December 31, 2005	30,080	$93,737	$—	$(87,850)	$(344)	$5,543
Exercise of stock options	230	144	—	—	—	144
Issuance of common stock	1	1	—	—	—	1
Stock based compensation	—	—	101	—	—	101
Comprehensive income:
Net income	—	—	—	1,319		1,319
Foreign currency translation, net	—	—	—	—	21	21
Total comprehensive income						1,340
Balance, December 31, 2006	30,311	$93,882	$101	$(86,531)	$(323)	$7,129

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Operating activities:
Net income (loss)	$1,319	$(1,268)	$(833)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	118	140	122
Loss on retirement of equipment	77	—	—
Compensation expense from stock options	101	—	—
Change in assets and liabilities:
Accounts receivable—Edwards	(114)	510	(43)
Accounts receivable—other	(27)	119	(134)
Inventory	(292)	148	(226)
Prepaid expenses and other assets	195	(208)	(102)
Accounts payable	104	24	30
Deferred revenue—Edwards	(738)	134	4,514
Deferred revenue—other	50	(7)	34
Accrued liabilities	(299)	281	(4)
Net cash provided by (used for) operating activities	494	(127)	3,358
Investing activities:
Purchase of investments	(4,000)	(8,400)	—
Maturity of investments	6,900	1,500	—
Purchase of equipment	(102)	(57)	(180)
Net cash provided by (used for) investing activities	2,798	(6,957)	(180)
Financing activities:
Net proceeds from exercise of stock options	144	—	86
Net proceeds from issuance of common stock	1	6	9
Net cash provided by financing activities	145	6	95
Effect of exchange rate changes on cash and cash equivalents	37	(40)	28
Net increase (decrease) in cash and cash equivalents	3,474	(7,118)	3,301
Cash and cash equivalents at beginning of year	2,560	9,678	6,377
Cash and cash equivalents at end of year	$6,034	$2,560	$9,678
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$15	$—	$—
Interest	—	—	—

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.   Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets. The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. In addition, the Company recently announced its intention to conduct clinical trials for the Company’s RenalGuard Therapy and RenalGuard System (collectively “RenalGuard”). RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys. This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used. The real-time measurement and matched fluid replacement design of the Company’s RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

In December 2006, the Company received full FDA approval to conduct its first human clinical trial utilizing its RenalGuard System and Therapy under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

The Company hopes to be able to demonstrate through future clinical trials that its RenalGuard System and Therapy are also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

On March 20, 2007, the Company entered into a distribution agreement with Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc., pursuant to which the Company appointed Novadaq as its exclusive distributor in the United States for its TMR business. See Note 11 in the Consolidated Financial Statements for further discussion.

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

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 consist of an overnight sweep to repurchase agreements. Cash equivalents at December 31, 2005 consist of investments in money market funds. Short-term investments consist of monies invested in bank certificates of deposits with remaining maturities greater than three months and less than one year. These investments are carried at cost, which approximates fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and short-term investments and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents and short-term investments in high-quality financial instruments with a high quality institution. At December 31, 2006 and 2005, the majority of the cash, cash equivalents and short-term investments balance was invested with a single financial institution.

The Company has a concentration of credit risk due to its exclusive TMR supply arrangements with Edwards Lifesciences LLC (“Edwards”). Edwards accounted for 81% of the Company’s net accounts receivable at both December 31, 2006 and 2005. Edwards also accounted for 88%, 89% and 88% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Collateral is not required on sales to Edwards.

Concentration of Revenues

Approximately 95%, 89% and 90% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively, were derived from the sales and service of the Heart Laser System.

Accounts Receivable

Accounts receivable is stated at the amount the Company expects to collect from the outstanding balances. The Company continuously monitors collections from customers, its principal customer being Edwards, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified. Historically, the Company has not experienced significant losses related to its accounts receivable. Collateral is generally not required. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead. A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on the Company’s best estimate of the net realizable value of inventory on hand taking into consideration factors such as actual trailing twelve month sales, expected future product line sales and estimated required service part stocking levels needed to meet warranty,

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

service contract and time and material spare part demands. Historically, the Company has found its reserves to be adequate.

Equipment, Furniture, Leasehold Improvements and Long-Lived Assets

Equipment, furniture and leasehold improvements are stated on the basis of cost. Depreciation is computed principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Depreciation and amortization are based on the following useful lives:

Equipment	2-5 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or useful life

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

Changes in the warranty accrual were as follows (in thousands):

	Year Ended December 31,
	2006	2005
Balance, beginning of period	$60	$60
Change in liability for warranties issued during the period	—	(7)
Change in liability for pre-existing warranties	—	7
Balance, end of period	$60	$60

Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Edwards. TMR kit revenues include the amount invoiced to Edwards for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received from Edwards in February 2004. This payment was made by Edwards in exchange for a reduction in the

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

prospective purchase price the Company receives from Edwards upon a sale of the kits. The Company is amortizing this payment from Edwards into its Consolidated Statement of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue.” The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company by Edwards, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make. The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Edwards through 2010. The Company recorded amortization of $630,000, $356,000 and $183,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

Income Taxes

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting For Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

Research and Development Expenses

Research and development expenses are expensed as incurred.

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

For the years ended December 31, 2006, 2005 and 2004, 1,594,575, 5,788,000 and 6,170,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Basic:
Net income (loss)	$1,319	$(1,268)	(833)

Weighted average shares outstanding	30,170	30,074	30,025
Basic earnings (loss) per share	$0.04	$(0.04)	$(0.03)
Diluted:
Net income (loss)	$1,319	$(1,268)	$(833)
Weighted average shares outstanding	30,170	30,074	30,025
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	402	—	—
Weighted average common and common equivalent shares	30,572	30,074	30,025
Diluted earnings (loss) per share	$0.04	$(0.04)	$(0.03)

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Opinion No. 25”), and related interpretations. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. The Company has accounted for its stock option grants in compliance with SAB No. 107.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized for the year ended December 31, 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

3.   Edwards Transaction

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 and related system disposables. In March 2006, the Company and Edwards terminated this agreement and entered into a new agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing and development rights to Edwards. In conjunction with the sale of the Optiwave 980 disposable manufacturing rights in March 2006, the Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables. The Company recorded a gain of $1,432,000 on the sale of its manufacturing rights in its statement of operations during the year ended December 31, 2006. A summary of the components of this gain are as follows:

Proceeds from sale of manufacturing rights	$1,500,000
Net book value of production equipment	(52,000)
Inventory	(16,000)
Gain on sale of manufacturing rights	$1,432,000

4.   Inventories

Inventories consist of the following at December 31 (in thousands):

	2006	2005
Raw materials	$791	$701
Work in process	118	67
Finished goods	346	195
	$1,255	$963

At December 31, 2006 and 2005, inventories are stated net of a specific obsolescence allowance of $548,000 and $533,000, respectively.

5.   Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2006	2005
Equipment	$1,020	$3,220
Office furniture and fixtures	218	582
Leasehold improvements	349	346
	1,587	4,148
Less accumulated depreciation and amortization	1,421	3,913
	$166	$235

Depreciation expense was $94,000, $114,000 and $94,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

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

At December 31, 2006, there were 6,159,000 shares of authorized but unissued common stock reserved for issuance under all stock option plans and the employee stock purchase plan.

The Company has unlimited authorized shares of preferred stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations in the preferred stock at the time of issuance.

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

7.   Stock Option and Stock Purchase Plans

In May 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan has replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (collectively, the “Previous Plans”), under which no further awards can be granted.

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

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

7.   Stock Option and Stock Purchase Plans (Continued)

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

The following is a summary of option activity under all Plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2003	3,346	$1.51
Granted	927	0.82
Exercised	(158)	0.54
Forfeited	(23)	1.15
Expired	(22)	4.63
Outstanding, December 31, 2004	4,070	1.38
Granted	690	0.55
Exercised	—	—
Forfeited	(2)	0.81
Expired	(70)	5.94
Outstanding, December 31, 2005	4,688	1.19
Granted	596	0.69
Exercised	(230)	0.63
Forfeited	(232)	2.27
Expired	(55)	5.35
Outstanding, December 31, 2006	4,767	1.05	6.20	234
Exercisable, December 31, 2006	4,236	1.10	5.79	234

	2006	2005	2004
Intrinsic value of options exercised during the year	$61	$—	$106
Total fair value of shares vested during the year	$55	$290	$530

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

7.   Stock Option and Stock Purchase Plans (Continued)

The following table summarizes unvested option activity during the year ended December 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Unvested, December 31, 2005	101	$0.37
Granted	596	0.51
Vested	(140)	0.39
Forfeited	(26)	0.56
Unvested, December 31, 2006	531	0.51

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method, which did not require restatement of prior period results. Under this transition method, compensation expense totaling $101,000, was recognized in the accompanying statement of operations for the year ended December 31, 2006. The compensation expense recorded includes (a) $24,000 of compensation cost in the year ended December 31, 2006 for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (b) $77,000 of compensation cost in the year ended December 31, 2006 for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company estimates an expected forfeiture rate based on its historical forfeiture activity. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. As of December 31, 2006, the Company had $218,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.2 years.

The weighted average fair value of options issued during the year ended December 31, 2006 were estimated using the Black-Scholes model.

Year Ended December 31, 2006
Expected life (years)	5.50-6.00
Interest rate	4.07-5.05%
Volatility	91.2-93.9%
Expected dividend yield	None
Value of option granted	$0.48-0.68

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The weighted average fair value of options granted during the year ended December 31, 2006 was $0.51.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

7.   Stock Option and Stock Purchase Plans (Continued)

Pro Forma Information for Period Prior to SFAS No. 123R Adoption

Through December 31, 2005, the Company adopted the disclosure only provisions of SFAS No. 123, and accounted for its stock option plans in accordance with the provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and basic loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders—As reported	$(1,268)	$(833)
Deduct total stock-based compensation expense determined under fair value based method for all stock option awards	(186)	(470)
Net loss attributable to common stockholders—Pro forma	$(1,454)	$(1,303)
Loss per basic and diluted share attributable to common stockholders—As reported	$(0.04)	$(0.03)
Loss per basic and diluted share attributable to common stockholders—Pro forma	$(0.05)	$(0.04)

The fair value of options issued at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004
Expected life (years)	3	3
Interest rate	3.68%	1.47%-2.53%
Volatility	40.7%	73.4%-80.3%
Expected dividend yield	None	None
Weighted average fair value of options granted during the year	$0.17	$0.41

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees. Prior to December 1, 2005, shares of the Company’s common stock could be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. On November 30, 2005, the Company adopted an amendment to the Purchase Plan which provides that the purchase price for each share of the Company’s common stock purchased under the Plan will be 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period. The change in the purchase price was effective beginning with the plan period commencing on December 1, 2005. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 1,235 shares of common stock in 2006, 12,044 shares of common stock in 2005, and 13,390 shares of common stock in 2004 at average prices of $0.65, $0.51 and $0.70 per share, respectively. At December 31, 2006, 321,252 shares were reserved for future issuance under the Purchase Plan.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement which expires in August 2009. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2006, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2007	255
2008	261
2009	176
$692

Total rent expense was $263,000 in 2006, $316,000 in 2005 and $294,000 in 2004.

Bonus Commitment

The Company has a bonus plan for all employees calculated based on predetermined milestones and Company targets. The Board of Directors has the discretion to adjust the bonus amounts prior to approval and payment. At December 31, 2006 and 2005, $0 and $373,000 of bonuses were accrued on the accompanying consolidated balance sheets.

9.   Income Taxes

The provision for income taxes in the years ended December 31, 2006 and December 31, 2004 shown in the Consolidated Statement of Operations represents current federal income taxes payable. There was no provision for income taxes in the year ended December 31, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2006	2005
Net U.S. operating loss carryforwards	$20,489	$20,827
Net foreign operating loss carryforwards	367	341
Accrued expenses and reserves	679	640
Tax credits	1,071	1,027
Other	1,892	2,440
Total deferred tax assets	24,498	25,275
Valuation allowance	(24,498)	(25,275)
Net deferred tax assets	$—	$—

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Income Taxes (Continued)

The valuation allowance decreased by approximately $777,000 in 2006 primarily due to net income offset in part by an increase in temporary differences associated with deferred revenue in 2006. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $24,498,000.

Income (loss) before taxes consisted of the following (in thousands):

	2006	2005	2004
Domestic	$1,441	$(1,167)	$(4,496)
Foreign	(122)	(101)	3,663
	$1,319	$(1,268)	$(833)

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

Income taxes (benefit) computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2006	2005	2004
Statutory income tax expense (benefit)	$449	$(431)	$(283)
Utilization of loss carryforwards	(465)	(30)	(1,398)
Unbenefited U.S. losses	—	396	1,529
Unbenefited foreign losses	41	65	152
Benefit for income taxes	$25	$—	$—

At December 31, 2006, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $51 million, which expire at various dates through 2026. In addition, the Company had foreign net operating loss carryforwards of approximately $900,000. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

PLC SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10.   Segment Information

The Company operates in one industry segment - the development, manufacture and sale of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2006
Net sales	$6,588	$558	$7,146
2005
Net sales	$7,213	$423	$7,636
2004
Net sales	$7,111	$462	$7,573

All of the Company’s long-lived assets are located in North America.

11.   Subsequent Event

On March 20, 2007, the Company entered into a distribution agreement with Novadaq, a subsidiary of Novadaq Technologies Inc., pursuant to which the Company appointed Novadaq as its exclusive distributor in the United States for its TMR business. The agreement amended and restated the exclusive distribution agreement between the Company and Edwards, which had been assigned by Edwards to Novadaq on the same date. The agreement with Novadaq reflects substantially the same roles, responsibilities and financial terms as the previous agreement with Edwards.

12.   Selected Quarterly Data (unaudited)

	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share data)
2006
Total revenue	$1,889	$1,943	$1,567	$1,747	$7,146
Gross profit	1,198	1,221	977	1,018	4,414
Income (loss) from operations	1,217	(41)	(203)	(65)	908
Net income (loss)	1,291	72	(80)	36	1,319
Earnings (loss) per share, basic and diluted	0.04	0.00	(0.00)	0.00	0.04
2005
Total revenue	$1,943	$1,982	$1,900	$1,811	$7,636
Gross profit	1,215	1,192	1,085	1,078	4,570
Loss from operations	(236)	(354)	(464)	(462)	(1,516)
Net loss	(184)	(290)	(397)	(397)	(1,268)
Loss per share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Schedule II

PLC SYSTEMS INC.

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged (Credited) to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
For the Year Ended December 31, 2006
Allowance for Doubtful Accounts	$96,000	$25,000	$70,000	$51,000
For the Year Ended December 31, 2005
Allowance for Doubtful Accounts	$104,000	$(8,000)	—	$96,000
For the Year Ended December 31, 2004
Allowance for Doubtful Accounts	$115,000	$(2,000)	$9,000	$104,000

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.17+

Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005, as previously filed with the Securities and Exchange Commission.

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

10.23+

Supply Agreement, dated March 9, 2006, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.24+

Letter Agreement, dated March 9, 2006, between the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.25

Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.26*#	Compensatory Arrangements with Executive Officers.
10.27*#	Compensatory Arrangements with Non-Employee Directors.
10.28*#	Severance Arrangements with Certain Executive Officers.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Vitale, Caturano & Company Ltd.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed with this annual report on Form 10-K for the year ended December 31, 2006.

+                Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#                 Management contract or compensatory plan or arrangement.