Form 10-Q
period 2007-03-31
PLC SYSTEMS INC
filed 2007-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Common Stock, no par value	30,311,040

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,077	$6,034
Short-term investments	—	4,000
Accounts receivable, net of allowance of $21 and $51 at March 31, 2007 and December 31, 2006, respectively	488	918
Inventories, net	1,077	1,255
Prepaid expenses and other current assets	506	595
Total current assets	12,148	12,802
Equipment, furniture and leasehold improvements, net	151	166
Other assets	205	208
Total assets	$12,504	$13,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$456
Accrued compensation	626	396
Accrued other	247	317
Deferred revenue	1,811	1,784
Total current liabilities	3,160	2,953
Deferred revenue	2,866	3,094
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,311 shares issued and outstanding as of March 31, 2007 and December 31, 2006	93,882	93,882
Additional paid in capital	134	101
Accumulated deficit	(87,217)	(86,531)
Accumulated other comprehensive loss	(321)	(323)
Total stockholders’ equity	6,478	7,129
Total liabilities and stockholders’ equity	$12,504	$13,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$1,134	$1,480
Service fees	359	409
Total revenues	1,493	1,889
Cost of revenues:
Product sales	586	511
Service fees	208	180
Total cost of revenues	794	691
Gross profit	699	1,198
Operating expenses:
Selling, general and administrative	1,013	880
Research and development	491	533
Total operating expenses	1,504	1,413
Gain on the sale of manufacturing rights	—	1,432
Income (loss) from operations	(805)	1,217
Other income, net	119	74
Net income (loss)	$(686)	$1,291
Basic and diluted income (loss) per share	$(0.02)	$0.04
Average shares outstanding:
Basic	30,311	30,080
Diluted	30,311	30,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(686)	$1,291

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21	40
Loss on retirement of equipment	—	69
Compensation expense from stock options	33	10
Change in assets and liabilities:
Accounts receivable	430	(191)
Inventory	178	(33)
Prepaid expenses and other assets	89	125
Accounts payable	20	87
Deferred revenue	(202)	(74)
Accrued liabilities	160	(246)
Net cash provided by operating activities	43	1,078

Investing activities:
Purchase of investments	—	(4,000)
Maturity of investments	4,000	5,400
Purchase of equipment	(3)	(12)
Net cash provided by investing activities	3,997	1,388

Financing activities:
Net proceeds from exercise of stock options	—	3
Net cash provided by financing activities	—	3

Effect of exchange rate changes on cash and cash equivalents	3	4
Net increase in cash and cash equivalents	4,043	2,473
Cash and cash equivalents at beginning of period	6,034	2,560
Cash and cash equivalents at end of period	$10,077	$5,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1.             Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina.  In addition, the Company has commenced clinical trials for the Company’s RenalGuard Therapy and RenalGuard System (collectively “RenalGuard”). RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of the Company’s RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

In December 2006, the Company received full FDA approval to conduct its first human clinical trial utilizing RenalGuard under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

The Company hopes to be able to demonstrate through future clinical trials that RenalGuard is also safe and effective in preventing contrast-induced nephropathy (“CIN”), a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

On March 20, 2007, the Company entered into a distribution agreement with Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc., pursuant to which the Company appointed Novadaq as its exclusive distributor in the United States for the TMR business.  This agreement amended and restated the exclusive distribution agreement between the Company and Edwards Lifesciences LLC (“Edwards”), which had been assigned by Edwards to Novadaq on the same date.  The agreement with Novadaq reflects substantially the same roles, responsibilities and financial terms as the Company’s previous agreement with Edwards.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.             New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”).  This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective January 1, 2007, the Company has adopted the provisions of FIN 48. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements. Effective with the adoption of FIN 48, the Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes.

As of January 1, 2007, the Company had deferred tax assets of $51 million, primarily comprised of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. Any carryforwards that will expire prior to utilization as the result of any limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company maintained a reserve of $70,000 as of March 31, 2007 for any potential tax matters that could arise in the future.  The reserve did not change during the three months ended March 31, 2007, nor does the Company expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2003 through 2006 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.  The examination period for the Company’s foreign jurisdictions range from 1997 through 2006.

4.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$722	$791
Work in progress	124	118
Finished goods	231	346
	$1,077	$1,255

At March 31, 2007 and December 31, 2006, inventories are stated net of a specific obsolescence allowance of $646,000 and $548,000, respectively.

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

The Company grants stock options to its non-employee directors. Generally, new non-employee directors receive an initial grant of an option to purchase 30,000 shares of the Company’s common stock that vests in installments over three years.  Once the initial grant has fully vested, non-employee directors other than the Chairman of the Board receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 30,000 shares of the Company’s common stock that generally vests in four equal quarterly installments in the same manner as the options granted annually to the other non-employee directors. All such options have an exercise price equal to the fair market value of the common stock on the date of grant.

The per share exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The Company must grant non-qualified options at an exercise price of at least 85% of the fair market value of the common stock.

Options granted during the three months ended March 31, 2007 will vest ratably annually over a three year period for employees.  Options granted during 2006 will vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

Outstanding, December 31, 2006	4,767	$1.05
Granted	50	0.61
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2007	4,817	1.05	5.99
Exercisable, March 31, 2007	4,265	1.09	5.57

The following table summarizes unvested option activity during the three months ended March 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)

Unvested, December 31, 2006	531	$0.51
Granted	50	0.43
Vested	(29)	0.48
Forfeited	—	—
Unvested, March 31, 2007	552	0.51

SFAS No. 123R

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified-prospective transition method, which did not require restatement of prior period results. In the three months ended March 31, 2007, the Company recorded compensation expense of $33,000 for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  As of March 31, 2007, the Company had $205,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.0 years.

The weighted average fair value of options issued during the three months ended March 31, 2007 was estimated using the Black-Scholes model.

Three Months Ended March 31, 2007
Expected life (years)	6.00
Interest rate	4.68%
Volatility	77.4%
Expected dividend yield	None
Value of option granted	$0.43

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 1,235 shares of common stock in 2006 at an average price of $0.65 per share.  There was no purchase activity in the three months ended March 31, 2007.  At March 31, 2007, 321,252 shares were reserved for future issuance under the Purchase Plan.

6.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $190,000 and $155,000 in the three months ended March 31, 2007 and 2006, respectively, which is included in revenues in the Consolidated Statements of Operations.

TMR lasers are billed to Novadaq in accordance with purchase orders that the Company receives.  Invoiced TMR lasers are recorded as other current assets and deferred revenue on the Company’s Consolidated Balance Sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.

Under the terms of the TMR distribution agreement, once Novadaq has recovered a prescribed amount of revenue from a hospital for the use or purchase of a TMR laser, any additional revenues earned by Novadaq are shared with the Company pursuant to a formula established in the distribution agreement. The Company only records its share of such additional revenue, if any, at the time the revenue is earned.

The Company records revenue from the sale of TMR kits and TMR lasers to international distributors or hospitals at the time of shipment.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

7.             Earnings (Loss) per Share

In the three months ended March 31, 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

In the three months ended March 31, 2006, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the treasury stock method.  In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.

For the three months ended March 31, 2007 and 2006, 4,817,000 and 2,102,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)

Basic:
Net income (loss)	$(686)	$1,291
Weighted average shares outstanding	30,311	30,080
Basic earnings (loss) per share	$(0.02)	$0.04

Diluted:
Net income (loss)	$(686)	$1,291
Weighted average shares outstanding	30,311	30,080
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	512
Weighted average common and common equivalent shares	30,311	30,592
Diluted earnings (loss) per share	$(0.02)	$0.04

8.             Comprehensive Income (Loss)

Total comprehensive loss for the three month period ended March 31, 2007 amounted to $684,000 as compared to comprehensive income of $1,294,000 for the three month period ended March 31, 2006.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

9.             Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company obtains similar warranties from a majority of its suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of its TMR distribution agreement with Novadaq, the Company is able to bill Novadaq for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$60	$60
Payments made	—	—
Change in liability for warranties issued during the year	—	5
Change in liability for preexisting warranties	—	(5)
Balance, end of period	$60	$60

10.                                           Gain on Sale of Manufacturing Rights

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 Cardiac Laser Ablation System (“Optiwave 980”) and related system disposables. In March 2006, the Company and Edwards terminated this agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing rights to Edwards.  In conjunction with the sale, the Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables and recorded a net gain of $1,432,000 in its Consolidated Statement of Operations during the three months ended March 31, 2006.

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

In December 2006, we received full FDA approval to conduct our first human clinical trial utilizing RenalGuard under an investigational device exemption. This 40-patient pilot clinical trial is designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media will be administered.

We hope to be able to demonstrate through future clinical trials that RenalGuard is also safe and effective in preventing contrast-induced nephropathy, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

Our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 82% and 88% of our total revenues in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. We expect a similar level of sales concentration to continue in the near future with Novadaq as our largest customer now that they hold the exclusive U.S. distribution rights for our TMR products.

Approximately 78% and 95% of our revenues in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively, came from the sale and service of TMR lasers and related disposable kits.

Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. Aggregate TMR kit shipments to U.S. hospitals through Novadaq and Edwards decreased approximately 8% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. We believe this decline in first quarter TMR kit shipments was primarily the result of the transition in distribution responsibilities from Edwards to Novadaq just ten days prior to the end of the first fiscal quarter.

We believe it is likely to take at least through the third quarter of 2007 for Novadaq’s sales force to become fully integrated, trained and proficient in terms of selling our TMR products.  As such, we believe that our second and third quarter revenues and results of operations in 2007 could be lower than our same results in the corresponding periods in 2006.  The success of the transition of distribution responsibilities from Edwards to Novadaq will in large part impact our revenue and operating results during future quarters in 2007 and 2008 and we will be largely dependent on the success of Novadaq’s sales and marketing efforts in the future to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues.

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

Critical Accounting Policies and Estimates

Our financial statements are based on the application of significant accounting policies, many of which require us to make significant estimates and assumptions (see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).  We believe that the following are some of the more material judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Accounts Receivable

Accounts receivable is stated at the amount we expect to collect from the outstanding balance.  We continuously monitor collections from customers, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable, primarily from Edwards. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development Expenses

Research and development expenses are expensed as incurred.

Warranty and Preventative Maintenance Costs

We warranty our products against manufacturing defects under normal use and service during the warranty period.  We obtain similar warranties from a majority of our suppliers, including those who supply critical Heart Laser System components.  In addition, under the terms of our TMR distribution agreement with Novadaq, we are able to bill Novadaq for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of lasers on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make.  We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $190,000 and $155,000 in the three months ended March 31, 2007 and 2006, respectively, which is included in revenues in our Consolidated Statements of Operations.

TMR lasers are billed to Novadaq in accordance with purchase orders that we receive.  Invoiced TMR lasers are recorded as other current assets and deferred revenue on our Consolidated Balance Sheet until such time as the laser is shipped to a hospital, at which time we record revenue and cost of revenue.

Under the terms of the TMR distribution agreement, once Novadaq has recovered a prescribed amount of revenue from a hospital for the use or purchase of a TMR laser, any additional revenues earned by Novadaq are shared with us pursuant to a formula established in the distribution agreement. We only record our share of such additional revenue, if any, at the time the revenue is earned.

We record revenue from the sale of TMR kits and TMR lasers to international distributors or hospitals at the time of shipment.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three months ended March 31, 2007 and 2006 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,493	100%	$1,889	100%
Total cost of revenues	794	53	691	37
Gross profit	699	47	1,198	63
Selling, general & administrative	1,013	68	880	47
Research & development expenses	491	33	533	28
Total operating expenses	1,504	101	1,413	75
Gain on sale of manufacturing rights	—	—	1,432	76
Income (loss) from operations	(805)	(54)	1,217	64
Other income	119	8	74	4
Net income (loss)	$(686)	(46)%	$1,291	68%

	Three Months Ended March 31,		Increase (decrease)
	2007	2006	over 2006
	$	$	$	%
	(dollars in thousands)
Product sales	$1,134	$1,480	$(346)	(23)%
Service fees	359	409	(50)	(12)
Total revenues	1,493	1,889	(396)	(21)
Product cost of sales	586	511	75	15
Service fees cost of sales	208	180	28	16
Total cost of revenues	794	691	103	15
Gross profit	699	1,198	(499)	(42)
Selling, general & administrative expenses	1,013	880	133	15
Research & development expenses	491	533	(42)	(8)
Total operating expenses	1,504	1,413	91	6
Gain on sale of manufacturing rights	—	1,432	(1,432)	(100)
Income (loss) from operations	(805)	1,217	(2,022)	(166)
Other income	119	74	45	61
Net income (loss)	$(686)	$1,291	$(1,977)	(153)%

Product Sales

TMR laser revenues, the largest component of product sales in the three months ended March 31, 2007, decreased by $356,000, or 46%, as compared to the three months ended March 31, 2006.  International TMR laser revenues decreased $220,000 due to one TMR laser sale in three months ended March 31, 2006 but no laser sales in the three months ended March 31, 2007.  Domestic TMR laser revenues decreased $136,000, or 25%, primarily as a result of decreased revenue sharing earned under our TMR distribution agreements.

Disposable TMR kit revenues, the second largest component of product sales in the three months ended March 31, 2007, decreased by $246,000, or 38%, as compared to the three months ended March 31, 2006.  Domestic disposable TMR kit revenues decreased $232,000 resulting from a lower volume of kit shipments to Edwards as Edwards reduced its inventory of TMR kits in anticipation of the assignment of distribution rights to Novadaq.  This decrease in TMR kit shipments to Edwards was offset in part by a $35,000 increase in deferred kit revenue amortization.  International disposable TMR kit revenues decreased $14,000, or 52%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Other product sales increased $156,000, or 240%, as compared to the three months ended March 31, 2006.  This increase was driven primarily by (1) new manufacturing contract assembly product revenues, which we only recently undertook as a new source of revenue during the fourth quarter of 2006, and (2) increased sales of new and refurbished surgical laser tubes to a single OEM customer. We believe the addition of new contract assembly work will result in increased revenues in this category of product sales during the remaining three fiscal quarters of 2007 as compared to what we realized in this category in the corresponding fiscal quarters in 2006.

Optiwave 980 revenues to Edwards were $100,000 in the three months ended March 31, 2007 while there were no sales in the three months ended March 31, 2006.  In December 2006, Edwards announced the discontinuation of the Optiwave 980, which we manufactured for Edwards under a supply agreement prior to its being discontinued.  We do not expect to generate any significant revenues from this product line in the future.

Service Fee Revenues

Service fees decreased $50,000, or 12%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a lower number of billable service calls.

Gross Profit

Total gross profit was $699,000, or 47% of total revenues, in the three months ended March 31, 2007 as compared with gross profit of $1,198,000, or 63% of total revenues, in the three months ended March 31, 2006.  The decrease in gross profit dollars is due to (1) lower disposable TMR revenues, (2) a decrease in additional revenue sharing earned under our U.S. TMR distribution agreement, (3) lower international TMR laser revenue, (4) lower service revenues and (5) higher manufacturing period expenses. These decreases were offset in part by higher sales of new and refurbished surgical tubes and contract assembly services.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenditures increased 15% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase is related to increased headcount and higher compensation expense, as well as higher corporate and legal expenditures incurred in connection with the transfer of the U.S. TMR distribution agreement from Edwards to Novadaq.

Research and Development Expenses

Research and development expenditures decreased 8% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  This decline was primarily due to a decrease in expenditures in connection with new product development and related program costs related to RenalGuard.  This decrease was offset largely by an increase in clinical trial expenditures for RenalGuard in the first quarter of 2007.

We expect to continue to incur significant new research and development expenditures for the remainder of 2007 and future years.  Our near term development efforts are focused on performing clinical trials of our newest product initiative, RenalGuard, which should lead to increased research and development expenditures from that which we incurred in the first quarter of 2007 at least through 2008.

Gain on the Sale of Manufacturing Rights

In March 2006, we received $1,500,000 related to the sale our Optiwave 980 disposable manufacturing rights to Edwards.  In conjunction with this transaction, we wrote off certain production equipment and inventory and recorded a net gain of $1,432,000 in the three months ended March 31, 2006.

Other Income

The largest component of other income consists of interest income earned on our cash, cash equivalents and short-term investments.  Interest income increased $45,000 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to higher investable cash balances as well as higher interest rates earned on our cash, cash equivalents and short-term investments.

Net Income (Loss)

In the three months ended March 31, 2006, we recorded a gain from the sale of our Optiwave 980 disposable manufacturing rights to Edwards.  This non-recurring gain as well as higher sales, gross margin and lower operating expenses resulted in recorded net income of $1,291,000 in the three months ended March 31, 2006 as compared to a net loss of $686,000 in the three months ended March 31, 2007.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users are as follows:

	Three Months Ended March 31,
	2007	% Increase (Decrease) Over 2006	2006
Domestic (by U.S. Distributor)	452	(8)%	491
International	5	(67)	15
Total	457	(10)%	506

In addition to the impact of the transition from Edwards to Novadaq, which we believe impacted kit shipments in the first quarter of 2007, we believe TMR kit shipments in recent years have largely been affected by what we believe is an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent in the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $10,077,000 as of March 31, 2007, an increase of $43,000 from $10,034,000 as of December 31, 2006.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash provided by operating activities in the three months ended March 31, 2007 was $43,000 due to favorable working capital changes as well as non-cash depreciation and amortization and compensation related to stock options, partially offset by our net loss.  We used $3,000 for the purchase of equipment.  Additional cash of $3,000 was provided by the effect of exchange rate changes.

We will be largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to continue to increase the installed base of our second generation Heart Laser System, the HL2, and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products may adversely impact our cash position and require further cost reductions or the need to obtain additional financing.  It is not certain that we, working with Novadaq and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

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

Off-Balance Sheet Arrangements

None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant as international sales represented only 3% of our consolidated sales during the three months ended March 31, 2007 and 8% of our consolidated sales in the year ended December 31, 2006. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to December 2006, Novadaq employed 12 clinical educators who assisted an independent distributor, CarboMedics, to drive sales and product adoption of their SPY Imaging System. In December 2006, Novadaq announced they had terminated their distribution arrangement with CarboMedics and had hired an additional 12 sales representatives to work with their existing clinical educators and to begin the process of establishing a dedicated direct sales organization. Novadaq has continued to hire additional sales and marketing professionals and their direct sales organization, including clinical educators, now numbers 30 people in total.

Novadaq faces all the normal challenges inherent in building and sustaining an effective direct sales and marketing organization, including, but not limited to:

•                  Attracting, training and retaining a sufficient number of qualified individuals with the requisite sales and management experience to effectively market their products throughout the United States;

•                  Developing, implementing and monitoring compliance with a broad array of new sales policies and procedures that ensure sales practices are carried out in a manner consistent with management’s expectations;

•                  Employing effective marketing programs that maximize the revenue potential of their products;

•                  Securing the requisite financial resources to broadly and effectively implement their sales and marketing strategies;

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

Pursuant to the terms of our new TMR distribution agreement with Novadaq, Novadaq is our exclusive distributor for our HL2 TMR laser and TMR kits in the United States.  As a result of this exclusive arrangement, Novadaq has become our principal customer, just as Edwards was our principal customer prior to the assignment of the distribution rights.

Our U.S. distributor accounted for 82% and 88% of total revenues in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.  As a result of this expected concentration of sales with one customer, we bear an increased financial risk of timely sales collection if for any reason Novadaq’s business condition should suffer. In addition, if our relationship with Novadaq does not progress as anticipated, or if Novadaq’s sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent on one principal product line to generate revenues.

We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 78% and 95% of our revenues in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

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

As of March 31, 2007, we had cash and cash equivalents totaling $10,077,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

The Heart Laser Systems have not yet received widespread commercial acceptance.  We believe that concerns over the lack of a consensus view on the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure has limited demand for and use of the Heart Laser Systems. Until there is consensus, if ever, of the medical processes by which TMR procedures relieve angina, we believe some hospitals will delay the implementation of a TMR program.

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

We can provide no assurance that when studied in humans, RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of our planned clinical trials is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients amongst other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites.

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

We currently do not have a direct sales force. Instead, we market our existing TMR products through Novadaq in the United States and through independent distributors outside the U.S.  We do not plan to use Novadaq to market our RenalGuard System if and when it becomes commercially available to customers. We will need to either build an internal direct sales and marketing organization or find distribution partners in order to successfully market our RenalGuard System.

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

Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the European Union and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•                  product design and development;

•                  product testing;

•                  product labeling;

•                  product storage;

•                  premarket clearance and approval;

•                  advertising and promotion; and

•                  product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations, and recordkeeping requirements. The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Depending on its activities, Novadaq may also be subject to certain requirements under the U.S. Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Novadaq.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

Furthermore, we know of no existing Medicare coverage or other third party reimbursement that would be available to either hospitals or physicians that would help defray the additional cost that would result from the future purchase and/or use of our RenalGuard System. We also can provide no assurance that we will ever be able to obtain Medicare coverage or other third party reimbursement for the use of RenalGuard, which could materially and adversely affect the potential future demand for this product.

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

Item 6.            Exhibits

10.1	+	Distribution Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc., Novadaq Technologies Inc. and Novadaq Corp.

10.2		Letter Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: May 15, 2007	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1	+	Distribution Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc., Novadaq Technologies Inc. and Novadaq Corp.

10.2		Letter Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.