Form 10-Q
period 2007-06-30
PLC SYSTEMS INC
filed 2007-08-13
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Large accelerated filer ☐                        Accelerated filer ☐                        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007
Common Stock, no par value	30,324,913

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,645	$6,034
Short-term investments	—	4,000
Accounts receivable, net of allowance of $37 and $51 at June 30, 2007 and December 31, 2006, respectively	1,468	918
Inventories, net	990	1,255
Prepaid expenses and other current assets	463	595
Total current assets	11,566	12,802
Equipment, furniture and leasehold improvements, net	210	166
Other assets	202	208
Total assets	$11,978	$13,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$456
Accrued compensation	656	396
Accrued other	259	317
Deferred revenue	1,884	1,784
Total current liabilities	3,184	2,953
Deferred revenue	2,638	3,094
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,312 and 30,311 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	93,883	93,882
Additional paid in capital	171	101
Accumulated deficit	(87,580)	(86,531)
Accumulated other comprehensive loss	(318)	(323)
Total stockholders’ equity	6,156	7,129
Total liabilities and stockholders’ equity	$11,978	$13,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,520	$1,577	$2,654	$3,057
Service fees	412	366	771	775
Total revenues	1,932	1,943	3,425	3,832

Cost of revenues:
Product sales	562	554	1,148	1,065
Service fees	213	168	421	348
Total cost of revenues	775	722	1,569	1,413
Gross profit	1,157	1,221	1,856	2,419

Operating expenses:
Selling, general and administrative	1,076	804	2,089	1,684
Research and development	556	458	1,047	991
Total operating expenses	1,632	1,262	3,136	2,675
Gain on the sale of manufacturing rights	—	—	—	1,432
Income (loss) from operations	(475)	(41)	(1,280)	1,176

Other income, net	112	113	231	187
Net income (loss)	$(363)	$72	$(1,049)	$1,363

Basic income (loss) per share	$(0.01)	$0.00	$(0.03)	$0.05
Diluted income (loss) per share	$(0.01)	$0.00	$(0.03)	$0.04

Average shares outstanding:
Basic	30,311	30,092	30,311	30,086
Diluted	30,311	30,731	30,311	30,657

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$(1,049)	$1,363

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	44	63
Compensation expense from stock options	70	33
Loss on retirement of equipment	—	77
Change in assets and liabilities:
Accounts receivable	(550)	(516)
Inventory	265	(23)
Prepaid expenses and other assets	132	56
Accounts payable	(71)	95
Deferred revenue	(357)	(148)
Accrued liabilities	202	(152)
Net cash provided by (used for) operating activities	(1,314)	848

Investing activities:
Purchase of investments	—	(4,000)
Maturity of investments	4,000	5,400
Purchase of equipment	(82)	(34)
Net cash provided by investing activities	3,918	1,366

Financing activities:
Net proceeds from exercise of stock options	—	107
Net proceeds from issuance of common stock	1	1
Net cash provided by financing activities	1	108

Effect of exchange rate changes on cash and cash equivalents	6	14
Net increase in cash and cash equivalents	2,611	2,336
Cash and cash equivalents at beginning of period	6,034	2,560
Cash and cash equivalents at end of period	$8,645	$4,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1.             Nature of Business

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina.  In addition, the Company has commenced clinical trials for the Company’s RenalGuard Therapy™ and RenalGuard System™ (collectively “RenalGuard”). RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing cardiovascular imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of the Company’s RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

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

The Company hopes to be able to demonstrate through future clinical trials that RenalGuard is also safe and effective in preventing Contrast-Induced Nephropathy (“CIN”), a form of acute renal failure caused by exposure to contrast media for certain patients undergoing imaging procedures.

On March 20, 2007, the Company entered into a distribution agreement with Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc., pursuant to which the Company appointed Novadaq as its exclusive distributor in the United States for the TMR business.  This agreement amended and restated the exclusive distribution agreement between the Company and Edwards Lifesciences LLC (“Edwards”), which was assigned by Edwards to Novadaq on the same date.  The agreement with Novadaq reflects substantially the same roles, responsibilities and financial terms as the Company’s previous agreement with Edwards.

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

The Company maintained a reserve of $70,000 as of June 30, 2007 for any potential tax matters that could arise in the future.  The reserve did not change during the six months ended June 30, 2007, nor does the Company expect that the amount of unrecognized tax benefits will change significantly during the next 12 months.

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

4.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$710	$791
Work in progress	150	118
Finished goods	130	346
	$990	$1,255

At June 30, 2007 and December 31, 2006, inventories are stated net of a specific obsolescence allowance of $610,000 and $548,000, respectively.

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

Options granted during 2007 and 2006 will vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2006	4,767	$1.05
Granted	618	0.64
Exercised	—	—
Forfeited	(3)	0.67
Expired	(60)	5.15
Outstanding, June 30, 2007	5,322	0.96	6.25
Exercisable, June 30, 2007	4,365	1.02	5.53

The following table summarizes unvested option activity during the six months ended June 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Unvested, December 31, 2006	531	$0.51
Granted	618	0.44
Vested	(189)	0.49
Forfeited	(3)	0.50
Unvested, June 30, 2007	957	0.47

SFAS No. 123R

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified-prospective transition method, which did not require restatement of prior period results. In the three and six months ended June 30, 2007, the Company recorded compensation expense of $37,000 and $70,000, respectively, for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. As of June 30, 2007, the Company had $486,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.35 years.

The weighted average fair value of options issued during the three and six months ended June 30, 2007 was estimated using the Black-Scholes model.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Expected life (years)	5.50-6.0	5.50-6.0
Interest rate	4.62%-5.20%	4.62%-5.20%
Volatility	74.7%-75.2%	74.7%-75.2%
Expected dividend yield	None	None
Value of option granted	$0.43-$0.45	$0.43-$0.45

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 612 shares and 1,235 shares of common stock in the six months ended June 30, 2007 and the year ended December 31, 2006 at average prices of $0.64 and $0.65 per share, respectively.  At June 30, 2007, 320,640 shares were reserved for future issuance under the Purchase Plan.

6.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $181,000 and $371,000 in the three and six months ended June 30, 2007, respectively, as compared to $170,000 and $325,000 in the three and six months ended June 30, 2006, respectively, which is included in revenues in the Consolidated

Statements of Operations.

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

7.             Earnings (Loss) per Share

In the three and six months ended June 30, 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

In the three and six months ended June 30, 2006, basic earnings per share have been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the treasury stock method.  In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.

For the three months ended June 30, 2007 and 2006, 5,321,921 and 1,759,075 shares, respectively, and for the six months ended June 30, 2007 and 2006, 5,321,921 and 1,759,075 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic:
Net income (loss)	$(363)	$72	$(1,049)	$1,363
Weighted average shares outstanding	30,311	30,092	30,311	30,086
Basic earnings (loss) per share	$(0.01)	$0.00	$(0.03)	$0.05
Diluted:
Net income (loss)	$(363)	$72	$(1,049)	$1,363
Weighted average shares outstanding	30,311	30,092	30,311	30,086
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	639	—	571
Weighted average common and common equivalent shares	30,311	30,731	30,311	30,657
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.03)	$0.04

8.             Comprehensive Income (Loss)

Total comprehensive loss for the three and six month periods ended June 30, 2007 amounted to $360,000 and $1,044,000, respectively, as compared to comprehensive income of $80,000 and $1,374,000, respectively, for the three and six month periods ended June 30, 2006.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

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

10.                               Gain on Sale of Manufacturing Rights

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 Cardiac Laser Ablation System (“Optiwave 980”) and related system disposables. In March 2006, the Company and Edwards terminated this agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing rights to Edwards.  In conjunction with the sale, the Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables and recorded a net gain of $1,432,000 in its Consolidated Statement of Operations during the six months ended June 30, 2006.

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

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina.  In addition, we recently began clinical trials for our RenalGuard Therapy and RenalGuard System. RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing cardiovascular imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

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

We hope to be able to demonstrate through future clinical trials that RenalGuard is also safe and effective in preventing Contrast-Induced Nephropathy (“CIN”), a form of acute renal failure caused by exposure to contrast media for certain patients undergoing imaging procedures.

Our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 85% and 84% in the three and six months ended June 30, 2007, respectively, and 88% of our total revenues in the year ended December 31, 2006. We expect a similar level of sales concentration to continue in the near future with Novadaq as our largest customer now that it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 90% and 85% of our revenues in the three and six months ended June 30, 2007, respectively, and 95% in the year ended December 31, 2006, came from the sale and service of TMR lasers and related disposable kits.

Although not a direct measure, we believe a leading indicator of the adoption rate of TMR as a treatment for severe angina is TMR kit shipments to U.S. hospitals. Aggregate TMR kit shipments to U.S. hospitals through Novadaq and Edwards decreased approximately 14% and 20% in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, respectively.  We believe the decline in second quarter TMR kit shipments was primarily the result of the transition in distribution responsibilities from Edwards to Novadaq requiring (1) training of the Novadaq sales force on TMR and the Heart Laser System and (2) reduced marketing activities during the quarter on the part of the Novadaq sales force, as Novadaq was forced to divert attention to solving a critical inventory component supply shortage for its principal product line (the SPY Imaging System). We believe this reduced sales activity in the second quarter negatively impacted potential new sales of TMR kits to hospital customers.

We believe the decline in TMR kit shipments between the respective six month periods is due to (1) lower than normal TMR sales activities conducted by Edwards during the first quarter of 2007, as Edwards focused its sale force on product lines other than TMR in anticipation of assigning its TMR distribution rights and (2) the aforementioned causes for the decline in second quarter TMR kit shipments under Novadaq.

We believe it is likely to take at least through the third quarter of 2007 for Novadaq’s sales force to become fully integrated, trained and proficient in selling our TMR products.  As such, we believe that our third quarter revenues and results of operations in 2007 could be lower than our same results in the corresponding period in 2006.  The success of the transition of distribution responsibilities from Edwards to Novadaq will in large part impact our revenue and operating results during future quarters in 2007 and 2008 and we will be largely dependent on the success of Novadaq’s sales and marketing efforts in the future to increase our installed base of

TMR lasers and increase TMR procedure volumes and revenues.

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

Accounts Receivable

Accounts receivable is stated at the amount we expect to collect from the outstanding balance.  We continuously monitor collections from customers, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable, primarily from Edwards and, more recently, Novadaq. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make.  We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $181,000 and $371,000 in the three and six months ended June 30, 2007, respectively, as compared to $170,000 and $325,000 in the three and six months ended June 30, 2006, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2007 and 2006 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,932	100	1,943	100	3,425	100	3,832	100
Total cost of revenues	775	40	722	37	1,569	46	1,413	37
Gross profit	1,157	60	1,221	63	1,856	54	2,419	63
Selling, general & administrative	1,076	56	804	41	2,089	61	1,684	44
Research & development	556	29	458	24	1,047	31	991	26
Total operating expenses	1,632	84	1,262	65	3,136	92	2,675	70
Gain on sale of manufacturing rights	—	—	—	—	—	—	1,432	37
Income (loss) from operations	(475)	(25)	(41)	(2)	(1,280)	(37)	1,176	31
Other income	112	6	113	6	231	6	187	5
Net income (loss)	(363)	(19)	72	4	(1,049)	(31)	1,363	36

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2007	2006	over 2006		2007	2006	over 2006
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	1,520	1,577	(57)	(4)	2,654	3,057	(403)	(13)
Service fees	412	366	46	13	771	775	(4)	(1)
Total revenues	1,932	1,943	(11)	(1)	3,425	3,832	(407)	(11)
Product cost of sales	562	554	8	1	1,148	1,065	83	8
Service fees cost of sales	213	168	45	27	421	348	73	21
Total cost of revenues	775	722	53	7	1,569	1,413	156	11
Gross profit	1,157	1,221	(64)	(5)	1,856	2,419	(563)	(23)
Selling, general & administrative expenses	1,076	804	272	34	2,089	1,684	405	24
Research & development expenses	556	458	98	21	1,047	991	56	6
Total operating expenses	1,632	1,262	370	29	3,136	2,675	461	17
Gain on sale of manufacturing rights	—	—	—	—	—	1,432	(1,432)	(100)
Income (loss) from operations	(475)	(41)	(434)	(1,059)	(1,280)	1,176	(2,456)	(209)
Other income	112	113	(1)	(1)	231	187	44	24
Net income (loss)	(363)	72	(435)	(604)	(1,049)	1,363	(2,412)	(177)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended June 30, 2007, decreased by $13,000, or 2%, as compared to the three months ended June 30, 2006.  Domestic disposable TMR kit revenues decreased $71,000 resulting from a lower volume of kit shipments to Novadaq than to Edwards in the 2006 period.  This decrease in TMR kit shipments to Novadaq was offset in part by an $11,000 increase in deferred kit revenue amortization.  International disposable TMR kit revenues increased $47,000 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to a higher volume of kit shipments to international customers.

In the six months ended June 30, 2007, disposable TMR kit revenues decreased by $259,000, or 19%, as compared to the six months ended June 30, 2006. Domestic disposable TMR kit revenues decreased $338,000 resulting from a lower volume of kit shipments to Novadaq than to Edwards in the 2006 period.  This decrease in TMR kit shipments to Novadaq was offset in part by a $46,000 increase in deferred kit revenue amortization. International disposable TMR kit revenues increased $33,000 as a result of a higher volume of kit shipments to international customers.

TMR laser revenues, the second largest component of product sales in the three months ended June 30, 2007, decreased by $143,000, or 19%, as compared to the three months ended June 30, 2006.  Domestic TMR laser revenues decreased $87,000, or 12%, as a result of (1) a lower average selling price on new TMR lasers and (2) decreased revenue sharing earned under our TMR distribution agreements.  International TMR laser revenues decreased $56,000 due to one TMR laser sale in three months ended June 30, 2006 but no TMR laser sales in the three months ended June 30, 2007.

In the six months ended June 30, 2007, TMR laser revenues decreased by $499,000, or 33%, as compared to the six months ended June 30, 2006.  International TMR laser revenues decreased $276,000 due to the sale of two lasers to international customers in the six months ended June 30, 2006, whereas there were no international TMR laser sales in the six months ended June 30, 2007.  Domestic TMR laser revenues decreased $223,000, or 18%, primarily as a result of (1) decreased revenue sharing earned under our TMR distribution agreements with Edwards and Novadaq and (2) a lower average selling price on new TMR lasers.

Other product sales increased $99,000, or 113%, and $255,000, or 167%, respectively in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  These increases were driven primarily by (1) new manufacturing contract assembly product revenues, which we recently undertook as a new source of revenue during the fourth quarter of 2006, and (2) increased sales of new and refurbished surgical laser tubes to a single OEM customer. We believe the addition of new contract assembly work will result in increased revenues in this category of product sales during the remaining two fiscal quarters of 2007 as compared to what we realized in this category in the corresponding fiscal quarters in 2006.

Optiwave 980 revenues to Edwards was $0 and $100,000 in the three and six months ended June 30, 2007, respectively, while there were no sales in the three and six months ended June 30, 2006.  In December 2006, Edwards announced the discontinuation of the Optiwave 980, which we manufactured for Edwards under a supply agreement prior to its being discontinued.  We do not expect to generate any revenues from this product line in the future.

Service Fee Revenues

Service fees increased $45,000, or 12%, and decreased $5,000, or 1%, respectively, in the three months and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  Domestic service fees increased $39,000 in the three months ended June 30, 2007 and remained flat in the six months ended June 30, 2007, as compared to the 2006 periods.  International service fees increased $6,000 and decreased $5,000, respectively, in the three and six months ended June 30, 2007, as compared to the 2006 periods.

Gross Profit

Total gross profit was $1,157,000, or 60% of total revenues, in the three months ended June 30, 2007 as compared with gross profit of $1,221,000, or 63% of total revenues, in the three months ended June 30, 2006.  The decrease in gross profit dollars is due to (1) a lower average selling price on new TMR lasers, (2) a decrease in revenue sharing earned under our U.S. TMR distribution agreements with Edwards and Novadaq and (3) lower international TMR laser revenue.  These decreases were offset in part by higher gross margin generated from increased revenues from new and refurbished surgical tubes and contract assembly services.

Total gross profit was $1,856,000, or 54% of total revenues, in the six months ended June 30, 2007 as compared with gross profit of $2,419,000, or 63% of total revenues, in the six months ended June 30, 2006. The decrease in gross profit dollars is due to (1) lower international TMR laser revenue, (2) a decrease in revenue sharing earned under our U.S. TMR distribution agreements with Edwards and Novadaq, (3) a lower average selling price on new TMR lasers and (4) higher period manufacturing expenses.  These decreases were offset in part by higher gross margin generated from increased revenues from new and refurbished surgical tubes and contract assembly services.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenditures increased 34% and 24%, respectively, in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. These increases are related to increased headcount and higher compensation expense, increased overall spending on sales and marketing activities related to RenalGuard, as well as higher corporate and legal expenditures incurred in connection with the transfer of the U.S. TMR distribution agreement and RenalGuard clinical trial contracts.

Research and Development Expenses

Research and development expenditures increased 21% and 6% in the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  These increases are primarily due to increases in clinical trial expenditures for RenalGuard.  These increases were partly offset by decreases in expenditures in connection with new product development and related program costs related to RenalGuard.

We expect to continue to incur significant new research and development expenditures for the remainder of 2007 and future years.  Our near term development efforts are focused on performing clinical trials of our newest product initiative, RenalGuard, which should lead to increased research and development expenditures from what we incurred in the first six months of 2007 at least through 2008.

Gain on the Sale of Manufacturing Rights

In March 2006, we received $1,500,000 related to the sale our Optiwave 980 disposable manufacturing rights to Edwards.  In conjunction with this transaction, we wrote off certain production equipment and inventory and recorded a net gain of $1,432,000 in the six months ended June 30, 2006.

Other Income

The largest component of other income consists of interest income earned on our cash, cash equivalents and short-term investments.  Interest income decreased $1,000 and increased $44,000, respectively, in the three and the six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006.  There were higher investable cash balances in the six months ended June 30, 2006.

Net Income (Loss)

In the three months ended June 30, 2007, we recorded a net loss of $363,000 as compared to net income of $72,000 in the three months ended June 30, 2006.  This decrease is primarily a result of higher operating expenses and lower sales and gross margin in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

In the six months ended June 30, 2006, we recorded a gain from the sale of our Optiwave 980 disposable manufacturing rights to Edwards.  This non-recurring gain as well as higher sales, gross margin and lower operating expenses resulted in recorded net income of $1,363,000 in the six months ended June 30, 2006 as compared to a net loss of $1,049,000 in the six months ended June 30, 2007.

Kit Shipments

We view disposable kit shipments to end users as an important metric in evaluating our business.  We believe that kit shipments (particularly kit shipments to U.S. hospitals), although not a direct measure, are a reasonable indicator for the adoption of TMR as a therapy in the marketplace.  Disposable kit shipments to end users are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Increase (Decrease) Over 2006	2007	2006	% Increase (Decrease) Over 2006

Domestic (by U.S. Distributor)	429	537	(20)	881	1,028	(14)
International	25	10	150	30	25	20
Total	454	547	(17)	911	1,053	(13)

In addition to the impact of the transition from Edwards to Novadaq, which we believe impacted kit shipments in the first half of 2007, we believe TMR kit shipments in recent years have largely been affected by what we believe is an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation in the number of interventional cardiac procedures being performed, particularly with the recent advent in the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $8,645,000 as of June 30, 2007, a decrease of $1,389,000 from $10,034,000 as of December 31, 2006.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in the six months ended June 30, 2007 was $1,314,000 due to our net loss and unfavorable working capital changes, partially offset by non-cash depreciation and amortization and compensation related to stock options.  We used $82,000 for the purchase of equipment.  Additional cash of $1,000 from proceeds from our employee stock purchase plan and $6,000 was provided by the effect of exchange rate changes.

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

Off-Balance Sheet Arrangements

None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented only 6% and 5% of our consolidated sales during the three and six months ended June 30, 2007, respectively, and 8% of our consolidated sales in the year ended December 31, 2006. We do not hedge any balance sheet exposures or intercompany balances against future movements in foreign exchange rates.

Our interest income and expense are sensitive to changes in the general level of U.S. and foreign interest rates. In this regard, changes in U.S. and foreign interest rates affect the interest earned on our cash and cash equivalents.  We do not believe that a 10% change to the applicable interest rates would have a material impact on our future results of operations or cash flows.

Item 4.        Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to December 2006, Novadaq employed 12 clinical educators who assisted an independent distributor, CarboMedics, to drive sales and product adoption of its SPY Imaging System. In December 2006, Novadaq announced it had terminated its distribution arrangement with CarboMedics and had hired additional sales representatives to work with its existing clinical educators and to begin the process of establishing and building a dedicated direct sales organization.  Novadaq’s direct sales force will also be responsible for selling our TMR products in the U.S.

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

Our U.S. distributor accounted for 85% and 84% of total revenues in the three and six months ended June 30, 2007, respectively, and 88% in the year ended December 31, 2006.  As a result of this expected concentration of sales with our U.S. distributor, we bear an increased financial risk of timely sales collection if for any reason Novadaq’s business condition should suffer. In addition, if our relationship with Novadaq does not progress as anticipated, or if Novadaq’s sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent on one principal product line to generate revenues.

We currently sell one principal product line, the CO2 Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 90% and 85% of our revenues in the three and six months ended June 30, 2007, respectively, and 95% in the year ended December 31, 2006, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

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

As of June 30, 2007, we had cash and cash equivalents totaling $8,645,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

Our primary TMR competitor, CardioGenesis, has attempted in the past and may attempt in the future to obtain FDA approval to market its “percutaneous” method of performing myocardial revascularization, previously known as PMR, and recently rebranded as PMC (percutaneous myocardial channeling), which would provide a less invasive method of creating channels in the heart.  If PMC can be shown to be safe and effective and is approved by the FDA, it would eliminate the need in certain patients to make an incision in the chest, reducing costs and speeding recovery.  It is unclear what impact, if any, approval of a PMC device would have on the future adoption rate for TMR procedures. If PMC is approved, it could erode the potential TMR market, which would have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to product liability claims.  Such claims may absorb significant management time and could degrade our reputation and the marketability of our products.  If product liability claims are made with respect to our products, we may need to recall the implicated product, which could have a material adverse effect on our business, financial condition and results of operations. In addition, although we maintain product liability insurance, we cannot be sure that our insurance will be adequate to cover potential product liability lawsuits. Our insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeds our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with international operations.

A portion of our product sales is generated from operations outside of the U.S.  Establishing, maintaining and expanding international sales can be expensive.  Managing and overseeing foreign operations are difficult and products may not receive market acceptance.  Risks of doing business outside the U.S. include, but are not limited to, the following:

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

Item 4.            Submission of Matters to a Vote of Security Holders

On June 13, 2007, the Company held its 2007 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Mark R. Tauscher and Robert I. Rudko, Ph.D. were elected as Class I directors and will hold office until the annual meeting of shareholders in 2010 or until their successors are duly elected and qualified.  Mr. Tauscher received 27,568,944 shares of common stock voting in favor of his election and no shares of common stock were withheld.  Dr. Rudko received 27,635,744 shares of common stock voting in favor of his election and no shares of common stock were withheld.  The remaining terms of Edward H. Pendergast, Kevin J. Dunn, Brent Norton, M.D., Benjamin L. Holmes and Alan H. Magazine continued after the Shareholders Meeting.

2.                                       The selection of Vitale, Caturano & Company, Ltd. as the Company’s independent registered public accounting firm for the year ending December 31, 2007 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 27,760,695 shares of common stock were voted for the approval, 235,466 shares of common stock were voted against the approval and 73,894 shares of common stock abstained from the vote.

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

PLC SYSTEMS INC.

Date: August 13, 2007	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.