Form 10-Q
period 2007-09-30
PLC SYSTEMS INC
filed 2007-11-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Large accelerated filer ☐                      Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common Stock, no par value	30,324,913

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,712	$6,034
Short-term investments	—	4,000
Accounts receivable, net of allowance of $26 and $51 at September 30, 2007 and December 31, 2006, respectively	1,218	918
Inventories, net	855	1,255
Prepaid expenses and other current assets	718	595
Total current assets	11,503	12,802
Equipment, furniture and leasehold improvements, net	253	166
Other assets	199	208
Total assets	$11,955	$13,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$456
Accrued compensation	782	396
Accrued other	274	317
Deferred revenue	2,290	1,784
Total current liabilities	3,817	2,953
Deferred revenue	2,419	3,094
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,325 and 30,311 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	93,889	93,882
Additional paid in capital	220	101
Accumulated deficit	(88,079)	(86,531)
Accumulated other comprehensive loss	(311)	(323)
Total stockholders’ equity	5,719	7,129
Total liabilities and stockholders’ equity	$11,955	$13,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$975	$1,205	$3,629	$4,262
Service fees	356	362	1,127	1,137
Total revenues	1,331	1,567	4,756	5,399
Cost of revenues:
Product sales	258	422	1,406	1,487
Service fees	210	168	631	516
Total cost of revenues	468	590	2,037	2,003
Gross profit	863	977	2,719	3,396
Operating expenses:
Selling, general and administrative	830	786	2,919	2,470
Research and development	637	394	1,684	1,385
Total operating expenses	1,467	1,180	4,603	3,855
Gain on the sale of manufacturing rights	—	—	—	1,432
Income (loss) from operations	(604)	(203)	(1,884)	973
Other income, net	105	123	336	310
Net income (loss)	$(499)	$(80)	$(1,548)	$1,283
Basic income (loss) per share	$(0.02)	$(0.00)	$(0.05)	$0.04
Diluted income (loss) per share	$(0.02)	$(0.00)	$(0.05)	$0.04
Average shares outstanding:
Basic	30,323	30,237	30,315	30,080
Diluted	30,323	30,237	30,315	30,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(1,548)	$1,283

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	75	87
Compensation expense from stock options	119	68
Loss on retirement of equipment	—	77
Change in assets and liabilities:
Accounts receivable	(300)	(248)
Inventory	400	(201)
Prepaid expenses and other assets	(123)	84
Accounts payable	15	51
Deferred revenue	(172)	(410)
Accrued liabilities	343	(61)
Net cash provided by (used for) operating activities	(1,191)	730

Investing activities:
Purchase of investments	—	(4,000)
Maturity of investments	4,000	5,400
Purchase of equipment	(153)	(69)
Net cash provided by investing activities	3,847	1,331

Financing activities:
Net proceeds from exercise of stock options	6	107
Net proceeds from issuance of common stock	1	1
Net cash provided by financing activities	7	108

Effect of exchange rate changes on cash and cash equivalents	15	15
Net increase in cash and cash equivalents	2,678	2,184
Cash and cash equivalents at beginning of period	6,034	2,560
Cash and cash equivalents at end of period	$8,712	$4,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended

September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company maintained a reserve of $70,000 as of September 30, 2007 for any potential tax matters that could arise in the future.  The reserve did not change during the nine months ended September 30, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2003 through 2006 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment. The examination periods for the Company’s foreign jurisdictions range from 1997 through 2006.

4.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2007 and December 31, 2006, inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$610	$791
Work in progress	98	118
Finished goods	147	346
	$855	$1,255

At September 30, 2007 and December 31, 2006, inventories are stated net of a specific obsolescence allowance of $507,000 and $548,000, respectively.

5.                                      Stock-Based Compensation

Stock Option and Stock Purchase Plans

In May 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (collectively, the “Previous Plans”), under which no further awards can be granted.

The number of stock options that may be granted under the 2005 Plan is equal to 2,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  The per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.

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

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2006	4,767	$1.05
Granted	618	0.64
Exercised	(13)	0.47
Forfeited	(7)	0.75
Expired	(67)	4.74
Outstanding, September 30, 2007	5,298	0.96	6.00
Exercisable, September 30, 2007	4,379	1.02	5.31

The following table summarizes unvested option activity during the nine months ended September 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)
Unvested, December 31, 2006	531	$0.51
Granted	618	0.44
Vested	(227)	0.50
Forfeited	(3)	0.50
Unvested, September 30, 2007	919	0.47

SFAS No. 123R

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified-prospective transition method, which did not require restatement of prior period results. In the three and nine months ended September 30, 2007, the Company recorded compensation expense of $49,000 and $119,000, respectively, for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  As of September 30, 2007, the Company had $437,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.09 years.

The weighted average fair value of options issued during the nine months ended September 30, 2007 was estimated using the Black-Scholes model.

Nine Months Ended September 30, 2007
Expected life (years)	5.50-6.00
Interest rate	4.62%-5.20%
Volatility	74.7%-77.4%
Expected dividend yield	None
Value of option granted	$0.43-$0.45

There were no options granted in the three months ended September 30, 2007.

The expected life is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. Under the Purchase Plan, employees of the Company purchased 612 shares and 1,235 shares of common stock in the nine months ended September 30, 2007 and the year ended December 31, 2006 at average prices of $0.64 and $0.65 per share, respectively. At September 30, 2007, 320,640 shares were reserved for future issuance under the Purchase Plan.

6.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $132,000 and $503,000 in the three and nine months ended September 30, 2007, respectively, as compared to $158,000 and $483,000 in the three and nine months ended September 30, 2006, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

7.                                      Earnings (Loss) per Share

In the three and nine months ended September 30, 2007 and the three months ended September 30, 2006, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

In the nine months ended September 30, 2006, basic earnings per share has been computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed using the weighted average number of common shares outstanding during the period plus the effect of outstanding stock options using the treasury stock method.  In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period.

For the three months ended September 30, 2007 and 2006, 5,298,000 and 5,036,000 shares, respectively, and for the nine months ended September 30, 2007 and 2006, 5,298,000 and 5,036,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic:
Net income (loss)	$(499)	$(80)	$(1,548)	$1,283

Weighted average shares outstanding	30,323	30,237	30,315	30,080
Basic earnings (loss) per share	$(0.02)	$(0.00)	$(0.05)	$0.04

Diluted:
Net income (loss)	$(499)	$(80)	$(1,548)	$1,283

Weighted average shares outstanding	30,323	30,237	30,315	30,080
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	—	—	438
Weighted average common and common equivalent shares	30,323	30,237	30,315	30,518

Diluted earnings (loss) per share	$(0.02)	$(0.00)	$(0.05)	$0.04

8.                                      Comprehensive Income (Loss)

Total comprehensive loss for the three and nine month periods ended September 30, 2007 amounted to $492,000 and $1,536,000, respectively, as compared to comprehensive loss of $78,000 in the three months ended September 30, 2006 and comprehensive income of $1,296,000 in the nine months ended September 30, 2006.  Comprehensive income (loss) is comprised of net income (loss) plus the increase/decrease in currency translation adjustment.

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

10.          Gain on Sale of Manufacturing Rights

In February 2004, the Company signed an agreement with Edwards to assume development and manufacturing of the Optiwave 980 Cardiac Laser Ablation System (“Optiwave 980”) and related system disposables. In March 2006, the Company and Edwards terminated this agreement. The Company received $1,500,000 in consideration for selling its Optiwave 980 system related disposable manufacturing rights to Edwards.  In conjunction with the sale, the Company wrote off certain inventory and capital assets acquired to manufacture the Optiwave 980 disposables and recorded a net gain of $1,432,000 in its Consolidated Statement of Operations during the nine months ended September 30, 2006.

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

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina.  In addition, in early 2007, we began treating patients in our pilot clinical safety trial for our RenalGuard Therapy and RenalGuard System. RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing cardiovascular imaging procedures where contrast agents are used.  The real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard

System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

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

Our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 88% and 85% of our total revenues in the three and nine months ended September 30, 2007, respectively, and 88% of our total revenues in the year ended December 31, 2006. We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer now that it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 89% and 86% of our revenues in the three and nine months ended September 30, 2007, respectively, and 95% in the year ended December 31, 2006, came from the sale and service of TMR lasers and related disposable kits.

Aggregate TMR kit shipments to U.S. hospitals through Novadaq and Edwards decreased approximately 38% and 22% in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, respectively. We believe the decline in third quarter TMR kit shipments was primarily the result of (1) disruptions in the effectiveness of the sales channel resulting from a new organizational sales force structure that Novadaq implemented in the third quarter and (2) reduced marketing activities during the quarter on the part of the Novadaq sales force, as Novadaq was forced to divert attention to solving and explaining to customers a critical inventory component supply shortage for its principal product line (the SPY® Imaging System). We believe this reduced sales activity in the third quarter negatively impacted potential new sales of TMR kits to U.S. hospital customers.

We believe the decline in TMR kit shipments between the respective nine month periods is due to (1) lower than normal TMR sales activities conducted by Edwards during the first quarter of 2007, as Edwards focused its sales force on product lines other than TMR in anticipation of assigning its TMR distribution rights, (2) sales channel transition issues in the second quarter, which included the need to train the Novadaq sales force on TMR and the Heart Laser System, and (3) the aforementioned causes for the decline in third quarter TMR kit shipments under Novadaq.

We believe it is likely to take at least several quarters for Novadaq’s sales force to regain both the volume of TMR kit shipments to customers and the level of TMR revenues that the Edwards sales channel was able to generate in 2006. As such, we believe that our fourth quarter revenues and results of operations for 2007 will likely be lower than those in the corresponding period in 2006. The transition of distribution responsibilities from Edwards to Novadaq also is expected to affect our revenue and operating results during future quarters in

2008 and we will be largely dependent on the success of Novadaq’s sales and marketing efforts in the future to increase our installed base of TMR lasers and increase TMR procedure volumes and revenues in the U.S.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by our exclusive U.S. distributor in a rolling twelve month sales forecast, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and our distributors’) and (6) short term and long term projected cash flows of the business.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $132,000 and $503,000 in the three and nine months ended September 30, 2007, respectively, as compared to $158,000 and $483,000 in the three and nine months ended September 30, 2006, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and nine months ended September 30, 2007 and 2006 and the related percent of revenues were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,331	100	1,567	100	4,756	100	5,399	100
Total cost of revenues	468	35	590	38	2,037	43	2,003	37
Gross profit	863	65	977	62	2,719	57	3,396	63
Selling, general & administrative	830	62	786	50	2,919	62	2,470	46
Research & development	637	48	394	25	1,684	35	1,385	26
Total operating expenses	1,467	110	1,180	75	4,603	97	3,855	71
Gain on sale of manufacturing rights	—	—	—	—	—	—	1,432	27
Income (loss) from operations	(604)	(45)	(203)	(13)	(1,884)	(40)	973	18
Other income	105	8	123	8	336	7	310	6
Net income (loss)	(499)	(37)	(80)	(5)	(1,548)	(33)	1,283	24

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2007	2006	over 2006		2007	2006	over 2006
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	975	1,205	(230)	(19)	3,629	4,262	(633)	(15)
Service fees	356	362	(6)	(2)	1,127	1,137	(10)	(1)
Total revenues	1,331	1,567	(236)	(15)	4,756	5,399	(643)	(12)
Product cost of sales	258	422	(164)	(39)	1,406	1,487	(81)	(5)
Service fees cost of sales	210	168	42	25	631	516	115	22
Total cost of revenues	468	590	(122)	(21)	2,037	2,003	34	2
Gross profit	863	977	(114)	(12)	2,719	3,396	(677)	(20)
Selling, general & administrative expenses	830	786	44	6	2,919	2,470	449	18
Research & development expenses	637	394	243	62	1,684	1,385	299	22
Total operating expenses	1,467	1,180	287	24	4,603	3,855	748	19
Gain on sale of manufacturing rights	—	—	—	—	—	1,432	(1,432)	(100)
Income (loss) from operations	(604)	(203)	(401)	(198)	(1,884)	973	(2,857)	(294)
Other income	105	123	(18)	(15)	336	310	26	8
Net income (loss)	(499)	(80)	(419)	524	(1,548)	1,283	(2,831)	(221)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended September 30, 2007, decreased by $119,000, or 16%, as compared to the three months ended September 30, 2006. Domestic disposable TMR kit revenues decreased $87,000 resulting from a lower volume of kit shipments to Novadaq than to Edwards in the 2006 period as well as decreased deferred kit revenue amortization. International disposable TMR kit revenues decreased $32,000 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to a lower volume of kit shipments to international customers.

In the nine months ended September 30, 2007, disposable TMR kit revenues decreased by $378,000, or 18%, as compared to the nine months ended September 30, 2006. Domestic disposable TMR kit revenues decreased $399,000 resulting from a lower volume of kit shipments to Novadaq than to Edwards in the 2006 period. This decrease in TMR kit shipments to Novadaq was offset in part by a $20,000 increase in deferred kit revenue amortization. International disposable TMR kit revenues increased $1,000.

TMR laser revenues, the second largest component of product sales in the three months ended September 30, 2007, decreased by $179,000, or 24%, as compared to the three months ended September 30, 2006. This decrease resulted from (1) decreased revenue sharing earned under our TMR distribution agreements and (2) a lower average selling price on new domestic

TMR lasers.

In the nine months ended September 30, 2007, TMR laser revenues decreased by $678,000, or 35%, as compared to the nine months ended September 30, 2006.  International TMR laser revenues decreased $276,000 due to the sale of two lasers to international customers in the nine months ended September 30, 2006, whereas there were no international TMR laser sales in the nine months ended September 30, 2007.  Domestic TMR laser revenues decreased $402,000, or 24%, primarily as a result of (1) decreased revenue sharing earned under our TMR distribution agreements with Edwards and Novadaq and (2) a lower average selling price on new TMR lasers.

Other product sales increased $88,000, or 100%, and $343,000, or 162%, respectively, in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.  These increases were driven primarily by (1) new manufacturing contract assembly product revenues, which we commenced as a new source of revenue during the fourth quarter of 2006, and (2) increased sales of new and refurbished surgical laser tubes to a single OEM customer. We believe the addition of new contract assembly work will result in increased revenues in this category of product sales during the remaining quarter of 2007 as compared to what we realized in this category in the corresponding quarter in 2006.

                Optiwave 980 revenues to Edwards were $0 and $100,000 in the three and nine months ended September 30, 2007, respectively, while they were $20,000 in the three and nine months ended September 30, 2006.  In December 2006, Edwards announced the discontinuation of the Optiwave 980, which we manufactured for Edwards under a supply agreement prior to its being discontinued.  We do not expect to generate any revenues from this product line in the future.

Service Fee Revenues

Service fees decreased $6,000, or 2%, and $10,000, or 1%, respectively, in the three months and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.  The decreases are primarily related to decreases in international service billings.

Gross Profit

Total gross profit was $863,000, or 65% of total revenues, in the three months ended September 30, 2007 as compared with gross profit of $977,000, or 62% of total revenues, in the three months ended September 30, 2006.  The improved gross profit percentage is primarily a result of both lower inventory obsolescence and period manufacturing expenses in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  The decrease in gross profit dollars is due to (1) lower disposable TMR revenues, (2) a decrease in revenue sharing earned under our U.S. TMR distribution agreements with Edwards and Novadaq and (3) a lower average selling price on new TMR lasers.  These decreases were offset in part by higher gross profit dollars generated from (1) increased revenues from new and refurbished surgical tubes and contract assembly services, (2) a decrease in inventory obsolescence expense and (3) lower period manufacturing expenses.

Total gross profit was $2,719,000, or 57% of total revenues, in the nine months ended September 30, 2007 as compared with gross profit of $3,396,000, or 63% of total revenues, in the nine months ended September 30, 2006.  The decrease in gross profit dollars is due to (1) lower disposable TMR revenues, (2) a decrease in revenue sharing earned under our U.S. TMR distribution agreements with Edwards and Novadaq, (3) lower international TMR laser revenue, and (4) a lower average selling price on new domestic TMR lasers.  These decreases were offset in part by higher gross margin generated from (1) increased revenues from new and refurbished surgical tubes and contract assembly services, (2) a decrease in inventory obsolescence expense and (3) lower period manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 6% and 18%, respectively, in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.  These increases are related to increased headcount and higher compensation expense, increased overall spending on sales and marketing activities related to RenalGuard, as well as higher corporate and legal expenditures incurred in connection with (1) the transfer of the U.S. TMR distribution agreement and (2) RenalGuard clinical trial contracts.

Research and Development Expenses

Research and development expenditures increased 62% and 22% in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006.  These increases are primarily due to increases in clinical trial expenditures for RenalGuard.  These increases were partly offset by decreases in expenditures in connection with new product development costs related to RenalGuard.

We expect to continue to incur significant new research and development expenditures for the remainder of 2007 and future years.  Our near term development efforts are focused on performing clinical trials of our newest product initiative, RenalGuard, which should lead to increased research and development expenditures from what we incurred in the first nine months of 2007 at least through 2009.

Gain on the Sale of Manufacturing Rights

In March 2006, we received $1,500,000 related to the sale our Optiwave 980 disposable manufacturing rights to Edwards.  In conjunction with this transaction, we wrote off certain production equipment and inventory and recorded a net gain of $1,432,000 in the nine months ended September 30, 2006.

Other Income

The largest component of other income consists of interest income earned on our cash, cash equivalents and short-term investments.

Interest income decreased $18,000 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  The decrease is primarily a result of lower investable cash balances in the three months ended September 30, 2007.

Interest income increased $26,000 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  The increase is primarily a result of a higher average interest rate earned on investable cash balance during the nine months September 30, 2007.

Net Income (Loss)

In the three months ended September 30, 2007, we recorded a net loss of $499,000 as compared to a net loss of $80,000 in the three months ended September 30, 2006.  This increased net loss is primarily a result of higher operating expenses and lower sales and gross margin in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

In the nine months ended September 30, 2006, we recorded a gain from the sale of our Optiwave 980 disposable manufacturing rights to Edwards.  This non-recurring gain as well as higher sales, gross margin and lower operating expenses resulted in recorded net income of $1,283,000 in the nine months ended September 30, 2006 as compared to a net loss of $1,548,000 in the nine months ended September 30, 2007.

Kit Shipments

Although we have generally viewed disposable kit shipments to end users as an important metric in evaluating our business, we believe that specific short-term factors not indicative of long-term trends negatively affected shipments of disposable kits in 2007 as previously indicated above.  Disposable kit shipments to end users were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Increase (Decrease) Over 2006	2007	2006	% Increase (Decrease) Over 2006

Domestic (by U.S. Distributor)	313	502	(38)	1,194	1,530	(22)
International	2	13	(85)	32	38	(16)
Total	315	515	(39)	1,226	1,568	(22)

In addition to the impact of factors previously discussed that we believe affected kit shipments in the first nine months of 2007, it is our belief that TMR kit shipments in recent years have largely been affected by what we believe is an ongoing downward trend in the number of bypass surgeries being performed. We believe the proliferation of interventional cardiac procedures being performed, particularly with the use of drug eluting stents, is causing a delay in the number of patients being referred to cardiac surgeons for surgical treatment of their cardiovascular disease. Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with bypass surgery, we believe the growth in the number of TMR procedures may be being adversely impacted by this reduction in the number of bypass surgeries being performed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $8,712,000 as of September 30, 2007, a decrease of $1,322,000 from $10,034,000 as of December 31, 2006.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in the nine months ended September 30, 2007 was $1,191,000 due to our net loss, partially offset by favorable working capital changes, non-cash depreciation and amortization and compensation related to stock options.  We used $153,000 for the purchase of equipment.  Additional cash of $7,000 resulted from the exercise of stock options and proceeds from our employee stock purchase plan and $15,000 was provided by the effect of exchange rate changes.

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

We believe we will incur losses at least through 2009 as we increase our research and development spending in order to conduct the clinical trials that are necessary to obtain the regulatory approval to market RenalGuard.  We cannot be certain that future sales, if any, of RenalGuard will justify the investments we plan to make. If we are unsuccessful in implementing our business strategy to introduce RenalGuard, or if the introduction of RenalGuard takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected and we may need to obtain additional financing.

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

Off-Balance Sheet Arrangements

                None.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

                A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented only 1% and 4% of our consolidated sales during the three and nine months ended September 30, 2007, respectively, and 8% of our consolidated sales in the year ended December 31, 2006. We do not hedge any balance sheet exposures or intercompany balances against future movements in foreign exchange rates.

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

Item 4.       Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                We expect to incur net losses in future quarters, at least through 2009, as we increase our research and development on clinical studies of RenalGuard. We cannot provide any assurance that we will be successful with our business strategy, that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

We are dependent on our new distributor of TMR products in the U.S. to attempt to increase our TMR revenues.

Novadaq’s sales organization is responsible for selling a number of different products, including our TMR products.  We will be largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to increase the installed base of HL2 lasers and TMR procedural volumes and revenues.  If our relationship with Novadaq does not progress as anticipated, or if Novadaq’s sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

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

                Our U.S. distributor accounted for 88% and 85% of total revenues in the three and nine months ended September 30, 2007, respectively, and 88% in the year ended December 31, 2006.  As a result of this expected concentration of sales with our U.S. distributor, we bear an increased financial risk of timely sales collection if, for any reason, Novadaq’s business condition should suffer.

                Our company is currently dependent on one principal product line to generate revenues.

                We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 89% and 86% of our revenues in the three and nine months ended September 30, 2007, respectively, and 95% in the year ended December 31, 2006, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems.

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

                As of September 30, 2007, we had cash and cash equivalents totaling $8,712,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we may need to raise additional funds in the future.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

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

                We have only completed the first generation product design for our RenalGuard System and we are testing the device in a clinical hospital setting as part of our pilot human clinical study. We may need to make substantial modifications to the design, features or functions of our device in order for it to obtain FDA approval or meet customer expectations. These changes may not be able to be completed in a timely fashion, if at all. Should any such modifications prove to be significantly more costly or time consuming to engineer than we estimate, our ability to bring this product to market may be severely and negatively impacted.

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

                Our business strategy to grow our revenues and profitability is largely dependent on our success in timely completion of our planned future clinical trials of RenalGuard. We hope to be able to demonstrate through clinical trials that RenalGuard is safe and effective in preventing CIN, a form of acute renal failure caused by exposure to contrast media for patients undergoing imaging procedures.

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

                Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our fiscal year ending December 31, 2007, our management will be required to provide a report on the effectiveness of our internal control over financial reporting.  We are working to perform this evaluation in order to comply with these requirements.  Compliance with these requirements is expected to be expensive and time-consuming.  If we fail to timely complete this evaluation, we could be subject to regulatory action and public confidence in us could be adversely affected and our stock price could decline.  In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

PLC SYSTEMS INC.

Date: November 14, 2007	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.