Form 10-Q
period 2008-03-31
PLC SYSTEMS INC
filed 2008-05-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, no par value	30,329,480

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,840	$8,060
Accounts receivable, net of allowance of $23 at both March 31, 2008 and December 31, 2007	696	998
Inventories, net	1,433	852
Prepaid expenses and other current assets	859	823
Total current assets	9,828	10,733
Equipment, furniture and leasehold improvements, net	273	269
Other assets	196	198
Total assets	$10,297	$11,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681	$623
Accrued compensation	690	766
Accrued other	306	326
Deferred revenue	2,185	2,096
Total current liabilities	3,862	3,811
Deferred revenue	2,194	2,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,329 shares issued and outstanding as of both March 31, 2008 and December 31, 2007	93,891	93,891
Additional paid in capital	319	270
Accumulated deficit	(89,660)	(88,898)
Accumulated other comprehensive loss	(309)	(313)
Total stockholders’ equity	4,241	4,950
Total liabilities and stockholders’ equity	$10,297	$11,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$806	$1,134
Service fees	362	359
Total revenues	1,168	1,493
Cost of revenues:
Product sales	220	586
Service fees	185	208
Total cost of revenues	405	794
Gross profit	763	699
Operating expenses:
Selling, general and administrative	970	1,013
Research and development	608	491
Total operating expenses	1,578	1,504
Loss from operations	(815)	(805)
Other income, net	53	119
Net loss	$(762)	$(686)
Basic and diluted loss per share	$(0.03)	$(0.02)
Average shares outstanding:
Basic and diluted	30,329	30,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(762)	$(686)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	25	21
Compensation expense from stock options	49	33
Change in assets and liabilities:
Accounts receivable	302	430
Inventory	(581)	178
Prepaid expenses and other assets	(37)	89
Accounts payable	58	20
Deferred revenue	(159)	(202)
Accrued liabilities	(100)	160
Net cash provided by (used for) operating activities	(1,205)	43
Investing activities:
Maturity of investments	—	4,000
Purchase of equipment	(27)	(3)
Net cash provided by (used for) investing activities	(27)	3,997
Effect of exchange rate changes on cash and cash equivalents	12	3
Net increase (decrease) in cash and cash equivalents	(1,220)	4,043
Cash and cash equivalents at beginning of period	8,060	6,034
Cash and cash equivalents at end of period	$6,840	$10,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

1.             Business

                PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina.  In addition, the Company has commenced clinical trials for its RenalGuard Therapy and RenalGuard System (collectively “RenalGuard”), which is the primary growth initiative for its business. RenalGuard is designed to reduce the toxic effects that contrast media can have on the kidneys, which can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury.  The Company also manufactures CO2 surgical laser tubes and provides contract assembly services on general purpose CO2 lasers, which it sells to a single customer on an original equipment manufacturer (“OEM”) basis.

                RenalGuard Therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing imaging procedures where contrast agents are used.  The automated real-time measurement and matched fluid replacement design of the Company’s RenalGuard System is intended to optimally administer RenalGuard Therapy and ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets used for infusion and urine collection. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

                In December 2006, the Company received full Food and Drug Administration (“FDA”) approval to conduct its first human clinical trial utilizing its RenalGuard System and Therapy under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of the RenalGuard System and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, the Company submitted an IDE supplement to the FDA seeking approval to move from its pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted the Company conditional approval to begin this pivotal study.

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

2.             Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.             New Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB announced it will issue a FASB Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements are developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  On January 1, 2008, the Company adopted SFAS 159, which did not have a material effect on its results of operations or financial condition.

                In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on the Company’s results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.

                In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2008, the Company did not have any minority interests.

4.             Inventories

                Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2008 and
December 31, 2007, inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$1,057	$560
Work in progress	111	151
Finished goods	265	141
	$1,433	$852

                At March 31, 2008 and December 31, 2007, inventories are stated net of a specific obsolescence allowance of $536,000 and $524,000, respectively.

5.             Stock-Based Compensation

                Stock Option Plans

                In May 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan has replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (collectively, the “Previous Plans”), under which no further awards can be granted.

                The number of stock options that may be granted under the 2005 Plan is equal to 2,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified stock options may be issued to non-employee directors, consultants, and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  The per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.  The 2005 Plan provides that the Company may not grant non-qualified stock options at an exercise price less than 85% of the fair market value of the Company’s common stock.

                The Company grants stock options to its non-employee directors. Generally, new non-employee directors receive an initial grant of an option to purchase 30,000 shares of the Company’s common stock that vests in installments over three years.  Once the initial grant has fully vested, non-employee directors (other than the Chairman of the Board) receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 30,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

                Options granted during 2007 vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors.  There were no options granted during the three months ended March 31, 2008.

                The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2007	5,298	$0.96
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2008	5,298	$0.96	5.50
Exercisable, March 31, 2008	4,449	$1.02	4.87

                The following table summarizes unvested option activity during the three months ended
March 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average data)

Unvested, December 31, 2007	895	$0.47
Granted	—	—
Vested	(46)	0.44
Forfeited	—	—
Unvested, March 31, 2008	849	$0.47

                SFAS No. 123(R)

                The Company records share-based compensation pursuant to SFAS No. 123 (revised 2004), “Share-based Payment”.  The Company recorded compensation expense of $49,000 and $33,000 in the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had $261,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.6 years.

                There were no options granted in the three months ended March 31, 2008.  The weighted average fair value of options issued during the three months ended March 31, 2007 was estimated using the Black-Scholes model.

Three Months Ended March 31, 2007
Expected life (years)	6.00
Interest rate	4.68%
Volatility	77.4%
Expected dividend yield	None
Value of option granted	$0.43

                The expected life was calculated in 2007 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  The weighted average fair value of options granted during the three months ended March 31, 2007 was $0.43.

                Stock Purchase Plan

                The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 5,179 shares of common stock in 2007 at an average price of $0.47 per share.  There was no purchase activity in the three months ended March 31, 2008.  At March 31, 2008, 316,073 shares were reserved for future issuance under the Purchase Plan.

6.             Revenue Recognition

                The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $180,000 and $190,000 in the three months ended March 31, 2008 and 2007, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

7.             Loss per Share

In the three months ended March 31, 2008 and 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended March 31, 2008 and 2007, 5,298,000 and 4,817,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2008	2007
Basic:
Net loss	$(762)	$(686)
Weighted average shares outstanding	30,329	30,311
Basic loss per share	$(0.03)	$(0.02)
Diluted:
Net loss	$(762)	$(686)
Weighted average shares outstanding	30,329	30,311
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	—
Weighted average common and common equivalent shares	30,329	30,311
Diluted loss per share	$(0.03)	$(0.02)

8.             Comprehensive Loss

                Total comprehensive loss for the three month period ended March 31, 2008 and 2007 amounted to $758,000 and $684,000, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  Accrued warranty costs were $60,000 at both March 31, 2008 and December 31, 2007.  There were no changes to the warranty accrual during the three months ended March 31, 2008 and the year ended
December 31, 2007.

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

In addition, in 2007, we began treating patients in our initial pilot clinical safety trial for our RenalGuard Therapy and RenalGuard System. RenalGuard Therapy is designed to reduce the toxic effects that contrast media can have on the kidneys.  This therapy is based on the theory that creating and maintaining a high urine output is beneficial to patients undergoing cardiovascular imaging procedures where contrast agents are used.  The automated real-time measurement and matched fluid replacement design of our RenalGuard System is intended to ensure that a high urine flow is maintained before, during and after these procedures, thus allowing the body to rapidly eliminate contrast, reducing its toxic effects. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration.

We enrolled a total of 23 patients in our initial pilot safety study. Based upon the positive safety data collected in the study and discussions we had with the FDA, we elected to stop enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin our pivotal study. We have received approval to study RenalGuard on 246 patients at up to 30 U.S. clinical sites. We expect to begin enrolling patients in this study this spring after obtaining necessary institutional review board approval at the clinical sites where the study will be conducted.

Our U.S. distributor for the Heart Laser System (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 86% and 85% of our total revenues in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer now that it holds the exclusive U.S. distribution rights for our TMR products.

                Approximately 90% and 87% of our revenues in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price that new TMR lasers are being sold at in the market as competition for the remaining available customers increases. As such, we expect to continue to see a decline in revenue generated from the sale of HL2 lasers in future quarters and TMR revenues in future quarters will be more dependent on the sale of TMR kits and service revenues.

                Aggregate TMR kit shipments to U.S. hospitals decreased approximately 17% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, and we believe it is likely that our second quarter TMR revenues and results of operations in 2008 will be lower than the corresponding second quarter in 2007 due to an expected decline in both TMR laser and kit shipments.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling twelve month sales forecast, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and Novadaq’s) and (6) short term and long term projected cash flows of the business.

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

                Inventories

                Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing twelve month sales, (2) expected future product line demand, based in part on sales forecast input received from Novadaq, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands.  Historically, we have found our reserves to be adequate.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $180,000 and $190,000 in the three months ended March 31, 2008 and 2007, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Results of Operations

                Results for the three months ended March 31, 2008 and 2007 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2008		2007
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,168	100%	$1,493	100%
Total cost of revenues	405	35	794	53
Gross profit	763	65	699	47
Selling, general & administrative	970	83	1,013	68
Research & development	608	52	491	33
Total operating expenses	1,578	135	1,504	101
Loss from operations	(815)	(70)	(805)	(54)
Other income	53	5	119	8
Net loss	$(762)	(65)%	$(686)	(46)%

	Three Months Ended March 31,		Increase (decrease)
	2008	2007	over 2007
	$	$	$	%
	(dollars in thousands)
Product sales	$806	$1,134	$(328)	(29)%
Service fees	362	359	3	1
Total revenues	1,168	1,493	(325)	(22)
Product cost of sales	220	586	(366)	(62)
Service fees cost of sales	185	208	(23)	(11)
Total cost of revenues	405	794	(389)	(49)
Gross profit	763	699	64	9
Selling, general & administrative expenses	970	1,013	(43)	(4)
Research & development expenses	608	491	117	24
Total operating expenses	1,578	1,504	74	5
Income loss from operations	(815)	(805)	(10)	(1)
Other income	53	119	(66)	(55)
Net loss	$(762)	$(686)	$(76)	(11)%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended March 31, 2008, increased by $159,000, or 40%, as compared to the three months ended March 31, 2007.  Domestic disposable TMR kit revenues increased $136,000 resulting from a higher volume of kit shipments to our U.S. TMR distributor, Novadaq, in the three months ended March 31, 2008 than to Edwards in the three months ended March 31, 2007.  In the three months ended March 31, 2007, there was a lower volume of kit shipments to Edwards, as Edwards had reduced its inventory of TMR kits in anticipation of the assignment of distribution rights to Novadaq in March 2007.  We expect that kit shipments to Novadaq during the remaining three quarters of 2008 will be at a similar level to that shipped in the first quarter of 2008.  International disposable TMR kit revenues increased $23,000 in the first quarter of 2008 due to a higher volume of TMR kit shipments to international customers.

TMR laser revenues decreased $288,000, or 70%, in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This decrease is a result of (1) a decrease in the number of new TMR lasers sold by Novadaq in 2008 compared to Edwards in 2007 and (2) a lower average selling price on the one new TMR laser sold.  We expect to continue to see a decline in revenue generated from the sale of HL2 lasers in future quarters and believe that TMR revenues in future quarters will be more dependent on the sale of TMR kits and service revenues.

Other product sales decreased $199,000, or 62%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This overall decrease is a result of (1) a decrease in manufacturing contract assembly product revenues and (2) decreased revenues from Edwards related to the discontinued Optiwave 980 product line.  These decreases were offset in part by new international RenalGuard revenues.

                Service Fee Revenues

                Service fees increased $3,000, or 1%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase was primarily a result of increased domestic service fee revenues due to increased service billings.

                Gross Profit

                Gross profit was $763,000, or 65% of total revenues, in the three months ended March 31, 2008 as compared with gross profit of $699,000, or 47% of total revenues, in the three months ended March 31, 2007.  The increase in gross profit is due to (1) higher disposable TMR kit revenues, (2) lower period manufacturing expenses and (3) new international revenues from RenalGuard sales.  These increases were offset in part by (1) a decrease in the number of new TMR lasers sold, (2) a lower average selling price on the new TMR laser sold and (3) lower revenue from contract assembly services.

                Selling, General and Administrative Expenses

                Selling, general and administrative expenditures decreased 4% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This decrease was primarily the result of lower legal expenditures incurred.

                Research and Development Expenses

                Research and development expenditures increased 24% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This increase was primarily due to an increase in clinical trial expenditures for RenalGuard.

                We expect to continue to incur significant new research and development expenditures during the remainder of 2008 and 2009 as we progress with our clinical trials of RenalGuard.

                Other Income

                The largest component of other income consists of interest income earned on our cash and cash equivalents. Interest income decreased $66,000 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to lower average investable balances and lower interest rates on those investable balances in the three months ended
March 31, 2008 as compared to the three months ended March 31, 2007.

                Net Loss

                In the three months ended March 31, 2008 and 2007, we recorded a net loss of $762,000 and $686,000, respectively.  In the three months ended March 31, 2008, higher operating expenses and lower interest income, offset in part by higher gross margin, resulted in a higher net loss as compared to the three months ended March 31, 2007.

                Kit Shipments

                We generally view disposable kit shipments to end users as an important metric in evaluating our business, although we believe that specific short-term factors not indicative of long-term trends can sometimes affect shipments of disposable kits in any given quarter.

Disposable kit shipments to end users were as follows:

	Three Months Ended March 31,
	2008	2007	% Increase (Decrease) Over 2007
Domestic (by U.S. Distributor)	375	452	(17)
International	15	5	200
Total	390	457	(15)

                Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with open-heart bypass surgery, we believe any future growth in the number of TMR procedures will be partly dependent on the number of bypass surgeries performed in the future, which we believe have the potential to grow modestly over the next few years.

Liquidity and Capital Resources

                Cash and cash equivalents totaled $6,840,000 as of March 31, 2008, a decrease of $1,220,000 from $8,060,000 as of December 31, 2007.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

                Cash used for operating activities in the three months ended March 31, 2008 was $1,205,000 due to our net loss and unfavorable working capital changes, offset in part by non-cash depreciation and amortization and compensation related to stock options.  We used $27,000 for the purchase of equipment.  The effect of exchange rate changes provided an additional $12,000.

                In the near term we will be largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products would adversely impact our cash position and require further cost reductions or the need to obtain additional capital.  It is not certain that we, working with Novadaq and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future on a consistent basis, if at all.

                Some hospital customers prefer to acquire the Heart Laser Systems on a usage basis rather than as a capital equipment purchase.  We believe this is the result of current limitations at many hospitals regarding acquiring expensive capital equipment as well as competitive pressures in the marketplace.  A usage business model will result in a longer recovery period for Novadaq to recoup its investment in lasers it may purchase from us in the future.  This results in (1) a delay in our ability to receive additional shared revenue, if any, that we otherwise are entitled to receive under the terms of our new distribution agreement with Novadaq and (2) a potential delay in the purchase of new lasers by Novadaq if the installed base of lasers placed under usage contracts is under-performing and Novadaq chooses to re-deploy these lasers to other hospital sites in lieu of purchasing a new laser from us.

                We believe we will incur losses at least through 2009 as we increase our research and development spending in order to conduct the clinical trials in the U.S. that are necessary to obtain the regulatory approval to market RenalGuard.  We cannot be certain that future sales, if any, of RenalGuard will justify the investments we plan to make. If we are unsuccessful in implementing our business strategy to introduce RenalGuard, or if the introduction of RenalGuard takes longer or costs more than anticipated, our liquidity and capital resources will be adversely affected.

                There can be no assurance that the future capital we will need to implement our business plan will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.  Should additional financing not be available on terms and conditions acceptable to us, our listing on the American Stock Exchange (“AMEX”) will be jeopardized, and we might need to curtail our RenalGuard program and take additional actions that could adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.  See Part II, Item 1A. Risk Factors, “If we are unable to raise additional capital during 2008, our common stock could be delisted from AMEX.”

Off-Balance Sheet Arrangements

                None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

                A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented 14% and 3% of our consolidated sales in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                We expect to incur net losses in future quarters, at least through 2009, as we increase our research and development spending for clinical studies of RenalGuard in the U.S. We cannot provide any assurance that we will be successful with our business strategy, that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

                Our company may be unable to raise needed capital.

                As of March 31, 2008, we had cash and cash equivalents totaling $6,840,000. Based on our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we will need to raise additional capital for the future in order to implement our business plan.  We may not be able to raise additional capital upon satisfactory terms, or at all, and our business, financial condition and results of operations could be materially and adversely affected.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

                If we are unable to raise additional capital during 2008, our common stock could be delisted from AMEX.

                Our stockholders’ equity was $4,241,000 as of March 31, 2008.  Under the AMEX listing guidelines, our common stock could be delisted from AMEX if our stockholders’ equity is less than $4,000,000, and if we sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years.  We have sustained losses in three of our four most recent fiscal years and, based on our current projections, our stockholders’ equity will fall below $4,000,000 as of June 30, 2008 if we are not able to raise additional capital prior to that time.  If our stockholders’ equity falls below $4,000,000 as reported in a quarterly report, AMEX will notify us by a deficiency letter within ten business days after we file the quarterly report that we are below the continued listing standards.  We will have thirty days after the receipt of the deficiency letter to provide a plan advising AMEX of actions that we will take to regain compliance with the continued listing standards within 18 months of receipt of the deficiency letter.  The plan can include specific milestones, quarterly financial projections and details related to any strategic initiatives we plan to complete in the 18 month period following.  AMEX will evaluate the plan within 45 days of receipt to determine if we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards within the 18 month period, during which time our stock would continue to be listed on AMEX.  We are considering a number of options for raising additional capital but there can be no assurance that we will be successful.  If our common stock were delisted from AMEX, we could face a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with AMEX and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by investors, suppliers, customers and employees, fewer business development opportunities and greater difficulty in obtaining financing or credit.

                Our company is currently dependent on one principal customer.

                Pursuant to the terms of our TMR distribution agreement with Novadaq, Novadaq is our exclusive distributor for our HL2 laser and TMR kits in the U.S.  As a result of this exclusive arrangement, our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) accounted for 86% and 85% of total revenues in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, and we expect Novadaq to account for the significant majority of our revenue in the near future.  As a result of this expected concentration of sales with Novadaq, we bear an increased financial risk of timely sales collection if, for any reason, Novadaq’s business condition should suffer.

                We are dependent on Novadaq in the U.S. to attempt to increase our TMR revenues.

                Novadaq’s sales organization is responsible for selling a number of different products, including our TMR products.  We are largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to increase the installed base of HL2 lasers and TMR procedural volumes and revenues.  If our relationship with Novadaq does not progress, or if

Novadaq’s sales and marketing strategies fail to generate sales of our products in the future, our revenue will decrease significantly and our business, financial condition and results of operations will be seriously harmed.

                Our company is currently dependent on one principal product line to generate revenues.

                We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 90% and 87% of our revenues in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems. We believe that the number of opportunities for new TMR laser sales to hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price that new TMR lasers are being sold at in the market, as competition for the remaining available customers increases. These market factors and our dependency on revenues related to sales of the Heart Laser System poses a serious risk to our ongoing ability to generate sufficient cash to fund our operations, which may seriously harm our business, financial condition and results of operations in future quarters.

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

                Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the EU and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•                  product design and development;

•                  product testing;

•                  product labeling;

•                  product storage;

•                  premarket clearance and approval;

•                  advertising and promotion; and

•                  product sales and distribution.

                Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations and recordkeeping requirements. The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Depending on its activities, Novadaq may also be subject to certain requirements under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Novadaq.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

Item 6.            Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: May 14, 2008	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.