Form 10-Q
period 2008-06-30
PLC SYSTEMS INC
filed 2008-08-14
CIK 879682

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, no par value	30,331,935

Table of Contents

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,506	$8,060
Accounts receivable, net of allowance of $34 and $23 at June 30, 2008 and December 31, 2007, respectively	781	998
Inventories, net	1,418	852
Prepaid expenses and other current assets	671	823
Total current assets	8,376	10,733
Equipment, furniture and leasehold improvements, net	214	269
Other assets	194	198
Total assets	$8,784	$11,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$304	$623
Accrued compensation	624	766
Accrued other	216	326
Deferred revenue	2,104	2,096
Total current liabilities	3,248	3,811
Deferred revenue	1,919	2,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,332 and 30,329 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	93,892	93,891
Additional paid in capital	367	270
Accumulated deficit	(90,331)	(88,898)
Accumulated other comprehensive loss	(311)	(313)
Total stockholders’ equity	3,617	4,950
Total liabilities and stockholders’ equity	$8,784	$11,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$1,032	$1,520	$1 ,838	$2,654
Service fees	278	412	640	771
Total revenues	1,310	1,932	2,478	3,425

Cost of revenues:
Product sales	423	562	643	1,148
Service fees	150	213	335	421
Total cost of revenues	573	775	978	1,569
Gross profit	737	1,157	1,500	1,856

Operating expenses:
Selling, general and administrative	831	1,076	1,801	2,089
Research and development	602	556	1,210	1,047
Total operating expenses	1,433	1,632	3,011	3,136
Loss from operations	(696)	(475)	(1,511)	(1,280)

Other income, net	25	112	78	231
Net loss	$(671)	$(363)	$(1,433)	$(1,049)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	30,330	30,311	30,330	30,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2008	2007
Operating activities:
Net loss	$(1,433)	$(1,049)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	50	44
Compensation expense from stock options	97	70
Loss on retirement of equipment	35	—
Change in assets and liabilities:
Accounts receivable	217	(550)
Inventory	(566)	265
Prepaid expenses and other assets	152	132
Accounts payable	(319)	(71)
Deferred revenue	(515)	(357)
Accrued liabilities	(253)	202
Net cash used for operating activities	(2,535)	(1,314)

Investing activities:
Maturity of investments	—	4,000
Purchase of equipment	(27)	(82)
Net cash provided by (used for) investing activities	(27)	3,918

Financing Activities:
Net proceeds from issuance of common stock	1	1

Effect of exchange rate changes on cash and cash equivalents	7	6
Net increase (decrease) in cash and cash equivalents	(2,554)	2,611
Cash and cash equivalents at beginning of period	8,060	6,034
Cash and cash equivalents at end of period	$5,506	$8,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

                In addition, the Company has begun initial commercialization in the European Union (“EU”) of its newest product, RenalGuardTM. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, the Company believes the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

                The Company received full Food and Drug Administration (“FDA”) approval to conduct its first human clinical trial utilizing RenalGuard under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, the Company submitted an IDE supplement to the FDA seeking approval to move from its pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted the Company conditional approval to begin this pivotal study. The Company is also supporting a randomized controlled trial utilizing RenalGuard that is being conducted in Milan, Italy; it is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients. The Company announced in July 2008 that it will delay the start of the U.S. pivotal trial until such time as it can obtain data from the clinical trial in Italy that it hopes will enable it to raise sufficient additional capital necessary to complete the U.S. study.

                RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matches these urine outputs with a prescribed replacement fluid by means of intravenous infusion. The RenalGuard System, with its matched fluid replacement capability, is intended to minimize the risk of over- or under-hydration during medical procedures where creating and maintaining high urine outputs is deemed beneficial to patients.

                There are currently several medical procedures, such as cisplatin chemotherapy, where inducing high urine flow rates is deemed beneficial for patients and is a standard of care. In addition, high urine flow rates are frequently seen in post kidney transplant patients where the careful monitoring and replacement of fluid losses is necessary to avoid the risk of damage to the transplanted kidney. Accurate and timely matching of replacement fluids is important in these instances in order to best preserve and/or optimize kidney function. RenalGuard provides an automated method of measuring urine outputs and then matching these outputs with replacement fluid inputs, eliminating to a large degree what is otherwise an intensive and time consuming manual balancing task for physicians and nurses in these situations. The Company is establishing a distribution network in the EU with the intent to market RenalGuard into these already existing markets for general balancing applications utilizing the device.

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

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

4.             Inventories

                Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2008 and December 31, 2007, inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$921	$560
Work in progress	171	151
Finished goods	326	141
	$1,418	$852

                At June 30, 2008 and December 31, 2007, inventories are stated net of a specific obsolescence allowance of $617,000 and $524,000, respectively.

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

                On June 18, 2008, the Board of Directors approved an amendment increasing the number of shares of common stock authorized for issuance under the 2005 Plan by an additional 2,000,000 shares.  The number of stock options that may be granted under the 2005 Plan is equal to 4,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or otherwise results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  Under the 2005 Plan, the per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.  The 2005 Plan provides that the Company may not grant non-qualified stock options at an exercise price less than 85% of the fair market value of the Company’s common stock.

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

                Options granted during 2008 and 2007 vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors.

                The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2007	5,298	$0.96
Granted	549	0.37
Exercised	—	—
Forfeited	(38)	0.61
Expired	(50)	5.11
Outstanding, June 30, 2008	5,759	$0.94	6.22
Exercisable, June 30, 2008	4,716	$0.95	4.93

                The following table summarizes unvested option activity during the six months ended June 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)
Unvested, December 31, 2007	895	$0.47
Granted	549	0.25
Vested	(363)	0.46
Forfeited	(38)	0.43
Unvested, June 30, 2008	1,043	$0.35

                SFAS No. 123(R)

                The Company records share-based compensation pursuant to SFAS No. 123 (revised 2004), “Share-based Payment”.  The Company recorded compensation expense of $48,000 and $97,000 in the three and six months ended June 30, 2008, respectively, as compared to $37,000 and $70,000 in the three and six months ended June 30, 2007, respectively.  As of June 30, 2008, the Company had $343,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.9 years.

                The weighted average fair value of options issued during the three and six months ended June 30, 2008 was estimated using the Black-Scholes model.

Three and Six Months Ended June 30, 2008
Expected life (years)	5.50-6.00
Interest rate	2.92%-3.55%
Volatility	63.9%-73.6%
Expected dividend yield	None
Value of option granted	$0.22-$0.27

                The expected life was calculated in 2008 and 2007 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.  The weighted average fair value of options granted during the three months ended June 30, 2008 was $0.25.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding

10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 2,455 shares of common stock in the six months ended June 30, 2008 at an average price of $0.37 per share and 5,179 shares of common stock in the year ended December 31, 2007 at an average price of $0.47. At June 30, 2008, 313,618 shares were reserved for future issuance under the Purchase Plan.

6.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $167,000 and $347,000 in the three and six months ended June 30, 2008, respectively, as compared to $181,000 and $371,000 in the three and six months ended June 30, 2007, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

The Company records all other product revenue, including sales of TMR lasers and kits to international customers, sales of RenalGuard consoles and single-use sets and OEM sales of surgical tubes and general purpose CO2 lasers, at the time of shipment.

                Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

                Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

7.             Loss per Share

In the three and six months ended June 30, 2008 and 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended June 30, 2008 and 2007, 5,759,000 and 5,322,000 shares, respectively, and for the six months ended June 30, 2008 and 2007, 5,759,000 and 5,322,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Basic:
Net loss	$(671)	$(363)	$(1,433)	$(1,049)
Weighted average shares outstanding	30,330	30,311	30,330	30,311
Basic loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Diluted:
Net loss	$(671)	$(363)	$(1,433)	$(1,049)
Weighted average shares outstanding	30,330	30,311	30,330	30,311
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	—	—	—
Weighted average common and common equivalent shares	30,330	30,311	30,330	30,311
Diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

8.             Comprehensive Loss

                Total comprehensive loss for the three and six months ended June 30, 2008 amounted to $673,000 and $1,431,000, respectively, as compared to $360,000 and $1,044,000 in the three and six months ended June 30, 2007, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$60	$60	$60	$60
Change in liability for warranties issued during the period	—	—	—	—
Change in liability for pre-existing warranties	(50)	—	(50)	—
Balance, end of period	$10	$60	$10	$60

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (including certain information incorporated herein by reference) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based upon current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to, those set forth below in Part II, Item 1A. Risk Factors, and elsewhere in this quarterly report.

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina. We also manufacture CO2 surgical laser tubes and provide contract assembly services on general purpose CO2 lasers.

In addition, in 2007 we initiated our pilot clinical safety trial for RenalGuard. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients undergoing image-guided procedures, such as those performed when placing drug-eluting stents. It is believed that allowing contrast media to dwell in the kidneys can lead to CIN. By inducing and maintaining a high urine flow rate before, during and after these image-guided procedures, it is believed the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

We enrolled a total of 23 patients in our initial pilot safety study. Based upon the positive safety data collected in the study and discussions we had with the FDA, we elected to stop enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin our pivotal study. We have received approval to study RenalGuard on 246 patients at up to 30 U.S. clinical sites. In July 2008 we announced that we would delay the start of this pivotal trial until such time as we can obtain data from the clinical trial being conducted in Milan, Italy that we hope will enable us to raise sufficient additional capital necessary to complete the U.S. study.

Our U.S. distributor for the Heart Laser System (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 83% of our total revenues in both the three and six months ended June 30, 2008 and 85% in the year ended December 31, 2007, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 89% of our revenues in both the three and six months ended June 30, 2008 and 87% in the year ended December 31, 2007, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the market as competition for the remaining available customers increases. As such, we expect to continue to see a decline in revenue generated from the sale of HL2 lasers in future quarters and TMR revenues in future quarters will be more dependent on the sale of TMR kits and service revenues.

Aggregate TMR kit shipments to U.S. hospitals decreased approximately 19% and 18% in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.  We believe it is likely that our TMR revenues in the second half of 2008 will be lower than the corresponding 2007 periods due to an expected decline in new TMR laser shipments.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling 12 month sales forecast, (3) projected future sales of RenalGuard consoles and single-use sets, (4) research and development progress as measured against internal project plan objectives, (5) budget to actual financial expenditure results, (6) inventory levels (both our own and Novadaq’s) and (7) short term and long term projected cash flows of the business.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $167,000 and $347,000 in the three and six months ended June 30, 2008, respectively, as compared to $181,000 and $371,000 in the three and six months ended June 30, 2007, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

We record all other product revenue, including sales of TMR lasers and kits to international customers, sales of RenalGuard consoles and single-use sets and OEM sales of surgical tubes and general purpose CO2 lasers, at the time of shipment.

                Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

                Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2008 and 2007 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	$1,310	100%	$1,932	100%	$2,478	100%	$3,425	100%
Total cost of revenues	573	44	775	40	978	39	1,569	46
Gross profit	737	56	1,157	60	1,500	61	1,856	54
Selling, general & administrative	831	63	1,076	56	1,801	73	2,089	61
Research & development	602	46	556	29	1,210	49	1,047	31
Total operating expenses	1,433	109	1,632	85	3,011	122	3,136	92
Loss from operations	(696)	(53)	(475)	(25)	(1,511)	(61)	(1,280)	(37)
Other income	25	2	112	6	78	3	231	6
Net loss	$(671)	(51)%	$(363)	(19)%	$(1,433)	(58)%	$(1,049)	(31)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (decrease) over 2007		2008	2007	Increase (decrease) over 2007
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	$1,032	$1,520	$(488)	(32)%	$1,838	$2,654	$(816)	(31)%
Service fees	278	412	(134)	(33)	640	771	(131)	(17)
Total revenues	1,310	1,932	(622)	(32)	2,478	3,425	(947)	(28)
Product cost of sales	423	562	(139)	(25)	643	1,148	(505)	(44)
Service fees cost of sales	150	213	(63)	(30)	335	421	(86)	(20)
Total cost of revenues	573	775	(202)	(26)	978	1,569	(591)	(38)
Gross profit	737	1,157	(420)	(36)	1,500	1,856	(356)	(19)
Selling, general & administrative expenses	831	1,076	(245)	(23)	1,801	2,089	(288)	14
Research & development expenses	602	556	46	8	1,210	1,047	163	16
Total operating expenses	1,433	1,632	(199)	(12)	3,011	3,136	(125)	(4)
Income (loss) from operations	(696)	(475)	(221)	(47)	(1,511)	(1,280)	(231)	(18)
Other income	25	112	(87)	(78)	78	231	(153)	(66)
Net income (loss)	$(671)	$(363)	$(308)	(85)%	$(1,433)	$(1,049)	$(384)	(37)%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended June 30, 2008, decreased by $34,000, or 5%, as compared to the three months ended June 30, 2007.  This decrease is primarily related to a lower volume of kit shipments to Novadaq in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

In the six months ended June 30, 2008, disposable TMR kit revenues increased by $125,000, or 11%, as compared to the six months ended June 30, 2007. This increase is primarily related to a higher volume of kit shipments to Novadaq in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We expect that kit shipments to Novadaq during the remaining half of 2008 will be somewhat lower than the number of kits shipped in the first half of 2008 as Novadaq attempts to reduce its on-hand stocking level of kits in inventory by yearend.

TMR laser revenues decreased $413,000, or 67%, and $701,000, or 68%, respectively, in the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.  These decreases are a result of (1) a decrease in the number of new TMR lasers sold and (2) a lower average selling price on the new TMR lasers sold.  We expect to see a continuation of the recent trend whereby TMR revenues in future quarters will be more dependent on the sale of TMR kits and service revenues than on sales of TMR lasers.

Other product sales decreased $41,000, or 22%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  This overall decrease is a result of a decrease in manufacturing contract assembly product revenues, which resulted from a delay in incoming work product from our sole supplier of general purpose lasers. We expect normal incoming supply patterns to resume during the third and fourth quarters of 2008 and consequently we anticipate our revenues from other product sales will increase over the second half of 2008 as compared to the first half of 2008.

Other product sales decreased $240,000, or 47%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  This overall decrease is a result of (1) a decrease in manufacturing contract assembly product revenues and (2) decreased revenues from Edwards related to the discontinued Optiwave 980 product line.  These decreases were offset in part by new international RenalGuard revenues.

Service Fee Revenues

Service fees decreased $134,000, or 33%, and $131,000, or 17%, in the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. Domestic service fees related to billable service calls and spare part sales decreased $100,000 and $89,000, respectively in the three and six months ended June 30, 2008 as compared to the 2007 periods. International service fees decreased $34,000 and $42,000, respectively, in the three and six months ended June 30, 2008 as compared to the 2007 periods.

Gross Profit

                Gross profit was $737,000, or 56% of total revenues, in the three months ended June 30, 2008 as compared with gross profit of $1,157,000, or 60% of total revenues, in the three months ended June 30, 2007.  The decrease in gross profit is due to (1) a decrease in both the number and the average selling prices of new TMR lasers sold, (2) lower revenues from service, (3) lower revenues from contract assembly services, (4) higher cost of sales related to both higher period manufacturing expenses and an increase in our inventory reserve and (5) lower disposable TMR kit revenue.  These decreases were partially offset by a reduction in our warranty accrual.

Gross profit was $1,500,000, or 61% of total revenues, in the six months ended June 30, 2008 as compared with gross profit of $1,856,000, or 54% of total revenues, in the six months ended June 30, 2007.  The decrease in gross profit is due to (1) a decrease in both the number and the average selling prices of new TMR lasers sold, (2) lower revenues from contract assembly services and (3) lower revenues from service.  These decreases were offset in part by higher disposable TMR kit revenues and new international RenalGuard revenues.

                Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 23% and 14% in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.  In the three months ended June 30, 2008, there were decreases in (1) compensation related costs, (2) overall spending on sales and marketing activities related to RenalGuard, (3) bad debt expense, and (4) international expenses as compared to the three months ended June 30, 2007.  In the six months ended June 30, 2008, there were decreases in (1) compensation related costs, (2) overall spending on sales and marketing activities related to RenalGuard, and (3) corporate and legal expenditures incurred in connection with the transfer of the U.S. TMR distribution agreement and the origination of RenalGuard clinical trial contracts as compared to the six months ended June 30, 2007.

                Research and Development Expenses

Research and development expenditures increased 8% and 16% in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.  In the three months ended June 30, 2008, the increase was primarily related to a write-off of certain capitalized development equipment. In the six months ended June 30, 2008, the increase was due to increased RenalGuard related clinical costs and the write-off of certain capitalized development equipment offset in part by a decrease in TMR related clinical costs as compared to the six months ended June 30, 2007.

In July 2008, we announced that we would defer the commencement of the U.S. pivotal trial of RenalGuard. We expect therefore that our research and development expenditures for the second half of 2008 will remain at a similar level as the first half of 2008.

                Other Income

The largest component of other income consists of interest income earned on our cash and cash equivalents. Interest income decreased $87,000 and $153,000 in the three and six months ended June 30, 2008, respectively, due to lower average investable balances and lower interest rates on those investable balances in the three and six months ended June 30, 2008 periods as compared to the three and six months ended June 30, 2007.

                Net Loss

In the three and six months ended June 30, 2008 and 2007, we recorded a net loss of $671,000 and $1,433,000, respectively.  In the three and six months ended June 30, 2008, the increased loss was due to lower sales generating lower gross margin dollars, and lower interest income, offset in part by lower operating expenses as compared to the three and six months ended June 30, 2007.

Kit Shipments

                We generally view disposable kit shipments to end users as an important metric in evaluating our business, although we believe that specific short-term factors not indicative of long-term trends can sometimes affect shipments of disposable kits in any given quarter.

Disposable kit shipments to end users were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Increase (Decrease) Over 2007	2008	2007	% Increase (Decrease) Over 2007

Domestic (by U.S. Distributor)	347	429	(19)	722	881	(18)
International	35	25	40	50	30	67
Total	382	454	(16)	772	911	(15)

                Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with open-heart bypass surgery, we believe any future growth in the number of TMR procedures will be partly dependent on the number of bypass surgeries performed in the future, which we believe have the potential to grow modestly over the next few years.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5,506,000 as of June 30, 2008, a decrease of $2,554,000 from $8,060,000 as of December 31, 2007.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in the six months ended June 30, 2008 was $2,535,000 due to our net loss and unfavorable working capital changes, offset in part by non-cash depreciation and amortization, compensation related to stock options and a loss on retirement of equipment.  We received $1,000 from the issuance of common stock related to proceeds from our employee stock purchase plan. We used $27,000 for the purchase of equipment.  The effect of exchange rate changes provided an additional $7,000.

In the near term we will be largely dependent on the future success of Novadaq’s sales and marketing efforts in the U.S. to continue to increase the installed base of HL2 lasers and to substantially increase TMR procedural volumes and revenues. Should the installed base of HL2 lasers or TMR procedural volume not increase sufficiently, our liquidity and capital resources will be negatively impacted.  Additionally, other unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our products would adversely impact our cash position and require further cost reductions or the need to obtain additional capital.  It is not certain that we, working with Novadaq and our international distributors, will be successful in achieving broad commercial acceptance of the Heart Laser Systems, or that we will be able to operate profitably in the future.

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

We believe we will incur losses at least through 2010.  We cannot be certain that we will be able to raise the additional capital necessary to complete the pivotal clinical trial in the U.S. that is necessary to obtain regulatory approval to market RenalGuard in the U.S., or that future sales, if any, of RenalGuard will justify the investments we plan to make.  There can be no assurance that the future capital we will need to implement our business plan will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.  As a result of the current market conditions, we have deferred the commencement of the U.S. pivotal trial, and should additional financing not be available on terms and conditions acceptable to us, we will need to further curtail our RenalGuard program and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

Off-Balance Sheet Arrangements

                None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

                A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented 9% and 3% of our consolidated sales in the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our common stock to be delisted from AMEX.

                Our stockholders’ equity was $3,617,000 as of June 30, 2008.  Under the AMEX listing requirements, because we have sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years and our stockholders’ equity has fallen below $4,000,000 as of June 30, 2008 we expect that AMEX will notify us by a deficiency letter within ten business days after we file this quarterly report that we are not in compliance with the continued listing standards.  We do not anticipate being able to provide a plan to AMEX that will enable us to avoid our common stock from being delisted. When our common stock becomes delisted from AMEX and begins to trade on an over-the-counter basis, we could face a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with AMEX and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by investors, suppliers, customers and employees, fewer business development opportunities and greater difficulty in obtaining financing or credit.

We expect to incur significant operating losses in the near future.

                We expect to incur net losses in future quarters, at least through 2010.  We cannot provide any assurance that we will be successful with our business strategy, that we will be able to raise sufficient capital to complete our pivotal clinical trial of RenalGuard in the U.S. or that if such a clinical trial is completed that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

                Our company may be unable to raise needed capital.

                As of June 30, 2008, we had cash and cash equivalents totaling $5,506,000. Based upon our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we will need to raise additional capital for the future in order to implement our business plan.  As a result of current capital market conditions, we have deferred the commencement of the U.S. pivotal trial for RenalGuard, and should additional financing not be available on terms and conditions acceptable to us, we will need to further curtail our RenalGuard program and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

Our ability to commence our planned future U.S. pivotal clinical trial to study the safety and effectiveness of RenalGuard in preventing contrast-induced nephropathy is dependent on our ability to raise sufficient additional capital in the future to fund the completion of the study.

                Although we have received conditional FDA approval to commence our pivotal clinical trial in the U.S. to study the safety and effectiveness of RenalGuard in preventing contrast-induced nephropathy, we will need to raise additional capital in the future to fund the cost of completing the study. We can provide no assurance that we will be able to raise the necessary capital to complete this trial or that such capital will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.

Our company is currently dependent on one principal customer.

                Pursuant to the terms of our TMR distribution agreement with Novadaq, Novadaq is our exclusive distributor for our HL2 laser and TMR kits in the U.S.  As a result of this exclusive arrangement, our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) accounted for 83% of total revenues in both the three and six months ended June 30, 2008, respectively, and 85% in the year ended December 31, 2007, and we expect Novadaq to account for the significant majority of our revenue in the near future.  As a result of this expected concentration of sales with Novadaq, we bear an increased financial risk of timely sales collection if, for any reason, Novadaq’s business condition should suffer.

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

                Our company is currently dependent upon one principal product line to generate revenues.

                We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 89% of our revenues in both the three and six months ended June 30, 2008, respectively, and 87% in the year ended December 31, 2007, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems. We believe that the number of opportunities for new TMR laser sales to hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price for new TMR lasers in the market, as competition for the remaining available customers increases. These market factors and our dependency on revenues related to sales of the Heart Laser System pose a serious risk to our ongoing ability to generate sufficient cash to fund our operations, which may seriously harm our business, financial condition and results of operations in future quarters.

                Our company is dependent upon certain suppliers.

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

We are dependent upon our key personnel and may need to hire additional key personnel in the future.

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

•                  train more heart surgeons to perform TMR procedures using the Heart Laser Systems; and

•                  maintain and expand third-party reimbursement for the TMR procedure.

                To date, only a limited number of heart surgeons have been trained in the use of TMR using the Heart Laser Systems.  We are dependent on Novadaq to expand related marketing and training efforts in the U.S. for the use of our products.

                The Heart Laser Systems have not yet received widespread commercial acceptance.  We believe that concerns over the lack of a consensus view about the reason or reasons why a TMR procedure relieves angina in patients who undergo the procedure has limited demand for and use of the Heart Laser Systems. Until there is consensus, if ever, on the medical processes by which TMR procedures relieve angina, we believe some hospitals will delay the implementation of a TMR program.

                If we are unable to achieve widespread commercial acceptance of the Heart Laser Systems, our business, financial condition and results of operations will be materially and adversely affected.

Our newest product, RenalGuard, has only had limited testing in a clinical setting and we may need to modify it in the future to be commercially acceptable.

                We have only completed the first generation product design for RenalGuard and we have only been able to perform a limited amount of testing of this device in a clinical hospital setting as part of our recently completed initial pilot human clinical study. We may need to make substantial modifications to the design, features or functions of our device in order for it to eventually obtain FDA approval or otherwise to meet customer expectations in the EU where we are currently marketing it. These changes may not be able to be completed in a timely fashion, if at all. Should any such modifications prove to be significantly more costly or time consuming to engineer than we estimate, our ability to bring this product to market may be severely and negatively impacted.

                Our potential future success in marketing RenalGuard in the EU as a CIN prevention device and our ability to raise additional capital in the future will be largely dependent on the timely outcome of the current investigator-sponsored clinical trial of RenalGuard being conducted at the Centro Cardiologico Monzino (CCM) in Milan Italy.

                We currently are supporting an investigator-sponsored clinical trial at the CCM where RenalGuard is being compared in an equivalency study to that of an overnight hydration protocol in terms of its safety and effectiveness in preventing CIN in at-risk patients. We believe our ability to raise additional capital to fund our U.S. pivotal study of RenalGuard, as well as our ability to successfully market RenalGuard in the EU and gain widespread market adoption for our system as a CIN prevention device, is largely dependent on the CCM study results, specifically a favorable finding that RenalGuard is equivalent to overnight hydration in terms of safely preventing CIN in the at-risk patients studied.

                We can provide no assurance that the CCM study will be completed in a timely fashion, if at all, or that should it be completed that it will produce the desired result of showing that RenalGuard is equivalent to overnight hydration in the study population. If the study shows that RenalGuard is not at least equivalent to overnight hydration in terms of its safety or effectiveness in preventing CIN, then our ability to raise additional capital in the future to complete our U.S. pivotal trial, fund our operations and implement our business plan will be materially and adversely affected.

                Our planned U.S. pivotal clinical trial of RenalGuard will, if we can successfully raise the necessary capital to commence and complete it, take us a significant amount of time to complete, if we can complete it at all, and the results of this clinical trial may not show sufficient safety and efficacy for us to either obtain FDA approval or otherwise be able to successfully market and sell the product.

                Our business strategy to grow our revenues and profitability is largely dependent upon our success in the timely completion of our U.S. pivotal clinical trial of RenalGuard. We hope to be able to demonstrate through this clinical trial that RenalGuard is safe and effective in preventing CIN.

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

                Should our U.S. pivotal clinical trial take longer than we expect to complete, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed, could be seriously harmed and our ability to successfully fund the completion of the trial and bring RenalGuard to market may be adversely affected.

                We will need to build a direct sales and marketing organization or otherwise enter into distribution arrangements in order to market RenalGuard in the U.S, if and when it is approved for sale, and in the EU, as we prepare for a sales launch in this market in 2009.

                We currently do not have a direct sales force. Instead, we market our TMR products through Novadaq in the U.S. and through independent distributors outside the U.S.  We do not plan to use Novadaq or our current international TMR distributors to market RenalGuard if and when it becomes commercially available. We will need to either build an internal direct sales and marketing organization or find new distribution partners to successfully market RenalGuard.

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

                Our products and our manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the U.S. and to similar regulatory requirements in other major international markets, including the EU and Japan.  These regulations and regulatory requirements are broad in scope and govern, among other things:

•                  product design and development;

•                  product testing;

•                  product labeling;

•                  product storage;

•                  premarket clearance and approval;

•                  advertising and promotion; and

•                  product sales and distribution.

                Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections.  We are subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, Quality Systems regulations and recordkeeping requirements. The FDA’s Quality Systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.  Depending on its activities, Novadaq may also be subject to certain requirements under the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect our regulatory responsibilities or the regulatory responsibilities of a distributor like Novadaq.  We may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

                At the present time we are not aware of any clear predicates with substantially the same proposed indications for use that would enable us to conclude that RenalGuard is likely to be cleared by the FDA as a 510(k) device. Therefore, we believe RenalGuard most likely will need to go through the PMA application process.

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

                Securing intellectual property rights for RenalGuard is critical to our future business plans, but may prove to be difficult or impossible for us to obtain.

                We have filed nine patent applications with the U.S. patent office related to RenalGuard and other intellectual property in the general field of preventing contrast-induced nephropathy and acute renal failure. Securing patent protection over our intellectual property ideas in this field is, we believe, critical to our plans to successfully differentiate and market RenalGuard and grow our future revenues. We can provide no assurance, however, that we will be successful in securing any patent protection for our intellectual property ideas in this field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Furthermore, even if we are successful in securing patent protection for some or all of our intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing RenalGuard against other potentially competitive devices.

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

                Our stock price has been and may continue to be volatile. Some of the factors that may affect our stock price are:

•                  delisting of our common stock from the AMEX;

•                  announcements relating to the global credit markets or our ability as a company to raise additional capital;

•                  the status of our clinical trials for RenalGuard;

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

Item 4.            Submission of Matters to a Vote of Security Holders

On June 18, 2008, the Company held its 2008 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Kevin J. Dunn and Brent Norton were elected as Class III directors and will hold office until the annual meeting of shareholders in 2011 or until their successors are duly elected and qualified.  Mr. Dunn received 26,978,988 shares of common stock voting in favor of his election and 962,517 shares of common stock were withheld.  Dr. Norton received 26,859,167 shares of common stock voting in favor of his election and 1,082,338 shares of common stock were withheld.  The terms of Edward H. Pendergast, Mark R. Tauscher, Robert I. Rudko, Benjamin L. Holmes and Alan H. Magazine continued after the Shareholders Meeting.

2.                                       An amendment was approved increasing the number of shares of common stock authorized for issuance under the Company’s 2005 Stock Incentive Plan.  The votes were cast as follows: 12,415,963 shares of common stock were voted for the approval, 1,545,434 shares of common stock were voted against the approval, 180,620 shares of common stock abstained from the vote, and 13,799,488 shares of common stock were broker non-votes.

3.                                       The selection of Vitale, Caturano & Company, Ltd. as the Company’s registered public accounting firm for the fiscal year ending December 31, 2008 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 27,592,827 shares of common stock were voted for the approval, 211,969 shares of common stock were voted against the approval and 136,709 shares of common stock abstained from the vote.

Item 6.            Exhibits

10.1	2005 Stock Incentive Plan, as amended, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.2

Form of Stock Option Grant Letter for Employees of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.3

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

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

PLC SYSTEMS INC.

Date: August 14, 2008	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	2005 Stock Incentive Plan, as amended, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.2

Form of Stock Option Grant Letter for Employees of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.3

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

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