Form 10-Q
period 2008-09-30
PLC SYSTEMS INC
filed 2008-11-14
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common Stock, no par value	30,331,935

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,537	$8,060
Accounts receivable, net of allowance of $36 and $23 at September 30, 2008 and December 31, 2007, respectively	874	998
Inventories, net	1,144	852
Prepaid expenses and other current assets	567	823
Total current assets	8,122	10,733
Equipment, furniture and leasehold improvements, net	187	269
Other assets	193	198
Total assets	$8,502	$11,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323	$623
Accrued compensation	614	766
Accrued other	186	326
Deferred revenue	2,380	2,096
Total current liabilities	3,503	3,811
Deferred revenue	1,621	2,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,332 and 30,329 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	93,892	93,891
Additional paid in capital	421	270
Accumulated deficit	(90,616)	(88,898)
Accumulated other comprehensive loss	(319)	(313)
Total stockholders’ equity	3,378	4,950
Total liabilities and stockholders’ equity	$8,502	$11,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$1,203	$975	$3,041	$3,629
Service fees	395	356	1,035	1,127
Total revenues	1,598	1,331	4,076	4,756
Cost of revenues:
Product sales	647	258	1,290	1,406
Service fees	182	210	517	631
Total cost of revenues	829	468	1,807	2,037
Gross profit	769	863	2,269	2,719
Operating expenses:
Selling, general and administrative	619	830	2,420	2,919
Research and development	516	637	1,726	1,684
Total operating expenses	1,135	1,467	4,146	4,603
Loss from operations	(366)	(604)	(1,877)	(1,884)
Other income, net	11	105	89	336
Loss before taxes	(355)	(499)	(1,788)	(1,548)
Benefit from income taxes	(70)	—	(70)	—
Net loss	$(285)	$(499)	$(1,718)	$(1,548)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	30,332	30,323	30,331	30,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(1,718)	$(1,548)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	79	75
Compensation expense from stock options	151	119
Loss on retirement of equipment	35	—
Change in assets and liabilities:
Accounts receivable	124	(300)
Inventory	(292)	400
Prepaid expenses and other assets	256	(123)
Accounts payable	(300)	15
Deferred revenue	(533)	(172)
Accrued liabilities	(292)	343
Net cash used for operating activities	(2,490)	(1,191)

Investing activities:
Maturity of investments	—	4,000
Purchase of equipment	(27)	(153)
Net cash provided by (used for) investing activities	(27)	3,847

Financing Activities:
Net proceeds from issuance of common stock	1	1
Net proceeds from exercise of stock options	—	6
	1	7

Effect of exchange rate changes on cash and cash equivalents	(7)	15
Net increase (decrease) in cash and cash equivalents	(2,523)	2,678
Cash and cash equivalents at beginning of period	8,060	6,034
Cash and cash equivalents at end of period	$5,537	$8,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Company received full U.S. Food and Drug Administration (“FDA”) approval to conduct its first human clinical trial utilizing RenalGuard under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, the Company submitted an IDE supplement to the FDA seeking approval to move from its pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted the Company conditional approval to begin this pivotal study. The Company is also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted in Milan, Italy; it is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients. The Company announced in July 2008 that it will delay the start of the U.S. pivotal trial until such time as it can obtain data from the clinical trial in Italy that it hopes will enable it to raise sufficient additional capital necessary to both start and complete the U.S. study.

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matches these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time consuming manual fluid balancing task for physicians and nurses.

The Company is establishing a distribution network in the EU with the intent to market RenalGuard for general balancing applications utilizing the device.

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

2.            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended
September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.            New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year.  The FASB has agreed to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year.

On October 3, 2008 the FASB proposed FASB Staff Position (“FSP”) 157-d which would amend SFAS No. 157, to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued.

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

4.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2008 and December 31, 2007, inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$715	$560
Work in progress	210	151
Finished goods	219	141
	$1,144	$852

At September 30, 2008 and December 31, 2007, inventories are stated net of a specific obsolescence allowance of $791,000 and $524,000, respectively.

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

On June 18, 2008, the Company’s shareholders approved an amendment increasing the number of shares of common stock authorized for issuance under the 2005 Plan by an additional 2,000,000 shares.  The number of stock options that may be granted under the 2005 Plan is equal to 4,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan because any award previously granted under any such plan expires or is terminated, surrendered or cancelled without having been fully exercised or is forfeited in whole or in part or otherwise results in any common stock not being issued, provided that such number of additional shares may not exceed 2,535,492.  Incentive stock options are issuable only to employees of the Company, while non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately upon grant, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  Under the 2005 Plan, the per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.  The 2005 Plan provides that the Company may not grant non-qualified stock options at an exercise price less than 85% of the fair market value of the Company’s common stock.

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

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2007	5,298	$0.96
Granted	549	0.37
Exercised	—	—
Forfeited	(68)	0.58
Expired	(278)	5.22
Outstanding, September 30, 2008	5,501	$0.71	5.90
Exercisable, September 30, 2008	4,494	$0.73	4.93

The following table summarizes unvested option activity during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)
Unvested, December 31, 2007	895	$0.47
Granted	549	0.25
Vested	(386)	0.45
Forfeited	(51)	0.40
Unvested, September 30, 2008	1,007	$0.36

SFAS No. 123(R)

The Company records share-based compensation pursuant to SFAS No. 123 (revised 2004), “Share-based Payment”.  The Company recorded compensation expense of $54,000 and $151,000 in the three and nine months ended September 30, 2008, respectively, as compared to $49,000 and $119,000 in the three and nine months ended September 30, 2007, respectively.  As of September 30, 2008, the Company had $289,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.7 years.

The weighted average fair value of options issued during the nine months ended September 30, 2008 was estimated using the Black-Scholes model.

Nine Months Ended
	September 30, 2008	September 30, 2007
Expected life (years)	5.50-6.00	5.50-6.00
Interest rate	2.92%-3.55%	4.62%-5.20%
Volatility	63.9%-73.6%	74.7%-77.4%
Expected dividend yield	None	None
Value of option granted	$0.22-$0.27	$0.43-$0.45

There were no options granted in the three months ended September 30, 2008 or 2007.

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

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing price of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 2,455 shares of common stock in the nine months ended September 30, 2008 at an average price of $0.37 per share and 5,179 shares of common stock in the year ended December 31, 2007 at an average price of $0.47. At September 30, 2008, 313,618 shares were reserved for future issuance under the Purchase Plan.

6.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $191,000 and $539,000 in the three and nine months ended September 30, 2008, respectively, as compared to $132,000 and $503,000 in the three and nine months ended September 30, 2007, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

7.             Loss per Share

In the three and nine months ended September 30, 2008 and 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended September 30, 2008 and 2007, 5,501,000 and 5,298,000 shares, respectively, and for the nine months ended September 30, 2008 and 2007, 5,501,000 and 5,298,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic:
Net loss	$(285)	$(499)	$(1,718)	$(1,548)
Weighted average shares outstanding	30,332	30,323	30,331	30,315
Basic loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.05)
Diluted:
Net loss	$(285)	$(499)	$(1,718)	$(1,548)
Weighted average shares outstanding	30,332	30,323	30,331	30,315
Assumed impact of the exercise of outstanding dilutive stock options using the treasury stock method	—	—	—	—
Weighted average common and common equivalent shares	30,332	30,323	30,331	30,315
Diluted loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.05)

8.             Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2008 amounted to $293,000 and $1,724,000, respectively, as compared to $492,000 and $1,536,000 in the three and nine months ended September 30, 2007, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$10	$60	$60	$60
Change in liability for warranties issued during the period	—	—	—	—
Change in liability for pre-existing warranties	—	—	(50)	—
Balance, end of period	$10	$60	$10	$60

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

Overview

On November 7, 2008, our common stock was delisted from the NYSE Alternext Market (formerly the American Stock Exchange).  Accordingly, as of November 10, 2008 our stock is quoted on the Pink Sheets. We expect that our stock will be quoted on the OTC Bulletin Board in the near future.

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina. We also manufacture CO2 surgical laser tubes and provide contract assembly services on general purpose CO2 lasers.

In addition, in 2007 we initiated our pilot clinical safety trial for RenalGuard. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients undergoing certain image-guided procedures, such as those performed when placing drug-eluting stents. It is believed that allowing contrast media to dwell in the kidneys can lead to CIN. By inducing and maintaining a high urine flow rate before, during and after these image-guided procedures, it is believed the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

We enrolled a total of 23 patients in our initial pilot safety study. Based upon the positive safety data collected in the study and discussions we had with the FDA, we elected to stop enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin our pivotal study. We have received approval to study RenalGuard on 246 patients at up to 30 U.S. clinical sites. In July 2008, we announced that we would delay the start of this pivotal trial until such time as we can obtain data from the clinical trial being conducted in Milan, Italy that we hope will enable us to raise sufficient additional capital necessary to conduct the U.S. study.

Our U.S. distributor for the Heart Laser System (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 61% and 74% of our total revenues in the three and nine months ended September 30, 2008 and 85% in the year ended December 31, 2007, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 85% and 88% of our revenues in the three and nine months ended September 30, 2008, respectively, and 87% in the year ended December 31, 2007, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the U.S. market as competition for the remaining available customer’s increases. As such, we expect our U.S. TMR revenues in future quarters will be more dependent on the sale of TMR kits and service revenues, both of which we believe in the near term will continue at levels similar to that which we realized in the current third quarter of 2008.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day to day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling 12 month sales forecast, (3) projected future sales of RenalGuard consoles and single-use sets, (4) research and development progress as measured against internal project plan objectives, (5) budget to actual financial expenditure results, (6) inventory levels (both our own and Novadaq’s), and (7) short term and long term projected cash flows of the business.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.

We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $191,000 and $539,000 in the three and nine months ended September 30, 2008, respectively, as compared to $132,000 and $503,000 in the three and nine months ended September 30, 2007, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and nine months ended September 30, 2008 and 2007 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	$1,598	100%	$1,331	100%	$4,076	100%	$4,756	100%
Total cost of revenues	829	52	468	35	1,807	44	2,037	43
Gross profit	769	48	863	65	2,269	56	2,719	57
Selling, general & administrative	619	39	830	62	2,420	59	2,919	62
Research & development	516	32	637	48	1,726	42	1,684	35
Total operating expenses	1,135	71	1,467	110	4,146	102	4,603	97
Loss from operations	(366)	(23)	(604)	(45)	(1,877)	(46)	(1,884)	(40)
Other income	11	1	105	8	89	2	336	7
Loss before taxes	(355)	(22)	(499)	(37)	(1,788)	(44)	(1,548)	(33)
Benefit from income taxes	(70)	(4)	—	—	(70)	(2)	—	—
Net loss	$(285)	(18)%	$(499)	(37)%	$(1,718)	(42)%	$(1,548)	(33)%

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2008	2007	over 2007		2008	2007	over 2007
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	$1,203	$975	$228	23%	$3,041	$3,629	$(588)	(16)%
Service fees	395	356	39	11	1,035	1,127	(92)	(8)
Total revenues	1,598	1,331	267	20	4,076	4,756	(680)	(14)
Product cost of sales	647	258	389	151	1,290	1,406	(116)	(8)
Service fees cost of sales	182	210	(28)	(13)	517	631	(114)	(18)
Total cost of revenues	829	468	361	77	1,807	2,037	(230)	(11)
Gross profit	769	863	(94)	(11)	2,269	2,719	(450)	(17)
Selling, general & administrative expenses	619	830	(211)	(25)	2,420	2,919	(499)	(17)
Research & development expenses	516	637	(121)	(19)	1,726	1,684	42	2
Total operating expenses	1,135	1,467	(332)	(23)	4,146	4,603	(457)	(10)
Loss from operations	(366)	(604)	238	(39)	(1,877)	(1,884)	7	—
Other income	11	105	(94)	(90)	89	336	(247)	(74)
Loss before taxes	(355)	(499)	144	(29)	(1,788)	(1,548)	(240)	(16)
Benefit from income taxes	(70)	—	(70)	100	(70)	—	70	(5)
Net loss	$(285)	$(499)	$214	(43)%	$(1,718)	$(1,548)	$(170)	(11)%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended September 30, 2008, decreased by $49,000, or 8%, as compared to the three months ended September 30, 2007.  Domestic TMR kit revenues decreased $77,000 related to a lower volume of kit shipments to Novadaq offset in part by (1) an increase in the average selling price of TMR kits, and (2) increased disposable revenue amortization of $59,000.  International TMR kit revenues increased $28,000 in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

In the nine months ended September 30, 2008, disposable TMR kit revenues increased by $76,000, or 4%, as compared to the nine months ended September 30, 2007. Domestic TMR kit revenues increased $22,000 related to (1) an increase in the average selling price of TMR kits, and (2) increased disposable revenue amortization of $36,000.  These increases were offset in part by a decrease in the number of TMR kits sold to Novadaq.  International TMR kit revenues increased $54,000 in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We expect that our kit shipments to Novadaq in the fourth quarter of 2008 and in subsequent quarters during 2009 will be similar to that which we shipped in the three months ended September 30, 2008.

TMR laser revenues increased $186,000, or 83%, in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  International TMR laser revenues increased $305,000 due to the sale of two lasers to new customers.  Domestic TMR laser revenues decreased $119,000 as a result of (1) a decrease in the number of new TMR lasers sold, and (2) a lower average selling price on the new TMR lasers sold.

TMR laser revenues decreased $515,000, or 41%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Domestic TMR laser revenues decreased $844,000 as a result of a (1) a decrease in the number of new TMR lasers sold, and (2) a lower average selling price on the new TMR lasers sold.  International TMR laser revenues increased $329,000 due to the sale of two lasers to new customers and the sale to a hospital of a previously installed laser system.

Other product sales increased $91,000, or 62%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  This overall increase is a result of (1) $71,000 of new international RenalGuard revenues, and (2) an increase of $20,000 in manufacturing contract assembly product revenues.

Other product sales decreased $149,000, or 23%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  This overall decrease is a result of (1) a decrease of $191,000 in manufacturing contract assembly product revenues, and (2) a decrease of $100,000 of revenues from Edwards related to the discontinued Optiwave 980 product line.  These decreases were offset in part by $142,000 of new international RenalGuard revenues.

Service Fee Revenues

Service fees increased $39,000, or 11%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Domestic service fees increased $12,000 due to increased service spare part billings offset in part by a decrease in billable service calls in the three months ended September 30, 2008 as compared to the 2007 period. International service fees increased $27,000 in the three months ended September 30, 2008 as compared to the 2007 period.

Service fees decreased $92,000, or 8%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Domestic service fees decreased $77,000 due to decreases in billable service calls and service contract billings offset in part by increased service spare part billings in the nine months ended September 30, 2008 as compared to the 2007 period. International service fees decreased $15,000 in the nine months ended September 30, 2008 as compared to the 2007 period.

Gross Profit

Gross profit was $769,000, or 48% of total revenues, in the three months ended September 30, 2008 as compared with gross profit of $863,000, or 65% of total revenues, in the three months ended September 30, 2007.  The decrease in gross profit is due to (1) higher cost of sales related to both higher period manufacturing expenses and a $182,000 increase in our inventory reserve, (2) a decrease in both the number and the average selling prices of new domestic TMR lasers sold, and (3) a decrease in the number of domestic TMR kits sold.  These decreases were offset in part by (1) an increase in international TMR lasers sold, (2) an increase in the average selling price of domestic TMR kits, (3) higher revenues from service, (4) new international RenalGuard revenue, and (5) higher disposable revenue amortization.

Gross profit was $2,269,000, or 56% of total revenues, in the nine months ended September 30, 2008 as compared with gross profit of $2,719,000, or 57% of total revenues, in the nine months ended September 30, 2007. The decrease in gross profit is due to (1) higher cost of sales related to both higher period manufacturing expenses and a $244,000 increase in our inventory reserve, (2) a decrease in both the number and the average selling prices of new domestic TMR lasers sold, (3) a decrease in the number of domestic TMR kits sold, and (4) lower revenues from contract assembly services.  These decreases were offset in part by (1) an increase in the average selling price of domestic TMR kits, (2) an increase in international TMR lasers sold, (3) new international RenalGuard revenues, (4) a reduction in our warranty accrual, and (5) higher disposable revenue amortization.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 25% and 17% in the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007.  In the three months ended September 30, 2008, there were decreases in (1) compensation related costs, (2) overall spending on sales and marketing activities related to RenalGuard, and (3) international expenses as compared to the three months ended September 30, 2007. These decreases were partially offset by an increase in bad debt expense.  In the nine months ended September 30, 2008, there were decreases in (1) compensation related costs, (2) overall spending on sales and marketing activities related to RenalGuard, and (3) corporate and legal expenditures, which had included fees incurred in connection with the transfer of the U.S.

TMR distribution agreement and the origination of RenalGuard clinical trial contracts in the nine months ended September 30, 2007.

Research and Development Expenses

Research and development expenditures decreased 19% and increased 2% in the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007.  In the three months ended September 30, 2008, the decrease was primarily related to decreases in TMR-related clinical costs and RenalGuard product development, offset in part by increased RenalGuard clinical costs and the write-off of certain capitalized development equipment as compared to the three months ended September 30, 2007.

In the nine months ended September 30, 2008, the increase was due to increased RenalGuard-related clinical costs and the write-off of certain capitalized development equipment offset in part by decreases both in TMR-related clinical costs and RenalGuard product development as compared to the nine months ended September 30, 2007.

Other Income

Other income decreased $94,000 and $247,000 in the three and nine months ended September 30, 2008, respectively.  Interest income decreased $84,000 and $237,000 in the three and nine months ended September 30, 2008, respectively, due to lower average investable balances and lower interest rates on those investable balances in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.  In the three and nine months ended September 30, 2008, we recorded a $10,000 unrealized loss from foreign currency transactions.

Benefit from Income Taxes

In the three and nine months ended September 30, 2008, we recorded a $70,000 benefit from income taxes due to the reversal of an income tax reserve that was no longer required to be utilized for its potential tax exposure.

Net Loss

In the three months ended September 30, 2008 and 2007, we recorded a net loss of $285,000 and $499,000, respectively. In the three months ended September 30, 2008, the decreased loss was due to lower operating expenses and a benefit from income taxes, offset in part by lower gross margin dollars and lower interest income, as compared to the three months ended September 30, 2007.

In the nine months ended September 30, 2008 and 2007, we recorded a net loss of $1,718,000 and $1,548,000, respectively.  In the nine months ended September 30, 2008, the increased loss was due to lower gross margin dollars and lower interest income, offset in part by lower operating expenses and a benefit from income taxes, as compared to the nine months ended September 30, 2007.

Kit Shipments

We generally view disposable kit shipments to end users as an important metric in evaluating our business, although we believe that specific short-term factors not indicative of long-term trends can sometimes affect shipments of disposable kits in any given quarter.  Domestic kit shipments referenced in the table below relate to sales by Novadaq to hospital end users.  International kit shipments relate to sales by us directly to our international distributors or hospital end users.

Disposable kit shipments to end users were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Increase (Decrease) Over 2007	2008	2007	% Increase (Decrease) Over 2007

Domestic (by U.S. Distributor)	398	313	27	1,120	1,194	(6)
International	36	2	1,700	86	32	169
Total	434	315	38	1,206	1,226	(2)

Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with open-heart bypass surgery, we believe any future growth in the number of TMR procedures will be partly dependent on the number of bypass surgeries performed in the future, which we believe have the potential to grow modestly over the next few years.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5,537,000 as of September 30, 2008, a decrease of $2,523,000 from $8,060,000 as of December 31, 2007.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in the nine months ended September 30, 2008 was $2,490,000 due to our net loss and unfavorable working capital changes, offset in part by non-cash depreciation and amortization, compensation related to stock options and a loss on retirement of equipment.  We received $1,000 from the issuance of common stock related to proceeds from our employee stock purchase plan. We used $27,000 for the purchase of equipment.  The effect of exchange rate changes used an additional $7,000.

In the near term we do not expect that our TMR product sales to Novadaq will change significantly. Therefore we will be largely dependent on our ability to increase our revenues through the sale of our RenalGuard product into international markets. Should sales of RenalGuard not increase sufficiently, our liquidity and capital resources will be negatively impacted.

Additionally, unanticipated decreases in operating revenues or increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our TMR products would adversely impact our cash position and require further cost reductions or the need to obtain additional capital.

We believe we will incur losses at least through 2010.  We cannot be certain that we will be able to raise the additional capital necessary to start and conduct the pivotal clinical trial in the U.S. that is necessary to obtain regulatory approval to market RenalGuard in the U.S., or that future sales, if any, of RenalGuard will justify these investments.  There can be no assurance that the future capital we will need to implement our business plan will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.  As a result of the current financial market conditions, we have deferred the commencement of the U.S. pivotal trial, and should additional financing not be available on terms and conditions acceptable to us, or if we are unable to sufficiently increase sales of our products, we will need to further curtail our RenalGuard program and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

Off-Balance Sheet Arrangements

None.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

A portion of our operations consists of sales activities in foreign jurisdictions.  We manufacture our products exclusively in the U.S. and sell our products in the U.S. and abroad. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products.  Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, especially the Euro. When the U.S. dollar strengthens against the Euro, the value of foreign sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. No assurance can be given that foreign currency fluctuations in the future will not adversely affect our business, financial condition and results of operations, although at present we do not believe that our exposure is significant, as international sales represented 17% and 3% of our consolidated sales in the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to incur net losses in future quarters, at least through 2010.  We cannot provide any assurance that we will be successful with our business strategy, that we will be able to raise sufficient capital to conduct our pivotal clinical trial of RenalGuard in the U.S. or that if such a clinical trial is completed, that RenalGuard will receive FDA approval or commercial acceptance, or that we will ever return to profitability.

Our company may be unable to raise needed capital.

As of September 30, 2008, we had cash and cash equivalents totaling $5,537,000. Based upon our current operating plan, we anticipate that our existing capital resources should be sufficient to meet our working capital requirements for at least the next 12 months; however, we will need to raise additional capital for the future in order to implement our business plan.  As a result of current capital market conditions, we have deferred the commencement of the U.S. pivotal trial for RenalGuard, and should additional financing not be available on terms and conditions acceptable to us, or if we are unable to sufficiently increase sales of our products, we will need to further curtail our RenalGuard program and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  To the extent that we raise additional capital by issuing equity or convertible securities, ownership dilution to our shareholders will result.  To the extent that we raise additional capital through the incurrence of debt, our activities may be restricted by the repayment obligations and other restrictive covenants related to the debt.

The commencement of our planned U.S. pivotal clinical trial to study the safety and effectiveness of RenalGuard in preventing contrast-induced nephropathy is dependent upon our ability to raise sufficient additional capital to fund the completion of the study.

Although we have received conditional FDA approval to commence our pivotal clinical trial in the U.S. to study the safety and effectiveness of RenalGuard in preventing contrast-induced nephropathy, we will need to raise additional capital to fund the cost of completing the study. We can provide no assurance that we will be able to raise the necessary capital to complete this trial or that such capital will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.

Our company is currently dependent upon one principal customer.

Pursuant to the terms of our TMR distribution agreement with Novadaq, Novadaq is our exclusive distributor for our HL2 laser and TMR kits in the U.S.  As a result of this exclusive arrangement, our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) accounted for 61% and 74% of total revenues in the three and nine months ended September 30, 2008, respectively, and 85% in the year ended December 31, 2007, and we expect Novadaq to account for the significant majority of our revenue in the near future.  As a result of this expected concentration of sales with Novadaq, we bear an increased financial risk of timely sales collection if, for any reason, Novadaq’s business condition should suffer.

We are dependent upon Novadaq in the U.S. to increase our TMR revenues.

Novadaq’s sales organization is responsible for selling a number of different products, including our TMR products.  We are largely dependent upon the success of Novadaq’s sales and marketing efforts in the U.S. to increase the installed base of HL2 lasers and TMR procedural volumes and thus kit revenues.  If our relationship with Novadaq does not progress, or if Novadaq’s sales and marketing strategies fail to generate increased sales of our products in the future, our business, financial condition and results of operations will be seriously harmed.

Our company is currently dependent upon one principal product line to generate revenues.

We currently sell one principal product line, the Heart Laser Systems, which accounts for the majority of our total revenues.  Approximately 85% and 88% of our revenues in the three and nine months ended September 30, 2008, respectively, and 87% in the year ended December 31, 2007, were derived from the sales and service of our Heart Laser Systems.  This absence of a diversified product line means that we are directly and materially impacted by changes in the market for Heart Laser Systems. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales of our HL2 laser, is likely to continue to decline in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of ongoing cutbacks in both Medicare and private insurance reimbursement rates for all medical procedures. In addition, we have seen a recent downward trend in the price for new TMR lasers in the market, as competition for the remaining available customers increases. These market factors and our dependency on revenues related to sales of the Heart Laser System pose a serious risk to our ongoing ability to generate sufficient cash to fund our operations, which may seriously harm our business, financial condition and results of operations in future quarters.

Our company is dependent upon certain suppliers.

Some of the components for our Heart Laser Systems, most notably the power supply and certain optics and fabricated parts for the HL2, are only available from one supplier, and we have no assurance that we will be able to secure any of our sole-sourced components from additional suppliers.  We are dependent upon our sole suppliers to perform their obligations in a timely manner.  In the past, we have experienced delays in product delivery from our sole suppliers and, because we do not have an alternative supplier to produce these products for us, we have little leverage to enforce timely delivery. Any delay in product delivery or other interruption in supply from these suppliers could prevent us from meeting our commercial demands for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, we do not require significant quantities of any components because we produce a limited number of our products each year.  Our low-quantity needs may not generate substantial revenue for our suppliers.  Therefore, it may be difficult for us to continue our relationships with our current suppliers or establish relationships with additional suppliers on commercially reasonable terms, if at all, and such difficulties may seriously harm our business, financial condition and results of operations.

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

To date, only a limited number of heart surgeons have been trained in the use of TMR using the Heart Laser Systems.  We are dependent upon Novadaq to expand related marketing and training efforts in the U.S. for the use of our products.

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

Our potential future success in marketing RenalGuard in the EU as a CIN prevention device and our ability to raise additional capital in the future will be largely dependent on the timely outcome of the current investigator-sponsored clinical trial of RenalGuard being conducted at the Centro Cardiologico Monzino (CCM) in Milan, Italy.

We currently are supporting an investigator-sponsored clinical trial at the CCM where RenalGuard is being compared in an equivalency study to that of an overnight hydration protocol in terms of its safety and effectiveness in preventing CIN in at-risk patients. We believe our ability to raise additional capital to fund our U.S. pivotal study of RenalGuard, as well as our ability to successfully market RenalGuard in the EU and gain widespread market adoption for our system as a CIN prevention device, is largely dependent upon the CCM study results, specifically a favorable finding that RenalGuard is equivalent to overnight hydration in terms of safely preventing CIN in the at-risk patients studied.

We can provide no assurance that the CCM study will be completed in a timely fashion, if at all, or that should it be completed, that it will produce the desired result of showing that RenalGuard is equivalent to overnight hydration in the study population. If the study shows that RenalGuard is not at least equivalent to overnight hydration in terms of its safety or effectiveness in preventing CIN, then our ability to raise additional capital in the future to complete our U.S. pivotal trial, fund our operations and implement our business plan will be materially and adversely affected.

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

We currently do not have a direct sales force. Instead, we market our TMR products through Novadaq in the U.S. and through independent distributors outside the U.S.  We do not plan to use Novadaq or our current international TMR distributors to market RenalGuard when it becomes commercially available. We will need to either build an internal direct sales and marketing organization or find new distribution partners to successfully market RenalGuard.

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

In addition, as a condition of our original FDA approval for our TMR products, we were required by the FDA to perform a postmarket surveillance study. The FDA requested that we submit a PMA Postapproval Study report summarizing this postmarket surveillance study. As part of this report, the FDA requested that we analyze and discuss the adverse event and mortality rates seen in the postmarket study and compare these results to the premarket study which was presented as part of our initial FDA PMA application. We filed this postapproval study report with the FDA on February 28, 2007.  On August 18, 2008, we received a letter from the FDA informing us that we had satisfied our postapproval study requirements with the submission of our final report.

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

We have filed nine patent applications with the U.S. Patent and Trademark Office related to RenalGuard and other intellectual property in the general field of preventing contrast-induced nephropathy and acute renal failure. Securing patent protection over our intellectual property ideas in this field is, we believe, critical to our plans to successfully differentiate and market RenalGuard and grow our future revenues. We can provide no assurance, however, that we will be successful in securing any patent protection for our intellectual property ideas in this field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Furthermore, even if we are successful in securing patent protection for some or all of our intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing RenalGuard against other potentially competitive devices.

Asserting and defending intellectual property rights may impact our results of operations.

In our industry, competitors often assert intellectual property infringement claims against one another.  The success of our business depends upon our ability to successfully defend our intellectual property.  Future litigation may have a material impact on our financial condition even if we are successful in marketing our products. We may not be successful in defending or asserting our intellectual property rights.

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

A portion of our product sales is generated from operations outside of the U.S.  Establishing, maintaining and expanding international sales can be expensive.  Managing foreign operations is difficult and products may not receive market acceptance.  Risks of doing business outside the U.S. include, but are not limited to, the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property rights in foreign countries may be more difficult to enforce.  There can be no assurance that our international business will grow or that any of the foregoing risks will not result in a material adverse effect on our business or results of operations.

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

Our stock price has historically fluctuated and may continue to fluctuate significantly in the future, which may result in losses for our investors. There is limited trading volume in our common stock.

On November 7, 2008, our common stock was delisted from the NYSE Alternext Market (formerly the American Stock Exchange).  Accordingly, as of November 10, 2008 our stock is quoted on the Pink Sheets. We expect that our stock will be quoted on the OTC Bulletin Board in the near future.  Our stock price has been and may continue to be volatile. Some of the factors that may affect our stock price are:

•                  the limited trading of our common stock on either the Pink Sheets or the OTC Bulletin Board;

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

PLC SYSTEMS INC.

Date: November 14, 2008	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.