Form 10-K
period 2008-12-31
PLC SYSTEMS INC
filed 2009-03-26
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
(Title of class)

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2008, was $10,151,731.  As of March 16, 2009, 30,351,092 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2009 Annual Meeting  of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements.  Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such important factors and uncertainties include, but are not limited to:

•                  We expect to incur significant net losses in future quarters, at least through 2010;

•                  We may be unable to raise needed capital to implement our business plan and/or continue our operations in the future;

•                  We may never be able to commence our U.S. pivotal clinical trial to study RenalGuard to determine if it is safe and effective in preventing contrast-induced nephropathy;

•                  We may never be successful in obtaining pre-market approval from the U.S Food and Drug Administration to market RenalGuard in the U.S.;

•                  We may never be successful in establishing a broad distribution channel for RenalGuard in the European Union, and any distribution channel we may establish may never generate sufficient sales for us to attain profitability;

•                  Our ability to effectively market RenalGuard in the European Union is largely dependent on obtaining favorable results from an outside sponsored clinical trial of RenalGuard underway at the Cardiologico Centrino Monzino (CCM) – University of Milan; however, we have no assurance that the CCM trial will ever produce clinically significant or meaningful results or that it will be completed in a timely fashion or at all;

•                  Our RenalGuard system has only had limited testing in a clinical setting and we may need to modify it substantially in the future for it to be commercially acceptable;

•                  Any potential future modifications required to make RenalGuard commercially acceptable may result in substantial additional costs and/or market introduction delays;

•                  We are currently dependent on one principal product line, the TMR Heart Laser System, and one principal customer, Novadaq, to generate revenues for us; and

•                  We believe it is unlikely that we will be able to grow our TMR revenues in the near term and we additionally believe it is likely that over time our TMR revenues will decline, making our future prospects highly dependent on the successful commercialization of RenalGuard.

PART I

Item 1.                       Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. We also manufacture CO2 surgical laser tubes and provide contract assembly services on general purpose CO2 lasers, which we sell to a single customer on an original equipment manufacturer (“OEM”) basis.

In addition, we have begun initial commercialization in the European Union (“EU”) of our newest product, RenalGuard®. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

We received full U.S. Food and Drug Administration (“FDA”) approval to conduct our first human clinical trial utilizing RenalGuard under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, we submitted an IDE supplement to the FDA seeking approval to move from this pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin this pivotal study; however, in July 2008 we announced we were deferring commencement of this study until such time as we could successfully raise additional capital necessary to complete the study. We subsequently received full approval from the FDA to conduct our pivotal study under a trial design that would enroll 406 patients at up to 30 sites in the U.S. We need to successfully complete this study and obtain FDA pre-market approval before we are able to market RenalGuard in the U.S.

We are also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the Centro Cardiologico Monzino-University (“CCM”) in Milan, Italy. The CCM trial is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients. We hope that the data from the CCM clinical trial will enable us to raise the additional capital necessary to both start and complete the U.S. pivotal study.

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

We are establishing a distribution network in the EU with the intent to market RenalGuard for general fluid balancing applications.

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

Cardiovascular Disease and Current Therapies

According to the Heart Disease and Stroke Statistics – 2009 Update, or 2009 HSSU, which was published by the American Heart Association, an estimated 80 million Americans suffer from one or more types of cardiovascular disease, with an estimated 16.8 million suffering from coronary heart disease and 9.8 million suffering from angina pectoris (chest pain). This represents an increase over similar statistics published in the 2008 HSSU, when it was reported that an estimated 16 million Americans suffer from coronary heart disease and 9.1 million suffer from angina pectoris.

Cardiovascular disease is the leading cause of death in the U.S., resulting in approximately 34% of the 2,426,000 deaths in 2006, or 1 of every 2.9 deaths in the U.S.  The American Heart Association estimates that the direct and indirect costs of cardiovascular disease in 2009 will be approximately $475 billion.

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

Drug therapy alleviates some of the symptoms of atherosclerosis, but is often ineffective in serious cases. Angioplasty is a less invasive treatment for arteriosclerosis than bypass surgery. The most common form of angioplasty involves inserting a catheter with a balloon at the tip into a diseased artery.  By inflating the balloon at the site of blockage, the arterial plaque can be pressed against the arterial walls and reshaped, resulting in increased blood flow and decreased angina symptoms. According to the 2009 HSSU, an estimated 1,313,000 angioplasty procedures were performed in the U.S. in 2006.

Metallic stents were developed to help prevent abrupt closures that sometimes occur after angioplasty.  These stents are inserted into the artery after balloon angioplasty to hold the expanded plaque in place.  Because they are less traumatic and less costly, stenting procedures are preferred over bypass surgery when the blockages are not complicated and involve few coronary arteries.  While offering certain benefits compared to bypass surgery, some studies suggest restenosis, or the reclosure of the stented portion of the artery over time, is a serious problem.  A new generation of stents that are coated with drugs targeted at preventing restenosis have shown some success.  Studies have shown significant reduction in restenosis when these drug-eluting stents are used. However, the results of a recent clinical study, the COURAGE trial, showed that, for those patients with stable angina, there was no long term mortality difference between drug-eluting stents and medical management. Other recent clinical studies of drug-eluting stents have shown an increased risk of long term stent thrombosis complications when these devices are used.

Conventional bypass surgery involves cutting open the patient’s chest, cutting through the sternum, usually connecting the patient to a heart-lung machine, stopping the heart, attaching a vein or artery removed from another part of the patient’s body to create a bypass around the diseased blood vessel and restarting the heart. According to the 2009 HSSU, an estimated 448,000 coronary artery bypass procedures were performed on 253,000 patients in  the U.S. in 2006 (down from an estimated 469,000 bypass procedures performed on 261,000 patients in the U.S. in 2005). Certain patients, however, are not suited for bypass procedures, including some who have previously undergone bypass surgery, patients with extremely diffuse diseases, patients with vessels that are too small to graft, patients with chronic obstructive pulmonary disease, some patients with diabetes, and others who are considered too ill to survive surgery.

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

Potential Angiogenic Response Stimulator.  With additional clinical research, TMR therapy potentially could be found to be synergistic with delivered growth factors, which may prove useful in treating patients with coronary artery disease.

RenalGuard Program

Our near term focus is to (1) establish a broader distribution network in the EU and other select countries outside the EU where we can market RenalGuard, (2) assist these independent distributors in their efforts to sell RenalGuard and (3) support the investigators at the CCM as they work to complete the enrollment of patients into their clinical study and subsequently publish the data gathered from the study.

We hope that the data obtained from the CCM study will then enable us to raise sufficient additional capital to both start and complete our U.S. clinical trial of RenalGuard, which is designed to determine whether RenalGuard is safe and effective in preventing CIN in patients who have some form of pre-existing renal impairment or other significant risk factors.  We believe if we can demonstrate through clinical studies that RenalGuard is safe and effective in preventing CIN in such patients that there will be substantial markets and revenue growth prospects for our RenalGuard System.

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

We believe CIN is a major and growing problem due to the increasing number of older patients, diabetics and patients with pre-existing renal failure requiring interventional procedures that use radiographic contrast media.  It is the third most common cause of in-hospital acute renal failure. CIN is associated with increased in-hospital mortality rates, and increases in long-term mortality, major in-hospital adverse cardiac events, and risk of renal dialysis therapy.  Any of these can result in prolonged hospital stays and increased medical costs.  We believe that approximately 10% to 20% of all patients undergoing image-guided cardiology and radiology procedures are at risk of developing CIN. The estimated mortality rate for patients that develop CIN may be as high as 35%.

Potential Market Size

Based upon a market research study that was performed for us as well as other sources, we estimate that there are approximately 4 million diagnostic and interventional cardiology and radiology imaging procedures requiring the use of contrast agents that are performed annually in the U.S. alone.  Patients with other significant risk factors besides renal insufficiency, such as congestive heart failure, anemia, peripheral vascular disease, diabetes and being over the age of 75, are also at risk for developing CIN.  This population continues to grow. Specifically, the 2009 HSSU estimates that there were 171 million individuals with diabetes worldwide in 2000 and that number is projected to rise to 366 million by 2030.  Nearly 26 million people in the U.S. have chronic kidney disease (“CKD”) and another 20 million are at increased risk for CKD.

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

RenalGuard System and Therapy

RenalGuard is designed to reduce the toxic effects that contrast media can have on the kidneys, which may lead to a reduction in the incidence of CIN in at-risk patients.  RenalGuard Therapy® is based on existing published literature, including the industry-recognized PRINCE study, that supports the theory that inducing and maintaining high urine output through the kidneys allows the body to rapidly eliminate contrast, reducing its toxic effects.

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

Our RenalGuard Therapy entails the use of a standard FDA-approved loop diuretic that induces the required high urine output that is measured and in real-time replaced with an equal volume of sterile solution, such as saline, by the RenalGuard System.  This matched fluid replacement is intended to minimize the risk of over- or under-hydration, which can lead to increased patient risks, including pulmonary edema — a swelling and/or fluid accumulation in the lungs which leads to impaired gas exchange and may cause respiratory failure.

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

Development Timeline

RenalGuard is currently an investigational device in the U.S.  In December 2006, we received full FDA approval to conduct our first human clinical trial utilizing RenalGuard under an IDE. This pilot clinical trial was designed to evaluate the safety of RenalGuard and the ability of our RenalGuard System to accurately measure and balance fluid inputs and outputs on up to 40 patients undergoing a catheterization imaging procedure where contrast media would be administered.

We enrolled a total of 23 patients in this pilot study. Based upon the positive safety data collected in the study and discussions we had with the FDA, we elected to stop enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In November 2008, the FDA granted us full approval to begin our pivotal study which, if we are successful in raising the necessary additional capital in the future to commence it, will enroll 406 patients at up to 30 U.S. sites.

Other Potential Markets

We plan to focus our short-term marketing efforts on the interventional cardiovascular and radiology markets and the reduction of CIN in imaging procedures requiring the use of contrast. In addition, we believe that our RenalGuard Therapy and System may be attractive to hospitals as an automated fluid balancing system which could be used in certain intensive patient monitoring settings within the hospital, such as the ICU, or where fluid management is critical, such as in post-kidney transplant patients where the replacement of fluid losses is necessary to avoid the risk of damage to the transplanted kidney.

Current Treatment Methods for CIN

The only clinically accepted and endorsed preventive measure for patients at risk for CIN is pre- and post- procedure overnight hydration. There is currently no FDA-approved device or drug for CIN prevention. However, we believe that there are a number of other companies developing or investigating potential new CIN preventive drugs, devices and therapies.

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

Device-Based Competition

In January 2009, AngioDynamics Inc. acquired certain assets of FlowMedica, Inc., including its Benephit® CV Infusion System, which is a catheter designed to deliver drugs and/or fluid directly to the renal arteries during an interventional procedure.  This system is FDA 510(k)-cleared and CE-marked for the infusion of physician-specified agents in the peripheral vasculature.  We believe market challenges for this approach may include concerns regarding complications of direct renal intervention and the cost of the catheter.

Sales and Marketing Strategy

TMR Products – Sales Channel

On March 20, 2007, we appointed Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc., to succeed Edwards Lifesciences LLC (“Edwards”) as our exclusive U.S. distributor for the HL2 and all TMR disposable procedure kits. Outside the U.S., we have established an independent distributor network to market our TMR products, although in some areas, principally Europe, we continue to sell our TMR products directly to hospitals.

 Novadaq is a medical device company that develops and commercializes medical imaging devices for use in the operating room.  Its proprietary SPY® Intra-operative Imaging System enables cardiac surgeons to visually assess coronary bypass graft functionality during the course of open-heart surgery by means of an intravenous administration of a fluorescent imaging agent, IC-Green™, coupled with a low-level infrared laser source. We believe Novadaq will continue to market our Heart Laser System and the TMR procedure as a treatment option to be used intra-operatively by the cardiac surgeon if the SPY Imaging System shows the surgeon that a bypass graft is not adequately providing new blood flow to a specific region of the heart as intended.

Novadaq currently employs a direct sales force that is responsible for marketing our TMR products along with its SPY Imaging System, as well as other imaging related product lines Novadaq markets for non-cardiac applications.

International sales (by origin) accounted for 15% of our total revenue in 2008 and 3% in 2007.  We had no sales by origin in Canada, our jurisdiction of incorporation.

We sell our TMR products to both Novadaq and our international distributors at a discount off list price.

Marketing Programs

As the exclusive U.S. distributor of our TMR products, Novadaq determines the programs, including sale, lease, rental and usage-based offerings, that it believes will be most effective in the U.S. in selling our products to hospitals. Novadaq’s marketing efforts are directed primarily at cardiothoracic surgeons, whose influence is believed to be critical in a hospital’s decision to purchase our products.

Products and Customers

We currently sell and service one principal product line, the Heart Laser Systems, which accounted for approximately 85% and 87% of our revenues for the years ended December 31, 2008 and 2007, respectively.

Our U.S. distributor (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer and accounted for 74% and 85% of our total revenues in the years ended December 31, 2008 and 2007, respectively. We expect this sales concentration with one customer to continue for the near future.

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

Since April 1992, we have received 34 U.S. patents.  These patents have terms which expire from 2009 through 2024 and cover, among other things, laser technology to create a pulsed, fast-flow laser system, the use of a laser on a beating heart to revascularize the heart using TMR related disposable components, and the system used to time the heart’s contractions to synchronize the laser firing at the correct time.  We also have U.S. patent applications pending relating to technology used in the Heart Laser Systems and technologies associated with percutaneous myocardial revascularization.  In addition, we have two patents issued and three applications filed in the field of percutaneous valves.

In addition, we currently have nine patent applications pending at the U.S. patent office in connection with the prevention of CIN related to RenalGuard. We have international patent applications pending on seven of these RenalGuard patents, including individual patent applications pending in Canada, the EU and Japan.

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

Competition

Our only direct competitor in the TMR market at this time is CardioGenesis.  Although we do not believe it likely because of the length of time and significant cost involved to conduct the necessary human clinical trials that would be required to secure approval from the FDA to market new TMR products, other companies may enter the TMR market in the future.

CardioGenesis has received FDA approval to market its holmium laser in the U.S. to perform TMR.  CardioGenesis has also received CE Mark approval for its TMR system, which allows it to sell its product commercially in the EU.  CardioGenesis promotes the advantages it believes its TMR system provides surgeons who wish to perform minimally invasive or robotically assisted TMR procedures. It is unclear at this time how successful, if at all, CardioGenesis will be with this marketing approach or what impact its TMR products will have in terms of competing with our present Heart Laser System design.

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

The medical care products industry is characterized by extensive research efforts and rapid technological progress.  New technologies and developments are expected to continue at a rapid pace in both industry and academia.  Competition in the market for surgical lasers and for the treatment of cardiovascular disease is intense and is expected to increase.  We believe that the Heart Laser Systems must compete not only with other TMR systems, but also with medical management (drugs) and other coronary procedures (e.g., coronary bypass surgery, balloon angioplasty, atherectomy, laser angioplasty and stents, including new drug-eluting stents that may significantly reduce restenosis).  Many of the companies manufacturing these products have substantially greater resources and experience than we do. Such companies may succeed in developing products that are more effective, less invasive or less costly in treating coronary disease than the Heart Laser Systems and may be more successful than us in manufacturing and marketing their products.  No assurance can be given that our competitors or others will not succeed in developing technologies, products or procedures that are more effective than any being developed by us or that would render our technology and products obsolete or noncompetitive.  Although we will continue to work to develop new and improved products, the advent of either new devices or new pharmaceutical agents could hinder our ability to compete effectively and have a material adverse effect on our business, financial condition and results of operations.

Research and Development

Research and development expenses were $2,075,000 and $2,382,000 for the years ended December 31, 2008 and 2007, respectively.  We expect to continue to incur significant new research and development expenditures in future years. Our current and near term development efforts will be focused on advancing our RenalGuard program.

We continue to monitor technologies that may be applicable to TMR or the market for CIN prevention.  No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 16, 2009, we had 24 full-time employees worldwide, including our executive officers. Of these, seven are in general and administrative positions, two are involved in sales, five are involved in research and development, five are involved in manufacturing, four are involved in service and one is involved in quality and regulatory affairs.  We also employ two part-time employees in administration.  None of our employees are represented by a union.  We consider our relationship with our employees to be good.

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

Item 1A.     Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-K, we are not required to provide this information because we are a smaller reporting company.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

We maintain our principal executive offices and manufacturing and development operations in 24,000 square feet of leased space in Franklin, Massachusetts.  The lease on this space expires on August 31, 2009.  The total base rental payments for the eight months ending August 31, 2009 total approximately $176,000.  We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3.        Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From September 17, 1992 to November 7, 2008, our common stock traded on the NYSE Alternext Market (formerly the American Stock Exchange) (“AMEX”) under the symbol “PLC”; from November 10, 2008 to November 14, 2008, our common stock was quoted on the Pink Sheets under the symbol “PLCSF”; and since November 17, 2008, our common stock has been quoted on both the Pink Sheets and the OTC Bulletin Board (the “OTCBB”) under the symbol “PLCSF”.  On March 16, 2009, the last sale price of our common stock was $0.07 per share.

From the first quarter of 2007 through the third quarter of 2008, the following table sets forth the range of high and low sales prices for our common stock on AMEX.  For the fourth quarter of 2008, the following table sets forth the highest and lowest of (1) any sales price for our common stock on AMEX through November 7, 2008 or (2) any bid price for our common stock on the Pink Sheets or the OTCBB on and after November 10, 2008.  Any bid price listed represents inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

2007	High	Low
First Quarter	$0.65	$0.51
Second Quarter	$1.12	$0.56
Third Quarter	$0.64	$0.43
Fourth Quarter	$0.78	$0.25

2008	High	Low
First Quarter	$0.49	$0.35
Second Quarter	$0.45	$0.32
Third Quarter	$0.43	$0.06
Fourth Quarter	$0.15	$0.025

As of March 16, 2009, there were 690 record holders of our common stock.  We believe that there are approximately 6,817 beneficial owners of our common stock.

Dividends

We have never paid cash dividends.  We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	4,377,851	$0.70	2,275,795	(2)
Equity compensation plans not approved by security holders(3)	1,120,734	$0.65	—

Total	5,498,585	$0.69	2,275,795

(1)

Consists of the following equity compensation plans: (i) 1993 Formula Stock Option Plan; (ii) 1993 Stock Option Plan; (iii) 1995 Stock Option Plan; (iv) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (v) 2000 Equity Incentive Plan; and (vi) 2005 Stock Incentive Plan.

(2)	Includes 294,461 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2009.

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

This summary is based on the current provisions of the Income Tax Act (Canada), the regulations thereunder and the Canada – United States Income Tax Convention (1980), as amended (the “Tax Convention”).  This summary is not exhaustive of all possible Canadian federal income tax consequences and does not take into account provincial, territorial or foreign income tax considerations.  This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common stock and no representation with respect to Canadian federal income tax consequences to any holder of common stock is made herein.  Accordingly, prospective purchasers and holders of the common stock should consult their own tax advisers with respect to their individual circumstances.

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

Item 6.        Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K, we are not required to provide this information because we are a smaller reporting company.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On November 7, 2008, our common stock was delisted from AMEX.   Our common stock is now quoted on both the Pink Sheets and the OTCBB under the symbol “PLCSF”.

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina. We also manufacture CO2 surgical laser tubes and provide contract assembly services on general purpose CO2 lasers.

In addition, we have begun initial commercialization in the EU of our newest product, RenalGuard®. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to CIN, a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

In the U.S., we received full FDA approval to conduct our first human clinical trial utilizing RenalGuard under an IDE. This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, we submitted an IDE supplement to the FDA seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin this pivotal study; however, in July 2008 we announced we were deferring commencement of this study until such time as we could successfully raise additional capital necessary to complete the study. We subsequently received full approval from the FDA to commence our pivotal study under a trial design that would enroll 406 patients at up to 30 sites in the U.S.

We are also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the CCM in Milan, Italy; it is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients. We hope that the data from the clinical trial in Italy will enable us to raise the additional capital necessary to both start and complete the U.S. pivotal study.

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matches these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time consuming manual fluid balancing task for physicians and nurses.  We are establishing a distribution network in the EU with the intent to market RenalGuard for general fluid balancing applications.

Our U.S. distributor for the Heart Laser System (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 74% and 85% of our total revenues in the years ended December 31, 2008 and 2007, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 85% and 87% of our revenues in the years ended December 31, 2008 and 2007, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of both the current tight global credit markets and the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the U.S. market as competition for the remaining available customers increases. As such, we expect that our U.S. TMR revenues in future quarters will continue to be mostly dependent on the sale of TMR kits and service revenues.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day-to-day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling 12 month sales forecast, (3) projected future sales of OEM surgical tubes and laser assembly services as well as RenalGuard consoles and single-use sets, (4) research and development progress as measured against internal project plan objectives, (5) budget to actual financial expenditure results, (6) inventory levels (both our own and our distributors’), and (7) short term and long term projected cash flows of the business.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing 12 month sales, (2) expected future product line demand, based in part on sales forecast input received from Novadaq and our other customers, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands.  Historically, we have found our reserves to be adequate.

Accounts Receivable

Accounts receivable is stated at the amount we expect to collect from the outstanding balances.  We continuously monitor collections from customers, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $763,000 and $660,000 in the years ended December 31, 2008 and 2007, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the past two years and the related percent of total revenues were as follows:

	2008		2007
	(dollars in thousands)

Total revenues	$5,330	100%	$6,004	100%
Total cost of revenues	2,200	41	2,635	44

Gross profit	3,130	59	3,369	56
Selling, general and administrative expenses	3,164	59	3,794	63
Research and development expenses	2,075	39	2,382	40

Loss from operations	(2,109)	(39)	(2,807)	(47)
Other income	99	2	426	7

Loss before income taxes	(2,010)	(37)	(2,381)	(40)
Benefit from income taxes	70	1	14	1

Net Loss	$(1,940)	(36)%	$(2,367)	(39)%

	2008	Increase (decrease) over 2007		2007
		(dollars in thousands)

Product sales	$3,918	$(646)	(14)%	$4,564
Service fees	1,412	(28)	(2)	1,440
Total revenues	5,330	(674)	(11)	6,004

Product cost of revenues	1,526	(303)	(17)	1,829
Service fees cost of revenues	674	(132)	(16)	806
Total cost of revenues	2,200	(435)	(17)	2,635

Gross profit	3,130	(239)	(7)	3,369

Selling, general and administrative expenses	3,164	(630)	(17)	3,794
Research and development expenses	2,075	(307)	(13)	2,382
Total operating expenses	5,239	(937)	(15)	6,176
Other income	99	(327)	(77)	426

Loss before income taxes	(2,010)	371	16	(2,381)
Benefit from income taxes	70	56	400	14

Net Loss	$(1,940)	$427	18%	$(2,367)

Product Sales

 Disposable TMR kit revenues, the largest component of product sales in 2008, increased by $164,000, or 7%, in 2008 as compared to 2007.  Domestic TMR kit revenues increased $95,000 related to (1) an increase in the average selling price of TMR kits and (2) increased disposable revenue amortization.  These increases were offset in part by a decrease in the number of TMR kits sold to Novadaq.  International TMR kit revenues increased $69,000, primarily due to a higher volume of TMR kit shipments to international customers.

TMR laser revenues decreased $823,000, or 53%, in 2008 as compared to 2007. Domestic TMR laser revenues decreased $1,144,000 as a result of a (1) a decrease in the number of new TMR lasers sold and (2) a lower average selling price on the new TMR lasers sold.  International TMR laser revenues increased $321,000 due to the sale of two lasers to new customers and the sale to a hospital of a previously installed laser system.

Other product sales increased $13,000, or 2%, in 2008 as compared to 2007.  This overall increase is a result of new international RenalGuard revenues of $215,000 offset by decreases of (1) $102,000 in manufacturing contract assembly product revenues and (2) $100,000 in revenues from Edwards related to the discontinued Optiwave 980 product line.

Service Fee Revenues

Service fees decreased $28,000, or 2%, in 2008 as compared to 2007. Domestic service fees decreased $17,000 due to lower non-service contract related billings, offset in part by increased extended service contract revenues. International service fees decreased $11,000 due to decreased service billings to international customers.

Gross Profit

Gross profit was $3,130,000, or 59% of total revenues, in 2008 as compared with gross profit of $3,369,000, or 56% of total revenues, in 2007. The decrease in gross profit dollars is due to (1) a decrease in both the number and the average selling prices of new domestic TMR lasers sold, (2) a $254,000 increase in our inventory reserve, (3) a decrease in the number of domestic TMR kits sold, and (4) lower revenues from contract assembly services.  These decreases were offset in part by (1) an increase in the average selling price of domestic TMR kits, (2) an increase in international TMR lasers sold, (3) new international RenalGuard revenues, (4) higher disposable revenue amortization, and (5) a reduction in our warranty accrual.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 17% in 2008. The decrease was due to (1) lower compensation related costs, (2) reduced overall spending on sales and marketing activities related to RenalGuard, and (3) decreased corporate and legal expenditures, which in 2007 included fees incurred in connection with both the transfer of the U.S. TMR distribution agreement and the origination of RenalGuard clinical trial contracts.

Research and Development Expenses

Research and development expenditures decreased 13% in 2008. The decrease was due to (1) lower TMR-related clinical costs and (2) reduced RenalGuard product development expenditures. These decreases were offset in part by increased RenalGuard-related clinical costs incurred prior to the suspension of the U.S. pivotal trial.

Other Income

Other income decreased $327,000, or 77%, in 2008.  Interest income decreased $317,000 in 2008 due to lower average investable balances and lower interest rates on those investable balances as compared to 2007.  The total loss from foreign currency transactions increased $10,000 in 2008 from zero in 2007.

Benefit from Income Taxes

In 2008, we recorded a $70,000 benefit from income taxes due to the reversal of an income tax accrual originally recorded for a specific tax exposure, which was no longer required.  In 2007, we recorded a $14,000 benefit from income taxes resulting from an income tax refund related to the year ended December 31, 2006.

Net Loss

In 2008, our net loss decreased $427,000, or 18%, due to lower operating expenses and a benefit from income taxes offset in part by lower gross margin dollars and lower interest income.

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

	2008	% Increase Over 2007	2007
Domestic (U.S. Distributor)	1,586	1%	1,566
International	68	113	32
Total	1,654	4%	1,598

Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with open-heart bypass surgery, we believe any future growth in the number of TMR procedures will be partly dependent on the number of bypass surgeries performed in the future, which we believe are likely to remain relatively stable over the next few years.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5,026,000 as of December 31, 2008, a decrease of $3,034,000 from $8,060,000 as of December 31, 2007.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in 2008 was $2,968,000 due to our net loss, partially offset by non-cash depreciation and amortization, compensation related to stock options and a loss on retirement of equipment.  We used $29,000 for the purchase of equipment.  Additional cash of $2,000 resulted from proceeds from our employee stock purchase plan and $39,000 was used for the effect of exchange rate changes.

In the near term we do not expect that our TMR-related revenues will change significantly. Therefore we will be largely dependent on our ability to increase our revenues through the sale of our RenalGuard product into international markets. Should sales of RenalGuard not increase sufficiently, our liquidity and capital resources will be negatively impacted.

Additionally, unanticipated decreases in operating revenues, increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our TMR products would adversely impact our cash position and require further cost reductions or the need to obtain additional capital.

We believe if we have sufficient cash to continue our operations that we will incur losses at least through 2010.  In addition, we cannot be certain that we will be able to raise the additional capital necessary to start and complete the pivotal clinical trial in the U.S. that is necessary to obtain regulatory approval to market RenalGuard in the U.S., or that future sales, if any, of RenalGuard will justify these investments.  There can be no assurance that the future capital we will need to implement our business plan will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.  Should additional financing not be available on terms and conditions acceptable to us, or if we are unable to sufficiently increase sales of our products, we will need to further curtail our TMR and RenalGuard programs and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide this information because we are a smaller reporting company.

Item 8.     Financial Statements and Supplementary Data

All financial statements and other information required to be filed hereunder are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The term “internal control over financial reporting” is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of  December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  We undertake to provide a copy of our code of ethics to any person without charge, upon request to PLC Systems Inc., c/o Chief Financial Officer, 10 Forge Park, Franklin, Massachusetts 02038.  We intend to disclose waivers and amendments of provisions of the code, if any, for our principal executive officer, principal financial officer and principal accounting officer and that relate to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on our Internet website, www.plcmed.com.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Proposal 1 - Election of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance”.

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

PLC SYSTEMS INC.

Date: March 26, 2009	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Mark R. Tauscher	President, Chief Executive Officer	March 26, 2009
Mark R. Tauscher	and Director
(Principal Executive Officer)

/s/ James G. Thomasch	Chief Financial Officer	March 26, 2009
James G. Thomasch	(Principal Financial and Principal
Accounting Officer)

/s/ Edward H. Pendergast	Chairman of the Board	March 26, 2009
Edward H. Pendergast

/s/ Kevin J. Dunn	Director	March 26, 2009
Kevin J. Dunn

/s/ Benjamin L. Holmes	Director	March 26, 2009
Benjamin L. Holmes

/s/ Alan H. Magazine	Director	March 26, 2009
Alan H. Magazine

/s/ Brent Norton, M.D.	Director	March 26, 2009
Brent Norton, M.D.

/s/ Robert I. Rudko, Ph.D.	Director	March 26, 2009
Robert I. Rudko, Ph.D.

APPENDIX A

PLC SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008 and 2007

PLC SYSTEMS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

PLC Systems Inc.

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the Index at Item 15(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for each of the years in the two year period ended December 31, 2008.

/s/ Vitale, Caturano & Company, P.C.

Boston, Massachusetts
March 23, 2009

PLC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,026	$8,060
Accounts receivable, net of allowance of $20 and $23 at December 31, 2008 and 2007, respectively	802	998
Inventories, net	1,136	852
Prepaid expenses and other current assets	598	823
Total current assets	7,562	10,733
Equipment, furniture and leasehold improvements, net	160	269
Other assets	191	198
Total assets	$7,913	$11,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296	$623
Accrued compensation	525	766
Accrued other	138	326
Deferred revenue	2,405	2,096
Total current liabilities	3,364	3,811
Deferred revenue, net of current portion	1,358	2,439
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 and 30,329 shares issued and outstanding at December 31, 2008 and 2007, respectively	93,893	93,891
Additional paid in capital	474	270
Accumulated deficit	(90,838)	(88,898)
Accumulated other comprehensive loss	(338)	(313)
Total stockholders’ equity	3,191	4,950
Total liabilities and stockholders’ equity	$7,913	$11,200

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Revenues:
Product sales	$3,918	$4,564
Service fees	1,412	1,440
Total revenues	5,330	6,004

Cost of revenues:
Product sales	1,526	1,829
Service fees	674	806
Total cost of revenues	2,200	2,635

Gross profit	3,130	3,369

Operating expenses:
Selling, general and administrative	3,164	3,794
Research and development	2,075	2,382
Total operating expenses	5,239	6,176

Loss from operations	(2,109)	(2,807)

Other income	99	426
Loss before income taxes	(2,010)	(2,381)
Benefit from income taxes	70	14
Net loss	$(1,940)	$(2,367)

Basic and diluted loss per share	$(0.06)	$(0.08)

Average shares outstanding:
Basic and diluted	30,333	30,318

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2008 and 2007

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2006	30,311	$93,882	$101	$(86,531)	$(323)	$7,129
Exercise of stock options	13	7	—	—	—	7
Issuance of common stock	5	2	—	—	—	2
Stock based compensation	—	—	169	—	—	169
Comprehensive income:
Net loss	—	—	—	(2,367)	—	(2,367)
Foreign currency translation, net	—	—	—	—	10	10
Total comprehensive loss						(2,357)

Balance, December 31, 2007	30,329	93,891	270	(88,898)	(313)	4,950
Issuance of common stock	22	2	—	—	—	2
Stock based compensation	—	—	204	—	—	204
Comprehensive income:
Net loss	—	—	—	(1,940)	—	(1,940)
Foreign currency translation, net	—	—	—	—	(25)	(25)
Total comprehensive loss						(1,965)

Balance, December 31, 2008	30,351	$93,893	$474	$(90,838)	$(338)	$3,191

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Operating activities:
Net loss	$(1,940)	$(2,367)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	111	109
Compensation expense from stock options	204	169
Loss on retirement of equipment	34	—
Change in assets and liabilities:
Accounts receivable	206	(80)
Inventory	(284)	403
Prepaid expenses and other assets	225	(231)
Accounts payable	(327)	167
Deferred revenue	(769)	(347)
Accrued liabilities	(428)	374
Net cash used for operating activities	(2,968)	(1,803)

Investing activities:
Maturity of short-term investments	—	4,000
Purchase of equipment	(29)	(200)
Net cash provided by (used for) investing activities	(29)	3,800

Financing activities:
Net proceeds from exercise of stock options	—	7
Net proceeds from issuance of common stock	2	2
Net cash provided by financing activities	2	9

Effect of exchange rate changes on cash and cash equivalents	(39)	20
Net increase (decrease) in cash and cash equivalents	(3,034)	2,026

Cash and cash equivalents at beginning of year	8,060	6,034
Cash and cash equivalents at end of year	$5,026	$8,060

Supplemental disclosure of cash flow information
Cash refunded during the year for:
Income taxes	$—	$14
Interest	—	—

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

In addition, the Company has begun initial commercialization in the European Union (“EU”) of its newest product, RenalGuard®. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, the Company believes the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

The Company received full U.S. Food and Drug Administration (“FDA”) approval to conduct its first human clinical trial utilizing RenalGuard under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  The Company enrolled 23 patients in its pilot clinical trial and subsequently received full FDA approval to conduct a pivotal study evaluating both the safety and effectiveness of RenalGuard.  This approved pivotal trial is designed to enroll 406 patients at up to 30 sites in the U.S.  The Company does not intend to commence this pivotal study until it is able to secure sufficient additional capital to complete the study.

The Company is also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the Centro Cardiologico Monzino-University (“CCM”) in Milan, Italy. The CCM trial is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients.  The Company hopes that the data from the CCM clinical trial will enable it to raise the additional capital necessary to both start and complete the U.S. pivotal study.

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

The Company is establishing a distribution network in the EU with the intent to market RenalGuard for general fluid balancing applications.

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2008 and 2007 consist of an overnight sweep to repurchase agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and short-term investments and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents and short-term investments in high-quality financial instruments.  At December 31, 2008 and 2007, the majority of the cash and cash equivalents balance was invested with a single financial institution.

The Company has a concentration of credit risk due to its exclusive TMR supply arrangements with Novadaq and formerly with Edwards.  Novadaq accounted for 69% and 94% of the Company’s net accounts receivable at December 31, 2008 and 2007, respectively.  Novadaq also accounted for 74% and 85% of the Company’s revenues for the years ended December 31, 2008 and 2007, respectively.  Collateral is not required on sales to Novadaq.

Concentration of Revenues

Approximately 85% and 87% of the Company’s revenues for the years ended December 31, 2008 and 2007, respectively, were derived from the sales and service of its Heart Laser System.

Accounts Receivable

Accounts receivable is stated at the amount the Company expects to collect from the outstanding balances.  The Company continuously monitors collections from customers, its principal customer being Novadaq, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified.  Historically, the Company has not experienced significant losses related to its accounts receivable.  Collateral is generally not required. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  Accrued warranty costs were $10,000 and $60,000 at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, the warranty liability related to potential pre-existing warranties was reduced by $50,000.  There were no changes to the warranty accrual during the year ended December 31, 2007.

Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $763,000 and $660,000 in the years ended December 31, 2008 and 2007, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

Income Taxes

The Company follows the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting For Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Research and Development

Research and development costs are expensed as incurred.

Loss per Share

In 2008 and 2007, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

For the years ended December 31, 2008 and 2007, 5,499,000 and 5,298,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)
Basic and diluted:
Net loss	$(1,940)	$(2,367)
Weighted average shares outstanding	30,333	30,318

Basic and diluted loss per share	$(0.06)	$(0.08)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified-prospective transition method, which did not require restatement of prior period results.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No.157 did not have a material impact on the Company’s financial condition and results of operations. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company adopted FSP 157-2 on January 1, 2009, primarily for its identifiable intangible assets, and does not expect this standard to have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  On January 1, 2008, the Company adopted SFAS No. 159, which did not have a material effect on its results of operations or financial condition.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3.             Inventories

Inventories consist of the following at December 31 (in thousands):

	2008	2007
Raw materials	$573	$560
Work in process	154	151
Finished goods	409	141
	$1,136	$852

At December 31, 2008 and 2007, inventories are stated net of a specific obsolescence allowance of $808,000 and $524,000, respectively.

4.             Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2008	2007
Equipment	$1,203	$1,220
Office furniture and fixtures	218	218
Leasehold improvements	349	349
	1,770	1,787
Less accumulated depreciation and amortization	1,610	1,518
	$160	$269

Depreciation expense was $104,000 and $98,000 for the years ended December 31, 2008 and 2007, respectively.

5.             Stockholders’ Equity

At December 31, 2008, there were 7,774,000 shares of authorized but unissued common stock reserved for issuance under the Company’s stock option plans and employee stock purchase plan.

The Company has unlimited authorized shares of preferred stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations in the preferred stock at the time of issuance.

The Company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future.

6.      Stock Based Compensation

Stock Option Plans

In May 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan has replaced the 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan and 2000 Non-Qualified Performance and Retention Equity Plan (collectively, the “Previous Plans”), under which no further awards can be granted.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

On June 18, 2008, the Company’s shareholders approved an amendment increasing the number of shares of common stock authorized for issuance under the 2005 Plan by an additional 2,000,000 shares.  The number of stock options that may be granted under the 2005 Plan is now equal to 4,156,175 shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus such number of shares as may become available under the Previous Plans after the date of the adoption of the 2005 Plan, which may not exceed 2,535,492 additional shares.  Incentive stock options are issuable only to employees of the Company, while non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. The options granted under the Previous Plans and the 2005 Plan become exercisable either immediately upon grant, or ratably over one to four years from the date of grant, and expire ten years from the date of grant.  Under the 2005 Plan, the per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.  The 2005 Plan provides that the Company may not grant non-qualified stock options at an exercise price less than 85% of the fair market value of the Company’s common stock.

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

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	4,767	$1.05
Granted	618	0.64
Exercised	(13)	0.47
Forfeited	(8)	0.75
Expired	(66)	4.74
Outstanding, December 31, 2007	5,298	$0.96
Granted	549	0.37
Exercised	—	—
Forfeited	(70)	0.58
Expired	(278)	5.22
Outstanding, December 31, 2008	5,499	$0.69	5.43	—
Exercisable, December 31, 2008	4,531	$0.73	4.71	—

	2008	2007
Intrinsic value of options exercised during the year	—	$2
Total fair value of shares vested during the year	$189	$124

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

The following table summarizes unvested option activity during the years ended December 31, 2008 and 2007:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)
Unvested, December 31, 2006	531	$0.51
Granted	618	0.44
Vested	(251)	0.50
Forfeited	(3)	0.50
Unvested, December 31, 2007	895	$0.47
Granted	549	0.25
Vested	(425)	0.45
Forfeited	(51)	0.40
Unvested, December 31, 2008	968	$0.35

SFAS No. 123R

The Company records stock based compensation pursuant to SFAS No. 123R.  The Company recorded compensation expense of $204,000 and $169,000 in the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company had $236,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.4 years.

The weighted average fair value of options issued during the years ended December 31, 2008 and 2007 were estimated using the Black-Scholes model.

Year Ended December 31,
	2008	2007
Expected life (years)	5.50-6.00	5.50-6.00
Interest rate	2.92-3.55%	4.62-5.20%
Volatility	63.9-73.6%	74.7-77.4%
Expected dividend yield	None	None
Value of option granted	$0.22-0.27	$0.43-0.45

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

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

21,612 shares of common stock in 2008 and 5,179 shares of common stock in 2007 at average prices of $0.08 and $0.47 per share, respectively.  At December 31, 2008, 294,461 shares were reserved for future issuance under the Purchase Plan.

7.             Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2009. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2008, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2009	$176

Total rent expense was $253,000 in both 2008 and 2007.

Bonus Commitment

The Company has a bonus plan for substantially all employees calculated based on predetermined Company milestones and targets.  The Board of Directors has the discretion to adjust the bonus amounts prior to approval and payment. At December 31, 2008 and 2007, $16,000 and $277,000 of bonuses were accrued on the accompanying Consolidated Balance Sheets.

8.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2008	2007
Net U.S. operating loss carryforwards	$21,333	$20,747
Net foreign operating loss carryforwards	417	451
Accrued expenses and reserves	774	735
Tax credits	1,273	1,170
Other	1,561	1,797

Total deferred tax assets	25,358	24,900
Valuation allowance	(25,358)	(24,900)

Net deferred tax assets	$—	$—

The valuation allowance increased by approximately $458,000 in 2008 primarily due to a net loss and the reversal of temporary differences associated with deferred revenue in 2008. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset of $25,358,000.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Loss before taxes consisted of the following (in thousands):

	2008	2007
Domestic	$(1,789)	$(1,948)
Foreign	(151)	(419)
	$(1,940)	$(2,367)

Benefit from income taxes computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2008	2007
Statutory income tax benefit	$660	$805
Unbenefited U.S. losses	(539)	(648)
Unbenefited foreign losses	(51)	(143)
Benefit from income taxes	$70	$14

At December 31, 2008, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $53 million, which expire at various dates through 2028.  At December 31, 2008, $93,000 of federal and state net operating loss carryforwards related to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized.  At December 31, 2008, the Company had federal and state research and development credit carryforwards of $784,000 and $489,000, respectively, which will expire at various dates through 2028 for federal income tax purposes and through 2023 for state income tax purposes.  In addition, the Company had foreign net operating loss carryforwards of approximately $1,044,000.

Under the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.  Any carryforwards that will expire prior to utilization as the result of any limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

At December 31, 2007, the Company maintained a reserve of $70,000 for certain identified income tax exposure.  During the year ended December 31, 2008, the reserve was reversed, as it was no longer required for the specific tax exposure.  As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits was $0.  The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2008 and 2007, the Company had no accrued interest or tax penalties recorded.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2005 through 2007 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment. The open examination periods for the Company’s foreign jurisdictions range from 1998 through 2007.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9.             Segment Information

The Company operates in one industry segment - the development, manufacture and sale of medical lasers and related products. Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2008
Net sales	$4,550	$780	$5,330

2007
Net sales	$5,817	$187	$6,004

All of the Company’s long-lived assets are located in North America.

Schedule II

PLC SYSTEMS INC.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
For the Year Ended December 31, 2008 Allowance for Doubtful Accounts	$23,000	$10,000	$13,000	$20,000

For the Year Ended December 31, 2007 Allowance for Doubtful Accounts	$51,000	$(8,000)	$20,000	$23,000

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.9#

Form of Stock Option Grant Letter to Non-Employee Directors of the Registrant under the Registrant’s 1995 Stock Option Plan, 1997 Executive Stock Option Plan and 2000 Equity Incentive Plan, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, as previously filed with the Securities and Exchange Commission.

Exhibit Number	Description of Document
10.10#	2005 Stock Incentive Plan, as amended, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.11#

Form of Stock Option Grant Letter for Employees of the Registrant under the Registrant’s 2005 Stock Incentive Plan used prior to June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.12#

Form of Stock Option Grant Letter for Employees of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.13#

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the Registrant’s 2005 Stock Incentive Plan used prior to June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

10.14#

Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the Registrant’s 2005 Stock Incentive Plan used beginning June 18, 2008, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.15#

Employment Agreement dated November 4, 1999 between PLC Medical Systems, Inc. and James G. Thomasch, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.16*#	Amendment dated June 18, 2008 to Employment Agreement between PLC Medical Systems, Inc. and James G. Thomasch.

10.17#

Employment Agreement dated December 22, 1999 between PLC Medical Systems, Inc. and Mark R. Tauscher, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000, as previously filed with the Securities and Exchange Commission.

10.18*#	Amendment dated June 18, 2008 to Employment Agreement between PLC Medical Systems, Inc. and Mark R. Tauscher.

10.19#

Terms of Employment dated October 28, 2003 between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, as previously filed with the Securities and Exchange Commission.

10.20#

Amendment dated March 15, 2005 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko, incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

10.21*#	Modifications effective as of April 1, 2008 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko.

10.22*#	Amendment dated June 18, 2008 to Terms of Employment between PLC Medical Systems, Inc. and Dr. Robert I. Rudko.

10.23+

Distribution Agreement, dated January 9, 2001, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005, as previously filed with the Securities and Exchange Commission.

Exhibit Number	Description of Document
10.24

Shareholders Agreement, dated January 9, 2001, by and between the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, as previously filed with the Securities and Exchange Commission.

10.25+

Distribution Agreement by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated February 24, 2004, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.26+

Contribution, Development and Manufacturing Agreement by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC dated as of February 24, 2004, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.27

First Amendment to Distribution Agreement entered into as of February 24, 2004 by and among Edwards Lifesciences LLC, the Registrant and PLC Medical Systems, Inc., incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.28

First Amendment to Shareholders Agreement entered into as of February 24, 2004 by and between Edwards Lifesciences Corporation and the Registrant, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as previously filed with the Securities and Exchange Commission.

10.29+

Supply Agreement, dated March 9, 2006, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.30+

Letter Agreement, dated March 9, 2006, between the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.31

Second Amendment to Shareholders Agreement, dated April 6, 2006, by and among the Registrant and Edwards Lifesciences Corporation, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as previously filed with the Securities and Exchange Commission.

10.32+

Distribution Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc., Novadaq Technologies Inc. and Novadaq Corp., incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, as previously filed with the Securities and Exchange Commission.

10.33

Letter Agreement, dated March 20, 2007, by and among the Registrant, PLC Medical Systems, Inc. and Edwards Lifesciences LLC, incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, as previously filed with the Securities and Exchange Commission.

10.34*#	Compensatory Arrangements with Executive Officers.

10.35*#	Compensatory Arrangements with Non-Employee Directors.

10.36*#	Severance Arrangements with Executive Officers.

Exhibit Number	Description of Document
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Vitale, Caturano & Company, P.C.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this annual report on Form 10-K for the year ended December 31, 2007.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.