Form 10-Q
period 2009-03-31
PLC SYSTEMS INC
filed 2009-05-14
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.    Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,319	$5,026
Accounts receivable, net of allowance of $21 and $20 at March 31, 2009 and December 31, 2008, respectively	534	802
Inventories, net	1,030	1,136
Prepaid expenses and other current assets	531	598
Total current assets	6,414	7,562
Equipment, furniture and leasehold improvements, net	134	160
Other assets	190	191
Total assets	$6,738	$7,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177	$296
Accrued compensation	465	525
Accrued other	174	138
Deferred revenue	1,961	2,405
Total current liabilities	2,777	3,364
Deferred revenue	1,085	1,358
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of both March 31, 2009 and December 31, 2008	93,893	93,893
Additional paid in capital	528	474
Accumulated deficit	(91,196)	(90,838)
Accumulated other comprehensive loss	(349)	(338)
Total stockholders’ equity	2,876	3,191
Total liabilities and stockholders’ equity	$6,738	$7,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product sales	$1,259	$806
Service fees	308	362
Total revenues	1,567	1,168

Cost of revenues:
Product sales	411	220
Service fees	201	185
Total cost of revenues	612	405
Gross profit	955	763

Operating expenses:
Selling, general and administrative	1,085	970
Research and development	229	608
Total operating expenses	1,314	1,578
Loss from operations	(359)	(815)
Other income, net	1	53
Net loss	$(358)	$(762)
Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	30,351	30,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(358)	$(762)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	27	25
Compensation expense from stock options	54	49
Change in assets and liabilities:
Accounts receivable	270	302
Inventory	107	(581)
Prepaid expenses and other assets	67	(37)
Accounts payable	(119)	58
Deferred revenue	(716)	(159)
Accrued liabilities	(24)	(100)
Net cash used for operating activities	(692)	(1,205)

Investing activities:
Purchase of equipment	—	(27)
Net cash used for investing activities	—	(27)

Effect of exchange rate changes on cash and cash equivalents	(15)	12
Net decrease in cash and cash equivalents	(707)	(1,220)
Cash and cash equivalents at beginning of period	5,026	8,060
Cash and cash equivalents at end of period	$4,319	$6,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The Company has received full U.S. Food and Drug Administration (“FDA”) approval to conduct a pivotal human clinical trial of RenalGuard evaluating its safety and effectiveness in preventing CIN.  This trial is required to support a pre-market approval application which must be approved by the FDA before the Company can market RenalGuard in the U.S. The Company does not intend to commence this pivotal study until it is able to secure sufficient additional capital to complete the study.

The Company is also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the Centro Cardiologico Monzino-University of Milan (“CCM”) in Milan, Italy. The CCM trial is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients.  The Company hopes that the data from the CCM clinical trial will enable it to raise the additional capital necessary to both start and complete the U.S. pivotal study.

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard SystemTM consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels.  RenalGuard operates by first collecting and measuring patient urine outputs and then, in real-time, precisely matching those urine outputs with a prescribed replacement fluid by means of intravenous infusion.  With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time consuming manual fluid balancing task for physicians and nurses.

The Company is establishing a distribution network in the EU with the intent to market RenalGuard for general fluid balancing applications.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2009 and December 31, 2008, inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$403	$573
Work in progress	102	154
Finished goods	525	409
	$1,030	$1,136

At March 31, 2009 and December 31, 2008, inventories are stated net of a specific obsolescence allowance of $800,000 and $808,000, respectively.

4.                                      Stock-Based Compensation

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

Options granted during 2008 vest ratably annually over a three year period for employees and ratably quarterly over a one year period for non-employee directors.  There were no stock options granted during the three months ended March 31, 2009.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding, December 31, 2008	5,499	$0.69	5.43
Granted	—	—
Exercised	—	—
Forfeited	(88)	0.53
Expired	(35)	3.29
Outstanding, March 31, 2009	5,376	$0.70	5.30
Exercisable, March 31, 2009	4,525	$0.70	4.53

The following table summarizes unvested option activity during the three months ended March 31, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)

Unvested, December 31, 2008	968	$0.35
Granted	—	—
Vested	(29)	0.28
Forfeited	(88)	0.36
Unvested, March 31, 2009	851	0.36

SFAS No. 123(R)

The Company records stock based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment”.  The Company recorded compensation expense of $54,000 and $49,000 in the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company had $182,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.2 years.

There were no options granted in the three months ended March 31, 2009 or 2008.

The expected life was calculated in 2008 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the over-the-counter market on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 21,612 shares of common stock in 2008 at an average price of $0.08 per share.  There was no purchase activity in the three months ended March 31, 2009.  At March 31, 2009, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $269,000 and $180,000 in the three months ended March 31, 2009 and 2008, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

6.                                      Loss per Share

In the three months ended March 31, 2009 and 2008, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended March 31, 2009 and 2008, 5,376,000 and 5,298,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2009	2008

Basic and diluted:
Net loss	$(358)	$(762)
Weighted average shares outstanding	30,351	30,329
Basic and diluted loss per share	$(0.01)	$(0.03)

7.                                      Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2009 and 2008 amounted to $368,000 and $758,000, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

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

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers and RenalGuard consoles and single-use sets on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$10	$60
Change in liability for warranties	20	—
Balance, end of period	$30	$60

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based upon current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to:

•                  We expect to incur significant net losses in future quarters, at least through 2010;

•                  We may be unable to raise needed capital to implement our business plan and/or continue our operations in the future;

•                  We may never be able to commence our U.S. pivotal clinical trial to study RenalGuard to determine if it is safe and effective in preventing CIN;

•                  We may never be successful in obtaining pre-market approval from the FDA to market RenalGuard in the U.S.;

•                  We may never be successful in establishing a broad distribution channel for RenalGuard in the EU, and any distribution channel we may establish may never generate sufficient sales for us to attain profitability;

•                  Our ability to effectively market RenalGuard in the EU is largely dependent on obtaining favorable results from an outside sponsored clinical trial of RenalGuard underway at the Centro Cardiologico Monzino — University of Milan (CCM); however, we have no assurance that the CCM trial will ever produce clinically significant or meaningful results or that it will be completed in a timely fashion or at all;

•                  Our RenalGuard System has only had limited testing in a clinical setting and we may need to modify it substantially in the future for it to be commercially acceptable;

•                  Any potential future modifications required to make RenalGuard commercially acceptable may result in substantial additional costs and/or market introduction delays;

•                  We are currently dependent on one principal product line, the Heart Laser System, and one principal customer, Novadaq, to generate revenues for us; and

•                  We believe it is unlikely that we will be able to grow our TMR revenues in the near term and we additionally believe it is likely that over time our TMR revenues will decline,

making our future prospects highly dependent upon the successful commercialization of RenalGuard.

Overview

On November 7, 2008, our common stock was delisted from the NYSE Alternext Market (formerly the American Stock Exchange).  Our common stock is now quoted on both the OTC Bulletin Board and the Pink Sheets under the symbol “PLCSF”.

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  We pioneered and manufacture the Heart Laser System that cardiac surgeons use to perform TMR to alleviate symptoms of severe angina. We also manufacture CO2 surgical laser tubes and provide contract assembly services on general purpose CO2 lasers.

In addition, we have begun initial commercialization in the EU of our newest product, RenalGuard. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to CIN, a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

In the U.S., we received full FDA approval to conduct our first human clinical trial utilizing RenalGuard under an investigational device exemption (“IDE”). This pilot clinical trial was designed to evaluate the safety of RenalGuard and its ability to accurately measure and balance fluid inputs and outputs on patients undergoing a catheterization imaging procedure where contrast media would be administered.  In February 2008, we submitted an IDE supplement to the FDA seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In March 2008, the FDA granted us conditional approval to begin this pivotal study; however, in July 2008, we announced we were deferring commencement of this study until such time as we could successfully raise additional capital necessary to complete the study. We subsequently received full approval from the FDA to commence our pivotal study under a trial design that would enroll 406 patients at up to 30 sites in the U.S.

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

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then, in real-time, precisely matching those urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time consuming manual fluid balancing task for physicians and nurses.  We are establishing a distribution network in the EU with the intent to market RenalGuard for general fluid balancing applications.

Our U.S. distributor for the Heart Laser System (Novadaq currently and Edwards prior to March 20, 2007) is our largest customer, accounting for 56% of our total revenues in the three months ended March 31, 2009 and 74% in the year ended December 31, 2008, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 75% of our revenues in the three months ended March 31, 2009 and 85% in the year ended December 31, 2008 came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of both the current tight global credit markets and the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the U.S. market as competition for the remaining available customers increases. As such, we expect that our U.S. TMR revenues in future quarters will continue to be mostly dependent upon the sale of TMR kits and service revenues.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day-to-day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected U.S. TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling 12 month sales forecast, (3) projected future sales of OEM surgical tubes and laser assembly services as well as RenalGuard consoles and single-use sets, (4) research and development progress as measured against internal project plan objectives, (5) budget to actual financial expenditure results, (6) inventory levels (both our own and our distributors’), and (7) short term and long term projected cash flows of the business.

Critical Accounting Policies and Estimates

Our financial statements are based upon the application of significant accounting policies, many of which require us to make significant estimates and assumptions (see Note 2 to the Consolidated Financial Statements).  We believe that the following are some of the more material judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand taking into consideration factors such as (1) actual trailing 12 month sales, (2) expected future product line demand, based in part upon sales forecast input received from Novadaq and our other customers, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands.  Historically, we have found our reserves to be adequate.

Accounts Receivable

Accounts receivable is stated at the amount we expect to collect from the outstanding balances.  We continuously monitor collections from customers, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of lasers and RenalGuard consoles and single-use sets on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”. We determined that a seven year timeframe was the most appropriate amortization period based on a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $269,000 and $180,000 in the three months ended March 31, 2009 and 2008, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Results of Operations

Results for the three months ended March 31, 2009 and 2008 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Total revenues	$1,567	100%	$1,168	100%
Total cost of revenues	612	39	405	35
Gross profit	955	61	763	65
Selling, general & administrative	1,085	69	970	83
Research & development	229	15	608	52
Total operating expenses	1,314	84	1,578	135
Loss from operations	(359)	(23)	(815)	(70)
Other income	1	—	53	5
Net loss	$(358)	(23)%	$(762)	(65)%

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	over 2008
	$	$	$	%
	(dollars in thousands)
Product sales	$1,259	$806	$453	56%
Service fees	308	362	(54)	(15)
Total revenues	1,567	1,168	399	34
Product cost of sales	411	220	191	87
Service fees cost of sales	201	185	16	9
Total cost of revenues	612	405	207	51
Gross profit	955	763	192	25
Selling, general & administrative expenses	1,085	970	115	12
Research & development expenses	229	608	(379)	(62)
Total operating expenses	1,314	1,578	(264)	(17)
Loss from operations	(359)	(815)	456	56
Other income	1	53	(52)	(98)
Net loss	$(358)	$(762)	$404	53%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended March 31, 2009, increased by $67,000, or 12%, as compared to the three months ended March 31, 2008.  Domestic TMR kit revenues increased $72,000 as a result of $89,000 in increased disposable revenue amortization and $18,000 attributable to an increase in the average selling price of TMR kits, offset by a $35,000 revenue decrease attributable to a lower volume of TMR kits sold to Novadaq.  International kit revenues decreased by $5,000 in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

TMR laser revenues increased $120,000, or 95%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. International TMR laser revenues increased $220,000 due to the sale of one new Heart Laser System for $246,000, offset in part by a decrease in other international TMR laser revenues of $26,000.  Domestic TMR laser revenues decreased by $100,000 as a result of no new Heart Laser Systems being shipped domestically this quarter.

Other product sales increased $266,000, or 218%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  International other product sales increased $302,000 as a result of the sale of certain third party equipment we were required to supply along with the international Heart Laser System that we recorded as revenue in the first quarter of 2009. OEM manufacturing contract assembly product revenues increased $35,000, while international RenalGuard revenues decreased by $71,000.

Service Fee Revenues

Service fees decreased $54,000, or 15%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Domestic service fees decreased $53,000 as a result of lower billable service calls, offset in part by increased spare part sales and higher extended service contract revenues. International service fees decreased $1,000.

Gross Profit

Gross profit was $955,000, or 61% of total revenues, in the three months ended March 31, 2009 as compared with gross profit of $763,000, or 65% of total revenues, in the three months ended March 31, 2008. The increase in gross profit dollars is due to (1) the international sale of a Heart Laser System and other third party equipment as discussed above, (2) higher TMR disposable kit amortization and (3) an increase in the domestic average selling price of TMR kits.  These increases were offset in part by (1) the decrease in RenalGuard sales, (2) a decrease in service fees, (3) a lower volume of TMR kits sold to Novadaq and (4) higher unabsorbed period overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 12% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase was due to higher sales expenses associated with the sale of the Heart Laser System and third party equipment we supplied during the first quarter of 2009, which together totaled $269,000.  This increase was offset in part by lower compensation related costs.

Research and Development Expenses

Research and development expenditures decreased 62% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was due to (1) lower RenalGuard clinical trial costs resulting from the suspension of the U.S. pivotal study and (2) reduced RenalGuard product development expenditures.

Other Income

Other income decreased $52,000, or 98%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This decrease is a result of lower interest income due to lower average investable balances and lower interest rates on those investable balances.

Net Loss

In the three months ended March 31, 2009, our net loss decreased $404,000, or 53%, due to (1) lower operating expenses and (2) higher gross margin dollars, offset in part by lower interest income.

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

Disposable kit shipments to end users were as follows:

	Three Months Ended March 31,
	2009	2008	% Increase (Decrease) Over 2008
Domestic (by U.S. Distributor)	332	375	(11)
International	15	15	—
Total	347	390	(11)

Because a significant number of the total TMR procedures performed each year by cardiac surgeons are done in combination with open-heart bypass surgery, we believe any future growth in the number of TMR procedures will be partly dependent upon the number of bypass surgeries performed in the future, which we believe have the potential to grow modestly over the next few years.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4,319,000 as of March 31, 2009, a decrease of $707,000 from $5,026,000 as of December 31, 2008.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months.

Cash used for operating activities in the three months ended March 31, 2009 was $692,000 due to our net loss, partially offset by non-cash depreciation and amortization and compensation related to stock options.  The effect of exchange rate changes resulted in a $15,000 use of cash.

In the near term we do not expect that our TMR-related revenues will change significantly. Therefore we will be largely dependent upon our ability to increase our revenues through the sale of our RenalGuard product into international markets. Should sales of RenalGuard not increase sufficiently, our liquidity and capital resources will be negatively impacted.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A.       Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-Q, we are not required to provide this information because we are a smaller reporting company.

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

PLC SYSTEMS INC.

Date: May 14, 2009	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.