Form 10-Q
period 2009-06-30
PLC SYSTEMS INC
filed 2009-08-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,550	$5,026
Accounts receivable, net of allowance of $27 and $20 at June 30, 2009 and December 31, 2008, respectively	939	802
Inventories, net	978	1,136
Prepaid expenses and other current assets	532	598
Total current assets	5,999	7,562
Equipment, furniture and leasehold improvements, net	110	160
Other assets	189	191
Total assets	$6,298	$7,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$296
Accrued compensation	372	525
Accrued other	161	138
Deferred revenue	2,035	2,405
Total current liabilities	2,790	3,364
Deferred revenue	907	1,358
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of both June 30, 2009 and December 31, 2008	93,893	93,893
Additional paid in capital	541	474
Accumulated deficit	(91,503)	(90,838)
Accumulated other comprehensive loss	(330)	(338)
Total stockholders’ equity	2,601	3,191
Total liabilities and stockholders’ equity	$6,298	$7,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$864	$1,032	$2,123	$1,838
Service fees	356	278	664	640
Total revenues	1,220	1,310	2,787	2,478

Cost of revenues:
Product sales	337	423	748	643
Service fees	126	150	327	335
Total cost of revenues	463	573	1,075	978
Gross profit	757	737	1,712	1,500

Operating expenses:
Selling, general and administrative	880	831	1,965	1,801
Research and development	185	602	414	1,210
Total operating expenses	1,065	1,433	2,379	3,011
Loss from operations	(308)	(696)	(667)	(1,511)
Other income, net	1	25	2	78
Net loss	$(307)	$(671)	$(665)	$(1,433)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	30,351	30,330	30,351	30,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2009	2008
Operating activities:
Net loss	$(665)	$(1,433)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	52	50
Compensation expense from stock options	67	97
Loss on retirement of equipment	—	35
Change in assets and liabilities:
Accounts receivable	(147)	217
Inventory	158	(566)
Prepaid expenses and other assets	66	152
Accounts payable	(74)	(319)
Deferred revenue	(821)	(515)
Accrued liabilities	(130)	(253)
Net cash used for operating activities	(1,494)	(2,535)

Investing activities:
Purchase of equipment	—	(27)
Net cash used for investing activities	—	(27)

Financing Activities:
Net proceeds from issuance of common stock	—	1

Effect of exchange rate changes on cash and cash equivalents	18	7
Net decrease in cash and cash equivalents	(1,476)	(2,554)
Cash and cash equivalents at beginning of period	5,026	8,060
Cash and cash equivalents at end of period	$3,550	$5,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

In addition, the Company has begun initial commercialization, primarily in the European Union (“EU”), of its newest product, RenalGuard®. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, the Company believes the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

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

The Company is also supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the Centro Cardiologico Monzino-University of Milan (“CCM”) in Milan, Italy. The CCM trial is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients.  The Company hopes that the data from the CCM clinical trial will enable it to raise the additional capital necessary to both start and complete the U.S. pivotal study.  The Company has recently been advised that another investigator-sponsored clinical trial of RenalGuard is ongoing at the Clinica Medeterranea in Naples, Italy.

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

The Company is establishing a distribution network with the intent to market RenalGuard for general fluid balancing applications.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

3.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2009 and December 31, 2008, inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$397	$573
Work in progress	4	154
Finished goods	577	409
	$978	$1,136

At June 30, 2009 and December 31, 2008, inventories are stated net of a specific obsolescence allowance of $800,000 and $808,000, respectively.

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

The Company grants stock options to its non-employee directors.  New non-employee directors receive an initial grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in quarterly installments over three years.  Once the initial grant has fully vested, non-employee directors (other than the Chairman of the Board) receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 30,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

On April 21, 2009, the Board of Directors approved an option exchange program pursuant to which current employees and directors were offered the opportunity to exchange outstanding options to purchase shares of common stock of the Company that had an exercise price of $0.30 or greater per share for new options to purchase shares of common stock. The exchange offer commenced on April 22, 2009 and expired on May 19, 2009.

Pursuant to the exchange offer, options to purchase a total of 5,175,000 shares of common stock with exercise prices ranging from $0.37 to $2.78 per share were canceled in exchange for options to purchase 5,175,000 shares of common stock at an exercise price of $0.24 per share. The exchange offer resulted in an incremental compensation of $170,000 to be recognized over the vesting period of the new option grants. All options tendered under the exchange program, which were previously granted to employees and directors under the Company’s 1993 Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan, 2000 Non-Qualified Performance and Retention Equity Plan and the 2005 Plan, were replaced with new options granted under the 2005 Plan.  Options granted to employees pursuant to the option exchange program vest one-third on the one-year anniversary of the new option grant and an additional one-twelfth for each successive three month period following the one-year anniversary of the new option grant and expire five years from the date of grant.  Options granted to non-employee directors pursuant to the option exchange program vest ratably quarterly over a one year period and expire five years from the date of grant. In addition, other options to purchase a total of 75,000 shares were granted to certain directors in 2009. These options vest ratably quarterly over a one year period and expire five years from the date of grant or they vest ratably quarterly over a three year period and expire ten years from the date of grant.  As of June 30, 2009, there were 999,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	5,499	$0.69	5.43
Granted	5,250	0.24
Exercised	—	—
Forfeited	(183)	0.86
Expired	(81)	2.38
Canceled	(5,175)	0.65
Outstanding, June 30, 2009	5,310	$0.25	4.95	$259
Exercisable, June 30, 2009	43	$1.17	1.72	—

The fair value of shares vested during the six months ended June 30, 2009 was $76,000.

The following table summarizes unvested option activity during the six months ended June 30, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)

Unvested, December 31, 2008	968	$0.35
Granted	5,250	0.18
Vested	(169)	0.45
Forfeited/Expired/Canceled	(782)	0.34
Unvested, June 30, 2009	5,267	0.18

SFAS No. 123(R)

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment”.  The Company recorded compensation expense of $13,000 and $67,000 in the three and six months ended June 30, 2009, respectively, as compared to $48,000 and $97,000 in the three and six months ended June 30, 2008, respectively.  As of June 30, 2009, the Company had $327,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.6 years.

The weighted average fair value of options issued during the three and six months ended June 30, 2009 was estimated using the Black-Scholes model.

Three and Six Months Ended June 30, 2009
Expected life (years)	1.00-5.50
Interest rate	0.47%-2.75%
Volatility	1.03%-205.2%
Expected dividend yield	None
Value of option granted	$0.13-$0.23

The expected life was calculated in 2009 and 2008 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing stock price on the last business day of the relevant plan period.  The Company’s stock trades in the over-the-counter market and, as such, the last sale price of the Company’s stock is deemed to be the closing stock price for purposes of determining the purchase price for the current six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 21,612 shares of common stock in 2008 at an average price of $0.08 per share.  There was no purchase activity in the six months ended June 30, 2009.  At June 30, 2009, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.            Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”.  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $176,000 and $445,000 in the three and six months ended June 30, 2009, respectively, as compared to $167,000 and $347,000 in the three and six months ended June 30, 2008, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

6.            Loss per Share

In the three and six months ended June 30, 2009 and 2008, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended June 30, 2009 and 2008, 5,310,000 and 5,759,000 shares, respectively, and for the six months ended June 30, 2009 and 2008, 5,310,000 and 5,759,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic:
Net loss	$(307)	$(671)	$(665)	$(1,433)
Weighted average shares outstanding	30,351	30,330	30,351	30,330
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

7.            Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2009 amounted to $289,000 and $657,000, respectively, as compared to $673,000 and $1,431,000 in the three and six months ended June 30, 2008, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$30	$60	$10	$60
Change in liability for warranties	(10)	(50)	10	(50)
Balance, end of period	$20	$10	$20	$10

9.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 nullifies SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,”

and defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards CodificationTM (the “Codification”) and, for Securities and Exchange Commission (“SEC”) registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The adoption of SFAS No. 168 will only change the referencing convention of GAAP in the Company’s Notes to the Consolidated Financial Statements.  SFAS No. 168 is effective prospectively beginning on July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim or annual periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standards are based on the same principles as those that currently exist in practice. SFAS No. 165 requires companies to disclose the date through which the entity has evaluated subsequent events. The Company has evaluated subsequent events through the date of filing this quarterly report on August 14, 2009.

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

In addition, we have begun initial commercialization, primarily in the EU, of our newest product, RenalGuard. RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys can lead to CIN, a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

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

We are currently supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the CCM in Milan, Italy; it is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients. We hope that the data from the clinical trial in Italy will enable us to raise the additional capital necessary to both start and complete the U.S. pivotal study.  In addition, we recently learned of another investigator-sponsored clinical trial of RenalGuard in Naples, Italy.

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then, in real-time, precisely matching those urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time consuming manual fluid balancing task for physicians and nurses.  We are establishing a distribution network with the intent to market RenalGuard for general fluid balancing applications.

Novadaq, our U.S. distributor for the Heart Laser System, is our largest customer, accounting for 69% and 62% of our total revenues in the three and six months ended June 30, 2009, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 76% and 75% of our revenues in the three and six months ended June 30, 2009, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of both the current tight global credit markets and the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the U.S. market as competition for the remaining available customers increases. As such, we expect that our U.S. TMR revenues in future quarters will continue to be mostly dependent upon the sale of TMR kits and service revenues.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day-to-day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected U.S. TMR laser and kit sales for the next four quarters, as provided by Novadaq in a rolling 12 month sales forecast, (3) projected future sales of OEM surgical tubes and laser assembly services, (4) projected future sales of RenalGuard consoles and single-use sets, (5) research and development progress as measured against internal project plan objectives, (6) budget to actual financial expenditure results, (7) inventory levels (both our own and our distributors’), and (8) short term and long term projected cash flows of the business.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  A specific obsolescence allowance is provided for slow moving, excess and obsolete inventory based on our best estimate of the net realizable value of inventory on hand, taking into consideration factors such as (1) actual trailing 12 month sales, (2) expected future product line demand, based in part upon sales forecast input received from Novadaq and our other customers, and (3) service part stocking levels which, in management’s best judgment, are advisable to maintain in order to meet warranty, service contract and time and material spare part demands.  Historically, we have found our reserves to be adequate.

Accounts Receivable

Accounts receivable are stated at the amount we expect to collect from the outstanding balances.  We continuously monitor collections from customers, and we maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  Historically, we have not experienced significant losses related to our accounts receivable. Collateral is not generally required. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010) under the units-of-revenue method as prescribed by Emerging Issues Task Force 88-18, “Sales of Future Revenue”. We determined that a seven year timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $176,000 and $445,000 in the three and six months ended June 30, 2009, respectively, as compared to $167,000 and $347,000 in the three and six months ended June 30, 2008, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2009 and 2008 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	$1,220	100%	$1,310	100%	$2,787	100%	$2,478	100%
Total cost of revenues	463	38	573	44	1,075	39	978	39
Gross profit	757	62	737	56	1,712	61	1,500	61
Selling, general & administrative	880	72	831	63	1,965	70	1,801	73
Research & development	185	15	602	46	414	15	1,210	49
Total operating expenses	1,065	87	1,433	109	2,379	85	3,011	122
Loss from operations	(308)	(25)	(696)	(53)	(667)	(24)	(1,511)	(61)
Other income	1	—	25	2	2	—	78	3
Net loss	$(307)	(25)%	$(671)	(51)%	$(665)	(24)%	$(1,433)	(58)%

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2009	2008	over 2008		2009	2008	over 2008
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	$864	$1,032	$(168)	(16)%	$2,123	$1,838	$285	16%
Service fees	356	278	78	28	664	640	24	4
Total revenues	1,220	1,310	(90)	(7)	2,787	2,478	309	12
Product cost of sales	337	423	(86)	(20)	748	643	105	16
Service fees cost of sales	126	150	(24)	(16)	327	335	(8)	(2)
Total cost of revenues	463	573	(110)	(19)	1,075	978	97	10
Gross profit	757	737	20	3	1,712	1,500	212	14
Selling, general & administrative expenses	880	831	49	6	1,965	1,801	164	9
Research & development expenses	185	602	(417)	(69)	414	1,210	(796)	(66)
Total operating expenses	1,065	1,433	(368)	(26)	2,379	3,011	(632)	(21)
Loss from operations	(308)	(696)	(388)	(56)	(667)	(1,511)	884	(56)
Other income	1	25	(24)	(96)	2	78	(76)	(97)
Net loss	$(307)	$(671)	$364	54%	$(665)	$(1,433)	$768	54%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three and six months ended June 30 2009, decreased by $120,000, or 17%, and $53,000, or 4%, respectively, as compared to the three and six months ended June 30, 2008.  Domestic TMR kit revenues decreased $86,000 and $14,000, respectively, as a result of a lower volume of TMR kits sold offset in part by increased disposable revenue amortization.  International kit revenues decreased by $34,000 and $39,000, respectively, primarily due to a lower volume of kit shipments to international customers as compared to the three and six months ended June 30, 2008.

TMR laser revenues decreased $200,000, or 100%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to the absence of any domestic Heart Laser Systems shipments in the 2009 quarter.

TMR laser revenues decreased $80,000, or 25%, in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Domestic TMR laser revenues decreased by $300,000 due to the absence of any domestic Heart Laser Systems shipments during the 2009 period.  International TMR laser revenues increased $220,000 in the six months ended June 30, 2009 due to the sale of one new Heart Laser System for $246,000, offset in part by a decrease in other international TMR laser revenues of $26,000.

Other product sales increased $152,000, or 104%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  International RenalGuard revenues increased by $265,000, as there were no shipments of RenalGuard consoles or single-use sets in the 2008 quarter.  This increase was partially offset by a decrease in OEM manufacturing contract assembly product revenues of $113,000, or 78%, as new general purpose laser orders and shipments declined significantly during the three months ended June 30, 2009, and we believe this trend is likely to continue through the remainder of 2009.

Other product sales increased $418,000, or 156%, in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  International other product sales increased $302,000 as a result of the sale of certain third party equipment we were required to supply along with the international Heart Laser System that we recorded as revenue in the first quarter of 2009. International RenalGuard revenues increased by $194,000 as a result of a greater volume of RenalGuard consoles and single-use sets being shipped in the 2009 period. OEM manufacturing contract assembly product revenues decreased $78,000 as a result of a decline in new general purpose laser orders and shipments.

Service Fee Revenues

Service fees increased $78,000, or 28%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Domestic service fees increased $36,000 as a result of increased spare part sales and higher extended service contract revenues, offset in part by lower billable service calls. International service fees increased $42,000 primarily related to a service billing to one customer.

Service fees increased $24,000, or 4%, in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. International service fees increased $41,000 primarily related to a service billing to one customer. Domestic service fees decreased $17,000 as a result of lower billable service calls, offset in part by higher extended service contract revenues and increased spare part sales.

Gross Profit

Gross profit was $757,000, or 62% of total revenues, in the three months ended June 30, 2009 as compared with gross profit of $737,000, or 56% of total revenues, in the three months ended June 30, 2008. The increase in gross profit dollars is due to (1) an increase in service fees and (2) an increase in international RenalGuard sales. These increases were offset in part by (1) lower TMR revenues and (2) lower OEM manufacturing contract assembly revenues.

Gross profit was $1,712,000, or 61% of total revenues, in the six months ended June 30, 2009 as compared with gross profit of $1,500,000, or 61% of total revenues, in the six months ended June 30, 2008. The increase in gross profit dollars is due to (1) the international sale of a Heart Laser System and other third party equipment in the first quarter and (2) an increase in international RenalGuard sales. These increases were offset in part by (1) lower OEM manufacturing contract assembly revenues and (2) a lower volume of TMR kits sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 6% and 9%, respectively, in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

The increase in the three months ended June 30, 2009 resulted primarily from a reversal of certain incentive compensation related expense in the three months ended June 30, 2008 that did not recur in the three months ended June 30, 2009.

The increase in the six months ended June 30, 2009 was due to higher sales expenses associated with the sale of the Heart Laser System and third party equipment we supplied during the first quarter of 2009, which together totaled $269,000.  This increase was offset in part by lower compensation related costs due to workforce reductions and lower incentive compensation expense.

Research and Development Expenses

Research and development expenditures decreased 69% and 66%, respectively, in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. These decreases were due to (1) lower RenalGuard clinical trial costs resulting from the suspension of the U.S. pivotal study and (2) reduced RenalGuard product development expenditures.

Other Income

Other income decreased $24,000, or 96%, and $76,000, or 97%, respectively, in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.  This decrease in both periods is a result of lower interest income due to lower average investable balances and lower interest rates on those investable balances.

Net Loss

In the three and six months ended June 30, 2009, our net loss decreased $364,000, or 54%, and $768,000, or 54%, respectively, due to (1) lower operating expenses and (2) higher gross margin dollars, offset in part by lower interest income.

TMR Kit Shipments

We generally view disposable TMR kit shipments to end users as an important metric in evaluating our TMR business, although we believe that specific short-term factors not indicative of long-term trends can sometimes affect shipments of disposable TMR kits in any given quarter.  Domestic TMR kit shipments referenced in the table below relate to sales by Novadaq to hospital end users.  International TMR kit shipments relate to sales by us directly to our international distributors or hospital end users.

Disposable TMR kit shipments to end users were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Decrease Over 2008	2009	2008	% Decrease Over 2008
Domestic (by U.S. Distributor)	218	347	(37)	550	722	(24)
International	22	35	(37)	37	50	(26)
Total	240	382	(37)	587	772	(24)

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,550,000 as of June 30, 2009, a decrease of $1,476,000 from $5,026,000 as of December 31, 2008.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements through at least the next 12 months; however, we expect to try to raise additional capital, which will be needed to continue our operations and implement our RenalGuard business plan, within the next 12 months.

Cash used for operating activities in the six months ended June 30, 2009 was $1,494,000 due to our net loss, partially offset by non-cash depreciation and amortization and compensation related to stock options.  The effect of exchange rate changes resulted in an $18,000 use of cash.

In the near term, while we do not expect that our TMR-related revenues will change significantly, we do believe it is more likely they will decline over time. Therefore we will be largely dependent upon our ability to increase our revenues through the sale of our RenalGuard product into international markets. Should international sales of RenalGuard not increase sufficiently, our liquidity and capital resources will be negatively impacted.

Additionally, unanticipated decreases in operating revenues, increases in expenses or changes or delays in third-party reimbursement to healthcare providers using our TMR products would adversely impact our cash position and require further cost reductions or the need to obtain additional capital.

There can be no assurance that the future capital we will need to continue our operations and implement our business plan will be available on terms and conditions acceptable to us, especially considering the current uncertainty in the global credit markets.  Should additional financing not be available on terms and conditions acceptable to us, or if we are unable to sufficiently increase sales of our products, we will need to further curtail our TMR and RenalGuard programs and take additional actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based upon current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to:

•                  We will need to, and we may be unable to, raise the necessary capital to continue our operations in the future, including to implement our RenalGuard business plan, and any such financing may be highly dilutive to existing shareholders given our current market capitalization;

•                  We expect to incur significant net losses in future quarters, at least through 2010;

•                  We are currently dependent on one principal product line, the Heart Laser System, and one principal customer, Novadaq, to generate revenues for us;

•                  We believe it is likely that our TMR revenues will decline over time, making our future prospects highly dependent upon the successful commercialization of RenalGuard;

•                  If we are unable to raise additional capital, we will not be able to commence our U.S. pivotal clinical trial to study RenalGuard to determine if it is safe and effective in reducing the incidence rate of CIN. We therefore may never be successful in our goal of obtaining pre-market approval from the FDA to market RenalGuard in the U.S.;

•                  Our ability to effectively market RenalGuard outside the U.S. is largely dependent on obtaining favorable results from an outside sponsored clinical trial of RenalGuard currently underway at the CCM; however, we have no assurance that the CCM trial will ever produce clinically significant or meaningful results or that it will be completed in a timely fashion or at all;

•                  We may never be successful in establishing a broad distribution channel for RenalGuard outside the U.S., and any distribution channel we may establish may never generate sufficient sales for us to attain profitability;

•                  Our RenalGuard System has only had limited testing in a clinical setting and we may need to modify it substantially in the future for it to be commercially acceptable; and

•                  Any potential future modifications required to make RenalGuard commercially acceptable may result in substantial additional costs and/or market introduction delays.

Off-Balance Sheet Arrangements

None.

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide this information because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A.                    Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-Q, we are not required to provide this information because we are a smaller reporting company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

On June 4, 2009, the Company held its 2009 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.                                       Edward H. Pendergast and Benjamin L. Holmes were elected as Class II directors and will hold office until the annual meeting of shareholders in 2012 or until their successors are duly elected and qualified.  Mr. Pendergast received 26,233,627 shares of common stock voting in favor of his election and 1,512,800 shares of common stock were withheld.  Mr. Holmes received 26,252,458 shares of common stock voting in favor of his election and 1,493,969 shares of common stock were withheld.  The terms of Kevin J. Dunn, Brent Norton, Mark R. Tauscher and Robert I. Rudko continued after the Shareholders Meeting.  Following the Shareholders Meeting, the board of directors elected Louis Brenner as a Class I director to serve until the Company’s 2010 Annual Meeting of Shareholders.  Mr. Brenner was elected to fill the vacancy created by the departure of Alan Magazine who did not stand for re-election at the Shareholders Meeting.

2.                                       The selection of Caturano and Company, P.C. as the Company’s registered public accounting firm for the fiscal year ending December 31, 2009 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 27,076,053 shares of common stock were voted for the approval, 413,077 shares of common stock were voted against the approval and 257,296 shares of common stock abstained from the vote.

Item 6.                                   Exhibits

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Letter for Employees of the Registrant under the 2005 Stock Incentive Plan.

10.2	Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the 2005 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: August 14, 2009	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Letter for Employees of the Registrant under the 2005 Stock Incentive Plan.

10.2	Form of Stock Option Grant Letter for Non-Employee Directors of the Registrant under the 2005 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.