Form 10-Q
period 2009-09-30
PLC SYSTEMS INC
filed 2009-11-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.    Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,252	$5,026
Accounts receivable, net of allowance of $26 and $20 at September 30, 2009 and December 31, 2008, respectively	924	802
Inventories, net	945	1,136
Prepaid expenses and other current assets	527	598
Total current assets	5,648	7,562
Equipment, furniture and leasehold improvements, net	88	160
Other assets	188	191
Total assets	$5,924	$7,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$296
Accrued compensation	342	525
Accrued other	236	138
Deferred revenue	2,194	2,405
Total current liabilities	2,941	3,364
Deferred revenue	681	1,358
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of September 30, 2009 and December 31, 2008	93,893	93,893
Additional paid in capital	595	474
Accumulated deficit	(91,861)	(90,838)
Accumulated other comprehensive loss	(325)	(338)
Total stockholders’ equity	2,302	3,191
Total liabilities and stockholders’ equity	$5,924	$7,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$701	$1,203	$2,824	$3,041
Service fees	322	395	986	1,035
Total revenues	1,023	1,598	3,810	4,076
Cost of revenues:
Product sales	311	647	1,059	1,290
Service fees	189	182	516	517
Total cost of revenues	500	829	1,575	1,807
Gross profit	523	769	2,235	2,269
Operating expenses:
Selling, general and administrative	702	619	2,667	2,420
Research and development	180	516	594	1,726
Total operating expenses	882	1,135	3,261	4,146
Loss from operations	(359)	(366)	(1,026)	(1,877)
Other income, net	1	11	3	89
Loss before taxes	(358)	(355)	(1,023)	(1,788)
Benefit from income taxes	—	(70)	—	(70)
Net loss	$(358)	$(285)	$(1,023)	$(1,718)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	30,351	30,332	30,351	30,331

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(1,023)	$(1,718)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	75	79
Compensation expense from stock options	121	151
Loss on retirement of equipment	—	35
Change in assets and liabilities:
Accounts receivable	(149)	124
Inventory	191	(292)
Prepaid expenses and other assets	71	256
Accounts payable	(128)	(300)
Deferred revenue	(890)	(533)
Accrued liabilities	(85)	(292)
Net cash used for operating activities	(1,817)	(2,490)

Investing activities:
Purchase of equipment	—	(27)

Financing Activities:
Net proceeds from issuance of common stock	—	1

Effect of exchange rate changes on cash and cash equivalents	43	(7)
Net decrease in cash and cash equivalents	(1,774)	(2,523)
Cash and cash equivalents at beginning of period	5,026	8,060
Cash and cash equivalents at end of period	$3,252	$5,537

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company is supporting an investigator-sponsored randomized controlled trial utilizing RenalGuard that is being conducted at the Centro Cardiologico Monzino-University of Milan (“CCM”) in Milan, Italy. The CCM trial is designed to determine the effectiveness of RenalGuard in preventing CIN in at-risk patients.  The Company hopes that the data from the CCM clinical trial will enable it to raise the additional capital necessary to both start and complete the U.S. pivotal study.  Another investigator-sponsored clinical trial of RenalGuard is also ongoing at the Clinica Medeterranea in Naples, Italy.

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard SystemTM consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels.  RenalGuard operates by first collecting and measuring patient urine outputs and then, in real-time, precisely matching those urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time-consuming manual fluid balancing task for physicians and nurses.

The Company is currently establishing a distribution network outside the U.S. with the intent to market RenalGuard for general fluid balancing applications.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2009 and December 31, 2008, inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$345	$573
Work in progress	22	154
Finished goods	578	409
	$945	$1,136

At September 30, 2009 and December 31, 2008, inventories are stated net of a specific obsolescence allowance of $800,000 and $808,000, respectively.

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

On April 21, 2009, the Board of Directors approved an option exchange program pursuant to which employees and directors at the time were offered the opportunity to exchange outstanding options to purchase shares of common stock of the Company that had an exercise price of $0.30 or greater per share for new options to purchase shares of common stock. The exchange offer commenced on April 22, 2009 and expired on May 19, 2009.

Pursuant to the exchange offer, options to purchase a total of 5,175,000 shares of common stock with exercise prices ranging from $0.37 to $2.78 per share were canceled in exchange for options to purchase 5,175,000 shares of common stock at an exercise price of $0.24 per share.  The exchange offer resulted in an incremental compensation charge of $170,000 to be recognized over the vesting period of the new option grants. All options tendered under the exchange program, which were previously granted to employees and directors under the Company’s 1993 Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Equity Incentive Plan, 2000 Non-Statutory Stock Option Plan, 2000 Non-Qualified Performance and Retention Equity Plan and the 2005 Plan, were replaced with new options granted under the 2005 Plan.  Options granted to employees pursuant to the option exchange program vest one-third on the one-year anniversary of the new option grant and an additional one-twelfth for each successive three month period following the one-year anniversary of the new option grant and expire five years from the date of grant.  Options granted to non-employee directors pursuant to the option exchange program vest ratably quarterly over a one year period and expire five years from the date of grant. In addition, other options to purchase a total of 75,000 shares were granted to certain directors in 2009.  These options vest ratably quarterly over a one year period and expire five years from the date of grant or they vest ratably quarterly over a three year period and expire ten years from the date of grant.  As of September 30, 2009, there were 999,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	5,499	$0.69	5.43
Granted	5,250	0.24
Exercised	—	—
Forfeited	(183)	0.86
Expired	(81)	2.38
Canceled	(5,175)	0.65
Outstanding, September 30, 2009	5,310	$0.25	4.70	$311
Exercisable, September 30, 2009	242	$0.41	4.14	$12

The aggregate fair value of shares vested during the nine months ended September 30, 2009 was $110,000.

The following table summarizes unvested option activity during the nine months ended September 30, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average data)
Unvested, December 31, 2008	968	$0.35
Granted	5,250	0.18
Vested	(368)	0.30
Forfeited/Expired/Canceled	(782)	0.34
Unvested, September 30, 2009	5,068	0.18

Stock-Based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates.  The Company recorded compensation expense of $54,000 and $121,000 in the three and nine months ended September 30, 2009, respectively, as compared to $54,000 and $151,000 in the three and nine months ended September 30, 2008, respectively.  As of September 30, 2009, the Company had $273,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.3 years.

The weighted average fair value of options issued during the three and nine months ended September 30, 2009 was estimated using the Black-Scholes model.

Three and Nine Months Ended September 30, 2009
Expected life (years)	1.00-5.50
Interest rate	0.47%-2.75%
Volatility	103.1%-205.2%
Expected dividend yield	None
Value of option granted	$0.13-$0.23

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

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing stock price on the last business day of the relevant plan period.  The Company’s stock trades in the over-the-counter market and, as such, the last sale price of the Company’s stock is deemed to be the closing stock price for purposes of determining the purchase price for the current six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  Under the Purchase Plan, employees of the Company purchased 21,612 shares of common stock in 2008 at an average price of $0.08 per share.  There was no purchase activity in the nine months ended September 30, 2009.  At September 30, 2009, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010).  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of $176,000 and $621,000 in the three and nine months ended September 30, 2009, respectively, as compared to $191,000 and $539,000 in the three and nine months ended September 30, 2008, respectively, which is included in revenues in the Consolidated Statements of Operations.

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

6.             Loss per Share

In the three and nine months ended September 30, 2009 and 2008, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended September 30, 2009 and 2008, 5,310,000 and 5,501,000 shares, respectively, and for the nine months ended September 30, 2009 and 2008, 5,310,000 and 5,501,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.  The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic:
Net loss	$(358)	$(285)	$(1,023)	$(1,718)
Weighted average shares outstanding	30,351	30,332	30,351	30,331
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

7.             Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2009 amounted to $353,000 and $1,010,000, respectively, as compared to $293,000 and $1,724,000 in the three and nine months ended September 30, 2008, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$20	$10	$10	$60
Change in liability for warranties	(12)	—	(2)	(50)
Balance, end of period	$8	$10	$8	$10

9.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”).  The Codification is the single source for all authoritative GAAP and is effective for financial statements issued for periods ending after September 15, 2009.  The adoption of the Codification only impacts references for accounting guidance and does not affect the Company’s consolidated financial position, results of operations and cash flows.

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

In the U.S., the Company has received full FDA approval to conduct a pivotal human clinical trial of RenalGuard evaluating its safety and effectiveness in preventing CIN.  This trial is required to support a pre-market approval application which must be approved by the FDA before the Company can market RenalGuard in the U.S. The Company does not intend to commence this pivotal study until it is able to secure sufficient additional capital to complete the study.

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

RenalGuard is currently approved for sale in the EU as a general fluid balancing device. The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets that can be used by physicians and nurses to manage patient fluid levels. RenalGuard operates by first collecting and measuring patient urine outputs and then, in real-time, precisely matching those urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to minimize the risk to patients of over- or under-hydration while also eliminating to a large degree what can otherwise be an intensive and time-consuming manual fluid balancing task for physicians and nurses.  We are establishing a distribution network outside the U.S. with the intent to market RenalGuard for general fluid balancing applications.

Novadaq, our U.S. distributor for the Heart Laser System, is our largest customer, accounting for 73% and 65% of our total revenues in the three and nine months ended September 30, 2009, respectively.  We expect a high level of sales concentration to continue in the near future with Novadaq as our largest customer because it holds the exclusive U.S. distribution rights for our TMR products.

Approximately 77% and 76% of our revenues in the three and nine months ended September 30, 2009, respectively, came from the sale and service of TMR lasers and related disposable kits. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future, and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of both the tight global credit markets and the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. In addition, we have seen a recent downward trend in the price at which new TMR lasers are being sold in the U.S. market as competition for the remaining available customers increases. As such, we expect that our U.S. TMR revenues in future quarters will continue to be mostly dependent upon the sale of TMR kits and service revenues.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010). We determined that a seven year timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of $176,000 and $621,000 in the three and nine months ended September 30, 2009, respectively, as compared to $191,000 and $539,000 in the three and nine months ended September 30, 2008, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and nine months ended September 30, 2009 and 2008 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	$1,023	100%	$1,598	100%	$3,810	100%	$4,076	100%
Total cost of revenues	500	49	829	52	1,575	41	1,807	44
Gross profit	523	51	769	48	2,235	59	2,269	56
Selling, general & administrative	702	69	619	39	2,667	70	2,420	59
Research & development	180	17	516	32	594	16	1,726	42
Total operating expenses	882	86	1,135	71	3,261	86	4,146	102
Loss from operations	(359)	(35)	(366)	(23)	(1,026)	(27)	(1,877)	(46)
Other income, net	1	—	11	1	3	—	89	2
Loss before taxes	(358)	(35)	(355)	(22)	(1,023)	(27)	(1,788)	(44)
Benefit from income taxes	—	—	(70)	(4)	—	—	(70)	(2)
Net loss	$(358)	(35)%	$(285)	(18)%	$(1,023)	(27)%	$(1,718)	(42)%

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2009	2008	over 2008		2009	2008	over 2008
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	$701	$1,203	$(502)	(42)%	$2,824	$3,041	$(217)	(7)%
Service fees	322	395	(73)	(18)	986	1,035	(49)	(5)
Total revenues	1,023	1,598	(575)	(36)	3,810	4,076	(266)	(7)
Product cost of sales	311	647	(336)	(52)	1,059	1,290	(231)	(18)
Service fees cost of sales	189	182	7	4	516	517	(1)	—
Total cost of revenues	500	829	(329)	(40)	1,575	1,807	(232)	(13)
Gross profit	523	769	(246)	(32)	2,235	2,269	(34)	(1)
Selling, general & administrative expenses	702	619	83	13	2,667	2,420	247	10
Research & development expenses	180	516	(336)	(65)	594	1,726	(1,132)	(66)
Total operating expenses	882	1,135	(253)	(22)	3,261	4,146	(885)	(21)
Loss from operations	(359)	(366)	7	(2)	(1,026)	(1,877)	851	(45)
Other income, net	1	11	(10)	(91)	3	89	86	97
Loss before taxes	(358)	(355)	(3)	1	(1,023)	(1,788)	765	(43)
Benefit from income taxes	—	(70)	70	(100)	—	(70)	70	(100)
Net loss	$(358)	$(285)	$(73)	(26)%	$(1,023)	$(1,718)	$695	(40)%

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three and nine months ended September 30, 2009, decreased by $89,000, or 16%, and $142,000, or 8%, respectively, as compared to the three and nine months ended September 30, 2008.  In the three months ended September 30, 2009, the decrease was due to (1) a $73,000 decrease in domestic TMR kit revenues as a result of both a lower volume of TMR kits sold and lower disposable revenue amortization and (2) a $16,000 decrease in international TMR kit revenues stemming primarily from a lower volume of kit shipments to international customers. In the nine months ended September 30, 2009, the decrease was due to (1) an $87,000 decrease in domestic TMR kit revenues as a result of a lower volume of TMR kits sold, offset by an increase in disposable revenue amortization, and (2) a $55,000 decrease in international TMR kit revenues stemming primarily from a lower volume of kit shipments to international customers.

TMR laser revenues decreased $411,000, or 100%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to the absence of any Heart Laser Systems shipments in the 2009 quarter.

TMR laser revenues decreased $491,000, or 67%, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Domestic TMR laser revenues decreased by $406,000 due to the absence of any domestic Heart Laser Systems shipments during the 2009 period.  International TMR laser revenues decreased $85,000 in the nine months ended September 30, 2009 due to one less laser transaction in the 2009 period, as well as a decrease in other international TMR laser revenues of $26,000.

International RenalGuard sales increased $107,000, or 151%, and $301,000, or 212%, respectively, in the three and nine months ended September 30, 2009 due to an increase in the number of RenalGuard consoles and single-use sets shipped to international distributors.

                Other product sales decreased $109,000, or 65%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  This decrease is due to lower OEM manufacturing contract assembly product revenues as customer orders and shipments of new general purpose CO2 lasers have declined significantly in 2009. This trend is likely to continue for the remainder of 2009.

Other product sales increased $115,000, or 32%, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  International other product sales increased $302,000 as a result of the one-time sale of certain third party equipment we were required to supply along with the international Heart Laser System sale that we recorded as revenue in the first quarter of 2009. OEM manufacturing contract assembly product revenues decreased $187,000 as a result of a decline in new general purpose CO2 laser orders and shipments.

                Service Fee Revenues

Service fees decreased $74,000, or 19%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Domestic service fees decreased $58,000 and international service fees decreased $16,000, both as a result of fewer billable service calls.

Service fees decreased $50,000, or 5%, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Domestic service fees decreased $75,000 as a result of fewer billable service calls to domestic customers. This decrease was offset in part by increased international service fees of $25,000.

Gross Profit

 Gross profit was $523,000, or 51% of total revenues, in the three months ended September 30, 2009 as compared with gross profit of $769,000, or 48% of total revenues, in the three months ended September 30, 2008.  The decrease in gross profit dollars is due to (1) lower OEM manufacturing contract assembly revenues and (2) lower TMR revenues and service fees.  These decreases were offset in part by (1) the absence of a non-recurring inventory reserve charge recognized in the 2008 period and (2) higher international RenalGuard sales.

Gross profit was $2,235,000, or 59% of total revenues, in the nine months ended September 30, 2009 as compared with gross profit of $2,269,000, or 56% of total revenues, in the nine months ended September 30, 2008. The decrease in gross profit dollars is due to (1) lower OEM manufacturing contract assembly revenues and (2) lower TMR disposable and service revenues.  These decreases were offset in part by (1) the international sale of a Heart Laser System and other third party equipment in the first quarter and (2) an increase in international RenalGuard sales.

Selling, General and Administrative Expenses

                Selling, general and administrative expenditures increased 13% and 10%, respectively, in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.

                The increase in the three months ended September 30, 2009 resulted primarily from a reversal of certain incentive compensation related expense in the three months ended September 30, 2008 that did not recur in the three months ended September 30, 2009.

The increase in the nine months ended September 30, 2009 was due to higher sales expenses associated with the sale of the Heart Laser System and third party equipment we supplied during the first quarter of 2009, which together totaled $269,000.  This increase was offset in part by lower compensation-related costs, due to workforce reductions, and lower incentive compensation expense.

Research and Development Expenses

Research and development expenditures decreased 65% and 66%, respectively, in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. These decreases were due to (1) lower RenalGuard clinical trial costs resulting from the deferral of the U.S. pivotal study and (2) reduced RenalGuard product development expenditures.

Other Income

Other income decreased $10,000, or 91%, and $86,000, or 97%, respectively, in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.  This decrease in both periods is a result of lower interest income due to lower average investable balances and lower interest rates on those investable balances.

Net Loss

In the three months ended September 30, 2009, our net loss increased $73,000, or 26%, compared to the three months ended September 30, 2008, due to (1) lower gross margin dollars, (2) the absence of a non-recurring benefit for income taxes recorded in the 2008 period and (3) lower other income, offset in part by lower operating expenses.  In the nine months ended September 30, 2009, our net loss decreased $695,000, or 40%, from that of the same period in 2008, due to lower operating expenses. This decrease was offset in part by (1) lower other income, (2) the absence of a non-recurring benefit for income taxes recorded in the 2008 period and (3) lower gross margin dollars.

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

Disposable TMR kit shipments to end users were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Decrease Over 2008	2009	2008	% Decrease Over 2008
Domestic (by U.S. Distributor)	218	398	(45)	768	1,120	(31)
International	5	11	(55)	42	61	(31)
Total	223	409	(45)	810	1,181	(31)

Liquidity and Capital Resources

Cash and cash equivalents totaled $3,252,000 as of September 30, 2009, a decrease of $1,774,000 from $5,026,000 as of December 31, 2008.  We have no debt obligations. We believe that our existing cash resources will meet our working capital requirements for the next 12 months; however, we are seeking to raise additional capital, which will be needed to continue our operations and implement our RenalGuard business plan, within the next 12 months.

Cash used for operating activities in the nine months ended September 30, 2009 was $1,817,000 due to our net loss, partially offset by non-cash depreciation and amortization expense and non-cash compensation expense related to stock options.  The effect of exchange rate changes was a $43,000 increase in cash.

In the near term, while we do not expect that our TMR-related revenues will change significantly, we do believe it is more likely they will decline over time. Therefore we will be largely dependent upon our ability to increase our revenues through the sale of higher volumes of our RenalGuard product into international markets. Should international sales of RenalGuard not increase sufficiently, our liquidity, capital resources and prospects for growth will be severely impacted.

              There can be no assurance that the capital we will need to continue our operations and implement our business plan will be available on terms and conditions acceptable to us.  Should additional financing not be available on terms and conditions acceptable to us, we will need to take actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business.  The consolidated financial statements set forth in this report do not include any adjustments to reflect the possible future effects of these uncertainties.

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

•                  We will need to, and we may be unable to, raise capital to continue our operations in the future, including to implement our RenalGuard business plan, and any such financing will likely be highly dilutive to existing shareholders given our current market capitalization;

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

•                  If we are unable to raise additional capital, we will not be able to commence our U.S. pivotal clinical trial to study RenalGuard to determine if it is safe and effective in reducing the incidence rate of CIN. We therefore may never be successful in our goal of demonstrating the value of RenalGuard in the U.S. which would have an impact on the overall valuation of the Company;

•                  Our ability to effectively market RenalGuard outside the U.S. is largely dependent on obtaining favorable results from an investigator-sponsored clinical trial of RenalGuard currently underway at the CCM; however, we have no assurance that the final results from the CCM trial will be clinically significant or meaningful or that they will lead to increased sales of RenalGuard;

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date: November 13, 2009	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.