Form 10-Q
period 2010-03-31
PLC SYSTEMS INC
filed 2010-05-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,843	$2,686
Accounts receivable, net of allowance of $24 at March 31, 2010 and December 31, 2009	748	720
Inventories	801	876
Prepaid expenses and other current assets	524	505
Assets held for sale	71	—
Total current assets	3,987	4,787
Equipment, furniture and leasehold improvements, net	57	69
Other assets	186	186
Total assets	$4,230	$5,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264	$336
Accrued compensation	262	224
Accrued other	210	279
Deferred revenue	1,853	2,084
Total current liabilities	2,589	2,923
Deferred revenue	406	390
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of March 31, 2010 and December 31, 2009	93,893	93,893
Additional paid in capital	707	627
Accumulated deficit	(93,025)	(92,464)
Accumulated other comprehensive loss	(340)	(327)
Total stockholders’ equity	1,235	1,729
Total liabilities and stockholders’ equity	$4,230	$5,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales	$764	$1,259
Service fees	298	308
Total revenues	1,062	1,567
Cost of revenues:
Product sales	408	411
Service fees	161	201
Total cost of revenues	569	612
Gross profit	493	955
Operating expenses:
Selling, general and administrative	801	1,085
Research and development	253	229
Total operating expenses	1,054	1,314
Loss from operations	(561)	(359)
Other income, net	—	1
Net loss	$(561)	$(358)
Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(561)	$(358)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	13	27
Compensation expense from stock options	79	54
Change in assets and liabilities:
Accounts receivable	(15)	270
Inventory	4	107
Prepaid expenses and other assets	(19)	67
Accounts payable	(72)	(119)
Deferred revenue	(214)	(716)
Accrued liabilities	(30)	(24)
Net cash used for operating activities	(815)	(692)

Effect of exchange rate changes on cash and cash equivalents	(28)	(15)
Net decrease in cash and cash equivalents	(843)	(707)
Cash and cash equivalents at beginning of period	2,686	5,026
Cash and cash equivalents at end of period	$1,843	$4,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1.                                      Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina.  Over the past two years, the Company has begun initial commercialization outside the United States of its newest product, RenalGuard®, which currently represents the Company’s key strategic growth initiative and primary business focus.  The Company conducts business operations as one operating segment.

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

The U.S. Food and Drug Administration (“FDA”) has granted the Company approval to begin a clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN; however, the Company has deferred commencement of this study until it can successfully raise additional capital necessary to start and complete the study.  The Company must successfully complete this study and obtain FDA pre-market approval in order to market RenalGuard in the U.S.

The Company obtained a CE Mark for RenalGuard in December 2007 and began its initial commercialization efforts in the European Union in Italy in April 2008.

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the three months ended March 31, 2010, the Company incurred a net loss of $561,000 and used cash in operations of $815,000. As of March 31, 2010, cash and cash equivalents were $1,843,000. Management expects that quarterly losses and negative cash flows will continue during 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2010, management is currently investigating ways to raise additional capital that can be completed in the next few months. In the event the Company is unable to raise such capital in the near term, the Company is unlikely to be able to continue its operations.  During the first quarter, the Company announced that it had engaged a financial advisor to assist the Company in this effort. In addition, the Company announced a one-third reduction in its workforce during the first quarter of 2010, which it estimates will save the Company approximately $750,000 annually starting in the third quarter of 2010. As a result of this reduction, in the three months ended March 31, 2010, the Company recorded a charge of $204,000, comprised of $167,000 of severance pay and $37,000 of stock option compensation expense.  This charge is included in the accompanying Consolidated Statement of Operations as a component of Cost of revenues, Selling, general and administrative, and Research and development in the amounts of $66,000, $48,000 and $90,000, respectively. During the three months ended March 31, 2010, the Company paid $65,000 of severance pay. As of March 31, 2010, remaining severance pay of $102,000 is reflected as part of accrued compensation in the accompanying Consolidated Balance Sheet. This amount is expected to be paid out in full to terminated employees during the second quarter of 2010.

The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved. The Company also believes that the recent announcements of interim positive clinical data from two independent investigator-sponsored clinical trials in Italy, which show RenalGuard to be both a safe and effective product for the prevention of CIN in at-risk patients, present a substantial opportunity for it to increase its sales and achieve profitable results in the next few years, provided the Company is able to raise the additional capital it needs in the near term to sustain its operations and expand its RenalGuard sales and marketing programs. There can be no assurance, however, that the Company’s plans will be successful or that the Company will be successful in obtaining the capital necessary to continue its ongoing operations.

On March 20, 2007, the Company entered into a distribution agreement with Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc., pursuant to which the Company appointed Novadaq as its exclusive distributor in the United States for its TMR business.  The agreement amended and restated the exclusive distribution agreement between the Company and Edwards Lifesciences LLC (“Edwards”), which had been assigned by Edwards to Novadaq on the same date.  The agreement with Novadaq, which is effective through February 11, 2019, reflects substantially the same roles, responsibilities and financial terms as the previous agreement with Edwards.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation

S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards CodificationTM (the “ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the ASC became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC does not replace or affect guidance issued by the SEC or its staff for public companies in their filings with the SEC. Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update. The Company adopted the ASC during the third quarter of 2009 and, as a result, all references to prior accounting and reporting standards which have been superseded by the ASC have been changed to reflect the new reference within the ASC. The ASC does not change or alter existing GAAP and, therefore, it did not impact the Company’s financial position, results of operations or cash flows.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2010 and December 31, 2009, inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$307	$404
Work in progress	51	14
Finished goods	443	458
	$801	$876

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

As a result of the workforce reduction discussed in Note 1, options held by terminated employees to purchase a total of 498,000 shares of common stock with an exercise price of $0.24 per share expired, but were, as part of the Company’s overall severance arrangement with the terminated employees, replaced by the Company with new options to purchase 498,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant. The Company recorded an additional $37,000 in stock compensation expense related to these grants. There were no options granted during the three months ended March 31, 2009.

As of March 31, 2010, there were 1,020,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all of the Company’s stock incentive plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	5,310	$0.25	4.46	—
Granted	497	0.24
Exercised	—	—
Forfeited	(538)	0.24
Expired	—	—
Outstanding, March 31, 2010	5,269	0.25	4.24	—
Exercisable, March 31, 2010	1,148	0.28	2.69	—

The aggregate fair value of options vested during the three months ended March 31, 2010 and 2009 was $75,000 and $8,000, respectively.

The Company estimates the fair value of stock options on the day of grant using the

Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates.  The Company recorded compensation expense of $79,000 in the three months ended March 31, 2010, as compared to $54,000 in the three months ended March 31, 2009.  As of March 31, 2010, the Company had $154,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.6 years.

The weighted average fair value of options issued during the three months ended March 31, 2010 was estimated using the Black-Scholes model.

Three Months Ended March 31, 2010
Expected life (years)	1.00
Interest rate	0.47%
Volatility	132.4%
Expected dividend yield	None
Value of option granted	$0.08

The expected life was calculated in 2010 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term period.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate based on its historical forfeiture activity.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing stock price on the last business day of the relevant plan period.  The Company’s stock trades in the over-the-counter market and, as such, the last sale price of the Company’s stock is deemed to be the closing stock price for purposes of determining the purchase price for the current six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no purchase activity in the three months ended March 31, 2010 or 2009.  At March 31, 2010, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010).  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of deferred revenue of $289,000 in the three months ended March 31, 2010, as compared to $269,000 in the three months ended March 31, 2009, which is included in revenues in the Consolidated Statements of Operations.

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

6.                                      Loss per Share

In the three months ended March 31, 2010 and 2009, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended March 31, 2010 and 2009, 5,269,000 and 5,376,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2010 and 2009 amounted to $574,000 and $368,000, respectively.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$7	$10
Provision for warranties	35	20
Balance, end of period	$42	$30

9.                                      Subsequent Event

In May 2010, the Company sold to a newly formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance to be paid over a period not to exceed six months. Following the sale, Dr. Robert I. Rudko, who is a part-time officer, a director and a stockholder of the Company, acquired a minority interest in the corporation that purchased the OEM assets.

As of March 31, 2010, the carrying value of assets held for sale was $71,000. Upon being classified as held for sale, the recoverability of the carrying value was assessed, and the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell.  The assets are aggregated and reported on a separate line in the accompanying Consolidated Balance Sheet.

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

Novadaq, our U.S. distributor for the Heart Laser System, is our largest customer, accounting for 68% of our total revenues in the three months ended March 31, 2010 and 65% of our total revenues in the year ended December 31, 2009.  Our distributor of RenalGuard in Italy, Artech, accounted for 10% of our total revenues and 81% of our RenalGuard revenues in the year ended December 31, 2009. We expect these sales concentrations with Novadaq for TMR sales and Artech for RenalGuard sales to continue in 2010.

Approximately 75% of our revenues in the three months ended March 31, 2010 and 76% of our revenues in the year ended December 31, 2009 came from the sale and service of TMR lasers and related disposable kits. We did not sell any HL2 lasers to Novadaq in either the three months ended March 31, 2010 or the year ended December 31, 2009 and they have placed no demand on us to manufacture additional HL2 lasers for them for the remainder of 2010. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. As such, we expect that our U.S. TMR revenues in future quarters will be entirely dependent upon the sale of TMR kits and service revenues.

As a result, while we do not expect that our TMR-related kit and service revenues will change significantly in the near term, we do believe it is more likely they will decline over time. Therefore we will be largely dependent upon our ability to increase our revenues through higher sales of our RenalGuard product into international markets. During the first quarter of 2010, we announced that we have engaged a financial advisor to assist us with our ongoing efforts to raise additional capital and to explore other strategic options for our RenalGuard program. We will need to raise capital in the next few months, whether through asset sales, equity investment or other strategic transaction, in order to continue our operations.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010). We determined that a seven year timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of deferred revenue of $289,000 and $269,000 in the three months ended March 31, 2010 and 2009, respectively, which is included in revenues in our Consolidated Statements of Operations.

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

Results of Operations

Results for the three months ended March 31, 2010 and 2009 and the related percent of revenues were as follows:

	Three Months Ended March 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)

Total revenues	1,062	100	1,567	100
Total cost of revenues	569	54	612	39
Gross profit	493	46	955	61
Selling, general & administrative	801	75	1,085	69
Research & development	253	24	229	15
Total operating expenses	1,054	99	1,314	84
Loss from operations	(561)	(53)	(359)	(23)
Other income, net	—	—	1	—
Net loss	(561)	(53)	(358)	(23)

	Three Months Ended March 31,		Increase (decrease)
	2010	2009	over 2009
	$	$	$	%
	(dollars in thousands)

Product sales	764	1,259	(495)	(39)
Service fees	298	308	(10)	(3)
Total revenues	1,062	1,567	(505)	(32)
Product cost of sales	408	411	(3)	(1)
Service fees cost of sales	161	201	(40)	(20)
Total cost of revenues	569	612	(43)	(7)
Gross profit	493	955	(462)	(48)
Selling, general & administrative expenses	801	1,085	(284)	(26)
Research & development expenses	253	229	24	10
Total operating expenses	1,054	1,314	(260)	(20)
Loss from operations	(561)	(359)	(202)	(56)
Other income, net	—	1	(1)	(100)
Net loss	(561)	(358)	(203)	(57)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended March 31, 2010, decreased by $149,000, or 24%, as compared to the three months ended March 31, 2009.  The decrease was due primarily to a decrease in TMR kit revenues as a result of a lower volume of domestic TMR kits sold.

TMR laser revenues decreased $226,000, or 92%, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of one less new TMR laser being shipped in the 2010 period.

International RenalGuard sales increased $105,000 in the three months ended March 31, 2010 due to sales of RenalGuard consoles and single-use sets shipped to international distributors. We had no RenalGuard sales during the corresponding period in 2009.

Other product sales decreased $225,000, or 58%, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  International other product sales decreased $302,000 as a result of a one-time sale of certain third party equipment required to be supplied along with an international Heart Laser System that we recorded as revenue in the first quarter of 2009. Domestic other product sales increased $77,000 as a result of an increase in OEM manufacturing contract assembly product revenues resulting from an increase in new general purpose CO2 laser orders and shipments.

Service Fee Revenues

Service fees decreased $10,000, or 3%, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Domestic service fees decreased $6,000 and international service fees decreased $4,000.

Gross Profit

Gross profit was $493,000, or 46% of total revenues, in the three months ended March 31, 2010 as compared with gross profit of $955,000, or 61% of total revenues, in the three months ended March 31, 2009. The decrease in gross profit dollars is due to (1) the absence of any Heart Laser System sales in 2010 as compared to the one international sale of a Heart Laser System and other third party equipment in the first quarter of 2009 and (2) lower TMR disposable revenues.  These decreases were offset in part by (1) an increase in international RenalGuard sales and (2) higher OEM manufacturing contract assembly revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 26% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The decrease was due to lower sales expenses in the first quarter of 2010 as compared to the first quarter of 2009 when we incurred $269,000 of sales costs associated with the sale of a Heart Laser System and third party equipment we supplied during the first quarter of 2009.  This decrease was offset in part by higher compensation-related severance and termination costs incurred in connection with our February 2010 workforce reduction.

Research and Development Expenses

Research and development expenditures increased 10% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Compensation-related severance and termination costs increased as a result of our February 2010 workforce reduction. This increase was offset in part by lower RenalGuard clinical trial costs resulting from the deferral of the U.S. pivotal study.

Other Income

Other income consists of interest income earned on our invested cash balances and decreased $1,000 in the three months ended March 31, 2010.

Net Loss

In the three months ended March 31, 2010, our net loss increased $203,000, or 57%, compared to the three months ended March 31, 2009, due to lower gross profit dollars offset in part by lower operating expenses.

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

Disposable TMR kit shipments to end users were as follows:

	Three Months Ended March 31,
	2010	2009	% Decrease Over 2009
Domestic (by U.S. Distributor)	207	332	(38)
International	10	15	(33)
Total	217	347	(37)

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

Absent additional outside financing in the next few months, whether through asset sales, equity investment or other strategic transactions, we believe that our existing available cash resources will be insufficient to sustain our ongoing operations. As a result, a substantial doubt exists about our ability to continue as a going concern without such additional financing, and our independent registered public accounting firm’s report on our fiscal 2009 financial statements, which is included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph to this effect.

Although we are continuing to explore all available options to us to raise the additional capital we need to continue our operations and implement our business plan, there can be no assurance that such capital will be available on terms and conditions acceptable to us.  Should additional financing not be available on terms and conditions acceptable to us, we will need to take actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this quarterly report on Form 10-Q do not include any adjustments to reflect the possible future effects of these uncertainties.

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

Cash and cash equivalents totaled $1,843,000 as of March 31, 2010, a decrease of $843,000 from $2,686,000 as of December 31, 2009.  We have no debt obligations.

Cash used for operating activities in the three months ended March 31, 2010 was $815,000 due to our net loss, partially offset by non-cash depreciation and amortization expense and non-cash compensation expense related to stock options.  The effect of exchange rate changes was a $28,000 decrease in cash.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions reflect uncertainty and are forward-looking statements. Forward-looking statements are based upon current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such important factors and uncertainties include, but are not limited to:

•                  We will need to, and we may be unable to, raise capital to continue our operations, and any such financing will likely be highly dilutive to existing shareholders given our current market capitalization;

•                  Our independent registered public accounting firm’s report on our 2009 financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 contains a going concern opinion, the effect of which is uncertain, but which could be detrimental to our efforts to raise the additional capital we need on terms that are acceptable to us;

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

•                  Our ability to effectively market RenalGuard outside the U.S. is largely dependent on the results of the MYTHOS and REMEDIAL II investigator-sponsored clinical trials, which we do not control.  We have no assurance that the results from these two trials will be viewed as clinically meaningful or that they will lead to increased sales of RenalGuard;

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

Item 4T.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date: May 14, 2010	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.