Form 10-Q
period 2010-06-30
PLC SYSTEMS INC
filed 2010-08-16
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,474	$2,686
Accounts receivable, net of allowance of $14 and $24 at June 30, 2010 and December 31, 2009, respectively	849	720
Inventories	795	876
Prepaid expenses and other current assets	469	505
Total current assets	3,587	4,787
Equipment, furniture and leasehold improvements, net	45	69
Other assets	186	186
Total assets	$3,818	$5,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265	$336
Accrued compensation	183	224
Accrued other	201	279
Deferred revenue	1,649	2,084
Total current liabilities	2,298	2,923
Deferred revenue	419	390
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of June 30, 2010 and December 31, 2009	93,893	93,893
Additional paid in capital	801	627
Accumulated deficit	(93,224)	(92,464)
Accumulated other comprehensive loss	(369)	(327)
Total stockholders’ equity	1,101	1,729
Total liabilities and stockholders’ equity	$3,818	$5,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$747	$864	$1,511	$2,123
Service fees	272	356	570	664
Total revenues	1,019	1,220	2,081	2,787
Cost of revenues:
Product sales	231	337	639	748
Service fees	133	126	294	327
Total cost of revenues	364	463	933	1,075
Gross profit	655	757	1,148	1,712
Operating expenses:
Selling, general and administrative	838	880	1,639	1,965
Research and development	114	185	367	414
Total operating expenses	952	1,065	2,006	2,379
Gain on the sale of assets	(98)	—	(98)	—
Loss from operations	(199)	(308)	(760)	(667)
Other income, net	—	1	—	2
Net loss	$(199)	$(307)	$(760)	$(665)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(760)	$(665)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	24	52
Compensation expense from stock options	174	67
Change in assets and liabilities:
Accounts receivable	(98)	(147)
Inventory	81	158
Prepaid expenses and other assets	36	66
Accounts payable	(71)	(74)
Deferred revenue	(403)	(821)
Accrued liabilities	(117)	(130)
Net cash used for operating activities	(1,134)	(1,494)

Effect of exchange rate changes on cash and cash equivalents	(78)	18
Net decrease in cash and cash equivalents	(1,212)	(1,476)
Cash and cash equivalents at beginning of period	2,686	5,026
Cash and cash equivalents at end of period	$1,474	$3,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the six months ended June 30, 2010, the Company incurred a net loss of $760,000 and used cash in operations of $1,134,000. As of June 30, 2010, cash and cash equivalents were $1,474,000. Management expects that quarterly losses and negative cash flows will continue during 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2010, management is currently investigating ways to raise additional capital that can be completed in the next few months. In the event the Company is unable to raise such capital in the near term, the Company is unlikely to be able to continue its operations.  During the first quarter of 2010, the Company announced that it had engaged a financial advisor to assist the Company in this effort. In addition, the Company announced a one-third reduction in its workforce in February 2010, which it estimates will save the Company approximately $750,000 annually starting in the third quarter of 2010. As a result of this reduction, in the three months ended March 31, 2010, the Company recorded a charge of $204,000, comprised of $167,000 of severance pay and $37,000 of stock-based compensation expense.  This charge is included in the accompanying Consolidated Statement of Operations for the first quarter and first half of 2010 as a component of Cost of revenues, Selling, general and administrative, and Research and development in the amounts of $66,000, $48,000 and $90,000, respectively. During the three and six months ended June 30, 2010, the Company paid $102,000 and $65,000, respectively of severance pay. As of June 30, 2010, all severance pay was paid. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

The Company also believes that the recent announcements of interim positive clinical data from two independent investigator-sponsored clinical trials in Italy, MYTHOS and REMEDIAL II, which show RenalGuard to be both a safe and effective product for the prevention of CIN in at-risk patients, present a substantial opportunity for it to increase its sales and achieve profitable results in the next few years, provided the Company is able to raise the additional capital it needs in the near term to sustain its operations and expand its RenalGuard sales and marketing programs. There can be no assurance, however, that the Company’s plans will be successful or that the Company will be successful in obtaining the capital necessary to continue its ongoing operations.

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

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

3.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2010 and December 31, 2009, inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$374	$404
Work in progress	7	14
Finished goods	414	458
	$795	$876

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

The Company grants stock options to its non-employee directors.  New non-employee directors receive an initial grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in quarterly installments over three years.  Once the initial grant has fully vested, non-employee directors (other than the Chairman of the Board) receive an annual grant of an option to purchase 22,500 shares of the Company’s common stock that generally vests in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

As a result of the workforce reduction discussed in Note 1 in February 2010, options held by terminated employees to purchase a total of 498,000 shares of common stock with an exercise price of $0.24 per share expired, but were, as part of the Company’s overall severance arrangement with the terminated employees, replaced by the Company with new options to purchase 498,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant. The Company recorded an additional $37,000 in stock compensation expense related to these grants during the three months ended March 31, 2010. In conjunction with the Asset Purchase Agreement discussed in Note 9, options held by terminated employees to purchase a total of 157,000 shares of common stock with an exercise price of $0.24 per share were replaced by the Company with new options to purchase 157,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant and the additional stock option expense recorded during the three months ended June 30, 2010 was not material.

During the three months ended June 30, 2010, the Company granted options to purchase 400,000 shares of the Company’s common stock to non-employees that vested immediately, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest in four equal quarterly installments.

As of June 30, 2010, there were 507,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all of the Company’s stock incentive plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	5,310	$0.25	4.46	—
Granted	1,167	0.20
Exercised	—	—
Forfeited	(695)	0.24
Expired	—	—
Outstanding, June 30, 2010	5,782	0.23	3.64	—
Exercisable, June 30, 2010	3,155	0.24	3.47	—

The aggregate fair value of options vested during the six months ended June 30, 2010 and 2009 was $392,000 and $76,000, respectively.

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates.  The Company recorded compensation expense of $95,000 and $174,000 in the three and six months ended June 30, 2010, as compared to $13,000 and $67,000 in the three and six months ended June 30, 2009.  As of June 30, 2010, the Company had $128,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 2.0 years.

The weighted average fair value of options issued during the three and six months ended June 30, 2010 was estimated using the Black-Scholes model.

Three and Six Months Ended June 30, 2010
Expected life (years)	1.00 - 6.00
Interest rate	0.39% - 2.27%
Volatility	86% - 250%
Expected dividend yield	None
Value of option granted	$0.02 - $0.14

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

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing stock price on the last business day of the relevant plan period.  The Company’s stock trades in the over-the-counter market and, as such, the last sale price of the Company’s stock is deemed to be the closing stock price for purposes of determining the purchase price for the current six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no purchase activity in the three and six months ended June 30, 2010 or 2009.  At June 30, 2010, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.             Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010).  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of deferred revenue of $289,000 and $578,000 in the three and six months ended June 30, 2010 respectively, as compared to $176,000 and $445,000 in the three and six months ended June 30, 2009 respectively, which is included in revenues in the Consolidated Statements of Operations.

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

The Company records all other product revenue, including sales of TMR lasers and kits to international customers, sales of RenalGuard consoles and single-use sets and OEM sales of surgical tubes and general purpose CO2 lasers, at the time of shipment, if all other revenue recognition criteria have been met.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

6.             Loss per Share

In the three and six months ended June 30, 2010 and 2009, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended June 30, 2010 and 2009, 5,782,000 and 5,310,000 shares, respectively, and for the six months ended June 30, 2010 and 2009, 5,782,000 and 5,310,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.             Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2010 amounted to $228,000 and $802,000, respectively as compared to $289,000 and $657,000 respectively, in the three and six months ended June 30, 2009.  Comprehensive loss is comprised of net loss plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$41	$30	$7	$10
Provision (credit) for warranties	29	(10)	5	10
Balance, end of period	$12	$20	$12	$20

9.             Asset Purchase Agreement

In May 2010, the Company sold, to a newly formed corporation affiliated with its principal OEM customer, certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable.  Following the sale, Dr. Robert I. Rudko, who is a part-time officer, a director and a stockholder of the Company, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the three months ended June 30, 2010, the Company recorded an initial gain on sale of assets of $98,000.  The portion of the gain related to the note receivable will be recorded when cash is received.

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

Novadaq, our U.S. distributor for the Heart Laser System, is our largest customer, accounting for 70% and 69% of our total revenues in the three and six months ended June 30, 2010, respectively and 65% of our total revenues in the year ended December 31, 2009.  Our distributor of RenalGuard in Italy, Artech, accounted for 8% and 10% of our total revenues in the six months ended June 30, 2010 and in the year ended December 31, 2009, respectively and 57% and 81% of our RenalGuard revenues in the six months ended June 30, 2010 and in the year ended December 31, 2009, respectively. We expect these sales concentrations with Novadaq for TMR sales and Artech for RenalGuard sales to continue in 2010.

Approximately 76% and 75% of our revenues in the three and six months ended June 30, 2010, respectively, and 76% of our revenues in the year ended December 31, 2009 came from the sale and service of TMR lasers and related disposable kits. We did not sell any HL2 lasers to Novadaq in either the six months ended June 30, 2010 or the year ended December 31, 2009 and they have placed no demand on us to manufacture additional HL2 lasers for them for the remainder of 2010. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. As such, we expect that our U.S. TMR revenues in future quarters will be entirely dependent upon the sale of TMR kits and service revenues.

As a result, while we do not expect that our TMR-related kit and service revenues will change significantly in the near term, we do believe it is more likely they will decline over time. Therefore we will be largely dependent upon our ability to increase our revenues through higher sales of our RenalGuard product into international markets.

During the first quarter of 2010, we announced that we had engaged a financial advisor to assist us with our ongoing efforts to raise additional capital and to explore other strategic options for our RenalGuard program. We will need to raise capital in the next few months, whether through asset sales, equity investment or other strategic transaction, in order to continue our operations.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010). We determined that a seven year timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of deferred revenue of $289,000 and $578,000 in the three and six months ended June 30, 2010, respectively, compared to $176,000 and $445,000 in the three and six months ended June 30, 2009 respectively which is included in revenues in our Consolidated Statements of Operations.

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

We record all other product revenue, including sales of TMR lasers and kits to international customers, sales of RenalGuard consoles and single-use sets and OEM sales of surgical tubes and general purpose CO2 lasers, at the time of shipment, if all other revenue recognition criteria have been met.

Revenues from service and maintenance contracts are recognized ratably over the life of the contract.

Installation revenues related to a TMR laser transaction are recorded as a component of service fees when the laser is installed.

Results of Operations

Results for the three and six months ended June 30, 2010 and 2009 and the related percent of revenues were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	1,019	100	1,220	100	2,081	100	2,787	100
Total cost of revenues	364	36	463	38	933	45	1,075	39
Gross profit	655	64	757	62	1,148	55	1,712	61
Selling, general & administrative	838	82	880	72	1,639	79	1,965	70
Research & development	114	11	185	15	367	18	414	15
Total operating expenses	952	93	1,065	87	2,006	96	2,379	85
Gain on the sale of assets	(98)	(10)	—	—	(98)	(5)	—	—
Loss from operations	(199)	(20)	(308)	(25)	(760)	(37)	(667)	(24)
Other Income	—	—	1	—	—	—	2	—
Net Loss	(199)	(20)	(307)	(25)	(760)	(37)	(665)	(24)

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2010	2009	over 2009		2010	2009	over 2009
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	747	864	(117)	(14)	1,511	2,123	(612)	(29)
Service fees	272	356	(84)	(24)	570	664	(94)	(14)
Total revenues	1,019	1,220	(201)	(16)	2,081	2,787	(706)	(25)
Product cost of sales	231	337	(106)	(31)	639	748	(109)	(15)
Service fees cost of sales	133	126	7	6	294	327	(33)	(10)
Total cost of revenues	364	463	(99)	(21)	933	1,075	(142)	(13)
Gross profit	655	757	(102)	(13)	1,148	1,712	(564)	(33)
Selling, general & administrative expenses	838	880	(42)	(5)	1,639	1,965	(326)	(17)
Research & development expenses	114	185	(71)	(38)	367	414	(47)	(11)
Total operating expenses	952	1,065	(113)	(11)	2,006	2,379	(373)	(16)
Gain on the sale of assets	(98)	—	(98)	100	(98)	—	(98)	100
Loss from operations	(199)	(308)	109	35	(760)	(667)	(93)	(14)
Other Income	—	1	(1)	(100)	—	2	(2)	100
Net Loss	(199)	(307)	108	35	(760)	(665)	(95)	(14)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three and six months ended June 30, 2010, decreased by $67,000, or 12%, and $216,000, or 18%, as compared to the three and six months ended June 30, 2009, respectively.  The decrease reflects lower TMR kit revenues due to a lower volume of domestic TMR kits sold offset in part by increased disposable amortization.

TMR laser revenues decreased $226,000, or 92%, in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of one fewer new TMR laser being shipped in the 2010 period. There was no laser sales activity in either the three months ended June 30, 2010 or 2009.

International RenalGuard sales decreased $89,000 and increased $16,000 in the three and six months ended June 30, 2010 due to sales of RenalGuard consoles and single-use sets shipped to international distributors.

Other product sales increased $40,000, or 121%, in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to an increase in OEM manufacturing contract assembly product revenues resulting from an increase in new general purpose CO2 laser orders and shipments.

Other product sales decreased $185,000, or 44%, in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Domestic other product sales increased $117,000 as a result of an increase in OEM manufacturing contract assembly product revenues resulting from an increase in new general purpose CO2 laser orders and shipments. International other product sales decreased $302,000 as a result of a one-time sale of certain third party equipment required to be supplied along with an international Heart Laser System that we recorded as revenue in the first quarter of 2009. As described above, we sold the assets of the OEM business in May 2010, and accordingly, we expect other product sales to decrease significantly in future periods.

Service Fee Revenues

Service fees decreased $84,000, or 24%, in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Domestic service fees decreased $47,000 and international service fees decreased $37,000.

Service fees decreased $94,000, or 14%, in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Domestic service fees decreased $53,000 and international service fees decreased $41,000.

Gross Profit

Gross profit was $655,000, or 64% of total revenues, in the three months ended June 30, 2010 as compared with gross profit of $757,000, or 62% of total revenues, in the three months ended June 30, 2009. The decrease in gross profit dollars is due to (1) lower service revenues, (2) lower TMR disposable revenues, and (3) lower RenalGuard revenues.  These decreases were offset in part by higher OEM manufacturing contract assembly revenues.

Gross profit was $1,148,000, or 55% of total revenues, in the six months ended June 30, 2010 as compared with gross profit of $1,712,000, or 61% of total revenues, in the six months ended June 30, 2009. The decrease in gross profit is due to (1) the absence of any Heart Laser System sales in 2010 as compared to the one international sale of a Heart Laser System and other third party equipment in the first quarter of 2009, (2) lower TMR disposable revenues and (3) lower service revenues.  These decreases were offset in part by higher OEM manufacturing contract assembly revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 5% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  This decrease is primarily due lower salaries, reflecting the decrease in headcount associated with our February 2010 workforce reduction. This decrease was offset in part by higher stock option expense.

Selling, general and administrative expenditures decreased 17% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The decrease was due to lower sales expenses in the first half of 2010 as compared to the first half of 2009 when we incurred $269,000 of sales costs associated with the sale of a Heart Laser System and third party equipment we supplied during the first quarter of 2009.  This decrease was offset in part by higher compensation-related severance and termination costs incurred in connection with our February 2010 workforce reduction.

Research and Development Expenses

Research and development expenditures decreased 38% and 11%, respectively, in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.  The decrease in both 2010 periods is a result of (1) lower compensation-related costs as a result of our February 2010 workforce reduction and (2) lower RenalGuard clinical trial costs resulting from the deferral of the U.S. pivotal study.

Gain on Sale of Assets

During the three months ended June 30, 2010, we recorded a gain on the sale of assets of $98,000 related to the OEM business.  We had no gain on sale of assets in 2009.

Other Income

Other income consists of interest income earned on our invested cash balances and decreased $1,000 and $2,000, respectively, in the three and six months ended June 30, 2010, as compared to the same periods in 2009.

Net Loss

In the three months ended June 30, 2010, our net loss decreased $108,000, or 35%, compared to the three months ended June 30, 2009, due to lower operating expense and a gain on sale of assets, offset in part by a lower gross profit.

In the six months ended June 30, 2010, our net loss increased $95,000, or 14%, compared to the six months ended June 30, 2009, due to a lower gross margin, offset in part by lower operating expense and a gain on sale of assets.

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

Disposable TMR kit shipments to end users were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Increase (Decrease) Over 2009	2010	2009	% Increase (Decrease) Over 2009
Domestic (by U.S. Distributor)	210	218	(4)	417	550	(24)
International	50	22	127	60	37	62
Total	260	240	8	477	587	(19)

Liquidity and Capital Resources

We compete in the highly regulated and competitive medical device market place where products can take significant time to develop, gain regulatory approval and then introduce to distributors and end users. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. We have incurred recurring quarterly operating losses over the past few years as we have worked to bring our RenalGuard System through development and initial commercialization efforts outside the United States. We expect such operating losses will continue until such time, if ever, that RenalGuard product sales increase sufficiently to generate profitable results.

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

Although we are continuing to explore all available options to raise the additional capital we need to continue our operations and implement our business plan, there can be no assurance that such capital will be available on terms and conditions acceptable to us.  Should additional financing not be available on terms and conditions acceptable to us, we will need to take actions that will adversely impact our ability to continue to realize assets and satisfy liabilities in the normal course of business. The consolidated financial statements set forth in this quarterly report on Form 10-Q do not include any adjustments to reflect the possible future effects of these uncertainties.

We believe that the positive interim clinical data from the MYTHOS and REMEDIAL II clinical trials, which show RenalGuard to be both a safe and effective product for the prevention of CIN in at-risk patients, presents a substantial opportunity for us to increase our sales and achieve profitable results in the next few years, provided we are able to raise the capital we need in the near term to sustain our operations until such time as we can reach this level of commercial success.

Cash and cash equivalents totaled $1,474,000 as of June 30, 2010, a decrease of $1,212,000 from $2,686,000 as of December 31, 2009.  We have no debt obligations.

Cash used for operating activities in the six months ended June 30, 2010 was $1,134,000 due to our net loss, partially offset by non-cash depreciation and amortization expense and non-cash compensation expense related to stock options.  The effect of exchange rate changes was a $78,000 decrease in cash.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date: August 16, 2010	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.