Form 10-Q
period 2010-09-30
PLC SYSTEMS INC
filed 2010-11-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,325	$2,686
Accounts receivable, net of allowance of $14 and $24 at September 30, 2010 and December 31, 2009, respectively	622	720
Inventories	782	876
Prepaid expenses and other current assets	444	505
Total current assets	3,173	4,787
Equipment, furniture and leasehold improvements, net	40	69
Other assets	186	186
Total assets	$3,399	$5,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121	$336
Accrued compensation	104	224
Accrued other	303	279
Deferred revenue	1,521	2,084
Total current liabilities	2,049	2,923
Deferred revenue	179	390
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of September 30, 2010 and December 31, 2009	93,893	93,893
Additional paid in capital	838	627
Accumulated deficit	(93,229)	(92,464)
Accumulated other comprehensive loss	(331)	(327)
Total stockholders’ equity	1,171	1,729
Total liabilities and stockholders’ equity	$3,399	$5,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$590	$701	$2,101	$2,824
Service fees	302	322	872	986
Total revenues	892	1,023	2,973	3,810
Cost of revenues:
Product sales	100	311	739	1,059
Service fees	137	189	431	516
Total cost of revenues	237	500	1,170	1,575
Gross profit	655	523	1,803	2,235
Operating expenses:
Selling, general and administrative	545	702	2,184	2,667
Research and development	115	180	482	594
Total operating expenses	660	882	2,666	3,261
Gain on the sale of assets	—	—	(98)	—
Loss from operations	(5)	(359)	(765)	(1,026)
Other income, net	—	1	—	3
Net loss	$(5)	$(358)	$(765)	$(1,023)
Basic and diluted loss per share	(0.00)	(0.01)	(0.03)	(0.03)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(765)	$(1,023)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	29	75
Compensation expense from stock options	211	121
Change in assets and liabilities:
Accounts receivable	106	(149)
Inventory	94	191
Prepaid expenses and other assets	61	71
Accounts payable	(215)	(128)
Deferred revenue	(773)	(890)
Accrued liabilities	(96)	(85)
Net cash used for operating activities	(1,348)	(1,817)

Effect of exchange rate changes on cash and cash equivalents	(13)	43
Net decrease in cash and cash equivalents	(1,361)	(1,774)
Cash and cash equivalents at beginning of period	2,686	5,026
Cash and cash equivalents at end of period	$1,325	$3,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets.  RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matching these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to promote and maintain high urine outputs and minimize the risk to patients of over- or under-hydration during image-guided catheterization procedures where contrast media are routinely administered.

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

The Company has sustained recurring net losses and negative cash flows from operations for several years. During the nine months ended September 30, 2010, the Company incurred a net loss of $765,000 and used cash in operations of $1,348,000. As of September 30, 2010, cash and cash equivalents were $1,325,000. Management expects that quarterly losses and negative cash flows will continue during the remainder of 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2010, management is currently investigating ways to raise additional capital that can be completed in the next few months. In the event the Company is unable to raise such capital in the near term, the Company is unlikely to be able to continue its operations.  During the first quarter of 2010, the Company engaged a financial advisor to assist the Company in this effort. In addition, the Company completed a one-third reduction of its workforce in February 2010, which it estimates will save the Company approximately $750,000 annually starting in the third quarter of 2010. As a result of this reduction, in the three months ended March 31, 2010, the Company recorded a charge of $204,000, comprised of $167,000 of severance pay and $37,000 of stock-based compensation expense.  This charge is included in the accompanying Consolidated Statement of Operations for the first quarter and the nine months ended September 30, 2010 as a component of Cost of revenues, Selling, general and administrative, and Research and development in the amounts of $66,000, $48,000 and $90,000, respectively. As of September 30, 2010, all severance related to this February 2010 workforce reduction has been paid. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

The Company also believes that the recent announcements of interim positive clinical data from two independent investigator-sponsored clinical trials in Italy, MYTHOS and REMEDIAL II, which show RenalGuard to be safe and effective for the prevention of CIN in at-risk patients, present a substantial opportunity for it to increase its sales and achieve profitable results in the next few years, provided the Company is able to raise the additional capital it needs in the near term to sustain its operations and expand its RenalGuard sales and marketing programs. There can be no assurance, however, that the Company’s plans will be successful or that the Company will be successful in obtaining the capital necessary to continue its ongoing operations.

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

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2010 and December 31, 2009, inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$379	$404
Work in progress	9	14
Finished goods	394	458
	$782	$876

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

As a result of the workforce reduction discussed in Note 1 in February 2010, options held by terminated employees to purchase a total of 498,000 shares of common stock with an exercise price of $0.24 per share expired, but were, as part of the Company’s overall severance arrangement with the terminated employees, replaced by the Company with new options to purchase 498,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant. The Company recorded an additional $37,000 in stock compensation expense related to these grants during the three months ended March 31, 2010. In conjunction with the Asset Purchase Agreement discussed in Note 9, options held by terminated employees to purchase a total of 157,000 shares of common stock with an exercise price of $0.24 per share were replaced by the Company with new options to purchase 157,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant and the additional stock compensation expense recorded during the three months ended June 30, 2010 was not material.

During the three months ended June 30, 2010, the Company granted options to purchase 400,000 shares of the Company’s common stock to non-employees that vested immediately, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest in four equal quarterly installments and resulted in $56,000 of stock compensation expense.

During the three months ended September 30, 2010, options held by terminated employees to purchase a total of 380,000 shares of common stock with an exercise price of $0.24 per share were replaced by the Company with new options to purchase 380,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant and the additional stock compensation expense recorded during the three months ended September 30, 2010 was $15,000.

As of September 30, 2010, there were 537,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all of the Company’s stock incentive plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	5,310	$0.25	4.46	—
Granted	1,547	0.21
Exercised	—	—
Forfeited	(1,105)	0.24
Expired	—	—
Outstanding, September 30, 2010	5,752	0.23	3.43	—
Exercisable, September 30, 2010	2,038	0.24	3.03	—

The aggregate fair value of options vested during the nine months ended September 30, 2010 and 2009 was $466,000 and $110,000, respectively.

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates.  The Company recorded compensation expense of $36,000 and $211,000 in the three and nine months ended September 30, 2010, as compared to $54,000 and $121,000 in the three and nine months ended September 30, 2009.  As of September 30, 2010, the Company had $99,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.5 years.

The weighted average fair value of options issued during the three and nine months ended September 30, 2010 was estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Expected life (years)	1.00	1.00 - 6.00
Interest rate	0.26%	0.26% - 2.27%
Volatility	236%	86% - 250%
Expected dividend yield	None	None
Value of option granted	$0.04	$0.02 - $0.14

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

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the closing stock price on the last business day of the relevant plan period.  The Company’s stock trades in the over-the-counter market and, as such, the last sale price of the Company’s stock is deemed to be the closing stock price for purposes of determining the purchase price for the current six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no purchase activity in the three and nine months ended September 30, 2010 or 2009.  At September 30, 2010, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price the Company receives upon a sale of the kits.  The Company is amortizing this payment into its Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010).  The Company determined that a seven year timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company reviews annually, and adjusts if necessary, the prospective revenue amortization rate for kits based on its best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. The Company recorded amortization of deferred revenue of $289,000 and $867,000 in the three and nine months ended September 30, 2010 respectively, as compared to $176,000 and $621,000 in the three and nine months ended September 30, 2009 respectively, which is included in revenues in the Consolidated Statements of Operations.

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

6.                                      Loss per Share

In the three and nine months ended September 30, 2010 and 2009, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, since their inclusion would be antidilutive.

For the three months ended September 30, 2010 and 2009, 5,752,000 and 5,310,000 shares, respectively, and for the nine months ended September 30, 2010 and 2009, 5,752,000 and 5,310,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Comprehensive Income/(Loss)

Total comprehensive income for the three months ended September 30, 2010 was $33,000 as compared to a total comprehensive loss of $353,000 for the three months ended September 30, 2009.  Total comprehensive loss for the nine months ended September 30, 2010 and 2009 was $769,000 and $1,010,000, respectively.  Comprehensive income(loss) is comprised of the net income(loss) plus the increase/decrease in currency translation adjustment.

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

Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	12	20	7	10
Provision (credit) for warranties	—	(12)	5	(2)
Balance, end of period	12	8	12	8

9.                                      Asset Purchase Agreement

In May 2010, the Company sold to a newly formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance due in November 2010.  Following the sale, Dr. Robert I. Rudko, who is a part-time officer, a director and a stockholder of the Company, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the three months ended June 30, 2010, the Company recorded an initial gain on sale of assets of $98,000.  The portion of the gain related to the note receivable will be recorded when cash is received.

10.                               Subsequent Event

On November 5, 2010 the Company entered into an agreement to sell the TMR business to Novadaq. Under terms of the agreement, Novadaq will acquire all of the Company’s assets in the TMR business including manufacturing rights, product inventories, equipment, intellectual property, regulatory approvals, clinical data and all documentation related to TMR, for a purchase price of $1 million US in cash, and the assumption of the Company’s obligations under service contracts valued at approximately $700,000.  The transaction is subject to closing conditions, including approval by the Company’s shareholders, the exercise of dissent rights by shareholders, other than the Company’s directors and officers, holding common stock with a fair market value of less than $200,000, and other customary closing conditions.

In November 2010, the Company received a grant of $244,000 from the IRS Qualifying Therapeutic Discovery Program.  This amount will be recorded in the Company’s Consolidated Financial Statements during the three months ended December 31, 2010.

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

The RenalGuard System consists of a proprietary, closed loop, software-controlled console and accompanying single-use sets. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matching these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to promote and maintain high urine outputs and minimize the risk to patients of over- or under-hydration during image-guided catheterization procedures where contrast media are routinely administered.

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

Novadaq, our U.S. distributor for the Heart Laser System, is our largest customer, accounting for 97% and 78% of our total revenues in the three and nine months ended September 30, 2010, respectively and 65% of our total revenues in the year ended December 31, 2009.  Our distributor of RenalGuard in Italy, Artech, accounted for 5% and 10% of our total revenues in the nine months ended September 30, 2010 and in the year ended December 31, 2009, respectively and 53% and 81% of our RenalGuard revenues in the nine months ended September 30, 2010 and in the year ended December 31, 2009, respectively. We expect these sales concentrations with Novadaq for TMR sales and Artech for RenalGuard sales to continue for the remainder of 2010.

Approximately 98% and 82% of our revenues in the three and nine months ended September 30, 2010, respectively, and 76% of our revenues in the year ended December 31, 2009 came from the sale and service of TMR lasers and related disposable kits. We did not sell any HL2 lasers to Novadaq in either the nine months ended September 30, 2010 or the year ended December 31, 2009 and they have placed no demand on us to manufacture additional HL2 lasers for them for the remainder of 2010. We believe that the number of opportunities for new TMR laser sales to U.S. hospital customers, and specifically sales opportunities for our HL2 laser, will continue to be limited in future quarters as a result of (1) a diminishing number of available hospitals that have not already implemented a TMR program that are still likely to do so in the future and (2) continuing financial pressures that hospitals face, in particular for the funding of new capital equipment purchases, in light of the ongoing trend of cutbacks in both Medicare and private insurance reimbursement rates for a majority of medical procedures. As such, we expect that U.S. TMR revenues in future quarters will continue to be entirely dependent upon the sale of TMR kits and service revenues.

As a result, while we do not expect that TMR-related kit and service revenues will change significantly in the near term, we do believe it is more likely they will decline over time. Therefore we will be largely dependent upon our ability to increase our revenues through higher sales of our RenalGuard product into international markets.

As discussed in Note 10 to the Consolidated Financial Statements, we entered into an agreement to sell the TMR business to Novadaq. If this transaction is completed, we do not expect to have future Disposable TMR kit revenues, TMR laser revenues, or Service Fee Revenues after the transaction is completed.

During the first quarter of 2010, we engaged a financial advisor to assist us with our ongoing efforts to raise additional capital and to explore other strategic options for our RenalGuard program. We need to raise capital in the next few months, whether through a combination of asset sales, equity investment or other strategic transaction, to continue our operations.

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

Revenue Recognition

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective purchase price we receive upon a sale of the kits.  We are amortizing this payment into our Consolidated Statements of Operations as revenue over a seven year period (culminating in 2010). We determined that a seven year timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over a seven year period resulting from the reduction in the prospective purchase price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We review annually, and adjust if necessary, the prospective revenue amortization rate for kits based on our best estimate of the total number of kits likely remaining to be shipped to hospital customers by Novadaq through 2010. We recorded amortization of deferred revenue of $289,000 and $867,000 in the three and nine months ended September 30, 2010, respectively, compared to $176,000 and $621,000 in the three and nine months ended September 30, 2009 respectively which is included in revenues in our Consolidated Statements of Operations.

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

As discussed in Note 10 to the Consolidated Financial Statements, we entered into an agreement to sell the TMR business to Novadaq. If this transaction is completed, we do not expect to have future Disposable TMR kit revenues, TMR laser revenues, or Service Fee Revenues after the transaction is completed.

Results of Operations

Results for the three and nine months ended September 30, 2010 and 2009 and the related percent of revenues were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Total revenues	892	100	1,023	100	2,973	100	3,810	100
Total cost of revenues	237	27	500	49	1,170	39	1,575	41
Gross profit	655	73	523	51	1,803	61	2,235	59
Selling, general & administrative	545	61	702	69	2,184	74	2,667	70
Research & development	115	13	180	17	482	16	594	16
Total operating expenses	660	74	882	86	2,666	90	3,261	86
Gain on the sale of assets	—	—	—	—	(98)	(3)	—	—
Loss from operations	(5)	(1)	(359)	(35)	(765)	(26)	(1,026)	(27)
Other Income	—	—	1	—	—	—	3	—
Net Loss	(5)	(1)	(358)	(35)	(765)	(26)	(1,023)	(27)

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2010	2009	over 2009		2010	2009	over 2009
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Product sales	590	701	(111)	(16)	2,101	2,824	(723)	(26)
Service fees	302	322	(20)	(6)	872	986	(114)	(12)
Total revenues	892	1,023	(131)	(13)	2,973	3,810	(837)	(22)
Product cost of sales	100	311	(211)	(68)	739	1,059	(320)	(30)
Service fees cost of sales	137	189	(52)	(28)	431	516	(85)	(16)
Total cost of revenues	237	500	(263)	(53)	1,170	1,575	(405)	(26)
Gross profit	655	523	132	25	1,803	2,235	(432)	(19)
Selling, general & administrative expenses	545	702	(157)	(22)	2,184	2,667	(483)	(18)
Research & development expenses	115	180	(65)	(36)	482	594	(112)	(19)
Total operating expenses	660	882	(222)	(25)	2,666	3,261	(595)	(18)
Gain on the sale of assets	—	—	—	—	(98)	—	(98)	100
Loss from operations	(5)	(359)	354	99	(765)	(1,026)	261	25
Other Income	—	1	(1)	100	—	3	(3)	—
Net Loss	(5)	(358)	353	99	(765)	(1,023)	258	25

Product Sales

Disposable TMR kit revenues, the largest component of product sales in the three months ended September 30, 2010, increased by $108,000, or 23% as compared to the three months ended September 30, 2009, primarily due to increased disposable amortization.

Disposable TMR kit revenues, the largest component of product sales in the nine months ended September 30, 2010, decreased by $108,000, or 7% as compared to the nine months ended September 30, 2009. The decrease reflects lower TMR kit revenues due to a lower volume of domestic TMR kits sold offset in part by increased disposable amortization.

TMR laser revenues decreased $226,000, or 92%, in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of no new TMR laser being shipped in the 2010 period. There was no laser sales activity in either the three months ended September 30, 2010 or 2009.

International RenalGuard sales decreased $161,000, or 90%, and $145,000, or 33%, in the three and nine months ended September 30, 2010, respectively, due to a lower volume of RenalGuard consoles and single-use sets sold to international distributors.

Other product sales decreased $58,000, or 100%, in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to absence of OEM revenue in the 2010 period as a result of the sale of the OEM business in May 2010.

Other product sales decreased $244,000, or 51%, in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Domestic other product sales increased $58,000 as a result of increased OEM manufacturing contract assembly product revenues recognized prior to the sale of the assets of the OEM business in May 2010. International other product sales decreased $302,000 as a result of a one-time sale of certain third party equipment required to be supplied along with an international Heart Laser System that we recorded as revenue in the first quarter of 2009. As described above, we sold the assets of the OEM business in May 2010, and accordingly, we expect other product sales to decrease significantly in future periods.

As discussed in Note 10 to the Consolidated Financial Statements, we entered into an agreement to sell the TMR business to Novadaq. If this transaction is completed, we do not expect to have future Disposable TMR kit revenues, TMR laser revenues, or Service Fee Revenues after the transaction is completed.

Service Fee Revenues

Service fee revenue decreased $20,000, or 6%, in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Domestic service fee revenue decreased $2,000 and international service fee revenue decreased $18,000.

Service fee revenue decreased $114,000, or 12%, in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Domestic service fee revenue decreased $55,000 and international service fee revenue decreased $59,000.

Gross Profit

Gross profit was $655,000, or 73% of total revenues, in the three months ended September 30, 2010 as compared with gross profit of $523,000, or 51% of total revenues, in the three months ended September 30, 2009. The increase in gross margin is due to (1) higher TMR disposable amortization and (2) a reduction of OEM related manufacturing cost of sales as a result of the sale of the OEM business. These increases were offset, in part, by lower Renal Guard revenues.

Gross profit was $1,803,000, or 61% of total revenues, in the nine months ended September 30, 2010 as compared with gross profit of $2,235,000, or 59% of total revenues, in the nine months ended September 30, 2009.  Gross margin dollars decreased due to lower overall revenues, most notably from the absence of any Heart Laser System sales in 2010 as compared to the one international sale of a Heart Laser System and other third party equipment in the first quarter of 2009. The overall decrease was offset in part by (1) higher TMR disposable amortization and (2) a reduction of OEM related manufacturing cost of sales as a result of the sale of the OEM business.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 22% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  This decrease is primarily due to lower compensation-related costs, reflecting the decrease in headcount associated with our February 2010 workforce reduction. This decrease was offset in part by higher corporate legal expenses.

Selling, general and administrative expenditures decreased 18% in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The decrease was due to (1) lower sales expenses in the nine months of 2010 as compared to the nine months of 2009 when we incurred $269,000 of sales costs associated with the sale of a Heart Laser System and third party equipment we supplied during the first quarter of 2009, (2) lower compensation-related costs, reflecting the decrease in headcount associated with our February 2010 workforce reduction. These decreases were offset in part by higher corporate legal expenses.

Research and Development Expenses

Research and development expenditures decreased 36% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to lower compensation-related costs as a result of our February 2010 workforce reduction.

Research and development expenditures decreased 19%in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The decrease is a result of (1) lower compensation-related costs as a result of our February 2010 workforce reduction and (2) lower RenalGuard clinical trial costs resulting from the deferral of the U.S. pivotal study.

Gain on Sale of Assets

During the nine months ended September 30, 2010, we recorded a gain on the sale of assets of $98,000 related to the OEM business.  We had no gain on sale of assets in 2009.

Other Income

Other income consists of interest income earned on our invested cash balances and decreased $1,000 and $3,000, respectively, in the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

Net Loss

In the three months ended September 30, 2010, our net loss decreased $353,000, or 99%, compared to the three months ended September 30, 2009, due to lower operating expense and a higher gross profit.

In the nine months ended September 30, 2010, our net loss decreased $258,000, or 25%, compared to the nine months ended September 30, 2009, due to lower operating expenses and a gain on sale of assets, offset, in part, by a lower gross margin.

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

Disposable TMR kit shipments to end users were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Increase (Decrease) Over 2009	2010	2009	% Increase (Decrease) Over 2009
Domestic (by U.S. Distributor)	210	218	(4)	627	768	(18)
International	—	5	(100)	60	42	43
Total	210	223	(6)	687	810	(15)

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

We believe that the positive interim clinical data from the MYTHOS and REMEDIAL II clinical trials, which show RenalGuard to be safe and effective for the prevention of CIN in at-risk patients, presents a substantial opportunity for us to increase our sales and achieve profitable results in the next few years, provided we are able to raise the capital we need in the near term to sustain our operations until such time as we can reach this level of commercial success.

Cash and cash equivalents totaled $1,325,000 as of September 30, 2010, a decrease of $1,361,000 from $2,686,000 as of December 31, 2009.  We have no debt obligations.

Cash used for operating activities in the nine months ended September 30, 2010 was $1,348,000 due to our net loss, partially offset by non-cash depreciation and amortization expense and non-cash compensation expense related to stock options.  The effect of exchange rate changes was a $13,000 decrease in cash.

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

•                  We believe it is likely that TMR revenues will decline over time, making our future prospects highly dependent upon the successful commercialization of RenalGuard;

•                  If we are unable to raise substantial additional capital, we will not be able to commence our U.S. pivotal clinical trial to study RenalGuard, which is necessary to obtain FDA pre-market approval to market RenalGuard in the U.S. We therefore may never be successful in our goal of demonstrating the value of RenalGuard in the U.S., which would have an impact on the overall valuation of the Company;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date: November 15, 2010	By:	/s/ James G. Thomasch
James G. Thomasch
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.