Form 10-K
period 2010-12-31
PLC SYSTEMS INC
filed 2011-03-29
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2010, was $2,902,610.  As of March 17, 2011, 30,351,092 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2011 Annual Meeting of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

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

PART I

Item 1.        Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets.  Our key strategic growth initiative is our newest marketable product, RenalGuard®.

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

The RenalGuard System consists of a proprietary console and accompanying single-use sets. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matching these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to promote and maintain high urine outputs and minimize the risk to patients of over- or under-hydration during image-guided catheterization procedures where contrast media are routinely administered.

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the European Union (“EU”) in Italy in April 2008. Since then, we have expanded our sales efforts for RenalGuard to other countries in the EU and additional countries around the world where we have received the necessary approvals to do so. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain U.S. Food and Drug Administration (“FDA”) pre-market approval in order to market RenalGuard. We expect to commence this pivotal clinical trial of RenalGuard in 2011.

Recent Developments

Sale of TMR Business to Novadaq

Prior to February 1, 2011, including during all of 2010 and 2009, in addition to advancing our RenalGuard program, we also were engaged in the manufacture and marketing of the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. On February 1, 2011, we completed an asset sale transaction and sold our TMR business to Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc. [TSX: NDQ]. Novadaq acted as our exclusive distributor in the United States for our TMR business since being appointed to that role in March 2007.

The asset sale transaction, which was announced in November 2010, was approved by our shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011. Novadaq paid $1 million in cash and assumed all our TMR service-related obligations, valued at approximately $614,000, in exchange for acquiring substantially all our TMR-related assets, including all regulatory approvals for the CO2 Heart Laser System, all manufacturing rights, substantially all product inventories and all equipment, intellectual property, clinical data and documentation related to our TMR business. The sale of the TMR business and the resultant gain on the asset sale transaction will be recorded in our first quarter 2011 financial results.

Secured Convertible Debt Financing

On February 22, 2011, we completed a financing agreement with an institutional investor that provides us with up to $6 million in secured convertible debt financing. We received $4 million in February as part of a first tranche closing. In addition, under the terms of the financing agreement, we may secure additional secured convertible debt funding of up to $2 million in the aggregate in two separate $1 million tranches, based upon meeting certain RenalGuard operational milestones related to sales and U.S. pivotal clinical trial objectives.

Pursuant to the terms of this financing, we issued senior secured convertible notes that mature three years from date of issuance as well as warrants exercisable for a period of five years from the date of issuance for an aggregate number of shares equal to the aggregate number of shares issuable upon conversion of the notes. The notes issued in the February 2011 first tranche funding are convertible at a rate of $.10 per share. The notes that would be issued in the future for each of the $1 million tranches would be convertible into our common stock at prices determined by the fair market value of our stock at the time each tranche funds, subject to an agreed-upon minimum and maximum conversion rate price range of $.06  to $.15.  The notes carry a 5% interest coupon that is required to be paid quarterly and are secured by all of our assets. The warrants can be converted into our common stock as well, at a 50% premium to the conversion price of the notes, which would also vary depending upon the tranche. The conversion price of the notes and the exercise price of the warrants are subject to anti-dilution and other adjustments.

RenalGuard Program

Our near term focus for our RenalGuard program is to (1) establish a broader distribution network in the EU and countries outside the EU where we have the approval to market RenalGuard, (2) assist our distributors in their ongoing efforts to sell RenalGuard and increase adoption and use of our technology, (3) continue support of two investigator-sponsored studies utilizing RenalGuard that have been conducted in Italy, as well as any others that may arise, and leverage the positive data from those studies to drive additional RenalGuard sales, as well as help us to raise additional capital in the future and (4) commence our U.S. pivotal clinical trial of RenalGuard.

Italian Clinical Studies

The first of two investigator-sponsored studies in Italy, the MYTHOS trial, is a randomized, open-label controlled clinical trial conducted at the Centro Cardiologico Monzino-University of Milan (“CCM”) in Milan, Italy. The MYTHOS trial is designed to determine the safety and effectiveness of RenalGuard in preventing CIN in at-risk patients. The study was originally designed to enroll 120 patients, which was achieved in January 2010. The study was expanded to enroll additional patients in order to obtain stronger and more meaningful statistical data on the safety and effectiveness of RenalGuard in reducing the incidence rate of CIN.

The most recent data that has been released on the results of the MYTHOS trial is based upon the first 157 patients enrolled in the study. These interim results strongly support both RenalGuard’s safety profile and its high degree of efficacy in reducing the rates of CIN in at-risk patients. In the RenalGuard-treated group, the incidence rate of CIN was only 5%, 69% lower than the 16% CIN rate recorded in the control group. The RenalGuard-treated group also experienced a statistically significant fewer number of in-hospital major adverse events.

The MYTHOS investigators are preparing a manuscript summarizing the clinical trial results, which they plan to submit for publication.

The second investigator-sponsored study, the REMEDIAL II trial, is a multi-center, randomized, open-label controlled clinical trial based at the Clinica Mediterranea in Naples, Italy and three other hospitals in Italy. The interim results reported on the first 123 patients also demonstrate strong efficacy, with a 3.2% CIN rate in the RenalGuard treated group, 75% lower than the 13% CIN rate in the control group. The investigators have informed us they have completed patient enrollment and their abstract summarizing the latest study results has been accepted for presentation at the upcoming 60th Annual Scientific Session of the American College of Cardiology in April 2011.

We hope that the continued release and publication of positive scientific data from the MYTHOS and REMEDIAL II clinical trials will both increase the adoption rate of our RenalGuard technology and enable us to continue to raise the additional capital we will need to advance our RenalGuard program in the future.

U.S. Clinical Trial

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

We enrolled a total of 23 patients in this pilot study. Based upon the positive safety data collected in the study and discussions with the FDA, we elected to stop enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In November 2008, the FDA granted us approval to begin our pivotal study, but we deferred commencing this study until we could raise the necessary additional capital needed to conduct the study. We expect to commence this pivotal U.S. clinical trial of RenalGuard in 2011 with the funds obtained from the recent sale of our TMR business and the $4 million institutional financing we secured in February 2011.

We have submitted an updated clinical trial protocol to the FDA for the U.S. clinical study of RenalGuard and must obtain FDA approval for this planned study prior to enrolling the first patient in the study.

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

Potential Market Size

Based upon a market research study that was performed for us as well as other sources, we estimate that there are approximately 4 million diagnostic and interventional cardiology and radiology imaging procedures requiring the use of contrast agents that are performed annually in the U.S. alone, and an estimated 7 million worldwide.  Patients with other significant risk factors besides renal insufficiency, such as congestive heart failure, anemia, peripheral vascular disease, diabetes and being over the age of 75, are also at risk for developing CIN.  This population continues to grow. Specifically, the Heart Disease and Stroke Statistics — 2011 Update, or 2011 HSSU, which was published by the American Heart Association, estimates that there were 171 million individuals with diabetes worldwide in 2000 and that number is projected to rise to 366 million by 2030.  It is estimated that nearly 26 million people in the U.S. have chronic kidney disease (“CKD”) and another 20 million are at increased risk for CKD.

At-risk patients with renal insufficiency are easily identified with a routine blood analysis involving the level of a waste product in the blood called serum creatinine and an industry-standard calculation called a creatinine clearance.  Creatinine clearance can be accurately calculated using serum creatinine concentration and some or all of the following variables: sex, age, weight and race, as suggested by the National Kidney Foundation.  A decrease in creatinine clearance is generally accepted as a good indicator of kidney disease.  CIN is usually defined as an increase in serum creatinine of

25% over baseline within four days of a procedure where contrast is administered.

Of the estimated 7 million diagnostic and interventional imaging procedures performed worldwide each year that involve the use of contrast agents, we believe that 15% of these cases, or approximately 1 million patients, could be considered at-risk for CIN and thus benefit from the use of RenalGuard.

RenalGuard Sales and Marketing

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the EU in Italy in April 2008. Since then, we have expanded our sales efforts for RenalGuard to other countries in the EU and additional countries around the world where we have received the necessary approvals to do so.

To date we have relied exclusively on independent distributors to sell our product into international markets and we expect to continue this sales strategy for the foreseeable future. Distributors who we contract with to market our product typically also represent at least several other company product lines and have demonstrated experience selling their full spectrum of products into cardiovascular centers throughout their territory. Our distribution agreements typically set forth minimum annual purchase requirements over the term of the contract, although these annual minimums may be waived by us in our sole discretion. Typically our distribution agreements provide our distributors the exclusive right to market our products in a specific territory and generally have a duration that ranges between three and five years.

Our international distributors determine the programs, including sale, lease, rental and usage-based offerings, which they believe will be most effective in selling our products to hospitals in their territory. Our distributors’ marketing efforts are directed primarily at interventional cardiologists and nephrologists, whose influence are both believed to be critical in a hospital’s decision to acquire our products.

In the U.S., we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain FDA pre-market approval in order to market RenalGuard.

RenalGuard System and Therapy

RenalGuard is designed to reduce the toxic effects that contrast media can have on the kidneys, which may lead to a reduction in the incidence of CIN in at-risk patients.  RenalGuard Therapy® is based upon existing published literature, including the industry-recognized PRINCE study, that supports the theory that inducing and maintaining high urine output through the kidneys allows the body to rapidly eliminate contrast, reducing its toxic effects.

Our RenalGuard System is a real-time automated measurement and matched fluid replacement device.  The system is comprised of a fluid balancing system and a console with a delivery mechanism for sterile replacement fluid, including detectors, monitors and alarms. It is a closed loop system where the urine produced by the patient through a standard Foley-type catheter is continuously measured. A unique sterile disposable kit is required for each procedure.

Our RenalGuard Therapy entails the use of a standard FDA-approved loop diuretic that induces the required high urine output that is measured and in real-time replaced with an equal volume of sterile solution, such as saline, by the RenalGuard System.  This matched fluid replacement is intended to minimize the risk of over- or under-hydration, which can lead to increased patient risks, including pulmonary edema — a swelling and/or fluid accumulation in the lungs that leads to impaired gas exchange and may cause respiratory failure.

Potential Benefits of RenalGuard

We are attempting to bring RenalGuard to market as the first product to address this problem.  We believe it is a safe, innovative technology capable of achieving significant market adoption due to its evidence-based therapy and straightforward integration into hospital environments where contrast agents are routinely used.

Evidence-based Therapy

Our RenalGuard Therapy has now been studied in two randomized, open-label controlled clinical trials. The aim of these studies is to determine if very high urine outputs with precise matching of intravascular volume significantly reduced the risk of CIN.

The positive results to date reported from these studies have given us confidence that our concept of inducing high urine output with matched fluid replacement to maintain intravascular volume can significantly reduce the incidence of CIN.

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

Other Potential Markets

We plan to focus our short-term marketing efforts on the interventional cardiovascular and radiology markets and the reduction of CIN in imaging procedures requiring the use of contrast. In addition, we believe that our RenalGuard Therapy and System may be attractive to hospitals as an automated fluid balancing system that could be used in certain intensive patient monitoring settings within the hospital, such as the intensive care unit, or where fluid management is critical, such as in post-kidney transplant patients where the replacement of fluid losses is necessary to avoid the risk of damage to the transplanted kidney.

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

In August 1998, we received approval from the FDA to market our first generation CO2 Heart Laser, the HL1, throughout the U.S.  In January 2001, we received approval from the FDA to market our smaller and lighter second generation CO2 Heart Laser, the HL2.  The FDA approved the use of the Heart Laser Systems for patients who have stable angina (Canadian Cardiovascular Society Class III or IV) refractory to medical treatment and secondary to objectively demonstrated coronary artery atherosclerosis and with a region of the myocardium not amenable to direct coronary revascularization.

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

As previously discussed, on February 1, 2011, we sold substantially all of our TMR-related assets to Novadaq, including all regulatory approvals for the Heart Laser System, all manufacturing rights, substantially all product inventories and all equipment, intellectual property, clinical data and documentation related to our TMR business.

TMR Sales and Marketing Strategy

On March 20, 2007, we appointed Novadaq to succeed Edwards Lifesciences LLC (“Edwards”) as our exclusive U.S. distributor for the HL2 and all TMR disposable procedure kits. Outside the U.S., we established an independent distributor network to market our TMR products, although in some areas, principally Europe, we continued to sell our TMR products directly to hospitals.

International sales (by origin) accounted for 13% of our total revenue in 2010 and 29% in 2009.

We sold our TMR products to both Novadaq and our international distributors at a discount off list price.

Marketing Programs

As the exclusive U.S. distributor of our TMR products, Novadaq determined the programs, including sale, lease, rental and usage-based offerings, that it believed would be most effective in the U.S. in selling our products to hospitals. Novadaq’s marketing efforts were directed primarily at cardiothoracic surgeons, whose influence is believed to be critical in a hospital’s decision to purchase our products.

TMR Competition

The only direct competitor in the TMR market at this time is CardioGenesis Corporation.  CardioGenesis has received FDA approval to market its holmium laser in the U.S. to perform TMR.  CardioGenesis has also received CE Mark approval for its TMR system, which allows it to sell its product commercially in the EU.  CardioGenesis promotes the advantages it believes its TMR system provides surgeons who wish to perform minimally-invasive or robotically-assisted TMR procedures.

Products and Customers

Sales and servicing of our Heart Laser Systems accounted for approximately 85% and 76% of our revenues for the years ended December 31, 2010 and 2009, respectively. RenalGuard sales accounted for approximately 9% and 12% of our revenues for the years ended December 31, 2010 and 2009, respectively.

Our U.S. TMR distributor, Novadaq, was our largest customer the past two years and accounted for 76% and 65% of our total revenues in the years ended December 31, 2010 and 2009, respectively. Our distributor of RenalGuard in Italy, Artech, accounted for 4% and 10% of our total revenues in the years ended December 31, 2010 and 2009, respectively and 48% and 81% of our RenalGuard revenues in the years ended December 31, 2010 and 2009, respectively.

Manufacturing

During 2010 and 2009 we manufactured and tested our Heart Laser System and our RenalGuard console at our facility in Franklin, Massachusetts.  Beginning in 2011 we expect both our RenalGuard consoles and sterile disposable kits will be manufactured for us by two separate outside contract manufacturers, both located in New England. We believe that our outside contract manufacturers will have sufficient capacity to meet market demands anticipated in the coming year for our RenalGuard product.

Our facilities and those of our outside contract manufacturers are subject to periodic inspection by regulatory authorities to ensure compliance with FDA and EU quality system regulations.

Government Regulation

RenalGuard and the Heart Laser Systems both are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad.  The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S.

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

We have been issued 5 U.S. patents and 1 Canadian patent related to our RenalGuard System and its use in preventing CIN.  These patents have terms that expire from 2026 through 2028.

In addition, we currently have eight patent applications pending at the U.S. Patent Office in connection with the prevention of CIN related to RenalGuard. We have international patent applications pending on six of these RenalGuard patents, including individual patent applications pending in the EU and Japan.

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

Research and Development

Research and development expenses were approximately $333,000 and $780,000 for the years ended December 31, 2010 and 2009, respectively.  Our current and near term development efforts will be focused exclusively on advancing our RenalGuard program.

We continue to monitor technologies that may be applicable to the market for CIN prevention.  No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 17, 2011, we had 8 full-time employees worldwide, including our executive officers. Of these, four are in general and administrative positions, two are involved in sales and customer support, one is involved in clinical/research and development and one is involved in manufacturing/regulatory affairs.  None of our employees are represented by a union.  We consider our relationship with our employees to be good.

Company Information

We were incorporated in British Columbia, Canada on March 3, 1987.  We transferred our jurisdiction of incorporation to the Yukon Territory of Canada in March 1999.  Our principal offices and manufacturing facilities are located at 10 Forge Park, Franklin, Massachusetts 02038.  Our telephone number is (508) 541-8800.  Our Internet address is www.plcmed.com.  As used herein, the references to PLC, we, our and the Company mean, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais (Deutschland) GmbH.

Item 1A.     Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-K, we are not required to provide this information because we are a smaller reporting company.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

We maintain our principal executive offices and conduct our operations in 24,000 square feet of leased space in Franklin, Massachusetts.  The lease on this space expires on August 31, 2011. The total base rental payments for the eight months ending August 31, 2011 is approximately $136,000.  We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3.        Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.        (Removed and Reserved)

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 17, 2008, our common stock has been quoted on both the Pink Sheets and the OTC Bulletin Board (the “OTCBB”) under the symbol “PLCSF”.  On March 17, 2011, the last quoted sale price of our common stock was $0.12 per share.

The following table sets forth the highest and lowest of any bid price for our common stock on the Pink Sheets or the OTCBB.  Any bid price listed represents inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

2009	High	Low
First Quarter	$0.27	$0.05
Second Quarter	$0.50	$0.06
Third Quarter	$0.40	$0.21
Fourth Quarter	$0.32	$0.12

2010	High	Low
First Quarter	$0.30	$0.14
Second Quarter	$0.18	$0.10
Third Quarter	$0.18	$0.05
Fourth Quarter	$0.18	$0.06

As of March 17, 2011, there were 665 record holders of our common stock.  We believe that there are approximately 5,542 beneficial owners of our common stock.

Dividends

We have never paid cash dividends.  We currently intend to retain all future earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future. The terms of our secured convertible debt financing prohibits the payment of any cash dividends without the prior written consent of the holders of a majority of the principal amount of the outstanding convertible notes.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	5,529,130	$0.24	1,031,837	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	5,529,130	$0.24	1,031,837

(1)               Consists of the following equity compensation plans: (i) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (ii) 2000 Equity Incentive Plan; and (iii) 2005 Stock Incentive Plan.

(2)               Includes 294,461 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2011.

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

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. Our key strategic growth initiative is our newest marketable product, RenalGuard.

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

The RenalGuard System consists of a proprietary console and accompanying single-use sets. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matching these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to promote and maintain high urine outputs and minimize the risk to patients of over- or under-hydration during image-guided catheterization procedures where contrast media are routinely administered.

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the EU in Italy in April 2008. We are now marketing RenalGuard in several additional countries around the world. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain FDA pre-market approval in order to market RenalGuard. We intend to begin this U.S. pivotal study in 2011.

Novadaq, our U.S. distributor for the Heart Laser System, accounted for 76% and 65% of our total revenues in the years ended December 31, 2010 and 2009, respectively.  Our distributor of RenalGuard in Italy, Artech, accounted for 4% and 10% of our total revenues in the years ended December 31, 2010 and 2009, respectively and 48% and 81% of our RenalGuard revenues in the years ended December 31, 2010 and 2009, respectively.

Approximately 85% and 76% of our revenues in the years ended December 31, 2010 and 2009, respectively, came from the sale and service of TMR lasers and related disposable kits. We did not sell any HL2 lasers to Novadaq in either of the years ended December 31, 2010 and 2009. With the sale of our TMR business to Novadaq, we will, commencing in February 2011, be solely dependent upon our ability to increase our future revenues through higher sales of our RenalGuard products into international markets. This dependency on international RenalGuard revenue growth will continue until such time, if ever, that we may obtain FDA pre-market approval and are permitted to begin selling RenalGuard in the U.S.

Our management reviews a number of key performance indicators to assist in determining how to allocate resources and run our day-to-day operations. These indicators include (1) actual prior quarterly sales trends, (2) projected sales for the next four quarters, (3) research and development progress as measured against internal project plan objectives, (4) budget to actual financial expenditure results, (5) inventory levels (both our own and our distributors’), and (6) short term and long term projected cash flows of the business.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  We regularly review slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the inventory.

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

Revenue Recognition

We recognize revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. We assess credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board (“FOB”) shipping point.

We record revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, our previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective sales price we receive upon a sale of the kits.  We amortized this payment into our consolidated statements of operations as revenue on a monthly basis commencing in February 2004 and culminating in December 2010. We determined that this timeframe was the most appropriate amortization period based upon a valuation model we used to assess the economic fairness of the payment. Factors we considered in developing this valuation model included the estimated foregone revenues over this amortization period resulting from the reduction in the prospective sales price payable to us, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements we may make. We recorded amortization of deferred revenue of $1,156,000 and $785,000 in the years ended December 31, 2010 and 2009 respectively which is included in revenues in our consolidated statements of operations.  All amortization related to this transaction has been recorded as of December 31, 2010.

TMR lasers are billed to Novadaq in accordance with purchase orders that we receive.  Invoiced TMR lasers are recorded as other current assets and deferred revenue on our consolidated balance sheet until such time as the laser is shipped to a hospital, at which time we record revenue and cost of revenue.  Included in other current assets was $351,000 and deferred revenue of $400,000 at both December 31, 2010 and 2009.

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

As discussed in Note 10 to the consolidated financial statements, we entered into an agreement in November 2010 to sell our TMR business to Novadaq and this sale transaction closed on February 1, 2011.

Results of Operations

Results for the past two years and the related percent of total revenues were as follows:

	2010		2009
	(dollars in thousands)

Total revenues	$3,910	100%	$4,711	100%
Total cost of revenues	1,375	35	2,098	45
Gross profit	2,535	65	2,613	55
Selling, general and administrative expenses	2,805	72	3,462	73
Research and development expenses	333	9	780	17
Gain on the sale of assets	(98)	3	—	—
Loss from operations	(505)	(13)	(1,629)	(35)
Other income	—	—	3	—
Net Loss	$(505)	(13)%	$(1,626)	(35)%

	2010	Increase (decrease) over 2009		2009
	(dollars in thousands)

Product sales	$2,807	$(645)	(19)%	$3,452
Service fees	1,103	(156)	(12)	1,259
Total revenues	3,910	(801)	(17)	4,711
Product cost of revenues	809	(645)	(44)	1,454
Service fees cost of revenues	566	(78)	(12)	644
Total cost of revenues	1,375	(723)	(34)	2,098
Gross profit	2,535	(78)	(3)	2,613
Selling, general and administrative expenses	2,805	(657)	(19)	3,462
Research and development expenses	333	(447)	(57)	780
Total operating expenses	3,138	(1,104)	(26)	4,242
Gain on the Sale of Assets	(98)	(98)	100	—
Loss from Operations	(505)	1,124	69	(1,629)
Other income	—	(3)	(100)	3
Net Loss	$(505)	$1,121	69%	$(1,626)

Product Sales

Disposable TMR kit revenues, the largest component of product sales in 2010, decreased by $13,000, or 1%, in 2010 as compared to 2009.  The decrease was due to (1) a $368,000 decrease in domestic TMR kit revenues primarily as a result of a lower volume of kits shipped, and (2) a $16,000 decrease in international TMR kit revenues, primarily stemming from a lower average selling price of TMR kit shipments to international customers. These decreases were offset in part by a $371,000 increase in disposable kit revenue amortization.

TMR laser revenues decreased $261,000, or 93%, in 2010 as compared to 2009 due to fewer laser transactions in 2010 than in 2009.

RenalGuard revenues decreased $248,000, or 42%, in 2010 as compared to 2009 due to a lower volume of RenalGuard consoles and single-use sets sold to international distributors.

Other product sales decreased $123,000, or 47%, in 2010 as compared to 2009.  International other product sales decreased $302,000 as a result of a one-time sale of certain third party equipment required to be supplied along with an international Heart Laser System that we recorded as revenue in 2009.  As discussed in Note 8 to the Consolidated Financial Statements, we sold our OEM surgical tube business in May 2010.  Domestic other product sales decreased in 2010 by $9,000 as a result of this sale of the OEM business. These decreases were offset in part by other product sales of $188,000 for a non-refundable customer deposit that was never utilized and that became earned revenue at the expiration of an international TMR distribution agreement in December 2010.

As discussed in Note 10 to the Consolidated Financial Statements, we sold our TMR business to Novadaq in February 2011. Accordingly we will not have Disposable TMR kit revenue or Service Fee Revenues after the transaction closing in February 2011.  We did retain one HL2 TMR laser that, by the terms of our asset sale agreement with Novadaq, we have the right to sell to one of two international hospitals in the future.

Service Fee Revenues

Service fees decreased $156,000, or 12%, in 2010 as compared to 2009. Domestic service fees decreased $119,000 as a result of lower overall service activities to domestic customers. International service fees decreased $37,000 due to decreased service billings to international customers.

Gross Profit

Gross profit was $2,535,000, or 65% of total revenues, in 2010, as compared with gross profit of $2,613,000, or 55% of total revenues, in 2009.  Gross margin dollars decreased due to lower overall revenues, most notably from the absence of any Heart Laser System sales in 2010 as compared to the one international sale of a Heart Laser System and other third party equipment in the first quarter of 2009. The overall decrease was offset in part by (1) higher TMR disposable kit amortization, (2) the sale of our OEM surgical tube business in May 2010 which was a lower margin business, and (3) the-non refundable customer deposit realized upon the expiration of an international distribution agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 19% in 2010 as compared to 2009.  The decrease was due to (1) lower sales expenses in 2010 as compared to 2009 when we incurred $269,000 of sales costs associated with the sale of a Heart Laser System and third party equipment we supplied during the first quarter of 2009 and (2) lower compensation-related costs, reflecting the decrease in headcount associated with our February 2010 workforce reduction and other terminations. These decreases were offset in part by higher corporate legal expenses and proxy filing costs in connection with the sale of our TMR business to Novadaq.

Research and Development Expenses

Research and development expenditures decreased 57% in 2010 as compared to 2009.  The decrease is a result of (1) lower compensation-related costs as a result of our February 2010 workforce reduction and other terminations and (2) a governmental research and development grant of $244,000 that was received in November 2010 and recorded as a reduction in our fourth quarter research and development expense.  In 2011, we expect research and development expenses to increase as we commence our U.S. pivotal clinical trial of RenalGuard.

Gain on Sale of Assets

In 2010, we recorded a gain on the sale of assets of $98,000 related to our OEM surgical tube business.  We had no gain on sale of assets in 2009.

Other Income

Other income consists of interest income earned on our invested cash balances and decreased $3,000 in 2010 as compared to 2009 due to lower average cash balances.

Net Loss

In 2010, our net loss decreased $1,121,000, or 69%, compared to 2009, due to lower operating expenses and a gain on sale of assets, offset, in part, by a lower overall gross profit on our sales.

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

Cash and cash equivalents totaled $1,324,000 as of December 31, 2010, a decrease of $1,362,000 from $2,686,000 as of December 31, 2009.  We had no debt obligations as of December 31, 2010. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In May 2010, we sold certain of our OEM surgical tube assets and received approximately $154,000 in cash at the time of closing.  Most recently, in February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor. We believe our existing cash resources will meet our working capital requirements through at least December 31, 2011.

Cash used for operating activities in the year ended December 31, 2010 was $1,346,000 due to our net loss and unfavorable working capital changes, partially offset by non-cash depreciation and amortization expense and non-cash stock based compensation expense.  The effect of exchange rate changes was a $16,000 decrease in cash.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Statements containing terms such as “believes”, “plans”, “expects”, “anticipates”, “intends”, “estimates” and similar expressions contain uncertainty and are forward-looking statements.  Forward-looking statements are based on current plans and expectations and involve known and unknown important risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such important factors and uncertainties include, but are not limited to:

•                  We expect to incur significant net losses in future quarters;

•                  Our quarterly operating results have varied in the past and will continue to vary significantly in the future, causing volatility in our stock price;

•                  With the sale of our TMR business in February 2011, our future prospects are solely dependent upon the successful commercialization of RenalGuard. To date we have recorded only a limited amount of sales of RenalGuard, principally to a single customer in one country, Italy. Sales of RenalGuard alone are currently insufficient, and may never grow to be sufficient, to sustain our ongoing operations;

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

•                  If we are required to change our pricing models to compete successfully, our margins and operating results may be adversely affected;

•                  We plan to commence our U.S. pivotal clinical trial in 2011 to study RenalGuard, which is necessary to obtain FDA pre-market approval to market RenalGuard in the U.S. This study will take us a significant amount of time and money to complete and will require us to raise additional capital in the future. We can provide no assurance that we will be able to complete this study or, if we are able to complete it, that RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of a U.S. pivotal clinical trial is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients amongst other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites. Should a U.S. pivotal clinical trial take longer than we expect, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed could be seriously harmed and our ability to successfully fund the completion of the trial and bring RenalGuard to market may be adversely affected;

•                  Our RenalGuard System has only had limited testing in a clinical setting and we may need to modify it substantially in the future for it to be commercially acceptable in the broader market;

•                  Any potential future modifications required to make RenalGuard commercially acceptable for the broader market may result in substantial additional costs and/or market introduction delays;

•                  Rapid technological change in the medical device industry could make our products obsolete and requires substantial research and development expenditures and responsiveness to customer needs.  We expect to continue to face substantial competition from different treatment modalities and if we do not compete effectively with these alternatives our market share may never grow and could decline;

•                  An inability to obtain third party reimbursement for RenalGuard could materially affect future demand for our product. We know of no existing Medicare coverage or other third party reimbursement that currently would be available in the U.S. to either hospitals or physicians that would help defray the additional cost that would result from the future purchase and/or use of our RenalGuard System. We also can provide no assurance that we will ever be able to obtain Medicare coverage or other third party reimbursement for the use of RenalGuard, which could materially and adversely affect the potential future demand for our product;

•                  Securing patent protection over our intellectual property ideas in the field of CIN preventiuon is, we believe, critical to our plans to successfully differentiate and market our RenalGuard System and grow our future revenues. However, we can provide no assurance as to how strong our issued patents will prove to be. Furthermore we can provide no assurance that we will be successful in securing any additional patent protection for our intellectual property ideas in this field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Finally, even if we are successful in securing patent protection for some of our pending patent applications, or for additional intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such additional patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing our RenalGuard System against other potentially competitive devices;

•                  We are exposed to risks associated with outsourcing activities, which could result in supply shortages that could affect our ability to meet customer needs;

•                  If we deliver systems with defects, our credibility may be harmed, sales and market and regulatory approvals acceptance of our systems may decrease and we may incur liabilities associated with those defects;

•                  If we require additional capital in the future, it may not be available, or if available, may not be on terms acceptable to us;

•                  We are exposed to various risks related to the regulatory environment for medical devices.  Compliance with medical device health and safety regulations may be very costly, and the failure to comply could result in liabilities, fines and cessation of our business;

•                  Our share price will fluctuate based upon a number of factors including, but not limited to:

•                  actual or anticipated fluctuations in our results of operations;

•                  changes in estimates of our future results of operations by us or securities analysts;

•                  announcements of technological innovations or new products or services by us or our competitors;

•                  changes affecting the medical device industry;

•                  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•                  additions or departures of key technical or management personnel;

•                  issuances of debt or equity securities;

•                  significant lawsuits, including patent or stockholder litigation;

•                  changes in the market valuations of similar companies;

•                  sales of our common stock by us or our stockholders in the future;

•                  dilution caused by the conversion of convertible debt currently outstanding or which may be issued to our current secured lender and its assignees as well as the exercise of warrants issued to this lender, as well as by the exercise of employee stock options or the issuance of shares on the vesting of restricted stock units;

•                  trading volume of our common stock; and

•                  other events or factors that may directly or indirectly affect the value or perceived value of our business and/or prospects, including the risk factors identified in this prospectus.

•                  We have pledged all of our assets to our secured debtholders. We are not currently permitted, nor do we currently intend, to pay any cash dividends on our common stock in the foreseeable future and therefore our shareholders may not be able to receive a return on their shares unless they sell them at an amount greater than the price paid for such shares;

•                  Our secured debtholders may be able to exert significant control over the company through restrictive covenants contained in such debt agreements or through the conversion to our equity securities of the convertible debt and warrants issued and/or issuable to these debtholders;

•                  Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.  Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our stock plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall;

•                  U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules; and

•                  Our ability to recruit and retain management and other qualified personnel is crucial to our ability to develop, market, sell and support our products.

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

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Pursuant to Item 308(c) of Regulation S-K, we are not required to provide such an attestation report because we are a smaller reporting company.

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

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC in connection with our 2011 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

All schedules for which provision is made in the applicable accounting regulation of the SEC that are not required under the related instructions or are inapplicable have been omitted.

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

PLC SYSTEMS INC.

Date: March 29, 2011	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Mark R. Tauscher	President, Chief Executive Officer	March 29, 2011
Mark R. Tauscher	and Director
(Principal Executive Officer)

/s/ James G. Thomasch	Chief Financial Officer	March 29, 2011
James G. Thomasch	(Principal Financial and Principal
Accounting Officer)

/s/ Edward H. Pendergast	Chairman of the Board	March 29, 2011
Edward H. Pendergast

	Director	March 29, 2011
Kevin J. Dunn

/s/ Benjamin L. Holmes	Director	March 29, 2011
Benjamin L. Holmes

/s/ Brent Norton, M.D.	Director	March 29, 2011
Brent Norton, M.D.

APPENDIX A

PLC SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010 and 2009

PLC SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PLC Systems Inc.:

We have audited the accompanying consolidated balance sheet of PLC Systems Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Boston, Massachusetts

March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

PLC Systems Inc.

We have audited the accompanying consolidated balance sheet of PLC Systems Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 30, 2010

PLC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,324	$2,686
Accounts receivable, net of allowance of $10 and $24 at December 31, 2010 and 2009, respectively	338	720
Inventories	836	876
Prepaid expenses and other current assets	604	505
Total current assets	3,102	4,787
Equipment, furniture and leasehold improvements, net	27	69
Other assets	186	186
Total assets	$3,315	$5,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373	$336
Accrued compensation	118	224
Accrued other	281	279
Deferred revenue	1,109	2,084
Total current liabilities	1,881	2,923
Deferred revenue, net of current portion	—	390
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding at December 31, 2010 and 2009	93,893	93,893
Additional paid in capital	848	627
Accumulated deficit	(92,969)	(92,464)
Accumulated other comprehensive loss	(338)	(327)
Total stockholders’ equity	1,434	1,729
Total liabilities and stockholders’ equity Total liabilities and stockholders’ equity	$3,315	$5,042

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Product sales	$2,807	$3,452
Service fees	1,103	1,259
Total revenues	3,910	4,711

Cost of revenues:
Product sales	809	1,454
Service fees	566	644
Total cost of revenues	1,375	2,098

Gross profit	2,535	2,613

Operating expenses:
Selling, general and administrative	2,805	3,462
Research and development	333	780
Total operating expenses	3,138	4,242

Gain on the sale of assets	(98)	—
Loss from operations	(505)	(1,629)

Other income	—	3
Net loss	$(505)	$(1,626)

Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	30,351	30,351

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2010 and 2009

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2008	30,351	$93,893	$474	$(90,838)	$(338)	$3,191
Stock based compensation	—	—	153	—	—	153
Comprehensive income:
Net loss	—	—	—	(1,626)	—	(1,626)
Foreign currency translation, net	—	—	—	—	11	11
Total comprehensive loss						(1,615)

Balance, December 31, 2009	30,351	$93,893	$627	$(92,464)	$(327)	$1,729
Stock based compensation	—	—	221	—	—	221
Comprehensive income:
Net loss	—	—	—	(505)	—	(505)
Foreign currency translation, net	—	—	—	—	(11)	(11)
Total comprehensive loss						(516)

Balance, December 31, 2010	30,351	$93,893	$848	$(92,969)	$(338)	$1,434

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2010 and 2009

(In thousands)

	2010	2009
Operating activities:
Net loss	$(505)	$(1,626)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	42	96
Stock-based compensation	221	153
Change in assets and liabilities:
Accounts receivable	385	63
Inventory	40	260
Prepaid expenses and other assets	(99)	93
Accounts payable	37	39
Deferred revenue	(1,365)	(1,291)
Accrued liabilities	(104)	(160)
Net cash used for operating activities	(1,346)	(2,373)

Effect of exchange rate changes on cash and cash equivalents	(16)	33
Net decrease in cash and cash equivalents	(1,362)	(2,340)

Cash and cash equivalents at beginning of year	2,686	5,026
Cash and cash equivalents at end of year	$1,324	$2,686

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.             Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  The Company pioneered and manufactures the CO2 Heart Laser System (the “Heart Laser System”) that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina.  Over the past three years, the Company has begun initial commercialization outside the United States of its newest product, RenalGuard®, which currently represents the Company’s key strategic growth initiative and primary business focus.  The RenalGuard System consists of a proprietary console and accompanying single-use sets and is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. The Company conducts business operations as one operating segment.

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

For the years ended December 31, 2010 and 2009, the Company incurred a net loss of approximately $505,000 and $1,626,000, respectively, and negative cash flows from operations of $1,346,000 and $2,373,000, respectively.  At December 31, 2010, the Company had an accumulated deficit of $92,969,000.  In the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq for $1,000,000 plus the relief of approximately $614,000 in service contract obligations, and issued $4,000,000 in secured convertible debt (see Note 11).  Management projects that its existing resources will be sufficient to fund operations through at least December 31, 2011.

2.             Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PLC and its two wholly owned subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais (Deutschland) GmbH.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition, warranty, inventory valuation, and accounts receivable.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash at December 31, 2010 consist of deposits held in bank checking accounts and at December 31, 2009 consist of deposits held in bank checking accounts and overnight sweep to repurchase agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. At times, the Company possesses cash balances above federally-insured limits. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents in

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

high-quality financial instruments.  At December 31, 2010 and 2009, the majority of the cash and cash equivalents balance was invested with a single financial institution.

The Company has a concentration of credit risk due to its exclusive U.S. TMR distribution arrangement with Novadaq.  Novadaq accounted for 62% and 49% of the Company’s net accounts receivable at December 31, 2010 and 2009, respectively.  Novadaq also accounted for 76% and 65% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively.  Collateral is not required on sales to Novadaq.

Artech accounted for 4% and 10% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively.

Concentration of Revenues

Approximately 85% and 76% of the Company’s revenues for the years ended December 31, 2010 and 2009, respectively, were derived from the sales and service of TMR.

Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2010
Net sales	$3,403	$507	$3,910

2009
Net sales	$3,338	$1,373	$4,711

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

The carrying amount of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When required, recoverability of these assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the years ended December 31, 2010 and 2009, the Company did not recognize any asset impairment charges.

Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company obtains similar warranties from a majority of its suppliers, including those who supply critical TMR components.  In addition, under the terms of its TMR distribution agreement with Novadaq, the Company is able to bill Novadaq for actual warranty costs, including preventative maintenance services, up to a specified amount during the warranty period.

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of lasers and RenalGuard consoles and single-use sets on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  The accrued warranty liability was $0 and $7,000 at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, the warranty liability was increased by $35,000 related to potential pre-existing warranties and decreased by $42,000 for actual warranty costs incurred.  During the year ended December 31, 2009, the warranty liability was increased by $20,000 related to potential pre-existing warranties and then decreased by $23,000 for actual warranty costs incurred.

Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board (“FOB”) shipping point.

The Company records revenue from the sale of TMR kits at the time of shipment to Novadaq.  TMR kit revenues include the amount invoiced to Novadaq for kits shipped pursuant to purchase orders received, as well as an amortized portion of deferred revenue related to a payment of $4,533,333 from Edwards, the Company’s previous exclusive U.S. TMR distributor, received in February 2004.  This payment was made in exchange for a reduction in the prospective sales price the Company receives upon a sale of the kits.  The Company amortized this payment into its consolidated statements of operations as revenue on a monthly basis commencing in February 2004 and culminating in December 2010.  The Company determined that this timeframe was the most appropriate amortization period based on a valuation model it used to assess the economic fairness of the payment. Factors the Company considered in developing this valuation model included the estimated foregone revenues over the amortization period resulting from the reduction in the prospective sales price payable to the Company, a discount rate deemed appropriate to this transaction and an estimate of the remaining economic useful life of the current TMR kit design, without any benefit being given to potential future product improvements the Company may make.  The Company recorded amortization of $1,156,000 and $785,000 in the years ended December 31, 2010 and 2009, respectively, which is included in revenues in the consolidated statements of operations.  All amortization related to this transaction has been recorded as of December 31, 2010.

TMR lasers are billed to Novadaq in accordance with purchase orders that the Company receives.  Invoiced TMR lasers are recorded as other current assets and deferred revenue on the Company’s consolidated balance sheet until such time as the laser is shipped to a hospital, at which time the Company records revenue and cost of revenue.  Included in other current assets was $351,000 and deferred revenue of $400,000 at both December 31, 2010 and 2009.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

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

Research and Development

Research and development costs are expensed as incurred.  In November 2010, the Company received a grant in the amount of $244,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project (QTDP) Program. The Company recorded this grant amount as a reduction to research and development expenses in the accompanying consolidated statement of operations during the fourth quarter of 2010.

Loss Per Share

In 2010 and 2009, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

For the years ended December 31, 2010 and 2009, 5,529,000 and 5,310,000 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted loss per share because the effect would have been antidilutive.

3.             Inventories

Inventories consist of the following at December 31 (in thousands):

	2010	2009
Raw materials	$290	$404
Work in process	—	14
Finished goods	546	458
	$836	$876

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4.             Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2010	2009
Equipment	$1,175	$1,203
Office furniture and fixtures	218	218
Leasehold improvements	349	349
	1,742	1,770
Less accumulated depreciation and amortization	1,715	1,701
	$27	$69

Depreciation expense was $42,000 and $91,000 for the years ended December 31, 2010 and 2009, respectively.

5.             Stockholders’ Equity

At December 31, 2010, there were 6,561,000 shares of authorized but unissued common stock reserved for issuance under the Company’s stock option plans and employee stock purchase plan.

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

The Company grants stock options to its non-employee directors.  New non-employee directors receive an initial grant of an option to purchase 45,000 shares of the Company’s common stock that generally vest in quarterly installments over three years.  Once the initial grant has fully vested, non-employee directors (other than the Chairman of the Board) receive an annual grant of an option to purchase 22,500 shares of the Company’s common stock that generally will vest in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

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

December 31, 2010

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

As a result of employee terminations in 2010, options held by terminated employees to purchase a total of 1,233,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were replaced by the Company with new options, all of which immediately vested, to purchase 1,233,000 shares of common stock at an exercise price of $0.24 per share.  The Company recorded an additional $72,000 in stock compensation expense related to these grants during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company granted options to purchase 200,000 shares of the Company’s common stock to non-employees that vested immediately, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest in four equal quarterly installments.

As of December 31, 2010, there were 737,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	5,499	$0.69
Granted	5,250	0.24
Exercised	—	—
Forfeited	(163)	0.60
Expired	(101)	2.50
Cancelled	(5,175)	0.65
Outstanding, December 31, 2009	5,310	$0.25
Granted	1,545	0.22
Exercised	—	—
Forfeited	(71)	0.26
Expired	(22)	1.66
Cancelled	(1,233)	0.24
Outstanding, December 31, 2010	5,529	$0.24	2.86	—
Exercisable, December 31, 2010	3,889	$0.24	2.59	—

Stock-Based Compensation Expense

The Company recorded compensation expense of $221,000 and $153,000 in the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company had $75,000 of total unrecognized compensation

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.20 years.

The weighted average fair value of options issued during the years ended December 31, 2010 and 2009 were estimated using the Black-Scholes model and was $0.08 and $0.18 respectively.

Year Ended December 31,
	2010	2009
Expected life (years)	1.00 – 6.00	1.00 – 5.50
Interest rate	0.26 – 2.27%	0.47 – 2.75%
Volatility	85.6 – 292.8%	103.1 – 205.2%
Expected dividend yield	None	None
Value of option granted	$0.02 – 0.14	$0.15 – 0.23

The expected life was calculated in 2010 and 2009 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at December 31, 2010 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity in 2010 or 2009.  At December 31, 2010, 294,461 shares were reserved for future issuance under the Purchase Plan.

7.             Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2011. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2010, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2011	136

Total rent expense was $204,000 and $237,000 in 2010 and 2009, respectively.

Bonus Commitment

The Company has a bonus plan for substantially all employees calculated based upon predetermined Company milestones and targets.  The Board of Directors has the discretion to adjust the bonus amounts prior to approval and payment. There were no bonuses accrued at December 31, 2010 or 2009.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

8.             Asset Purchase Agreement

In May 2010, the Company sold to a newly-formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable.  At the closing of the transaction and as of December 31, 2010, the note receivable was fully reserved.  Following the sale, Dr. Robert I. Rudko, who was a director and a stockholder of the Company at the time, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the year ended December 31, 2010, the Company recorded an initial gain on sale of assets of $98,000.  In March 2011, Dr. Rudko resigned from the Company’s board of directors and the Company reached an agreement with the acquiring company to settle the note receivable at a reduced amount of $40,000.  The portion of the gain related to the note receivable will be recorded when cash is received.

9.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2010	2009
Net U.S. operating loss carryforwards	$23,848	$23,279
Net foreign operating loss carryforwards	486	435
Accrued expenses and reserves	592	684
Tax credits	1,245	1,330
Other	566	1,069
Total deferred tax assets	26,737	26,797
Valuation allowance	(26,737)	(26,797)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $60,000 in 2010 primarily due to a reversal of temporary differences associated with deferred revenue in 2010, offset in part by the Company’s net loss. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset.

Loss before taxes consisted of the following (in thousands):

	2010	2009
Domestic	$(133)	$(1,415)
Foreign	(372)	(211)
	$(505)	$(1,626)

Benefit from income taxes computed at the federal statutory rate differ from amounts provided as follows (in thousands):

	2010	2009
Tax benefit at statutory rate	$(172)	$(553)
State income taxes, net of U.S. federal income tax benefit	(30)	(97)
Permanent differences	57	41
Change in valuation allowance	145	609
Total expense	$0	$0

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

At December 31, 2010, the Company had U.S. net operating loss carryforwards available to reduce future taxable income of approximately $60 million, which expire at various dates through 2030.  At December 31, 2010, $175,000 of federal and state net operating loss carryforwards related to deductions for stock option compensation for which the associated tax benefit will be credited to additional paid in capital when realized.  At December 31, 2010, the Company had federal and state research and development credit carryforwards of $773,000 and $472,000, respectively, which will expire at various dates through 2030 for federal income tax purposes and through 2025 for state income tax purposes.  In addition, at December 31, 2010 the Company had foreign net operating loss carryforwards of approximately $1,217,000.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2010 and 2009, there were no unrecognized tax benefits.  The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2010 and 2009, the Company had no accrued interest or tax penalties recorded.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2007 through 2010 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment. The open examination periods for the Company’s foreign jurisdictions range from 2000 through 2009.

10.          Subsequent Events

Sale of TMR Business to Novadaq

On November 5, 2010 the Company entered into an agreement to sell its TMR business to Novadaq. This transaction was approved by the Company’s shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011.

Under terms of the agreement, Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing date, which was valued at approximately $614,000 and a total value of assets sold of $435,000.  The sale of the TMR business and the resultant gain on the asset sale transaction will be recorded in the Company’s first quarter 2011 financial results.

Secured Convertible Debt Financing

On February 22, 2011, the Company completed a financing agreement with an institutional investor that provides up to $6 million in secured convertible debt financing. We received $4 million in February as part of a first tranche closing. In addition, under the terms of the financing agreement, the Company may secure additional secured convertible debt funding of up to $2 million in the aggregate in two separate $1 million tranches, based upon meeting certain RenalGuard operational milestones related to sales and U.S. pivotal clinical trial objectives.

Pursuant to the terms of this financing, the Company issued senior secured convertible notes that mature three years from date of issuance as well as warrants offering 100% coverage that can be exercised within five years from issuance. The notes issued in the February 2011 first tranche funding are convertible at a rate of $.10 per share. The notes that would be issued in the future for each of the $1 million tranches would be convertible into the Company’s common stock at prices determined by the fair market value of the Company’s stock at the time each tranche funds, subject to an agreed upon minimum and maximum conversion rate price range of $.06 to $.15. The notes carry a 5%

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

interest coupon that is required to be paid quarterly and are secured by all of the Company’s assets. The warrants can be converted into the Company’s common stock as well, at a 50% premium to the conversion price of the notes, which would also vary depending upon the tranche. The conversion price of the notes and the exercise price of the warrants are subject to anti-dilution and other adjustments.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1

Asset Purchase Agreement dated November 5, 2010 by and among the Registrant, PLC Medical Systems, Inc., PLC Systemas Medicos Internacionais (Deutschland) GmbH, Novadaq Corp. and Novadaq Technologies Inc., incorporated by reference to the Registrant’s current report on Form 8-K dated November 5, 2010, as previously filed with the Securities and Exchange Commission.

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

10.20.1

Addendum to Amended and Restated Distribution Agreement dated November 5, 2010 by and among the Registrant, PLC Medical Systems, Inc., Novadaq Technologies Inc. and Novadaq Corp., incorporated by reference to the Registrant’s current report on Form 8-K dated November 5, 2010, as previously filed with the Securities and Exchange Commission.

Exhibit Number	Description of Document

10.21

Securities Purchase Agreement dated February 22, 2011 by and between the Registrant and GCP IV LLC, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.22

Form of 5% Senior Secured Convertible Debenture issued by the Registrant, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.23

Form of Common Stock Purchase Warrant issued by the Registrant, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.24*#	Compensatory Arrangements with Executive Officers.

10.25*#	Compensatory Arrangements with Non-Employee Directors.

10.26*#	Severance Arrangements with Executive Officers.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of McGladrey & Pullen, LLP

23.2*	Consent of Caturano and Company, Inc. (formerly Caturano and Company, P.C.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this annual report on Form 10-K for the year ended December 31, 2010.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.