Form 10-Q
period 2011-03-31
PLC SYSTEMS INC
filed 2011-05-16
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,258	$1,324
Accounts receivable, net of allowance of $0 and $10 at March 31, 2011 and December 31, 2010, respectively	120	121
Inventories	327	310
Prepaid expenses and other current assets	114	252
Assets from discontinued operations	—	1,095
Total current assets	5,819	3,102
Equipment, furniture and leasehold improvements, net	25	27
Other assets	181	186
Total assets	$6,025	$3,315
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$227	$343
Accrued compensation	78	91
Accrued other	193	232
Deferred revenue	98	98
Liabilities from discontinued operations	18	1,117
Total current liabilities	614	1,881
Convertible notes	5,451	—
Warrant liabilities	2,268	—
Stockholders’ equity (deficit):
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of March 31, 2011 and December 31, 2010	93,893	93,893
Additional paid in capital	878	848
Accumulated deficit	(96,756)	(92,969)
Accumulated other comprehensive loss	(323)	(338)
Total stockholders’ equity (deficit)	(2,308)	1,434
Total liabilities and stockholders’ equity (deficit)	$6,025	$3,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$57	$267
Cost of revenues	140	432
Gross profit (loss)	(83)	(165)
Operating expenses
Selling, general and administrative	1,123	801
Research and development	73	253
Total operating expenses	1,196	1,054
Loss from continuing operations	(1,279)	(1,219)
Other expense:
Interest expense	(46)	—
Change in fair value of warrant liabilities	(1,476)	—
Change in fair value of convertible notes	(2,218)	—
Total other expense	(3,740)	—
Net loss from continuing operations	(5,019)	(1,219)
Discontinued operations:
Income from discontinued operations	53	658
Gain on sale of discontinued operations	1,179	—
Net income from discontinued operations	1,232	658
Net loss	$(3,787)	$(561)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.16)	$(0.04)
From income on discontinued operations	0.00	0.02
From gain on sale of discontinued operations	0.04	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.12)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,787)	$(561)
Income from discontinued operations	(53)	(658)
Gain on sale of discontinued operations	(1,179)	—
Depreciation and amortization	2	13
Stock-based compensation expense	30	79
Change in fair value of warrant liabilities	1,476	—
Change in fair value of convertible notes	2,218	—
Non-cash interest expense	25	—
Change in assets and liabilities:
Accounts receivable	—	75
Inventory	(17)	84
Prepaid expenses and other assets	143	(128)
Accounts payable	(116)	(72)
Deferred revenue	—	62
Accrued liabilities	(52)	(34)
Net cash flows used in operating activities	(1,310)	(1,140)

Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	4,000	—
Net cash provided by financing activities	4,000	—

Discontinued operations:
Net cash provided by operating activities	228	325
Net cash provided by investing activities	1,000	—
Net cash provided by discontinued operations	1,228	325

Effect of exchange rate changes on cash and cash equivalents	16	(28)
Net increase (decrease) in cash and cash equivalents	3,934	(843)
Cash and cash equivalents at beginning of period	1,324	2,686
Cash and cash equivalents at end of period	$5,258	$1,843

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$—

Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$792	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

1.             Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  Over the past three years, the Company has begun commercialization outside the United States of its newest product, RenalGuard®, which represents the Company’s key strategic growth initiative and primary business focus.  The RenalGuard System consists of a proprietary console and accompanying single-use sets and is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to at-risk patients during certain medical imaging procedures. The Company conducts business operations as one operating segment.

Prior to February 1, 2011, including during all of 2010, in addition to advancing its RenalGuard program, the Company also was engaged in the manufacture and marketing of the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. On February 1, 2011, the Company sold the assets of its TMR business to Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc. Novadaq acted as the Company’s exclusive distributor in the United States for the TMR business since being appointed to that role in March 2007.

The asset sale transaction, which was announced in November 2010, was approved by the Company’s shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011. Novadaq paid $1 million in cash and assumed all TMR service-related obligations, valued at approximately $614,000, in exchange for acquiring substantially all TMR-related assets, including all regulatory approvals for the CO2 Heart Laser System, all manufacturing rights, substantially all product inventories and all equipment, intellectual property, clinical data and documentation related to the TMR business. The TMR business has been accounted for and reflected in the accompanying unaudited condensed consolidated financial statements as discontinued operations for all periods presented (see Note 10).

For the three months ended March 31, 2011, the Company incurred a loss from continuing operations of approximately $5,019,000 and negative cash flows from continuing operations of $1,310,000.  At March 31, 2011, the Company had an accumulated deficit of $97,000,000.  As discussed above, in the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq for $1,000,000 plus the relief of approximately $614,000 in service contract obligations. In addition, in February 2011, the Company issued $4,000,000 in secured convertible debt (see Note 11).  Management projects that its existing resources will be sufficient to fund operations through at least December 31, 2011.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$174	$130
Work in progress	—	—
Finished goods	153	180
	$327	$310

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

As a result of employee terminations in 2011, options held by terminated employees to purchase a total of 173,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were replaced by the Company with new options, all of which were immediately vested, to purchase 173,000 shares of common stock at an exercise price of $0.24 per share.  The Company recorded an additional $2,000 in stock compensation expense related to these grants during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Company granted options to purchase 100,000 shares of the Company’s common stock to a non-employee that vested immediately, and granted options to purchase 200,000 shares of the Company’s common stock to an employee that vest ratably over a three year period.

As a result of the workforce reduction that occurred during the three months ended March 31, 2010, options held by terminated employees to purchase a total of 498,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were, as part of the Company’s overall severance arrangement with the terminated employees, replaced by the Company with new options to purchase 498,000 shares of common stock at an exercise price of $0.24 per share.  These new options were fully vested upon grant and expire one year from the date of grant. The Company recorded an additional $37,000 in stock compensation expense related to these grants during the three months ended March 31, 2010.

As of March 31, 2011, there were 935,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,529	$0.24
Granted	473	0.16
Exercised	—	—
Forfeited	(497)	0.24
Expired	—	—
Cancelled	(173)	0.24
Outstanding, March 31, 2011	5,332	$0.23	3.12	$26
Exercisable, March 31, 2011	3,860	$0.23	2.73	$18

Stock-Based Compensation Expense

The Company recorded compensation expense of $30,000 and $79,000 in the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company had $77,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.07 years.

The weighted average fair value of options issued during both the three months ended March 31, 2011 and 2010, as estimated using the Black-Scholes model, and was $0.08.  The assumptions used were as follows:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	1.00 – 6.00	1.00
Risk free rate	0.27 – 2.38%	0.47%
Volatility	107.2 – 132.1%	132.4%
Expected dividend yield	None	None

The expected life was calculated in 2011 and 2010 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at March 31, 2011 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three months ended March 31, 2011 or 2010.  At March 31, 2011, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.             Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met.

6.             Loss per Share

In the three months ended March 31, 2011 and 2010, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or investor warrants, since their inclusion would be antidilutive.

For the three months ended March 31, 2011 and 2010, 45,332,000 shares attributable to outstanding warrants and stock options, and 5,310,000 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.             Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2011 and 2010 was $3,772,000 and $574,000, respectively.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.             Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at March 31, 2011 or December 31, 2010.

9.             Sale of Assets

In May 2010, the Company sold to a newly-formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable totaling $71,000.  At the closing of the transaction and as of December 31, 2010, the note receivable was fully reserved.  Following the sale, Dr. Robert I. Rudko, who was a director and a stockholder of the Company at the time, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the year ended December 31, 2010, the Company recorded an initial gain on sale of assets of $98,000.  In March 2011, Dr. Rudko resigned from the Company’s board of directors.  Also in March 2011, the Company reached an agreement with the acquiring company to settle the note receivable at a reduced amount of $40,000.  This amount was collected in April 2011, and will be recorded as a gain when cash was received during the second quarter.

10.          Sale of TMR Business to Novadaq/Discontinued Operations

On November 5, 2010, the Company entered into an agreement to sell its TMR business to Novadaq. This transaction was approved by the Company’s shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011.

Under terms of the agreement, Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing date totaling $614,000.  The total carrying value of the assets sold as of the transaction date was $385,000.  In addition, the Company incurred transaction costs of $50,000.  The Company has recorded a gain on sale of discontinued operations of $1,179,000 in the statement of operations.

The operating results of these operations, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying condensed consolidated financial statements.

Revenues and Cost of Sales attributable to discontinued operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31 (In thousands)
	2011	2010
Revenues:
Product sales	$455	$497
Service fees	68	298
Total	523	795

Cost of revenues:
Product sales	442	18
Service fees	28	119
Total	470	137
Income from discontinued operations	$53	$658

A summary of discontinued operations on the consolidated balance sheets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Current assets:
Accounts receivable, net	$—	$217
Inventory	—	526
Prepaid expenses and other current assets	—	352
		$1,095
Current liabilities:
Accounts payable	$18	$30
Accrued compensation	—	27
Accrued expenses	—	50
Deferred revenue	—	1,010
	$18	$1,117

11.          Convertible Notes and Warrant Liabilities

Features of the Convertible Notes and Investor Warrants

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “Convertible Notes”) and 40,000,000 warrants, which expire February 22, 2016 (the “Investor Warrants”).  In addition, under the terms of the agreement, the Company may secure additional secured convertible debt funding from the Investors of up to $2 million in the aggregate in two separate $1 million tranches, based upon meeting certain operational milestones including sales and clinical trial objectives.

Convertible Notes

The Convertible Notes require payment of interest on the outstanding principal amount, in cash, at the rate of 5% per annum, payable quarterly on January 1, April 1, July 1, and October 1, beginning on the first such date following the Original Issue Date, on each conversion date (for the principal amount then being converted), on each optional redemption date (for the principal amount then being redeemed) and on the maturity date. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the Original Issue Date until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts that may become due in connection with the Convertible Notes, has been made.

The Holders may convert the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at the conversion price of $0.10 (“Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

At any time after February 2012, and upon entering into a change of control transaction or Fundamental Transaction, as defined in the Debenture Agreement, the Company may deliver a notice to the Holders of its irrevocable election to redeem all of the then outstanding principal of the Convertible Notes for cash in an amount equal to the sum of (a) the greater of (i) the outstanding amount of the Convertible Notes divided by the Conversion Price on the date of the mandatory default amount, as defined in the Purchase Agreement, is either (A) demanded or (B) paid in full, whichever has a lower conversion price, multiplied by the Volume Weighted Average Price (“VWAP”) of the date of the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has higher VWAP, plus all accrued and unpaid interest, or (ii) 130% of the outstanding principal amount of the Notes, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due under the various agreements covering issuance of the Convertible Notes. Such amount would include the liquidated damages due under the default provision of the Purchase Agreement.

The Company is required to repay, in cash, any outstanding principal amount of the Convertible Notes on February 22, 2014 and is not permitted, except upon entering into a change of control transaction or fundamental transaction as noted above, to prepay any portion of the principal amount without prior written consent of the Holders.

Investor Warrants

On February 22, 2011, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding as of March 31, 2011:

	Warrants	Exercise Price
Beginning balance	40,000,000	$0.15
Add: Adjustments (pursuant to warrants agreement)	0	n/a
Less: Exercised (prior to 3/31/2011)	0	n/a
Ending balance	40,000,000	$0.15

The Warrants are exercisable in cash to purchase shares of the Company’s common stock (the “Warrant Shares”). The Exercise Price may be paid pursuant to a cashless exercise provision if the Warrant Shares have not been registered within six months after the Warrants are issued. The Exercise Price of the Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Exercise Price.

In connection with a Fundamental Transaction, as defined in the Purchase Agreement, that is an all-cash transaction, the Company shall have the right to purchase from the Holders all, but not less than all, of the unexercised portion of the Warrants by paying in cash to the Holders an amount equal to 30% of the Exercise Price multiplied by the number of shares of Common Stock for which the Warrants are exercisable immediately prior to such change of control transaction.

Fair Value Measurements

The Company measures and reports fair value in accordance with Accounting Standards Codifications (“ASC”) 820 — Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,451,000	$—	$—	$5,451,000
Warrant liabilities	$2,268,000	$—	$—	$2,268,000

Total Liabilities	$7,719,000	$—	$—	$7,719,000

Accounting for the Convertible Notes and Investor Warrants

Investor Warrants

In June 2008, the FASB issued ASC 815-40-15 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), which was effective for the Company in 2009. This issued guidance requires that derivative instruments be evaluated for certain contingencies and anti-dilution provisions that would affect their equity classification as a derivative under ASC 815, Derivatives and Hedging (ASC 815) and requires the instruments to be classified as liabilities and reported at fair value.

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of February 22, 2011 and March 31, 2011 with subsequent changes in fair value recorded in the consolidated statement of operations.

Convertible Notes

The Company has determined that the Convertible Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the February 22, 2011 financing.  As permitted under ASC 825-10-10 — Financial Instruments, as it relates to the fair value option, the Company has elected, as of February 22, 2011, to measure the Convertible Notes in their entirety at fair value with changes in fair value recognized in the Consolidated Statement of Operations as either a gain or loss until the notes are settled. As such, the Company has appropriately valued the embedded derivatives as a single hybrid contract together with the Convertible Notes. This election was made by the Company after determining the aggregate fair value of the Convertible Notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in the Convertible Notes.

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3.21 million. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3.68 million. As of March 31, 2011, the Convertible Notes have been marked to fair value resulting in a derivative liability of $5.45 million. The net charge to other expense for the quarter ended March 31, 2011 was $2.22 million. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $25,000 for the three months ended March 31, 2011, which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of March 31, 2011, the Investor Warrants have been marked to fair value resulting in a derivative liability of $2.27 million. The charge to other expense for the three months ended March 31, 2011 was $1.48 million.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$25,000	$—	$25,000
Fair value adjustment	$1,749,000	$1,360,000	$3,109,000
Balance March 31, 2011	$5,451,000	$2,268,000	$7,719,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Deferred Financing Costs

Deferred financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 have been recorded in selling, general and administrative expense in the three months ended March 31, 2011.

Valuation — Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the Warrant Liabilities and Convertible Notes are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011 and March 31, 2011. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	March 31, 2011
Stock Price	$0.0755	$0.130
Exercise Price	$0.15	$0.15
Expected Life (in years)	5.00	4.90
Stock Volatility	90%	95%
Risk-Free Rate	2.16%	2.19%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of February 22, 2011 and March 31, 2011. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	March 31, 2011
Stock Price	$0.0755	$0.1300
Strike Price	$0.10	$0.10
Expected remaining term (in years)	3.00	2.90
Stock Volatility	95%	100%
Risk-Free Rate	1.22%	1.24%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092
Effective discount rate	20.3%	17.1%
Probability of forced redemption	20%	20%

The following are significant assumptions utilized in developing the inputs:

•                  The Company’s common stock shares are traded on the OTC Bulletin Board and, accordingly, the stock price input is based upon bid prices as of the valuation dates due to the extremely thin trading volume, broker-driven market (vs. exchange market) and the wide bid/ask spread as of the valuation date;

•                  The expected future stock prices of the Company’s stock were modeled to include the effect of dilution upon conversion of the instruments to shares of common stock;

•                  Stock volatility was estimated by considering (i) the annualized monthly volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments (monthly data set is more relevant given the extremely thin trading volume of the Company’s common stock) and (ii) the annualized daily volatility of comparable companies’ stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instrument. Historic prices of the Company and comparable companies’ common stock were used to estimate volatility as the Company did not have traded options as of the valuation dates;

•                  Based upon the Company’s historical operations and management’s expectations for the foreseeable future, the Company’s stock was assumed to be a non-dividend-paying stock;

•                  With respect to the Convertible Notes, the Company is expected to pay all accrued interest due to the Holders on each Interest Payment Date;

•                  With respect to the Convertible Notes, based upon management’s expectations for a change of control or fundamental transaction to occur prior to the maturity date of the Convertible Notes, a low probability of a forced redemption;

•                  Upon a change of control redemption, the change of control redemption amount shall equal to the sum of:

I.                 the greater of:

(i)                                     the outstanding amount of the debt divided by the Conversion Price on the date of the mandatory default amount is either (A) demanded or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP of the date of the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has higher VWAP, plus all accrued and unpaid interest, or

(ii)                                  130% of the outstanding principal amount of the debt, plus 100% of accrued and unpaid interest, and

II.             all other amounts, costs, expenses and liquidated damages due under the various agreements covering issuance of the debt.

Additionally, it is assumed that no amounts are due pursuant to clause (II) above in any period and that the stock price at each respective node represents a reasonable approximation of the VWAP requirements.

The changes in fair value between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and effective discount rate.

12.          Workforce Reduction

During the first quarter of 2010, the Company announced a one-third reduction in its workforce.  As a result of this reduction, in the three months ended March 31, 2010, the Company recorded a charge of $204,000, comprised of $167,000 of severance pay and $37,000 of stock option compensation expense.  This charge is included in the accompanying Consolidated Statement of Operations in continuing operations as a component of Selling, general and administrative, and Research and development in the amounts of $48,000 and $90,000, respectively.  The remaining charge of $66,000 is included in discontinued operations as Cost of revenues.  During the three months ended March 31, 2010, the Company paid $65,000 of severance. The remaining severance payments of $102,000 were made during the second quarter of 2010 and no futher severance payments are due beyond the $167,000 already paid to these former employees.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. Our key strategic growth initiative is our newest marketable product, RenalGuard.

RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to at-risk patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys of certain higher risk patients can lead to contrast induced nephropathy (CIN), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance automatically, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

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

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the EU in Italy in April 2008. We are now marketing RenalGuard in Europe and several additional countries around the world. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain FDA pre-market approval in order to market and sell RenalGuard. We intend to begin this U.S. pivotal study in 2011.

Our distributor of RenalGuard in Italy, Artech, accounted for 4% of our total revenues in the year ended December 31, 2010 and 48% of our RenalGuard revenues in the year ended December 31, 2010.  No sales were made to Artech during the three months ended March 31, 2011 or March 31, 2010.

With the sale of our TMR business to Novadaq in February 2011, as discussed in Note 10 to the Consolidated Financial Statements, we are solely dependent upon our ability to increase our future revenues through higher sales of our RenalGuard products into international markets. This dependency on international RenalGuard revenue growth will continue until such time, if ever, that we may obtain FDA pre-market approval and are permitted to begin selling RenalGuard in the U.S.

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

Valuation of Convertible Notes and Warrant Liabilities

The valuation of our convertible notes and our warrant liabilities as derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

Warranty and Preventative Maintenance Costs

We warranty our products against manufacturing defects under normal use and service during the warranty period.  We obtain similar warranties from a majority of our suppliers.

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of products on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.

Revenue Recognition

We recognize revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. We assess credit worthiness of customers based upon prior history with the customer and assessment of financial condition. Our shipping terms are customarily Free On Board (“FOB”) shipping point. We record revenue at the time of shipment, if all other revenue recognition criteria have been met.

Results of Operations

Results for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010	Increase (decrease) over 2010
	$	$	$	%
	(dollars in thousands)

Revenues	57	267	(210)	(79)
Cost of revenues	140	432	(292)	(68)
Gross profit (loss)	(83)	(165)	82	50
Selling, general & administrative expenses	1,123	801	322	40
Research & development expenses	73	253	(180)	(71)
Total operating expenses	1,196	1,054	142	13
Loss from continuing operations	(1,279)	(1,219)	(60)	5
Interest expense	46	—	46	100
Change in fair value of warrant liabilities	1,476	—	1,476	100
Change in fair value of convertible notes	2,218	—	2,218	100
Total other expense	3,740	—	3,740	100
Net loss from continuing operations	(5,019)	(1,219)	(3,800)	312
Income from discontinued operations	53	658	(605)	(92)
Gain on sale of discontinued operations	1,179	—	1,179	100
Net income from discontinued operations	1,232	658	574	87
Net Loss	(3,787)	(561)	(3,226)	575

Revenues

As a result of the sale of the OEM assets in May 2010, there were no OEM revenues in the three months ended March 31, 2011 as compared to $163,000 in the three months ended March 31, 2010.  International RenalGuard sales decreased $47,000, or 45%, in the three months ended March 31, 2011, due to a lower volume of RenalGuard consoles and single-use sets sold to international distributors.

Gross Profit (Loss)

Gross profit (loss) was a loss of $83,000 in the three months ended March 31, 2011 as compared with gross loss of $165,000 in the three months ended March 31, 2010.

Gross margin generated from the low volume of RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred during the three months ended March 31, 2011. Also during the three months ended March 31, 2011, the gross loss decreased as a result of the decrease in overall fixed manufacturing costs associated with the sale of the OEM assets. Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 40% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  As a result of the financing obtained in February 2011, the Company expensed $530,000 of financing fees in the three months ended March 31,

2011.  This overall increase was offset in part by lower compensation-related costs, reflecting the decrease in headcount associated with our February 2010 workforce reduction.

Research and Development Expenses

Research and development expenditures decreased 71% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to lower compensation-related costs as a result of our February 2010 workforce reduction.

As a result of the financing obtained in February 2011, we expect to resume our U.S clinical trial for our RenalGuard program. Accordingly, we expect our Research and development expenses to significantly increase for the remainder of 2011 and 2012.

Other Expense

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 11 of the Consolidated Financial Statements. As a result of this transaction, interest expense increased $46,000 from interest on the Convertible Notes. Other expense increased $1,476,000 and $2,218,000 as a result of a fair value adjustment related to the Warrant Liabilities and Convertible Notes, respectively.

Discontinued Operations

In February 2011, we sold the TMR business to Novadaq as disclosed in Note 10.  Income from discontinued operations related to TMR activities prior to the sale of the TMR business was $53,000 and $658,000 in the three months ended March 31, 2011 and 2010, respectively.

Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing date totaling $614,000.  The total recorded value of the assets sold, which consists solely of inventory, was $385,000.  In addition, the Company incurred transactions costs of $50,000.  The Company has recorded a gain on sale of discontinued operations of $1,179,000.

Net Loss

In the three months ended March 31, 2011, our net loss increased $3,226,000, or 575%, compared to the three months ended March 31, 2010, due to higher operating expenses and higher other expense offset in part by the gain on the sale of discontinued operations, and a lower gross loss.

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

Cash and cash equivalents totaled $5,258,000 as of March 31, 2011, an increase of $3,934,000 from $1,324,000 as of December 31, 2010. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor. We believe our existing cash resources will meet our working capital requirements through at least December 31, 2011.

Cash flows used in operating activities in the three months ended March 31, 2011 were $1,310,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; and 4) stock-based compensation expense.  Cash flows from financing activities in the three months ended March 31, 2011 were $4,000,000 from the issuance of $4 million in senior secured convertible notes to an institutional investor. Cash provided by discontinued operations was $1,228,000. The effect of exchange rate changes was a $16,000 increase in cash.

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

•                  Rapid technological change in the medical device industry could make our products obsolete and requires substantial research and development expenditures and responsiveness to customer needs.  We expect to continue to face substantial competition from different treatment modalities and if we do not compete effectively with these alternatives, our market share may never grow and could decline;

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

•                  Securing patent protection over our intellectual property ideas in the field of CIN prevention is, we believe, critical to our plans to successfully differentiate and market our RenalGuard System and grow our future revenues. However, we can provide no assurance as to how strong our issued patents will prove to be. Furthermore we can provide no assurance that we will be successful in securing any additional patent protection for our intellectual property ideas in this field or that our efforts to obtain patent protection will not prove more difficult, and therefore more costly, than we are otherwise expecting. Finally, even if we are successful in securing patent protection for some of our pending patent applications, or for additional intellectual property ideas in this field, we cannot predict when in the future any such potential patents may be issued, how strong such additional patent protection will prove to be, or whether these patents will be issued in a timely enough fashion to afford us any commercially meaningful advantage in marketing our RenalGuard System against other potentially competitive devices;

•                  We are exposed to risks associated with outsourcing activities, which could result in supply shortages that could affect our ability to meet customer needs;

•                  If we deliver systems with defects, our credibility may be harmed, sales and market and regulatory approvals acceptance of our systems may decrease, and we may incur liabilities associated with those defects;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLC SYSTEMS INC.

Date: May 16, 2011	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.