Form 10-Q
period 2011-06-30
PLC SYSTEMS INC
filed 2011-08-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,059	$1,324
Accounts receivable, net of allowance of $0 and $10 at June 30, 2011 and December 31, 2010, respectively	263	121
Inventories	154	310
Prepaid expenses and other current assets	268	252
Assets from discontinued operations	—	1,095
Total current assets	4,744	3,102
Equipment, furniture and leasehold improvements, net	23	27
Other assets	185	186
Total assets	$4,952	$3,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$48	$343
Accrued compensation	98	91
Accrued other	179	232
Deferred revenue	—	98
Liabilities from discontinued operations	—	1,117
Total current liabilities	325	1,881
Convertible notes	5,515	—
Warrant liabilities	1,896	—
Stockholders’ equity (deficit):
Preferred stock, no par value, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of June 30, 2011 and December 31, 2010	93,893	93,893
Additional paid in capital	941	848
Accumulated deficit	(97,297)	(92,969)
Accumulated other comprehensive loss	(321)	(338)
Total stockholders’ equity (deficit)	(2,784)	1,434
Total liabilities and stockholders’ equity (deficit)	$4,952	$3,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$398	$249	$455	$516
Cost of revenues	198	264	338	696
Gross profit (loss)	200	(15)	117	(180)
Operating expenses:
Selling, general and administrative	667	839	1,260	1,640
Research and development	373	113	445	366
Total operating expenses	1,040	952	1,706	2,006
Gain on the sale of assets	(40)	(98)	(40)	(98)
Loss from continuing operations	(800)	(869)	(1,549)	(2,088)
Other income (expense):
Interest expense	(115)	—	(161)	—
Financing costs associated with convertible notes	—	—	(530)
Change in fair value of warrant liabilities	372	—	(1,104)	—
Change in fair value of convertible notes	2	—	(2,216)	—
Total other income (expense)	259	—	(4,011)	—
Net loss from continuing operations	(541)	(869)	(5,560)	(2,088)
Discontinued operations:
Income from discontinued operations	—	670	53	1,328
Gain on sale of discontinued operations	—	—	1,179	—
Net income from discontinued operations	—	670	1,232	1,328
Net loss	$(541)	$(199)	$(4,328)	$(760)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.02)	$(0.03)	$(0.18)	$(0.07)
From income on discontinued operations	—	0.02	0.00	0.04
From gain on sale of discontinued operations	—	—	0.04	—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.02)	$(0.01)	$(0.14)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,328)	$(760)
Income from discontinued operations	(53)	(1,328)
Gain on sale of discontinued operations	(1,179)	—
Depreciation and amortization	4	24
Stock-based compensation expense	93	174
Change in fair value of warrant liabilities	1,104	—
Change in fair value of convertible notes	2,216	—
Financing costs associated with convertible notes	530	—
Non-cash interest expense	91	—
Change in assets and liabilities:
Accounts receivable	(166)	(36)
Inventory	156	52
Prepaid expenses and other assets	(151)	36
Accounts payable	(295)	(71)
Deferred revenue	(98)	117
Accrued liabilities	(46)	(131)
Net cash flows used in operating activities	(2,122)	(1,923)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	3,605	—
Net cash provided by financing activities	3,605	—

Discontinued operations:
Net cash provided by operating activities	210	789
Net cash provided by investing activities	1,000	—
Net cash provided by discontinued operations	1,210	789

Effect of exchange rate changes on cash and cash equivalents	42	(78)
Net increase (decrease) in cash and cash equivalents	2,735	(1,212)
Cash and cash equivalents at beginning of period	1,324	2,686
Cash and cash equivalents at end of period	$4,059	$1,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$—

Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$792	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

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

For the six months ended June 30, 2011, the Company incurred a loss from continuing operations of approximately $5,560,000 and negative cash flows from continuing operations of $2,122,000.  At June 30, 2011, the Company had an accumulated deficit of $97,000,000.  As discussed above, in the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq for $1,000,000 plus the relief of approximately $614,000 in service contract obligations. In addition, in February 2011, the Company issued $4,000,000 in secured convertible debt (see Note 11).  Management projects that its existing resources will be sufficient to fund operations through at least December 31, 2011.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.             Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$89	$130
Work in progress	—	—
Finished goods	65	180
	$154	$310

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

During the three months ended June 30, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to non-employees that vested immediately, granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest quarterly over one year.  Management has determined it is probable that the performance conditions associated with the performance based vesting will be met therefore the related expense is being recognized over a one year period.

As of June 30, 2011, there were 564,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,529	$0.24
Granted	1,350	0.15
Exercised	—	—
Forfeited	(1,004)	0.25
Expired	—	—
Cancelled	(173)	0.24
Outstanding, June 30, 2011	5,702	$0.19	2.73	$7
Exercisable, June 30, 2011	4,109	$0.22	2.75	$7

Stock-Based Compensation Expense

The Company recorded compensation expense of $63,000 and $93,000 in the three and six months ended June 30, 2011, as compared to $95,000 and $174,000 in the three and six months ended June 30, 2010.  As of June 30, 2011, the Company had $109,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 0.72 years.

The weighted average fair value of options issued, as estimated using the Black-Scholes model, was $0.12 and $0.11 during the three months ended June 30, 2011 and 2010, respectively, and was $0.11 and $0.08 during the six months ended June 30, 2011 and 2010, respectively.  The assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	5.50–6.00	1.00 – 6.00	1.00 – 6.00	1.00 – 6.00
Risk free rate	2.20–2.65%	0.39–2.27%	0.27–2.65%	0.39–2.27%
Volatility	116.7–121.6%	86–250%	107.2–132.1%	86–250%
Expected dividend yield	None	None	None	None
Value of options granted	$0.12–0.13	$0.02–0.14	$0.01–0.13	$0.02–0.14

The expected life was calculated in 2011 and 2010 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at June 30, 2011 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three or six months ended June 30, 2011 or 2010.  At June 30, 2011, 294,461 shares were reserved for future issuance under the Purchase Plan.

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

6.             Loss per Share

In the three and six months ended June 30, 2011 and 2010, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or investor warrants, since their inclusion would be antidilutive.

For the three and six months ended June 30, 2011, 45,702,000 shares attributable to outstanding warrants and stock options, and for the three and six months ended June 30, 2010, 5,782,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.             Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2011 was $539,000 and $4,311,000, respectively as compared to $228,000 and $802,000, respectively, in the three and six months ended June 30, 2010.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.             Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at June 30, 2011 or December 31, 2010.

9.             Sale of Assets

In May 2010, the Company sold to a newly-formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable totaling $71,000.  At the closing of the transaction and as of December 31, 2010, the note receivable was fully reserved.  Following the sale, Dr. Robert I. Rudko, who was a director and a stockholder of the Company at the time, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the year ended December 31, 2010, the Company recorded an initial gain on sale of assets of $98,000.  In March 2011, Dr. Rudko resigned from the Company’s board of directors.  Also in March 2011, the Company reached an agreement with the acquiring company to settle the note receivable at a reduced amount of $40,000.  This amount was collected in April 2011, and was recorded as a gain when cash was received during the second quarter.

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

Revenues and Cost of Sales attributable to discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30		Six months ended June 30
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Revenues:
Product sales	$—	$498	$455	$995
Service fees	—	273	68	571
Total	—	771	523	1,566

Cost of revenues:
Product sales	—	14	442	32
Service fees	—	87	28	206
Total	—	101	470	238
Income from discontinued operations	$—	$670	$53	$1,328

A summary of discontinued operations on the consolidated balance sheets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Current assets:
Accounts receivable, net	$—	$217
Inventory	—	526
Prepaid expenses and other current assets	—	352
	$—	$1,095
Current liabilities:
Accounts payable	—	$30
Accrued compensation	—	27
Accrued expenses	—	50
Deferred revenue	—	1,010
	$—	$1,117

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

Investor Warrants

On February 22, 2011, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding as of June 30, 2011:

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

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,515,000	$—	$—	$5,515,000
Warrant liabilities	$1,896,000	$—	$—	$1,896,000

Total Liabilities	$7,411,000	$—	$—	$7,411,000

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

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of February 22, 2011 and June 30, 2011 with subsequent changes in fair value recorded in the consolidated statement of operations.

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

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3.21 million. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3.68 million. As of June 30, 2011, the Convertible Notes have been marked to fair value resulting in a derivative liability of $5.52 million. The net charge to other income (expense) was income of $2,000 in the three months ended June 30, 2011 and expense of $2.2 million in the six months ended June 30, 2011. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $66,000 and $91,000 for the three and six months ended June 30, 2011, which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of June 30, 2011, the Investor Warrants have been marked to fair value resulting in a derivative liability of $1.9 million. The charge to other income (expense) for the three and six months ended June 30, 2011 was income of $372,000 in the three months ended June 30, 2011 and expense of $1.1 million in the six months ended June 30, 2011.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$91,000	$—	$91,000
Fair value adjustment	$1,747,000	$988,000	$2,735,000
Balance June 30, 2011	$5,515,000	$1,896,000	$7,411,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 have been recorded in other income (expense) in the six months ended June 30, 2011, $134,000 of which were recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction.

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

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011 and June 30, 2011. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	June 30, 2011
Stock Price	$0.0755	$0.12
Exercise Price	$0.15	$0.15
Expected Life (in years)	5.00	4.65
Stock Volatility	90%	95%
Risk-Free Rate	2.16%	1.59%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of February 22, 2011 and June 30, 2011. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	June 30, 2011
Stock Price	$0.0755	$0.1200
Strike Price	$0.10	$0.10
Expected remaining term (in years)	3.00	2.65
Stock Volatility	95%	100%
Risk-Free Rate	1.22%	0.68%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092
Effective discount rate	20.3%	16.6%
Probability of forced redemption	20%	20%

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

12.          Workforce Reduction

During the first quarter of 2010, the Company announced a one-third reduction in its workforce.  As a result of this reduction, in the three months ended March 31, 2010, the Company recorded a charge of $204,000, comprised of $167,000 of severance pay and $37,000 of stock option compensation expense.  This charge is included in the accompanying Consolidated Statement of Operations in continuing operations as a component of Selling, general and administrative, and Research and development in the amounts of $48,000 and $90,000, respectively.  The remaining charge of $66,000 is included in discontinued operations as cost of revenues.  During the three months ended March 31, 2010, the Company paid $65,000 of severance. The remaining severance payments of $102,000 were made during the second quarter of 2010 and no further severance payments are due beyond the $167,000 already paid to these former employees.

13.          Lease Commitments

The Company leases its corporate office in Franklin, Massachusetts, under an operating lease agreement that expires in August 2011. In June 2011, the Company entered in to a three year facility lease for a smaller space at a new location in Milford, Massachusetts, beginning August 2011.  In addition to the minimum lease payments, the new lease agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

Under the new lease, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2011	$13
2012	38
2013	41
2014	30
Total	$122

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. Our key strategic growth initiative is our newest marketable product, RenalGuard.

RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when administered to at-risk patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys of certain higher risk patients can lead to contrast induced nephropathy (CIN), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance automatically, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and potential toxic effects in the kidney.

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

Our distributor in Italy, Artech, accounted for 75% and 62% of RenalGuard sales in the three and six months ended June 30, 2011 as compared to 91% and 57% in the comparable 2010 periods. Artech accounted for 53% and 46% of our total sales in the three and six months ended June 30, 2011 as compared to 65% and 31% in the same periods in 2010.

With the sale of our TMR business to Novadaq in February 2011, as discussed in Note 10 to the Consolidated Financial Statements, our ability to increase revenues depends solely upon higher sales of our RenalGuard products into international markets. This dependency on international RenalGuard revenue growth will continue until such time, if ever, that we may obtain FDA pre-market approval and are permitted to begin selling RenalGuard in the U.S.

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

Results of Operations

Results for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2011	2010	over 2010		2011	2010	over 2010
	$	$	$	%	$	$	$	%
	(dollars in thousands)
Revenues	398	249	149	60	455	516	(61)	(12)
Cost of revenues	198	264	(66)	(25)	338	696	(358)	(51)
Gross profit (loss)	200	(15)	215	(1,433)	117	(180)	297	(165)
Selling, general & administrative expenses	667	839	(172)	(21)	1,260	1,640	(380)	(23)
Research & development expenses	373	113	260	230	446	366	80	22
Total operating expenses	1,040	952	88	9	1,706	2,006	(300)	(15)
Gain on the sale of assets	(40)	(98)	58	(59)	(40)	(98)	58	(59)
Loss from continuing operations	(800)	(869)	69	8	(1,549)	(2,088)	539	26
Interest expense	(115)	—	(115)	100	(161)	—	(161)	100
Financing costs associated with convertible notes	—	—	—	—	(530)	—	(530)	100
Change in fair value of warrant liabilities	372	—	372	100	(1,104)	—	(1,104)	100
Change in fair value of convertible notes	2	—	2	100	(2,216)	—	(2,216)	100
Total other expense	259	—	259	100	(4,011)	—	(4,011)	100
Net loss from continuing operations	(541)	(869)	328	38	(5,560)	(2,088)	3,472	(166)
Income from discontinued operations	—	670	(670)	(100)	53	—	53	100
Gain on sale of discontinued operations	—	—	—	—	1,179	1,328	(149)	(11)
Net income from discontinued operations	—	670	(670)	(100)	1,232	1,328	(96)	(7)
Net Loss	(541)	(199)	(342)	(172)	(4,328)	(760)	3,568	469

Revenues

RenalGuard revenues increased $102,000, or 58%, and $55,000, or 20%, in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.  RenalGuard Console sales increased $122,000 and $102,000 in the three and six months ended June 30, 2011, respectively due to a higher volume of RenalGuard consoles sold to international distributors.  RenalGuard single use set revenues decreased $20,000 and $47,000 in the three and six months ended
June 30, 2011, respectively due to a lower volume of RenalGuard single-use sets sold to international distributors.

OEM revenues increased $48,000 and decreased $115,000 in the three and six months ended
June 30, 2011, respectively, as compared to the 2010 periods. The OEM assets were sold in May 2010 and all transactions previously deferred have been recognized in full.  There will be no additional OEM revenues in future periods.

Gross Profit (Loss)

Gross profit was $200,000 and $117,000 in the three and six months ended June 30, 2011, as compared with a gross loss of $15,000 and $180,000 in the three and six months ended June 30, 2010, respectively.  Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred the three and six months ended June 30, 2010. During the three and six months ended June 30, 2011, the overall fixed manufacturing costs decreased due to the sale of the OEM assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 21% and 23% in the three and six months ended June 30, 2011, respectively as compared to the three and six months ended June 30, 2010. This decrease in both periods is a result of lower compensation-related costs, reflecting the decrease in headcount associated with our 2010 workforce reductions.

Research and Development Expenses

Research and development expenditures increased 230% and 22% in the three and six months ended June 30, 2011, respectively as compared to the three and six months ended June 30, 2010, due to the RenalGuard U.S. clinical trial costs, offset in part by lower compensation-related costs as a result of our 2010 workforce reductions.

As we resume our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase for the remainder of 2011 and all of 2012.

Gain on Sale of Assets

During both the three and six months ended June 30, 2011, we recorded a gain on the sale of assets related to the OEM business of $40,000, as compared to $98,000 in both the three and six months ended June 30, 2010.

Other Income (Expense)

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 11 of the Consolidated Financial Statements. As a result of this transaction, interest expense on the Convertible Notes of $115,000 and $161,000 was recorded in the three and six months ended June 30, 2011, respectively. In addition, financing costs associated with convertible note of $530,000 was recorded in the three months ended March 31, 2011.

The Company recorded other income of $372,000 and other expense of $1,104,000 in the three and six months ended June 30, 2011, respectively, as a result of a fair value adjustment related to the Warrant Liabilities. The Company recorded other income of $2,000 and other expense of $2,216,000 in the three and six months ended June 30, 2011, respectively, as a result of a fair value adjustment related to the Convertible Notes.

Discontinued Operations

In February 2011, we sold the TMR business to Novadaq as disclosed in Note 10.  Income from discontinued operations related to TMR activities prior to the sale of the TMR business was $0 and $53,000 in the three and six months ended June 30, 2011, as compared to $670,000 and $1,328,000 in the three and six months ended June 30, 2010, respectively.

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

Net Loss

In the three months ended June 30, 2011, our net loss increased $342,000, or 172%, compared to the net loss reported for the three months ended June 30, 2010, due to the absence of income generated from discontinued operations, higher operating expenses and a lower gain on the sale of assets, offset in part by higher other income and gross margin.

In the six months ended June 30, 2011, our net loss increased $3,568,000, or 469%, compared to the net loss reported for the six months ended June 30, 2010, due to higher other expense associated with our February 2011 financing, lower income generated from discontinued operations, higher operating expenses and a lower gain on the sale of assets, offset in part by the gain on the sale of discontinued operations, and gross margin.

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

Cash and cash equivalents totaled $4,059,000 as of June 30, 2011, an increase of $2,735,000 from $1,324,000 as of December 31, 2010. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor. We believe our existing cash resources will meet our working capital requirements through at least December 31, 2011.

Cash flows used in operating activities in the six months ended June 30, 2011 were $2,122,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes.  Cash flows from financing activities in the six months ended June 30, 2011 were $3,605,000 from the issuance of $4 million in senior secured convertible notes to an institutional investor. Cash provided by discontinued operations was $1,210,000. The effect of exchange rate changes was a $42,000 increase in cash.

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

•                  We plan to commence our U.S. pivotal clinical trial in 2011 to study RenalGuard, which is necessary to obtain FDA pre-market approval to market RenalGuard in the U.S. This study will take a significant amount of time and money to complete and will require us to raise additional capital in the future. We can provide no assurance that we will be able to complete this study or, if we are able to complete it, that RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of a U.S. pivotal clinical trial is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients among other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites. Should a U.S. pivotal clinical trial take longer than we expect, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed, could be seriously harmed and our ability to successfully fund the completion of the trial and bring RenalGuard to market may be adversely affected;

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A.       Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-Q, we are not required to provide this information because we are a smaller reporting company.

Item 5.          Other Matters

On June 9, 2011, the Company held its 2011 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.               Kevin J. Dunn and Brent Norton, M.D. were elected as Class III directors and will hold office until the annual meeting of shareholders in 2014 or until their successors are duly elected and qualified.  Mr. Dunn received 9,178,115 shares of common stock voting in favor of his election and 193,398 shares of common stock were withheld.  Dr. Norton received 9,163,423 shares of common stock voting in favor of his election and 208,090 shares of common stock were withheld.  The terms of Benjamin L. Holmes, Edward H. Pendergast and Mark R. Tauscher continued after the Shareholders Meeting.

2.               The selection of McGladrey & Pullen, LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2011 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 27,015,934 shares of common stock were voted for the approval, 263,496 shares of common stock were voted against the approval and 203,061 shares of common stock abstained from the vote.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:	August 12, 2011	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.