Form 10-Q
period 2011-09-30
PLC SYSTEMS INC
filed 2011-11-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                          to

Commission File Number: 1-11388

PLC SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada	04-3153858
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

459 Fortune Boulevard, Milford, Massachusetts	01757
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, no par value	30,351,092

PLC SYSTEMS INC.

Part I.                          Financial Information

Item 1.                       Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,174	$1,324
Accounts receivable, net of allowance of $0 and $10 at September 30, 2011 and December 31, 2010, respectively	237	121
Inventories	200	310
Prepaid expenses and other current assets	203	252
Assets from discontinued operations	—	1,095
Total current assets	3,814	3,102
Equipment, furniture and leasehold improvements, net	24	27
Other assets	185	186
Total assets	$4,023	$3,315
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$39	$343
Accrued compensation	79	91
Accrued other	202	232
Deferred revenue	—	98
Other current liabilities	3	—
Liabilities from discontinued operations	—	1,117
Total current liabilities	323	1,881
Convertible notes	5,206	—
Warrant liabilities	1,664	—
Stockholders’ equity (deficit):
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding as of September 30, 2011 and December 31, 2010	93,893	93,893
Additional paid in capital	970	848
Accumulated deficit	(97,698)	(92,969)
Accumulated other comprehensive loss	(335)	(338)
Total stockholders’ equity (deficit)	(3,170)	1,434
Total liabilities and stockholders’ equity (deficit)	$4,023	$3,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$27	$17	$482	$533
Cost of revenues	17	39	355	632
Gross profit (loss)	10	(22)	127	(99)
Operating expenses:
Selling, general and administrative	591	545	1,850	2,184
Research and development	312	116	759	482
Total operating expenses	903	661	2,609	2,666
Gain on the sale of assets	—	—	(40)	(98)
Loss from continuing operations	(893)	(683)	(2,442)	(2,667)
Other income (expense):
Interest expense	(116)	—	(277)	—
Financing costs associated with convertible notes	—	—	(530)	—
Change in fair value of warrant liabilities	232	—	(872)	—
Change in fair value of convertible notes	376	—	(1,840)	—
Total other income (expense)	492	—	(3,519)	—
Net loss from continuing operations	(401)	(683)	(5,961)	(2,667)
Discontinued operations:
Income from discontinued operations, net	—	678	53	1,903
Gain on sale of discontinued operations, net	—	—	1,179	—
Net loss	$(401)	$(5)	$(4,729)	$(764)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.01)	$(0.02)	$(0.20)	$(0.09)
From income on discontinued operations	—	$0.02	—	0.06
From gain on sale of discontinued operations	—	—	$0.04	$—
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.01)	$0.00	$(0.16)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351	30,351	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,729)	$(764)
Income from discontinued operations	(53)	—
Gain on sale of discontinued operations	(1,179)	(1,903)
Depreciation and amortization	3	29
Stock-based compensation expense	123	211
Change in fair value of warrant liabilities	872	—
Change in fair value of convertible notes	1,840	—
Financing costs associated with convertible notes	530	—
Non-cash interest expense	158	—
Change in assets and liabilities:
Accounts receivable	(122)	69
Inventory	108	(56)
Prepaid expenses and other assets	(86)	61
Accounts payable	(298)	(215)
Deferred revenue	(98)	115
Accrued liabilities	(41)	(100)
Net cash flows used in operating activities	(2,976)	(2,553)

Cash flows used for investing activities:
Purchase of property and equipment	4	—
Net cash used for investing activities	4	—

Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	3,605	—
Net cash provided by financing activities	3,605	—

Discontinued operations:
Net cash provided by operating activities	210	1,204
Net cash provided by investing activities	1,000	—
Net cash provided by discontinued operations	1,210	1,204

Effect of exchange rate changes on cash and cash equivalents	11	(13)
Net increase (decrease) in cash and cash equivalents	1,850	(1,362)
Cash and cash equivalents at beginning of period	1,324	2,686
Cash and cash equivalents at end of period	$3,174	$1,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$—

Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$792	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

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

The transaction, which was announced in November 2010, was approved by the Company’s shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011. Novadaq paid $1 million in cash and assumed all TMR service-related obligations, valued at approximately $614,000, in exchange for acquiring substantially all TMR-related assets, including all regulatory approvals for the CO2 Heart Laser System, all manufacturing rights, substantially all product inventories and all equipment, intellectual property, clinical data and documentation related to the TMR business. The TMR business has been accounted for and reflected in the accompanying unaudited condensed consolidated financial statements as discontinued operations for all periods presented (see Note 10).

For the nine months ended September 30, 2011, the Company incurred a loss from continuing operations of approximately $5,961,000 and negative cash flows from continuing operations of $2,976,000.  At September 30, 2011, the Company had an accumulated deficit of $97,700,000.  As discussed above, in the first quarter of 2011, the Company sold its TMR business to Novadaq for $1,000,000 plus the relief of approximately $614,000 in service contract obligations. In addition, in February 2011, the Company issued $4,000,000 in secured convertible debt (see Note 11).  Management projects that its existing resources will be sufficient to fund operations through at least March 31, 2012.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$58	$130
Work in progress	—	—
Finished goods	142	180
	$200	$310

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

During the three months ended June 30, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to non-employees that vested immediately, granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest quarterly over one year.  Management has determined that as of September 30, 2011 it is probable that the performance conditions associated with the performance based vesting will be met therefore the related expense is being recognized over a one year period.  During the three months ended September 30, 2011 the Company did not grant any options to employees or non-employees.

As of September 30, 2011, there were 564,000 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,529	$0.24
Granted	1,350	0.15
Exercised	—	—
Forfeited	(1,004)	0.25
Expired	—	—
Cancelled	(173)	0.24
Outstanding, September 30, 2011	5,702	$0.19	2.31	$7
Exercisable, September 30, 2011	4,288	$0.22	2.28	$7

Stock-Based Compensation Expense

The Company recorded compensation expense of $29,000 and $123,000 in the three and nine months ended September 30, 2011, as compared to $36,000 and $210,000 in the three and nine months ended September 30, 2010.  As of September 30, 2011, the Company had $80,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.07 years.

The weighted average fair value of options issued, as estimated using the Black-Scholes model, was $0.11 and $0.08 during the nine months ended September 30, 2011 and 2010, respectively.  The Company did not issue any options during the three months ended September 30, 2011.  The assumptions used were as follows:

Nine Months Ended September 30,
	2011	2010
Expected life (years)	1.00 – 6.00	1.00 – 6.00
Risk free rate	0.27–2.65%	0.26–2.27%
Volatility	107.2–132.1%	86–250%
Expected dividend yield	None	None
Value of options granted	$0.01–0.13	$0.02–0.14

The expected life was calculated in 2011 and 2010 using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at September 30, 2011 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three or nine months ended September 30, 2011 or 2010.  At September 30, 2011, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met.

6.                                      Loss per Share

In the three and nine months ended September 30, 2011 and 2010, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs or investor warrants, since their inclusion would be antidilutive.

For the three and nine months ended September 30, 2011, 46,102,000 shares attributable to outstanding warrants and stock options, and for the three and nine months ended September 30, 2010, 5,752,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2011 was $415,000 and $4,726,000, respectively as compared to $33,000 and $769,000, respectively, in the three and nine months ended September 30, 2010.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at September 30, 2011 or December 31, 2010.

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

Revenues and net income attributable to discontinued operations for the three and ninemonths ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30		Nine months ended September 30
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Revenues:
Product sales	—	$573	$455	$1,568
Service fees	—	302	68	872
Total	—	875	523	2,440

Income from discontinued operations	$—	$678	$53	$1,903

A summary of discontinued operations on the consolidated balance sheets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Current assets:
Accounts receivable, net	$—	$217
Inventory	—	526
Prepaid expenses and other current assets	—	352
	$—	$1,095
Current liabilities:
Accounts payable	—	$30
Accrued compensation	—	27
Accrued expenses	—	50
Deferred revenue	—	1,010
	$—	$1,117

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

Investor Warrants

On February 22, 2011, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding as of September 30, 2011:

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

The following summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,206,000	$—	$—	$5,206,000
Warrant liabilities	$1,664,000	$—	$—	$1,664,000

Total Liabilities	$6,870,000	$—	$—	$6,870,000

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

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of February 22, 2011 and September 30, 2011 with subsequent changes in fair value recorded in the consolidated statement of operations.

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

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3.21 million. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3.68 million. As of September 30, 2011, the Convertible Notes have been marked to fair value resulting in a derivative liability of $5.2 million. The net charge to other income (expense) was income of $376,000 in the three months ended September 30, 2011 and expense of $1.8 million in the nine months ended September 30, 2011. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $67,000 and $158,000 for the three and nine months ended September 30, 2011, which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of September 30, 2011, the Investor Warrants have been marked to fair value resulting in a derivative liability of $1.7 million. The charge to other income (expense) for the three and nine months ended September 30, 2011 was income of $232,000 in the three months ended September 30, 2011 and expense of $872,000 in the nine months ended September 30, 2011.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$158,000	$—	$158,000
Fair value adjustment	$1,371,000	$756,000	$2,127,000
Balance September 30, 2011	$5,206,000	$1,664,000	$6,870,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 have been recorded in other income (expense) in the nine months ended September 30, 2011, $134,000 of which were recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction.

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

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011 and September 30, 2011. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	September 30, 2011
Stock Price	$0.0755	$0.12
Exercise Price	$0.15	$0.15
Expected Life (in years)	5.00	4.40
Stock Volatility	90%	95%
Risk-Free Rate	2.16%	0.80%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of February 22, 2011 and September 30, 2011. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	September 30, 2011
Stock Price	$0.0755	$0.1200
Strike Price	$0.10	$0.10
Expected remaining term (in years)	3.00	2.40
Stock Volatility	95%	100%
Risk-Free Rate	1.22%	0.32%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092
Effective discount rate	20.3%	16.4%
Probability of forced redemption	20%	20%

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

12.                               Lease Commitments

In June 2011, the Company entered in to a three year facility lease for office space at a new location in Milford, Massachusetts, beginning August 2011.  In addition to the minimum lease payments, the new lease agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

Under the new lease, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2011	$9
2012	38
2013	41
2014	30
Total	$120

13.                               Subsequent Event

The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

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

Our distributor in Italy, Artech, accounted for 0% and 58% of RenalGuard sales in the three and nine months ended September 30, 2011 as compared to 0% and 54% in the comparable 2010 periods. Artech accounted for 0% and 43% of our total sales in the three and nine months ended September 30, 2011 as compared to 0% and 30% in the same periods in 2010.

With the sale of our TMR business to Novadaq in February 2011, as discussed in Note 10 to the Unaudited Condensed Consolidated Financial Statements, our ability to increase revenues depends solely upon higher sales of our RenalGuard products into international markets. This dependency on international RenalGuard revenue growth will continue until such time, if ever, that we may obtain FDA pre-market approval and are permitted to begin selling RenalGuard in the U.S.

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

Results of Operations

Results for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2011	2010	over 2010		2011	2010	over 2010
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Revenues	27	17	10	59	482	533	(51)	(10)
Cost of revenues	17	39	(22)	(56)	355	632	(277)	(44)
Gross profit (loss)	10	(22)	32	(145)	127	(99)	226	(228)
Selling, general & administrative expenses	591	545	46	8	1,850	2,184	(334)	(15)
Research & development expenses	312	116	196	169	759	482	277	57
Total operating expenses	903	661	242	37	2,609	2,666	(57)	(2)
Gain on the sale of assets	—	—	—	—	(40)	(98)	58	(59)
Loss from continuing operations	(893)	(683)	(210)	31	(2,442)	(2,667)	225	(8)
Interest expense	(116)	—	(116)	100	(277)	—	(277)	100
Financing costs associated with convertible notes	—	—	—	—	(530)	—	(530)	100
Change in fair value of warrant liabilities	232	—	232	100	(872)	—	(872)	100
Change in fair value of convertible notes	376	—	376	100	(1,840)	—	(1,840)	100
Total other expense	492	—	492	100	(3,519)	—	(3,519)	100
Net loss from continuing operations	(401)	(683)	282	(41)	(5,961)	(2,667)	(3,294)	124
Income from discontinued operations	—	678	(678)	(100)	53	1,903	(1,850)	(97)
Gain on sale of discontinued operations	—	—	—	—	1,179	—	1,179	100
Net income from discontinued operations	—	678	(678)	(100)	1,232	1,903	(671)	(35)
Net Loss	(401)	(5)	(396)	7,920	(4,729)	(764)	(3,965)	519

Revenues

RenalGuard revenues increased $10,000, or 59%, and decreased by $65,000, or 22%, in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.  RenalGuard Console sales increased $8,000 and $110,000 in the three and nine months ended September 30, 2011, respectively due to a higher volume of RenalGuard consoles sold to international distributors.  RenalGuard single use set revenues decreased $2,000 and $45,000 in the three and nine months ended September 30, 2011, respectively due to a lower volume of RenalGuard single-use sets sold to international distributors.

Gross Profit (Loss)

Gross profit was $10,000 and $127,000 in the three and nine months ended September 30, 2011, as compared with a gross loss of $22,000 and $99,000 in the three and nine months ended September 30, 2010, respectively.  Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred the three and nine months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 8% and decreased 15% in the three and nine months ended September 30, 2011, respectively as compared to the three and nine months ended September 30, 2010. The increase in the three month comparative period represents an increase in legal fees and investor relation services.  The decrease in the nine months comparative period is a result of lower compensation-related costs, reflecting the decrease in headcount associated with our 2010 workforce reductions.

Research and Development Expenses

Research and development expenditures increased 169% and 57% in the three and nine months ended September 30, 2011, respectively as compared to the three and nine months ended September 30, 2010, due to the RenalGuard U.S. clinical trial costs, offset in part by lower compensation-related costs as a result of our 2010 workforce reductions.

As we resume our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase for the remainder of 2011 and all of 2012.

Gain on Sale of Assets

During the nine months ended September 30, 2011, we recorded a gain on the sale of assets related to the OEM business of $40,000, as compared to $98,000 in the nine months ended September 30, 2010.

Other Income (Expense)

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 11 of the Consolidated Financial Statements. As a result of this transaction, interest expense on the Convertible Notes of $116,000 and $277,000 was recorded in the three and nine months ended September 30, 2011, respectively.  In addition, financing costs associated with convertible note of $530,000 was recorded in the three months ended March 31, 2011.

The Company recorded other income of $232,000 and other expense of $872,000 in the three and nine months ended September 30, 2011, respectively, as a result of a fair value adjustment related to the Warrant Liabilities. The Company recorded other income of $376,000 and other expense of $1,840,000 in the three and nine months ended September 30, 2011, respectively, as a result of a fair value adjustment related to the Convertible Notes.

Discontinued Operations

In February 2011, we sold the TMR business to Novadaq as disclosed in Note 10.  Income from discontinued operations related to TMR activities prior to the sale of the TMR business was $0 and $53,000 in the three and nine months ended September 30, 2011, as compared to $678,000 and $1,903,000 in the three and nine months ended September 30, 2010, respectively.

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

Net Loss

In the three months ended September 30, 2011, our net loss increased $396,000, compared to the net loss reported for the three months ended September 30, 2010, due to the absence of income generated from discontinued operations and higher operating expenses, which were offset in part by higher other income and gross margin.

In the nine months ended September 30, 2011, our net loss increased $3,965,000, or 519%, compared to the net loss reported for the nine months ended September 30, 2010, due to higher other expense associated with our February 2011 financing, lower income generated from discontinued operations, higher operating expenses and a lower gain on the sale of assets, offset in part by the gain on the sale of discontinued operations, and gross margin.

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

Cash and cash equivalents totaled $3,174,000 as of September 30, 2011, an increase of $1,850,000 from $1,324,000 as of December 31, 2010. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor. We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the second quarter of 2012.  Based on current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. patient trials, we expect that we will need to raise additional capital during the first half of 2012.  Under the terms of the Securities Purchase Agreement, we may raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones including sales and clinical trial objectives.

Our plan is to seek additional capital through the sale of equity and/or debt securities to fund operations. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to our existing stockholders. The Holders of the Convertible Notes have a right to participate in up to 50% of any subsequent financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the company by our stockholders would be diluted. In addition, any debt securities would have rights, preferences and privileges senior to our common stock and we may sell equity or other convertible debt financing securities which would have rights, preferences and privileges senior to our common stock.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to take certain actions including, but not limited to, cutting back our operations, selling some or all of our assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of our operations.

Cash flows used in operating activities in the nine months ended September 30, 2011 were $2,976,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes.  Cash flows from financing activities in the nine months ended September 30, 2011 were $3,605,000 from the issuance of $4 million in senior secured convertible notes to an institutional investor, net of financing costs. Cash provided by discontinued operations was $1,210,000. The effect of exchange rate changes was an $11,000 increase in cash.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A.       Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-Q, we are not required to provide this information because we are a smaller reporting company.

Item 5.    Other Matters

On October 3, 2011, the Company appointed Gregory W. Mann, age 35, as its Chief Financial Officer.  Mr. Mann most recently served as Business Unit CFO at Virtusa Corporation (NASDAQ:VRTU) a global information technology services company, which provides a broad range of information technology, including IT consulting, technology implementation and application outsourcing.  At Virtusa, Mr. Mann held a variety of finance roles during seven years with the company. He has also held finance and accounting positions at companies including Acusphere, BeFree, and Intergen Energy.

Mr. Mann does not have a written employment agreement but has received an incentive stock option issued pursuant to our 2005 stock option plan to purchase up to 150,000 shares of our common stock at an exercise price of $0.12 per share. 50,000 options vest after the first year of employment and the remaining 100,000 options vest in two equal annual installments thereafter. The options are exercisable during a ten year period from the date of grant. Upon a sale of the Company or other applicable change of control, 100% of the unvested options will immediately vest.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: November 14, 2011	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.