Form 10-K
period 2011-12-31
PLC SYSTEMS INC
filed 2012-03-30
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2011, was $4,216,795.  As of March 17, 2012, 30,351,092 shares of common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2012 Annual Meeting of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

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

The RenalGuard System consists of a proprietary, patented console and accompanying single-use sets. RenalGuard operates by first collecting and measuring patient urine outputs and then in real-time precisely matching these urine outputs with a prescribed replacement fluid by means of intravenous infusion. With its automated matched fluid replacement capability, RenalGuard is intended to promote and maintain high urine outputs and minimize the risk to patients of over- or under-hydration during image-guided catheterization procedures where contrast media are routinely administered.

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the European Union (“EU”) in Italy in April 2008. Since then, we have expanded our sales efforts for RenalGuard to other countries in the EU and additional countries around the world where we have received the necessary approvals to do so. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain U.S. Food and Drug Administration (“FDA”) pre-market approval in order to market RenalGuard. The first patient was enrolled in the U.S. pivotal study in January 2012.

Prior to February 1, 2011, including during all of 2010, in addition to advancing our RenalGuard program, we also were engaged in the manufacture and marketing of the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. On February 1, 2011, we completed an asset sale transaction and sold our TMR business to Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc. [TSX: NDQ]. Novadaq acted as our exclusive distributor in the United States for our TMR business since being appointed to that role in March 2007.

The transaction, which was announced in November 2010, was approved by our shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011. Novadaq paid $1 million in cash and assumed all our TMR service-related obligations, valued at approximately $614,000, in exchange for acquiring substantially all our TMR-related assets, including all regulatory approvals for the CO2 Heart Laser System, all manufacturing rights, substantially all product inventories and all equipment, intellectual property, clinical data and documentation related to our TMR business. The sale of the TMR business and the resultant gain on the transaction was recorded in our first quarter 2011 financial results.

RenalGuard Program

Our near term focus for our RenalGuard program is to (1) establish a broader distribution network in the EU and countries outside the EU where we have the approval to market RenalGuard, (2) assist our distributors in their ongoing efforts to sell RenalGuard and increase adoption and use of our technology, (3) continue to move our US clinical trial forward by qualifying and signing up more sites and continuing to drive enrollment, (4) leverage the positive data from the two Italian studies that have been published to drive additional RenalGuard sales, and (5) focus on raising additional capital.

Italian Clinical Studies

The first of two investigator-sponsored studies in Italy, the MYTHOS trial, is a randomized, open-label controlled clinical trial conducted at the Centro Cardiologico Monzino-University of Milan (“CCM”) in Milan, Italy. The MYTHOS trial was designed to determine the safety and effectiveness of RenalGuard in preventing CIN in at-risk patients. The trial results were published in the Journal of the American College of Cardiology JACC — Cardiovascular Interventions in January 2012.

The trial data presented is on 170 enrolled patients with chronic kidney disease (“CKD”) who underwent elective or urgent percutaneous coronary interventions (PCI). The results indicate that patients who were at higher risk for renal failure and who were treated with RenalGuard while undergoing imaging procedures developed CIN at a rate 74% lower than those who were treated with overnight hydration. Developing CIN has been found to lead to a range of serious and potentially deadly outcomes in patients who already have compromised kidney function. The trial also found that patients treated with RenalGuard had significantly fewer in-hospital adverse events than those treated with overnight hydration.

The second investigator-sponsored study, the REMEDIAL II trial, was a multi-center, randomized, open-label controlled clinical trial based at the Clinica Mediterranea in Naples, Italy and three other hospitals in Italy.

The results of REMEDIAL II were presented at the American College of Cardiology’s annual Conference in April 2011 and published in September 2011 in Circulation, a peer-reviewed journal of the American Heart Association.  In this trial, the investigators reported that patients treated with RenalGuard and N-acetylcysteine (NAC) developed CIN at a much lower rate than patients in the control group who were treated with an infusion of sodium bicarbonate and NAC. A combination of sodium bicarbonate and NAC remains the current standard of care for the prevention of CIN in many healthcare institutions worldwide. The results provided strong scientific data that RenalGuard Therapy® is more effective than sodium bicarbonate and N-acetylcysteine in preventing contrast-induced acute kidney injury (CI-AKI) in high-risk patients.

The lead author, Dr. Carlo Briguori, reported on data from 294 patients with CKD who underwent elective catheterization procedures. The primary end point for the study used a definition of CIN as a rise in serum creatinine (SCr) of 0.3mg/dl over the patient’s baseline reading. The RenalGuard-treated group had a CIN incidence rate 46% lower than the control group using this definition of CIN. In secondary endpoints, Dr. Briguori also reported a 60% reduction in CIN in the RenalGuard-treated group compared to the control group when defining CIN as a 0.5mg/dl absolute rise in SCr and an 80% reduction of CIN in the RenalGuard-treated group over the control group when defining CIN as a 25% rise over baseline SCr.  Notably, the trial also found that RenalGuard Therapy significantly reduced the need for in-hospital dialysis in high risk patients. In the control group, seven patients (4.8%) required some level of dialysis, compared to only one patient (0.7%), or 85% fewer, in the RenalGuard-treated group required dialysis.

We hope that the strong scientific data from these published papers regarding MYTHOS and REMEDIAL II, will both increase the adoption rate of our RenalGuard technology and enable us to continue to raise the additional capital we will need to advance our RenalGuard program in the future.

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

We enrolled a total of 23 patients in this pilot study. Based upon the positive safety data collected in the study and discussions with the FDA, we stopped enrolling new patients in the pilot study in November 2007.  We submitted an IDE supplement to the FDA in February 2008 seeking approval to move from our pilot study to a pivotal clinical trial to study the safety and effectiveness of RenalGuard in the prevention of CIN. In November 2008, the FDA granted us approval to begin our pivotal study, but we deferred commencing this study until we could raise the necessary additional capital needed to conduct the study.

With the funds obtained from the recent sale of our TMR business and the $4 million institutional financing we secured in February 2011, we reestablished our effort to start our US clinical study.

We modified the pivotal trial protocol based upon insights learned from the clinical trials of RenalGuard in Europe as well as other clinical developments since 2008.  In October 2011, we received final approval from the U.S. Food and Drug Administration (FDA) to commence the U.S. pivotal trial to study the efficacy of the Company’s RenalGuard Therapy® and RenalGuard System(TM) in the prevention of CIN using the modified protocol.

Our U.S. trial, the CIN-RG trial is a pivotal study under the supervision of principal investigators at Northwestern University Medical School, University of Vermont College of Medicine and Mount Sinai School of Medicine. It is designed as an adaptive, randomized controlled trial at up to 30 sites in the U.S. Enrollment in the trial will include at least 326 patients and potentially up to 652 patients, depending upon the outcome of a sample size re-estimation after 163 patients. The sample size re-estimation, often used in adaptive trials, enables investigators to ensure that the trial is sufficiently powered so that the final results are statistically meaningful. The first patient was enrolled in the CIN-RG trial at Mount Sinai Hospital in New York in January 2012. On the trial’s listing on ClinicalTrials.gov (http://www.clinicaltrials.gov/ct2/show/NCT01456013), we currently list 6 sites that are enrolling patients and two additional sites that are active but not yet enrolling patients.

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

Potential Market Size

Based upon a market research study that was performed for us as well as other sources, we estimate that there are approximately 4 million diagnostic and interventional cardiology and radiology imaging procedures requiring the use of contrast agents that are performed annually in the U.S. alone, and an estimated 7 million worldwide.  Patients with other significant risk factors besides renal insufficiency, such as congestive heart failure, anemia, peripheral vascular disease, diabetes and being over the age of 75, are also at risk for developing CIN.  This population continues to grow. Specifically, the Heart Disease and Stroke Statistics — 2011 Update, or 2011 HSSU, which was published by the American Heart Association, estimates that there were 171 million individuals with diabetes worldwide in 2000 and that number is projected to rise to 366 million by 2030.  It is estimated that nearly 26 million people in the U.S. have CKD and another 20 million are at increased risk for CKD.

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

Of the estimated 7 million diagnostic and interventional imaging procedures performed worldwide each year that involve the use of contrast agents, we believe that 15% of the patients in these cases, or approximately 1 million patients, could be considered at-risk for CIN and thus benefit from the use of RenalGuard.

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

The positive results published from these studies have given us confidence that our concept of inducing high urine output with matched fluid replacement to maintain intravascular volume can significantly reduce the incidence of CIN.

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

Preventive measures being used in clinical practice today include:

Mucomyst®

N-acetylcysteine (Mucomyst®) is both a renal vasodilator and antioxidant.  It is prescribed by a doctor prior to the start of an interventional procedure and is taken by the patient in prearranged doses that may start the day before the procedure.  This therapy is employed by many physicians due to an extremely low risk profile and cost.  A team of Brazilian researchers recently published data on the largest trial of Mucomyst to date, the ACT Trial. They reported that after studying Mucomyst in 2,308 patients, the rate of CIN was identical between the group of patients who received the drug and those who did not. While additional research is continuing into this therapy, the results of the ACT trial have reduced the use of Mucomyst as a preventative therapy at many centers.

Sodium bicarbonate

Sodium bicarbonate is a pre-mixed pharmaceutical solution that is given intravenously on the same day as the procedure, prior to the start.  Currently, there are only a small number of published studies that have evaluated utilizing sodium bicarbonate as a preventive measure.  Meta-analysis of these studies is inconclusive and point to the wide variability of results between different studies.  There is some industry adoption of this measure to reduce the incidence of CIN simply due to the lack of expense and low risk to patients.

Device-Based Competition

Benephit Catheter

In January 2009, AngioDynamics Inc. acquired certain assets of FlowMedica, Inc., including its Benephit® CV Infusion System, which is a catheter designed to deliver drugs and/or fluid directly to the renal arteries during an interventional procedure.  This system is FDA 510(k)-cleared and CE-marked for the infusion of physician-specified agents in the peripheral vasculature.  We believe market challenges for this approach may include the lack of clear supporting clinical data, concerns regarding complications of direct renal intervention and the cost of the catheter.

CINCOR System

Osprey Medical Systems has announced that it has received CE Mark for its CINCOR system and is seeking to raise funds to begin their Pivotal US Trial in 2012.  CINCOR is a catheter based system that is designed to be placed in the coronary sinus. The system attempts to reduce the incidence of CIN by removing a fraction of the contrast from the patient’s blood as it flows through the coronary sinus. Osprey’s public statements list the CINCOR price as between $1500-$2000. We believe market challenges for this approach may include concerns regarding complications of placing a catheter in the coronary sinus, lack of clear supporting clinical data, and the significant cost of the system.  Additionally, published reports to date only indicate that CINCOR removes on average 32% of the contrast injected, which still allows a significant volume of potentially dangerous contrast to pass to the patient’s kidney.  While RenalGuard should work for any procedure where iodinated contrast is used, CINCOR only works for coronary interventions, so the technology cannot be used in patients undergoing peripheral catheterizations, transcatheter aortic-valve implantation (TAVI), or contrast enhanced CT.

Products and Customers

RenalGuard sales accounted for approximately 82% and 58% of our revenues for the years ended December 31, 2011 and 2010, respectively.

Our distributor of RenalGuard in Italy, Artech, accounted for 46% and 27% of our total revenues in the years ended December 31, 2011 and 2010, respectively and 56% and 48% of our RenalGuard revenues in the years ended December 31, 2011 and 2010, respectively.  ACIST, our distributor in France and Germany, accounted for 12% of our total revenues in the year ended December 31, 2011 and 14% of our RenalGuard revenues in the year ended December 31, 2011.

Manufacturing

During 2010, we manufactured and tested our RenalGuard console at our facility in Franklin, Massachusetts.  In 2011 we began manufacturing our RenalGuard consoles by a contract manufacturer located in New England. Our RenalGuard sterile disposable kit continues to be manufactured for us by a separate outside contract manufacturer also located in New England.  We believe that our outside contract manufacturers will have sufficient capacity to meet market demands anticipated in the coming year for our RenalGuard product.

Our facilities and those of our outside contract manufacturers are subject to periodic inspection by regulatory authorities to ensure compliance with FDA and EU quality system regulations.

Government Regulation

RenalGuard is subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and abroad.  The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern the research, design, development, manufacturing, preclinical and clinical testing, installation, storage, packaging, recordkeeping, servicing, labeling, distribution and promotion of medical devices in the U.S.

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

We have been issued 8 U.S. patents, 1 Canadian patent and 1 Japanese patent related to our RenalGuard System and its use in preventing CIN.  These patents have terms that expire from 2026 through 2029.

In addition, we currently have four patent applications pending at the U.S. Patent Office in connection with the prevention of CIN related to RenalGuard. We have international patent applications pending on six of these RenalGuard patents, including individual patent applications pending in the EU and Japan.

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

Research and Development

Research and development expenses were approximately $1,212,000 and $333,000 for the years ended December 31, 2011 and 2010, respectively.  Our current and near term development efforts will be focused exclusively on advancing our RenalGuard program.  In November 2010, we received a grant in the amount of $244,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project (QTDP) Program.

We continue to monitor technologies that may be applicable to the market for CIN prevention.  No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 16, 2012, we had 8 full-time employees worldwide, including our executive officers. Of these, four are in general and administrative positions, two are involved in sales and customer support, one is involved in clinical/research and development and one is involved in manufacturing/regulatory affairs.  None of our employees are represented by a union.  We consider our relationship with our employees to be good.

Company Information

We were incorporated in British Columbia, Canada on March 3, 1987.  We transferred our jurisdiction of incorporation to the Yukon Territory of Canada in March 1999.  Our principal offices are located at 459 Fortune Boulevard, Milford, Massachusetts 01757.  Our telephone number is (508) 541-8800.  Our Internet address is www.plcmed.com.  As used herein, the references to PLC, we, our and the Company mean, unless the context requires otherwise, PLC and its subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais (Deutschland) GmbH.

Item 1A.     Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-K, we are not required to provide this information because we are a smaller reporting company.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

We maintain our principal executive offices and conduct our operations in 6,000 square feet of leased space in Milford, Massachusetts.  The lease on this space expires on August 31, 2014. The total base rental payments for the years ending December 31, 2012, 2013, and 2014 are $38,000, $41,000, and $30,000, respectively.  We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3.        Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.        (Removed and Reserved)

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 17, 2008, our common stock has been quoted on both the Pink Sheets and the OTC Bulletin Board (the “OTCBB”) under the symbol “PLCSF”.  On March 5, 2012, the last quoted sale price of our common stock was $0.33 per share.

The following table sets forth the highest and lowest of any bid price for our common stock on the Pink Sheets or the OTCBB.  Any bid price listed represents inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

2010	High	Low
First Quarter	$0.30	$0.14
Second Quarter	$0.18	$0.10
Third Quarter	$0.18	$0.05
Fourth Quarter	$0.18	$0.06

2011	High	Low
First Quarter	$0.17	$0.06
Second Quarter	$0.24	$0.12
Third Quarter	$0.16	$0.07
Fourth Quarter	$0.20	$0.08

As of March 5, 2012, there were 640 record holders of our common stock.  We believe that there are approximately 5,160 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, and other rights	(b) Weighted-average exercise price of outstanding options, and other rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	5,602,458	$0.21	2,238,467	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,602,458	$0.21	2,238,467

(1)               Consists of the following equity compensation plans: (i) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (ii) 2000 Equity Incentive Plan; and (iii) 2005 Stock Incentive Plan.

(2)               Includes 294,461 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2012.

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

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the EU in Italy in April 2008. We are now marketing RenalGuard in several additional countries around the world. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain FDA pre-market approval in order to market RenalGuard. The first patient was enrolled in the U.S. pivotal study in January 2012.

Our distributor of RenalGuard in Italy, Artech, accounted for 46% and 27% of our total revenues in the years ended December 31, 2011 and 2010, respectively and 56% and 48% of our RenalGuard revenues in the years ended December 31, 2011 and 2010, respectively.

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

Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  We regularly review slow-moving and excess inventories, and write down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the inventory.

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

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of RenalGuard consoles and single-use sets on a quarterly basis and adjust our warranty reserve accordingly.  We consider all available evidence, including historical experience and information obtained from supplier audits.

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

We record all other product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met.

Results of Operations

Results for the past two years and the related percent of total revenues were as follows:

	2011	2010	Increase/(decrease) over 2010
	$	$	$	%
	(dollars in thousands)

Total revenues	$671	$587	$84	14%
Total cost of revenues	426	656	(230)	(35)
Gross profit (loss)	245	(69)	314	(455)
Selling, general and administrative expenses	2,445	2,805	(360)	(13)
Research and development expenses	1,212	333	879	264
Total operating expenses	3,657	3,138	519	17
Gain on the sale of assets	(40)	(98)	58	(59)
Loss from continuing operations	(3,372)	(3,109)	(263)	8
Interest expense	(396)	—	(396)	100
Interest income	10	—	10	100
Financing costs associated with convertible notes	(530)	—	(530)	100
Change in fair value of warrant liabilities	(808)	—	(808)	100
Change in fair value of convertible notes	(1,894)	—	(1,894)	100
Total other expense	(3,618)	—	(3,618)	100
Net loss from continuing operations before income taxes	(6,990)	(3,109)	(3,881)	125
Benefit for income taxes from continuing operations	492	—	(492)	100
Net loss from continuing operations, net of income taxes	(6,498)	—	(6,498)	100
Income from discontinued operations	53	2,604	(2,551)	(98)
Gain on sale of discontinued operations, net of income taxes	687	—	687	100
Net income from discontinued operations, net of income taxes	740	2,604	(1,864)	(72)
Net Loss	$(5,758)	$(505)	$(5,253)	1,040%

Product Sales

Revenues increased $84,000, or 14% in 2011 as compared to 2010. RenalGuard Console sales increased $153,000 or 133% in 2011 as compared to 2010 due to a higher volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues increased $61,000 or 28% in 2011 as compared to 2010 due to a higher volume of RenalGuard single-use sets sold to international distributors.  During the fourth quarter of 2011, we deferred $277,000 of revenue related to shipments to our distributor in Italy, Artech because not all revenue recognition criteria were met.  We expect this revenue to be recognized in 2012.

Gross Profit/(Loss)

Gross profit was $245,000 or 37% of total revenues, in 2011, as compared with gross loss of $69,000, or 12% of total revenues, in 2010.  Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred during 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 13% in 2011 as compared to 2010.  The decrease was due to lower compensation-related costs, reflecting the decrease in headcount associated with our 2010 workforce reductions.

Research and Development Expenses

Research and development expenditures increased 264% in 2011 as compared to 2010 due to RenalGuard U.S. clinical trial costs.

As we continue our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase in 2012.

Gain on Sale of Assets

We recorded a gain on the sale of assets of $40,000 in 2011 and $98,000 in 2010 related to our OEM surgical tube business.

Other Expense

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Consolidated Financial Statements. As a result of this transaction, interest expense on the Convertible Notes of $396,000 was recorded in 2011. In addition, financing costs associated with convertible note of $530,000 was recorded during 2011.

The Company recorded other expense of $808,000 during 2011 as a result of a fair value adjustment related to the Warrant Liabilities. The Company recorded other expense of $1,895,000 during 2011 as a result of a fair value adjustment related to the Convertible Notes.

Net Loss

In 2011, our net loss increased to $5,758,000 due to increased clinical trial costs and other expense related to the fair value adjustments of our Convertible Notes and Warrant Liabilities..

Discontinued Operations

On November 5, 2010, we entered into an agreement to sell our TMR business to Novadaq. This transaction was approved by our shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011.

As discussed in Note 9 to our consolidated financial statements, the operating results of these operations, including those related to prior periods, have been reclassified from continuing operations to discontinued operations in our condensed consolidated financial statements for both 2010 and 2011.

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

Cash and cash equivalents totaled $2,585,000 as of December 31, 2011, an increase of $1,261,000 from $1,324,000 as of December 31, 2010. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor. We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the second quarter of 2012. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. patient trials, we will need to raise additional capital during the second quarter of 2012. Under the terms of the Securities Purchase Agreement, we had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1 million tranche expired February 2012 without achieving such milestones.  The second $1 million tranche is due to us upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

Our plan is to seek additional capital through the sale of equity and/or debt securities to fund operations. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to our existing stockholders. The Holders of the Convertible Notes have a right to participate in up to 50% of any subsequent financing. If we raise, additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the company by our stockholders would be diluted. In addition, any debt securities would have rights, preferences and privileges senior to our common stock and we may sell equity or other convertible debt financing securities which would have rights, preferences and privileges senior to our common stock.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to take certain actions including, but not limited to, cutting back our operations, selling some or all of our assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of our operations.

Cash flows used in operating activities in the twelve months ended December 31, 2011 were $3,603,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes. Cash flows from financing activities in the twelve months ended December 31, 2011 were $3,605,000 from the issuance of $4 million in senior secured convertible notes to an institutional investor, net of financing costs. Cash provided by discontinued operations was $1,210,000. The effect of exchange rate changes was a $67,000 increase in cash.

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

•                  We have received a ‘going concern’ opinion in our consolidated financial statements indicating that our cash balance as of December 31, 2011, combined with recurring net losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next 12 months. As noted above, we are investigating ways to raise additional capital to continue our operations.

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

•                  Our ability to effectively market RenalGuard outside the U.S. is largely dependent on the reception of the results of the MYTHOS and REMEDIAL II investigator-sponsored clinical trials. We have no assurance that the results from these two trials will be viewed as clinically meaningful or that they will lead to increased sales of RenalGuard;

•                  We may never be successful in establishing a broad distribution channel for RenalGuard outside the U.S., and any distribution channel we may establish may never generate sufficient sales for us to attain profitability;

•                  If we are required to change our pricing models to compete successfully, our margins and operating results may be adversely affected;

•                  We commenced our U.S. pivotal clinical trial in 2012 to study RenalGuard, which is necessary to obtain FDA pre-market approval to market RenalGuard in the U.S. This study will take us a significant amount of time and money to complete and will require us to raise additional capital in the future. We can provide no assurance that we will be able to complete this study or, if we are able to complete it, that RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of a U.S. pivotal clinical trial is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients amongst other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites. Should a U.S. pivotal clinical trial take longer than we expect, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed could be seriously harmed and our ability to successfully fund the completion of the trial and bring RenalGuard to market may be adversely affected;

•                  Our RenalGuard System has only had limited testing in a clinical setting in the United States and we may need to modify it substantially in the future for it to be commercially acceptable in the broader market;

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Pursuant to Item 308(b) of Regulation S-K, we are not required to provide such an attestation report because we are a smaller reporting company.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC in connection with our 2011 Annual Meeting of Shareholders (referred to as our Definitive Proxy Statement) under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  We undertake to provide a copy of our code of ethics to any person without charge, upon request to PLC Systems Inc., c/o Chief Financial Officer, 459 Fortune Boulevard, Milford, Massachusetts 01757.  We intend to disclose waivers and amendments of provisions of the code, if any, for our principal executive officer, principal financial officer and principal accounting officer and that relate to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on our Internet website, www.plcmed.com.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Proposal 1 - Election of Directors.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Definitive Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)     Financial Statements. The following documents are filed hereto and are included as part of this annual report on Form 10-K.

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

PLC SYSTEMS INC.

Date: March 30, 2012	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/	Mark R. Tauscher	President, Chief Executive Officer and Director	March 30, 2012
	Mark R. Tauscher	(Principal Executive Officer)

/s/	Gregory W. Mann	Chief Financial Officer	March 30, 2012
	Gregory W. Mann	(Principal Financial and Principal Accounting Officer)

/s/	Edward H. Pendergast	Chairman of the Board	March 30, 2012
Edward H. Pendergast

/s/	Kevin J. Dunn	Director	March 30, 2012
Kevin J. Dunn

/s/	Benjamin L. Holmes	Director	March 30, 2012
Benjamin L. Holmes

/s/	Brent Norton, M.D.	Director	March 30, 2012
Brent Norton, M.D.

PLC SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PLC Systems Inc.:

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring net losses and negative cash flows from continuing operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

March 30, 2011

PLC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,585	$1,324
Accounts receivable, net of allowance of $2 and $10 at December 31, 2011 and 2010, respectively	453	121
Inventories	238	310
Prepaid expenses and other current assets	233	252
Assets from discontinued operations	—	1,095
Total current assets	3,509	3,102
Equipment, furniture and leasehold improvements, net	36	27
Other assets	4	186
Total assets	3,549	$3,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$343
Accrued compensation	63	91
Accrued other	221	232
Deferred revenue	277	98
Liabilities from discontinued operations	—	1,117
Total current liabilities	710	1,881
Convertible notes	5,327	—
Warrant liabilities	1,600	—

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, no par value, unlimited shares authorized, 30,351 shares issued and outstanding at December 31, 2011 and 2010	93,893	93,893
Additional paid in capital	996	848
Accumulated deficit	(98,727)	(92,969)
Accumulated other comprehensive loss	(250)	(338)
Total stockholders’ equity (deficit)	(4,088)	1,434
Total liabilities and stockholders’ equity (deficit)	$3,549	$3,315

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010

Revenues	$671	$587
Cost of revenues	426	656
Gross profit (loss)	245	(69)

Operating expenses:
Selling, general and administrative	2,445	2,805
Research and development	1,212	333
Total operating expenses	3,657	3,138
Gain on the sale of assets	(40)	(98)
Loss from continuing operations	(3,372)	(3,109)
Other income (expense):
Interest expense	(396)	—
Interest income	10	—
Financing costs associated with convertible notes	(530)	—
Change in fair value of warrant liabilities	(808)	—
Change in fair value of convertible notes	(1,894)	—
Total other expense	(3,618)	—
Net loss from continuing operations before income taxes	(6,990)	(3,109)
Benefit for income taxes from continuing operations	492	—
Net loss from continuing operations, net of income taxes	(6,498)	—
Discontinued operations:
Income from discontinued operations, net of income taxes	53	2,604
Gain on sale of discontinued operations, net of provision for income taxes of $492	687	—
Net income from discontinued operations	740	2,604
Net loss	$(5,758)	$(505)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.21)	$(0.10)
From income on discontinued operations	0.00	0.08
From gain on sale of discontinued operations	0.02	0.00
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.19)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	30,351	30,351

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2011 and 2010

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2009	30,351	$93,893	$627	$(92,464)	$(327)	$1,729
Stock based compensation	—	—	221	—	—	221
Comprehensive income:
Net loss	—	—	—	(505)	—	(505)
Foreign currency translation, net	—	—	—	—	(11)	(11)
Total comprehensive loss						(516)

Balance, December 31, 2010	30,351	$93,893	$848	$(92,969)	$(338)	$1,434
Stock based compensation	—	—	148	—	—	148
Comprehensive income:
Net loss	—	—	—	(5,758)	—	(5,758)
Foreign currency translation, net	—	—	—	—	88	88
Total comprehensive loss						(5,670)

Balance, December 31, 2011	30,351	$93,893	$996	$(98,727)	$(250)	$(4,088)

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(5,758)	$(505)
Income from discontinued operations	(53)	(2,604)
Gain on sale of discontinued operations, net of taxes	(687)	—
Depreciation and amortization	9	42
Stock-based compensation expense	148	221
Change in fair value of warrant liabilities	808	—
Change in fair value of convertible notes	1,894	—
Financing costs associated with convertible notes	530	—
Non-cash interest expense	225	—
Deferred income taxes	(492)	—
Change in assets and liabilities:
Accounts receivable	(321)	235
Inventory	72	(4)
Prepaid expenses and other assets	(116)	(102)
Other assets	182	—
Accounts payable	(194)	8
Deferred revenue	186	98
Accrued liabilities	(36)	(166)
Net cash flows used in operating activities	(3,603)	(2,777)

Cash flows from investing activities:
Purchase of property and equipment	(18)	—
Net cash used for investing activities	(18)	—

Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	3,605	—
Net cash provided by financing activities	3,605	—

Discontinued Operations:
Net cash provided by operating activities	210	1,429
Net cash provided by investing activities	1,000	—
Net cash provided by discontinued operations	1,210	1,429

Effect of exchange rate changes on cash and cash equivalents	67	(14)
Net increase (decrease) in cash and cash equivalents	1,261	(1,362)
Cash and cash equivalents at beginning of period	1,324	2,686
Cash and cash equivalents at end of period	$2,585	$1,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$171	$—

Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$792	$—
Convertible Notes	$3,208

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.             Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  Over the past four years, the Company has begun initial commercialization outside the United States of its product, RenalGuard®, which currently represents the Company’s key strategic growth initiative and primary business focus.  The RenalGuard System consists of a proprietary console and accompanying single-use sets and is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. The Company conducts business operations as one operating segment.

For the year ended December 31, 2011, the Company incurred a net loss from continuing operations before taxes of approximately $6,990,000 and used cash in operations of approximately $3,603,000.  As of December 31, 2011, cash and cash equivalents were $2,585,000.  Management expects that quarterly losses and negative cash flows will continue during 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2012, management is currently investigating ways to raise additional capital that can be completed in the next few months. Subsequent to December 31, 2011, the Company reported that it had engaged a financial advisor to assist the Company in this effort. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

The Company also believes that the recent publication of positive clinical results from two independent investigator-sponsored clinical trials in Italy, which show RenalGuard to be both a safe and effective product for the prevention of CIN in at-risk patients, presents a substantial opportunity for it to increase its sales and achieve profitable results in the next few years, provided the Company is able to raise the additional capital it needs in the near term to sustain its operations and expand its RenalGuard sales and marketing programs.

2.             Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PLC and its two wholly owned subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais (Deutschland) GmbH.  All intercompany accounts and transactions have been eliminated.

In the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq Corp., a subsidiary of Novadaq Technologies Inc., the Company’s then exclusive distributor of TMR in the U.S., for $1,000,000 plus the relief of approximately $614,000 in service contract obligations (see Note 9), and issued $4,000,000 in secured convertible debt (see Note 10).

As a result of its sale in the first quarter of 2011, the operating results of the Company’s TMR business, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying consolidated financial statements (see Note 9).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition, warranty,

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

inventory valuation, accounts receivable, and convertible notes and warrant liabilities.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash at December 31, 2011 and 2010, respectively, consisted of deposits held in bank checking accounts and overnight sweep to repurchase agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. At times, the Company possesses cash balances above federally-insured limits. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents in high-quality financial instruments.  At December 31, 2011 and 2010, the majority of the cash and cash equivalents balance was invested with a single financial institution.

Artech accounted for 46% and 27% of the Company’s revenues for the years ended December 31, 2011and 2010, respectively.  ACIST, the Company’s distributor in France and Germany, accounted for 12% of the Company’s revenues for the year ended December 31, 2011.  At December 31, 2011, Artech and ACIST accounted for 85% and 13%, respectively of gross accounts receivable.

Concentration of Revenues

Approximately 82% and 57% of the Company’s revenues for the years ended December 31, 2011 and 2010, respectively, were derived from the sales of RenalGuard.

Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	North America	Europe	Total
2011
Net sales	$124	$547	$671

2010
Net sales	$252	$335	$587

Accounts Receivable

Accounts receivable is stated at the amount the Company expects to collect from the outstanding balances. The Company continuously monitors collections from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified.  Historically, the Company has not experienced significant losses related to its accounts receivable.  Collateral is generally not required. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

The carrying amount of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When required, recoverability of these assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the years ended December 31, 2011 and 2010, the Company did not recognize any asset impairment charges.

Warranty and Preventative Maintenance Costs

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no reserve for warranty and preventative maintenance costs recorded at December 31, 2011 and 2010.

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

The Company typically records all product revenue at the time of shipment if all other revenue recognition criteria are met.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at end-of-period exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation are accumulated as a separate component of stockholders’ equity. The Company records the impact from foreign currency transactions as a component of other income (expense).

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

Research and Development

Research and development costs are expensed as incurred.  In November 2010, the Company received a grant in the amount of $244,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project (QTDP) Program. The Company recorded this grant amount as a reduction to research and development expenses in the accompanying consolidated statement of operations during 2010.

Loss Per Share

In 2011 and 2010, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

For the years ended December 31, 2011 and 2010, 46,162,000 and 5,529,000 shares, respectively, attributable to outstanding warrants, convertible notes, and stock options were excluded from the calculation of diluted loss per share because the effect would have been antidilutive.

3.             Inventories

Inventories consist of the following at December 31 (in thousands):

	2011	2010
Raw materials	$157	$130

Finished goods	81	180
	$238	$310

4.             Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2011	2010
Equipment	$414	$399
Office furniture and fixtures	218	218
Leasehold improvements	4	349
	636	966
Less accumulated depreciation and amortization	600	939
	$36	$27

Depreciation expense was $9,400 and $42,000 for the years ended December 31, 2011 and 2010, respectively.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

5.             Stockholders’ Equity

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

The Company grants stock options to its non-employee directors.  New non-employee directors receive an initial grant of an option to purchase shares of the Company’s common stock that generally vest in quarterly installments over three years.  Once the initial grant has fully vested, non-employee directors (other than the Chairman of the Board) receive an annual grant of an option to purchase additional shares of the Company’s common stock that generally will vest in four equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

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

As a result of employee terminations in 2011, options held by terminated employees to purchase a total of 173,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were replaced by the Company with new options, all of which were immediately vested, to purchase 173,000 shares of common stock at an exercise price of $0.24 per share. The Company recorded an additional $2,000 in stock compensation expense related to these grants during the year ended December 31, 2011

During year ended December 31, 2011, the Company granted options to purchase 300,000 shares of the Company’s common stock to non-employees that vested immediately, and granted options to purchase 350,000 shares of the Company’s common stock to employees that vest ratably over a three year period.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest quarterly over one year. Management has determined that as of December 31, 2011 it is probable that the performance conditions associated with the performance based vesting will be met, however not within the one year vesting term as originally estimated. Therefore, the related expense is being recognized over the estimated extended service period.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

As of December 31, 2011, there were 664,068 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	5,310	$0.25
Granted	1,545	0.22
Exercised	—	—
Forfeited	(71)	0.26
Expired	(22)	1.66
Cancelled	(1,233)	0.24

Outstanding, December 31, 2010	5,529
Granted	1,500	0.15
Exercised	—	—
Forfeited	(1,254)	0.23
Expired	—	—
Cancelled	(173)	0.24

Outstanding, December 31, 2011	5,602	$0.21	3.37	—

Exercisable, December 31, 2011	3,975	$0.22	2.06	—

Stock-Based Compensation Expense

The Company recorded compensation expense of $148,000 and $221,000 in the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company had $72,150 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.02 years.

The weighted average fair value of options issued during the years ended December 31, 2011 and 2010 was estimated using the Black-Scholes model and was $0.10 and $0.08 respectively.

Year Ended December 31,
	2011	2010
Expected life (years)	1.00 – 6.00	1.00 – 6.00
Interest rate	0.27 – 2.65%	0.26 – 2.27%
Volatility	107.2 – 169.0%	85.6 – 292.8%
Expected dividend yield	None	None
Value of option granted	$0.01 – 0.13	$0.02 – 0.14

The expected life was calculated in 2011 and 2010 using the simplified method. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at December 31, 2011 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity in 2011 or 2010. At December 31, 2011, 294,461 shares were reserved for future issuance under the Purchase Plan.

7.             Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2014. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2011, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2012	$38
2013	41
2014	30

Total	$109

Total rent expense was $148,000 and $204,000 in 2011 and 2010, respectively.

The Company manufactures its RenalGuard consoles and sterile disposable kits using two separate outside contract manufacturers. The contracts with these manufacturers do not contain minimum purchase requirements or any future commitments. Purchases are made upon request to the manufacturer.

During the year ended December 31, 2011, the Company hired a clinical research organization (“CRO”) to assist with managing its clinical trial.  The contract with the CRO does not contain minimum purchase requirements or any future commitments, and payments are made once services are provided.

8.             Sale of Assets

In May 2010, the Company sold to a newly-formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable totaling $71,000. At the closing of the transaction and as of December 31, 2010, the note receivable was fully reserved. Following the sale, Dr. Robert I. Rudko, who was a director and a stockholder of the Company at the time, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the year ended December 31, 2010, the Company recorded an initial gain on sale of assets of $98,000. In March 2011, Dr. Rudko resigned from the Company’s board of directors. Also in March 2011, the Company reached an agreement with the acquiring company to settle the note receivable at a reduced amount of $40,000. This amount was collected in April 2011, and was recorded as a gain when the cash was received.

9.             Discontinued Operations

On November 5, 2010, the Company entered into an agreement to sell its TMR business to Novadaq. This transaction was approved by the Company’s shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011.

Under terms of the agreement, Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

date totaling $614,000. The total carrying value of the assets sold as of the transaction date was $385,000. In addition, the Company incurred transaction costs of $50,000. The Company has recorded a gain on sale of discontinued operations before income taxes of $1,179,000 in the statement of operations.

The operating results of these operations, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying consolidated financial statements.

Revenues and net income attributable to discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31
	(In thousands)
	2011	2010
Revenues:
Product sales	$455	$2,219
Service fees	68	1,104
Total	523	3,323

Income from discontinued operations	$53	$2,604

A summary of discontinued operations on the consolidated balance sheets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Current assets:
Accounts receivable, net	$—	$217
Inventory	—	526
Prepaid expenses and other current assets	—	352
	$—	$1,095
Current liabilities:
Accounts payable	—	$30
Accrued compensation	—	27
Accrued expenses	—	50
Deferred revenue	—	1,010
	$—	$1,117

10.          Convertible Notes and Warrant Liabilities

Features of the Convertible Notes and Investor Warrants

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “Convertible Notes”) and 40,000,000 warrants, which expire February 22, 2016 (the “Investor Warrants”).  Under the terms of the Securities Purchase Agreement, the Company had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without our achieving such milestones.  The second $1 million tranche remains available to the Company upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

The Holders may convert the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at the conversion price of $0.10 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

Investor Warrants

On February 22, 2011, in connection with the issuance of the Convertible Notes, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding as of December 31, 2011:

	Warrants	Exercise Price
Beginning balance - February 22, 2011	40,000,000	$0.15
Add: Adjustments (pursuant to warrants agreement)	0	n/a
Less: Exercised	0	n/a
Ending balance	40,000,000	$0.15

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2011:

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,327,000	$—	$—	$5,327,000
Warrant liabilities	$1,600,000	$—	$—	$1,600,000

Total Liabilities	$6,927,000	$—	$—	$6,927,000

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

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of February 22, 2011 and December 31, 2011 with subsequent changes in fair value recorded in the consolidated statement of operations.

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

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3,677,000 million. As of December 31, 2011, the Convertible Notes have been marked to fair value resulting in a derivative liability of $5,327,000. The net charge to other income (expense) was expense of $1,895,000 in the year ended December 31, 2011. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $225,000 in the year ended  December 31, 2011, which is a component of interest expense.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of December 31, 2011, the Investor Warrants have been marked to fair value resulting in a derivative liability of $1,600,000. The charge to other income (expense) for the year ended December 31, 2011 was expense of $808,000.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$225,000	$—	$225,000
Fair value adjustment	$1,425,000	$692,000	$2,117,000
Balance December 31, 2011	$5,327,000	$1,600,000	$6,927,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 have been recorded in other income (expense) in the year ended December 31, 2011, $135,000 of which were recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction in February 2011.

Valuation — Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the Warrant Liabilities and Convertible Notes are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011 and December 31, 2011. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	December 31, 2011
Stock Price	$0.0755	$0.1075
Exercise Price	$0.15	$0.15
Expected Life (in years)	5.00	4.15
Stock Volatility	90%	95%
Risk-Free Rate	2.16%	0.63%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of February 22, 2011 and December 31, 2011. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	December 31, 2011
Stock Price	$0.0755	$0.1075
Strike Price	$0.10	$0.10
Expected remaining term (in years)	3.00	2.15
Stock Volatility	95%	100%
Risk-Free Rate	1.22%	0.27%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092
Effective discount rate	20.3%	13.2%
Probability of forced redemption	20%	20%

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

•                  The risk-free interest rate is based on the U.S. Treasury Yield curve in effect as of the valuation date for the expected term;

•                  With respect to the Convertible Notes, the Company is expected to pay all accrued interest due to the Holders on each Interest Payment Date;

•                  With respect to the Convertible Notes, based upon management’s expectations for a change of control or fundamental transaction to occur prior to the maturity date of the Convertible Notes, a low

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

11.            Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010
Loss before income taxes:
Continuing operations
United States	$(6,859)	$(2,656)
Foreign	(131)	(453)
	$(6,990)	(3,109)

Current income tax benefit from continuing operations:
Federal	$492	$—
Foreign	—	—
State	—	—
	$492	$—

Deferred income tax benefit/(provision) from continuing operations:
Federal	$3,335	(58)
Foreign	(2)	50
State	(4,415)	(52)
	(1,082)	(60)
Change in valuation allowance	1,082	60
	$0	$0

Benefit for income taxes from continuing operations	$492	$—
Provision for income taxes from gain on sale of discontinued operations	(492)	—
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2011	2010
Net federal and state operating loss carryforwards	$23,611	$23,848
Net foreign operating loss carryforwards	484	486
Accrued expenses and reserves	10	592
Tax credits	1,202	1,245
Other	348	566

Total deferred tax assets	25,655	26,737
Valuation allowance	(25,655)	(26,737)

Net deferred tax assets	$—	$—

The valuation allowance decreased by $1,082,000 in 2011 primarily due to the use of the Company’s net operating loss carryforwards against the gain on sale of discontinued operations, offset in part by the Company’s net loss. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Total provision for income taxes computed at the federal statutory rate differs from amounts provided as follows (in thousands):

	2011	2010
Tax benefit at federal statutory rate	$(1,893)	$(172)
State income taxes, net of U.S. federal income tax benefit	(331)	(30)
Permanent differences	44	57
Other	3,262	—
Change in valuation allowance	(1,082)	145
Total expense	$—	$—

At December 31, 2011, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $66,200,000, which expire at various dates through 2030.  At December 31, 2011, the Company had federal and state research and development credit carryforwards of $718,000 and $483,000, respectively, which will expire at various dates through 2030 for federal income tax purposes and through 2025 for state income tax purposes.  In addition, at December 31, 2011 the Company had foreign net operating loss carryforwards of approximately $1,213,000

Under the Internal Revenue Code of 1986, as amended, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.  Any carryforwards that will expire prior to utilization as the result of any limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2011 and 2010, there were no unrecognized tax benefits.  The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2011 and 2010, the Company had no accrued interest or tax penalties recorded.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2007 through 2011 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment. The open examination periods for the Company’s foreign jurisdictions range from 2000 through 2009.

12.          Subsequent Events

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

10.14*#	Employment letter dated September 2, 2011 between PLC Medical Systems, Inc. and Gregory W. Mann.

10.15

Securities Purchase Agreement dated February 22, 2011 by and between the Registrant and GCP IV LLC, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.16

Form of 5% Senior Secured Convertible Debenture issued by the Registrant, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.17

Form of Common Stock Purchase Warrant issued by the Registrant, incorporated by reference to the Registrant’s current report on Form 8-K dated February 22, 2011, as previously filed with the Securities and Exchange Commission.

10.18*#	Compensatory Arrangements with Executive Officers.

10.19*#	Compensatory Arrangements with Non-Employee Directors.

10.20*#	Severance Arrangements with Executive Officers.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of McGladrey & Pullen, LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from PLC Systems Inc. Yearly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations,  (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed with this annual report on Form 10-K for the year ended December 31, 2011.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.