Form 10-Q
period 2012-03-31
PLC SYSTEMS INC
filed 2012-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, no par value	30,976,092

PLC SYSTEMS INC.

Part I.         Financial Information

Item 1.        Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,601	$2,585
Accounts receivable, net of allowance of $2 and $2 at March 31, 2012 and December 31, 2011, respectively	308	453
Inventories	219	238
Prepaid expenses and other current assets	344	233
Total current assets	2,472	3,509
Equipment, furniture and leasehold improvements, net	76	36
Other assets	4	4
Total assets	$2,552	$3,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$130	$149
Accrued compensation	49	63
Accrued other	252	221
Deferred revenue	285	277
Total current liabilities	716	710
Convertible notes	8,500	5,327
Warrant liabilities	4,000	1,600
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 30,976 shares issued and outstanding as of March 31, 2012 and 30,351 shares issued and outstanding as of December 31, 2011	93,893	93,893
Additional paid in capital	1,217	996
Accumulated deficit	(105,505)	(98,727)
Accumulated other comprehensive loss	(269)	(250)
Total stockholders’ deficit	(10,664)	(4,088)
Total liabilities and stockholders’ deficit	$2,552	$3,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended Mach 31,
	2012	2011

Revenues	$20	$57
Cost of revenues	13	140
Gross profit (loss)	7	(83)
Operating expenses:
Selling, general and administrative	661	593
Research and development	515	73
Total operating expenses	1,176	666
Loss from continuing operations	(1,169)	(749)
Other income (expense):
Interest expense	(116)	(46)
Foreign currency transaction gains (losses)	13	—
Financing costs associated with convertible notes	—	(530)
Change in fair value of warrant liabilities	(2,400)	(1,476)
Change in fair value of convertible notes	(3,107)	(2,218)
Total other expense	(5,610)	(4,270)
Net loss from continuing operations before income taxes	(6,779)	(5,019)
Benefit for income taxes from continuing operations	—	492
Net loss from continuing operations, net of income taxes	(6,779)	(4,527)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	53
Gain on sale of discontinued operations, net of provision for income taxes of $492	—	687
Net income from discontinued operations, net of income taxes	—	740
Net loss	(6,779)	(3,787)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.22)	$(0.16)
From income on discontinued operations	—	0.00
From gain on sale of discontinued operations	—	0.04
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.22)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	30,357	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(6,779)	$(3,787)
Other comprehensive income (loss)
Foreign currency translation adjustments	(19)	15
Other comprehensive income (loss)	(19)	15
Comprehensive loss	$(6,798)	$(3,772)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,779)	$(3,787)
Income from discontinued operations	—	(53)
Gain on sale of discontinued operations, net of taxes	—	(687)
Depreciation and amortization	8	2
Stock-based compensation expense	222	30
Change in fair value of warrant liabilities	3,107	1,476
Change in fair value of convertible notes	2,400	2,218
Financing costs associated with convertible notes	—	530
Non-cash interest expense	66	25
Deferred income taxes	—	(492)
Change in assets and liabilities:
Accounts receivable	154	—
Inventory	(30)	(17)
Prepaid expenses and other assets	(108)	8
Accounts payable	(19)	(116)
Deferred revenue	—	—
Accrued liabilities	30	(52)
Net cash flows used in operating activities	(949)	(915)
Cash flows used for investing activities:
Purchase of property and equipment	—	—
Net cash used for investing activities	—	—
Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	—	3,605
Net cash provided by financing activities	—	3,605
Discontinued operations:
Net cash provided by operating activities	—	228
Net cash provided by investing activities	—	1,000
Net cash provided by discontinued operations	—	1,228
Effect of exchange rate changes on cash and cash equivalents	(35)	16
Net increase (decrease) in cash and cash equivalents	(984)	3,934
Cash and cash equivalents at beginning of period	2,585	1,324
Cash and cash equivalents at end of period	$1,601	$5,258
Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$22
Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$—	$792
Convertible notes	$—	$3,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

For the three months ended March 31, 2012, the Company incurred a loss from continuing operations of approximately $6,779,000 and negative cash flows from continuing operations of $949,000.  At March 31, 2012, the Company had an accumulated deficit of $105,505,000.   Management expects that quarterly losses and negative cash flows will continue during 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq Corp., a subsidiary of Novadaq Technologies Inc., the Company’s then exclusive distributor of TMR in the U.S., for $1,000,000 plus the relief of approximately $614,000 in service contract obligations (see Note 10), and issued $4,000,000 in secured convertible debt (see Note 11).

As a result of its sale in the first quarter of 2011, the operating results of the Company’s TMR business, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying consolidated financial statements (see Note 9).

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2012 and December 31, 2011, inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$200	$157
Finished goods	19	81
	$219	$238

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

As a result of employee terminations in the first quarter of 2011, options held by terminated employees to purchase a total of 173,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were replaced by the Company with new options, all of which were immediately vested, to purchase 173,000 shares of common stock at an exercise price of $0.24 per share.  The Company recorded an additional $2,000 in stock compensation expense related to these grants during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company did not grant any options to purchase shares of the Company’s common stock.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting.  Management has determined that as of March 31, 2012 it is probable that the performance conditions associated with the performance based vesting will be met, however not within the one year vesting term as originally estimated. Therefore, the related expense is being recognized over the estimated extended service period.

On March 30, 2012, the Company issued an aggregate of 625,000 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  These shares vested immediately, but are restricted from being sold for a period of six months form the date of issuance. The issuance of these shares resulted in $206,000 of compensation expense in the three months ended March 31, 2012.

As of March 31, 2012, there were 664,068 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,602	$0.21
Outstanding, March 31, 2012	5,602	$0.21	3.16
Exercisable, March 31, 2012	4,137	$0.23	1.88

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $28,000 in the three months ended March 31, 2012, as compared to $30,000 in the three months ended March 31, 2011. The Company also recorded compensation expense of $206,000 related to the issuance of restricted common shares during the three months ended March 31, 2012.  As of March 31, 2012, the Company had $60,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 0.89 years.

The weighted average fair value of options issued, as estimated using the Black-Scholes model, was  $0.08 during the three months ended March 31, 2011.  The assumptions used were as follows:

Three Months Ended March 30,
2011
Expected life (years)	1.00 — 6.00
Risk free rate	0.27—2.38%
Volatility	107.2—132.1%
Expected dividend yield	None

The expected life was calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at March 31, 2012 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three months ended March 31, 2012 or 2011.  At March 31, 2012, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met.  During the fourth quarter of 2011, the Company deferred $277,000 of revenue related to shipments to its distributor in Italy, Artech because not all revenue recognition criteria were met.  The Company expects this revenue to be recognized in 2012.

6.                                      Loss per Share

In the three months ended March 31, 2012 and 2011, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, investor warrants or convertible notes, since their inclusion would be antidilutive.

For the three months ended March 31, 2012, 45,405,000 shares attributable to outstanding warrants convertible notes and stock options, and for the three months ended March 31, 2011, 45,332,000 shares attributable to outstanding warrants, convertible notes and stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Total Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2012 was $6,798,000 as compared to $3,772,000 in the three months ended March 31, 2011.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at March 31, 2012 or December 31, 2011.

9.                                      Sale of Assets

In May 2010, the Company sold to a newly-formed corporation affiliated with its principal OEM customer certain of its OEM surgical tube assets, comprised principally of inventory, equipment, intellectual property and certain other intangible assets, as well as all necessary manufacturing documentation needed to perform contract assembly services for general purpose CO2 lasers. The total sale price for these assets was $225,000, of which approximately $154,000 was paid at the time of closing, with the balance in a note receivable totaling $71,000.  At the closing of the transaction and as of December 31, 2010, the note receivable was fully reserved.  Following the sale, Dr. Robert I. Rudko, who was a director and a stockholder of the Company at the time, acquired a minority interest in the corporation that purchased the OEM assets. In conjunction with this transaction, in the year ended December 31, 2010, the Company recorded an initial gain on sale of assets of $98,000.  In March 2011, Dr. Rudko resigned from the Company’s board of directors.  Also in March 2011, the Company reached an agreement with the acquiring company to settle the note receivable at a reduced amount of $40,000.  This amount was collected in April 2011, and was recorded as a gain when cash was received during the second quarter of 2011.

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

Revenues and net income attributable to discontinued operations for the three months ended March 31, 2011 are as follows:

	Three months ended March 31, (In thousands)
	2012	2011
Revenues:
Product sales	—	455
Service fees	—	68
Total	—	523
Income from discontinued operations	$—	$53

11.                               Convertible Notes and Warrant Liabilities

Features of the Convertible Notes and Investor Warrants

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “Convertible Notes”) and warrants to purchase up to 40,000,000 shares of common stock, which expire February 22, 2016 (the “Investor Warrants”).  Under the terms of the Purchase Agreement, the Company had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without the Company achieving such milestones.  The second $1 million tranche is due to the Company upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

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

At any time after February 2012, and upon entering into a change of control transaction or Fundamental Transaction, as defined in the Debenture Agreement, the Company may deliver a notice to the Holders of its irrevocable election to redeem all of the then outstanding principal of the Convertible Notes for cash in an amount equal to the sum of (a) the greater of (i) the outstanding amount of the Convertible Notes divided by the Conversion Price on the date of the mandatory default amount, as defined in the Purchase Agreement, is either (A) demanded or (B) paid in full, whichever has a lower conversion price, multiplied by the Volume Weighted Average Price (“VWAP”) of the date of the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has higher VWAP, plus all accrued and unpaid interest, or (ii) 130% of the outstanding principal amount of the Notes, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due under the various agreements covering issuance of the Convertible Notes. Such amount would include the liquidated damages due under the default provision of the Purchase Agreement.  As of March 31, 2012, the Company has not elected to deliver such notice.

The Company is required to repay, in cash, any outstanding principal amount of the Convertible Notes on February 22, 2014 and is not permitted, except upon entering into a change of control transaction or fundamental transaction as noted above, to prepay any portion of the principal amount without prior written consent of the Holders.

Investor Warrants

On February 22, 2011, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding for the three months ending March 31, 2012:

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

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2012:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$8,500,000	$—	$—	$8,500,000
Warrant liabilities	$4,000,000	$—	$—	$4,000,000

Total Liabilities	$12,500,000	$—	$—	$12,500,000

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

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of  March 31, 2012 with changes in fair value recorded in the consolidated statement of operations.

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

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,210,000. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3.68 million. As of March 31, 2012, the Convertible Notes have been marked to fair value resulting in a derivative liability of $8.5 million. The net charge to other income (expense) was a loss of $3,107,000 in the three months ended March 31, 2012. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $66,000 for the three months ended March 31, 2012, which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of March 31, 2012, the Investor Warrants have been marked to fair value resulting in a derivative liability of $4,000,000. The charge to other income (expense) for the three months ended March 31, 2012 was expense of $2,400,000.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$25,000	$—	$25,000
Fair value adjustment	$1,749,000	$1,360,000	$3,109,000
Balance March 31, 2011	$5,451,000	$2,268,000	$7,719,000
Balance December 31, 2011	$5,327,000	$1,600,000	$6,927,000
Amortization of debt discount	$66,000	$—	$66,000
Fair value adjustment	$3,107,000	$2,400,000	$5,507,000
Balance March 31, 2012	$8,500,000	$4,000,000	$12,500,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 were recorded in other income (expense) in the three months ending March 31, 2011, $135,000 of which were recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction.

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

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011, March 31, 2011, December 31, 2011 and March 31, 2012. This model is widely used in estimating value of European options dependent upon a non dividend paying stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	March 31, 2011	December 31, 2011	March 31, 2012
Stock Price	$0.0755	$0.130	$0.1075	$0.20
Exercise Price	$0.15	$0.15	$0.15	$0.15
Expected Life (in years)	5.00	4.90	4.15	3.90
Stock Volatility	90%	95%	95%	100%
Risk-Free Rate	2.16%	2.19%	0.63%	0.75%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	30,351,092	30,976,092

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	March 31, 2011	December 31, 2011	March 31, 2012
Stock Price	$0.0755	$0.130	$0.1075	$0.20
Exercise Price	$0.10	$0.10	$0.10	$0.10
Expected remaining term (in years)	3.00	2.90	2.15	1.90
Stock Volatility	95%	100%	100%	105%
Risk-Free Rate	1.22%	1.24%	0.27%	0.325%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	30,351,092	30,976,092
Effective discount rate	20.3%	17.1%	13.2%	11.6%
Probability of forced redemption	20%	20%	20%	20%

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

•                  The risk-free interest rate is based on the U.S. Treasury Yield curve in effect as on the valuation date for the expected term;

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

12.                               Commitments

Lease Commitments

In June 2011, the Company entered in to a three year facility lease for office space at a new location in Milford, Massachusetts, beginning August 2011.  In addition to the minimum lease payments, the new lease agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

Under the new lease, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2012	29
2013	41
2014	30
Total	$100

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

13.                               Subsequent Event

The Company has evaluated all events or transactions through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

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

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the EU in Italy in April 2008. We are now marketing RenalGuard in Europe and several additional countries around the world. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain FDA pre-market approval in order to market and sell RenalGuard. We began this U.S. pivotal study in late 2011.

Our distributor of RenalGuard in Italy, Artech, accounted for 46% of our total revenues and 56% of our RenalGuard revenues in the year ended December 31, 2011. No sales were made to Artech during the three months ended March 31, 2012 or March 31, 2011.

With the sale of our TMR business to Novadaq in February 2011, as discussed in Note 10 to these Unaudited Condensed Consolidated Financial Statements, our ability to increase revenues depends solely upon higher sales of our RenalGuard products into international markets. This dependency on international RenalGuard revenue growth will continue until such time, if ever, that we may obtain FDA pre-market approval and are permitted to begin selling RenalGuard in the U.S.

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

Results of Operations

Results for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Increase (decrease)
	2012	2011	over 2011
	$	$	$	%
	(dollars in thousands)

Total Revenues	20	57	(37)	(65)
Total Cost of revenues	13	140	(127)	(91)
Gross profit (loss)	7	(83)	90	(108)
Selling, general & administrative expenses	661	593	68	11
Research & development expenses	515	73	442	608
Total operating expenses	1,176	666	510	77
Gain on the sale of assets	—	—	—	—
Loss from continuing operations	(1,169)	(749)	420	(56)
Interest expense	(116)	(46)	(70)	152
Interest income	—	—	—	—
Foreign currency transaction gains (losses)	13	—	(13)	100
Financing costs associated with convertible notes	—	(530)	(530)	100
Change in fair value of warrant liabilities	(2,400)	(1,476)	924	63
Change in fair value of convertible notes	(3,107)	(2,218)	889	40
Total other expense	(5,610)	(4,270)	1,870	50
Net loss from continuing operations before income taxes	(6,779)	(5,019)	(1,760)	35
Benefit for income taxes from continuing operations	—	492	492	100
Net loss from continuing operations, net of income taxes	—	(4,527)	(4,527)	100
Income from discontinued operations, net of income taxes	—	53	53	100
Gain on sale of discontinued operations, net of provision for income taxes of $492	—	687	1,179	100
Net income from discontinued operations, net of income taxes	—	740	1,232	100
Net Loss	(6,779)	(3,787)	(2,992)	79

Revenues

RenalGuard revenues decreased $37,000, or 65% in the three months ended March 31, 2012, as compared to the three months ended March 31 2011.  RenalGuard Console sales decreased $36,000 in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to a lower volume of RenalGuard consoles sold to international distributors.  RenalGuard single use set revenues remained constant in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Gross Profit (Loss)

Gross profit was $7,000 in the three months ended March 31, 2012, as compared with a gross loss of $83,000 in the three months ended March 31, 2011.  Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred in the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 11% in the three months ended March 31, 2102 as compared to the three months ended March 31, 2011. The increase in the three month comparative period is a result of higher stock based compensation expense related to shares issued to our investor relations consultants.

Research and Development Expenses

Research and development expenditures increased 608% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to costs for the RenalGuard U.S. clinical trial, which began enrolling patients in January 2012.

As we continue our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase for the remainder of 2012, compared to the same periods in 2011.

Other Income (Expense)

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 11 of the Unaudited Condensed Consolidated Financial Statements. As a result of this transaction, interest expense on the Convertible Notes of $116,000 in the three months ended March 31, 2012 and $46,000 in the three months ended March 31, 2011 was recorded.  In addition, financing costs associated with convertible note of $530,000 were recorded in the three months ended March 31, 2011.

The Company recorded other expense of $2,400,000 in the three months ended March 31, 2012 as compared to $1,476,000 in the three months ended March 31, 2011 as a result of a fair value adjustment related to the Warrant Liabilities. The Company recorded other income of $3,107,000 in the three months ended March 31, 2012 as compared to $2,218,000 in the three months ended March 31, 2011 as a result of a fair value adjustment related to the Convertible Notes.

Discontinued Operations

In February 2011, we sold the TMR business to Novadaq as disclosed in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing date totaling $614,000.  The total carrying value of the assets sold as of the transaction date was $385,000.  In addition, the Company incurred transactions costs of $50,000.  The Company recorded a gain on sale of discontinued operations before income taxes of $1,179,000 during the three months ended March 31, 2011.

Net Loss

In the three months ended March 31, 2012, our net loss increased $2,992,000 compared to the net loss reported for the three months ended March 31, 2011, due to the increase in the valuation of our Warrant Liabilities and Convertible Notes as well as increased research and development costs related to our ongoing RenalGuard U.S. clinical trial.

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

Cash and cash equivalents totaled $1,601,000 as of March 31 2012, a decrease of $984,000 from $2,585,000 recorded as of December 31, 2011. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the second quarter of 2012.  Based on current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the first half of 2012.  Under the terms of the Securities Purchase Agreement, we had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time. The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without our achieving such milestones. The second $1 million tranche is due to us upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

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

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to take certain actions including, but not limited to, cutting back our operations, selling some or all of our assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of our operations.”

Cash flows used in operating activities in the three months ended March 31, 2012 were $949,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes.  The effect of exchange rate changes was a $35,000 decrease in cash.

Recent Accounting Pronouncements

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net earnings and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting these amendments had no effect on the financial statements. For a description of how we estimate fair value and our process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, see Note 2 in our 2011 consolidated financial statements.

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

•                  Our RenalGuard System has only had limited testing in a clinical setting in the U.S. and we may need to modify it substantially in the future for it to be commercially acceptable in the broader market;

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

•                  trading volume of our common stock; and

•                  other events or factors that may directly or indirectly affect the value or perceived value of our business and/or prospects, including the risk factors identified in our SEC filings.

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

•                  U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because it may be considered a “penny stock,” and thus be subject to the penny stock rules; and

•                  Our ability to recruit and retain management and other qualified personnel is crucial to our ability to develop, market, sell and support our products.

Off-Balance Sheet Arrangements

None.

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide this information because we are a smaller reporting company.

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: May 15, 2012	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.