Form 10-Q
period 2012-06-30
PLC SYSTEMS INC
filed 2012-08-14
CIK 879682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, no par value	31,392,760

PLC SYSTEMS INC.

Part I.                        Financial Information

Item 1.                     Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$997	$2,585
Accounts receivable, net of allowance of $2 and $2 at June 30, 2012 and December 31, 2011, respectively	352	453
Inventories	200	238
Prepaid expenses and other current assets	193	233
Total current assets	1,742	3,509
Equipment, furniture and leasehold improvements, net	90	36
Other assets	4	4
Total assets	$1,836	$3,549
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$417	$149
Accrued compensation	50	63
Accrued other	223	221
Deferred revenue	256	277
Total current liabilities	946	710
Convertible notes	8,920	5,327
Warrant liabilities	4,000	1,600
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 31,184 shares issued and outstanding as of June 30, 2012 and 30,351 shares issued and outstanding as of December 31, 2011	93,893	93,893
Additional paid in capital	1,295	996
Accumulated deficit	(106,949)	(98,727)
Accumulated other comprehensive loss	(269)	(250)
Total stockholders’ deficit	(12,030)	(4,088)
Total liabilities and stockholders’ deficit	$1,836	$3,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$363	$398	$383	$455
Cost of revenues	211	198	224	338
Gross profit	152	200	159	117
Operating expenses:
Selling, general and administrative	564	667	1,225	1,260
Research and development	554	373	1,069	446
Total operating expenses	1,118	1,040	2,294	1,706
Gain on the sale of assets	—	(40)	—	(40)
Loss from continuing operations	(966)	(800)	(2,135)	(1,549)
Other income (expense):
Interest expense	(116)	(115)	(232)	(161)
Foreign currency transaction losses	(28)	—	(14)	—
Financing costs associated with convertible notes	—	—	—	(530)
Change in fair value of warrant liabilities	—	372	(2,400)	(1,104)
Change in fair value of convertible notes	(354)	2	(3,461)	(2,216)
Other income	20	—	20	—
Total other income (expense)	(478)	259	(6,087)	(4,011)
Net loss from continuing operations before income taxes	(1,444)	(541)	(8,222)	(5,560)
Benefit for income taxes from continuing operations	—	—	—	492
Net loss from continuing operations, net of income taxes	(1,444)	(541)	(8,222)	(5,068)
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	53
Gain on sale of discontinued operations, net of provision for income taxes of $492	—	—	—	687
Net income from discontinued operations, net of income taxes	—	—	—	740
Net loss	$(1,444)	$(541)	$(8,222)	$(4,328)

Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.05)	$(0.02)	$(0.27)	$(0.17)
From income on discontinued operations	—	—	—	0.00
From gain on sale of discontinued operations	—	—	—	0.02
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.05)	$(0.02)	$(0.27)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	30,983	30,351	30,668	30,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,444)	$(541)	$(8,222)	$(4,328)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	2	(19)	17
Other comprehensive (loss) income	—	2	(19)	17
Comprehensive loss	$(1,444)	$(539)	$(8,241)	$(4,311)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,222)	$(4,328)
Income from discontinued operations	—	(53)
Gain on sale of discontinued operations, net of taxes	—	(687)
Depreciation and amortization	20	4
Stock-based compensation expense	299	93
Change in fair value of warrant liabilities	2,400	1,104
Change in fair value of convertible notes	3,461	2,216
Financing costs associated with convertible notes	—	530
Non-cash interest expense	132	91
Deferred income taxes	—	(492)
Change in assets and liabilities:
Accounts receivable	138	(166)
Inventory	38	156
Prepaid expenses and other assets	44	(151)
Accounts payable	268	(295)
Deferred revenue	(29)	(98)
Accrued liabilities	(13)	(46)
Net cash flows used in operating activities	(1,464)	(2,122)
Cash flows used for investing activities:
Purchase of property and equipment	(74)	—
Net cash used for investing activities	(74)	—
Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	—	3,605
Net cash provided by financing activities	—	3,605
Discontinued operations:
Net cash provided by operating activities	—	210
Net cash provided by investing activities	—	1,000
Net cash provided by discontinued operations	—	1,210
Effect of exchange rate changes on cash and cash equivalents	(50)	42
Net (decrease) increase in cash and cash equivalents	(1,588)	2,735
Cash and cash equivalents at beginning of period	2,585	1,324
Cash and cash equivalents at end of period	$997	$4,059
Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$72
Supplemental disclosure of noncash investing and financing activities:
Warrant liabilities	$—	$792
Convertible notes	$—	$3,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

1.                                      Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets.  Over the past four years, the Company has begun commercialization outside the United States (the “U.S.”) of its newest product, RenalGuard®, which currently represents the Company’s key strategic growth initiative and primary business focus.  The RenalGuard System consists of a proprietary console and accompanying single-use sets and is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. The Company conducts business operations as one operating segment.

For the six months ended June 30, 2012, the Company incurred a loss from continuing operations of approximately $8,222,000, and used cash in operations of $1,464,000.  At June 30, 2012, the Company had an accumulated deficit of $106,949,000.  Management expects that quarterly losses and negative cash flows will continue during 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2012, management is currently investigating ways to raise additional capital that can be completed in the next few months. Subsequent to December 31, 2011, the Company reported that it had engaged a financial advisor to assist the Company in this effort. The Company was able to raise an additional $1,000,000 in capital on July 2, 2012, through the completion of additional financing by the closing on the second tranche of convertible notes with GCP IV LLC (the “Investors” or “Holders”) and is discussed in greater detail in Footnote 13.  The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

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

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a result of its sale in the first quarter of 2011, the operating results of the Company’s TMR business, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying condensed consolidated financial statements (see Note 9).

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2012 and December 31, 2011, inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$162	$157
Finished goods	38	81
	$200	$238

4.                                      Stock-Based Compensation

Stock Option Plans and Restricted Share Issuance

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

During the three months ended June 30, 2012, the Company granted options to employees to purchase 355,000 shares of the Company’s common stock, which vest ratably over a three year period and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors that vest quarterly over one year.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting.  Management determined that as of June 30, 2012, it was probable that the performance conditions associated with the performance-based vesting were to be met in July 2012 with the closing of the second tranche convertible notes. Therefore, the related expense was recorded in the six months ending June 30, 2012.

On March 30, 2012 and June 30, 2012, the Company issued an aggregate of 625,000 and 208,334 shares, respectively, of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  These shares vested immediately but are restricted from being sold for a period of six months from the date of issuance.  The issuance of these shares resulted in $40,000 and $246,000 of compensation expense in the three and six months ended June 30, 2012.

As of June 30, 2012, there were 674,156 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,602	$0.21
Granted	468	0.17
Exercised	—	—
Expired	(3)	0.55
Forfeited	(475)	0.24
Outstanding, June 30, 2012	5,592	0.21	3.62	96,975
Exercisable, June 30, 2012	4,404	0.21	2.60	64,833

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $32,000 and $53,000 in the three and six months ended June 30, 2012, respectively, as compared to $63,000 and $93,000 in the three and six months ended June 30, 2011, respectively.  The Company also recorded compensation expense of $40,000 and $246,000 related to the issuance of restricted common shares during the three and six months ended June 30, 2012, respectively.  As of June 30, 2012, the Company had $88,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.83 years.

The weighted average fair value of options issued, as estimated using the Black-Scholes model, was $0.16 and $0.08 during the three months ended June 30, 2012 and 2011, respectively.  The assumptions used were as follows:

Grants Issued in:
	2012	2011
Expected life (years)	5.00-6.00	1.00–6.00
Risk free rate	0.19-0.69%	2.20–2.65%
Volatility	204.1-216.2%	116.7–121.6%
Expected dividend yield	None	None
Value of options granted	$0.12-0.17	$0.12–0.13

The expected life was calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at June 30, 2012 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three and six months ended June 30, 2012 or 2011.  At June 30, 2012, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met.  During the second quarter of 2012 and fourth quarter of 2011, the Company deferred $48,000 and $277,000, respectively of revenues related to shipments to its distributor in Italy, Artech, because not all revenue recognition criteria were met.  During the three and six months ended June 30, 2012, the Company recognized $61,000 in revenue of previously deferred revenue upon the receipt of cash.

6.                                      Loss per Share

In the three and six months ended June 30, 2012 and 2011, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, investor warrants or convertible notes, since their inclusion would be anti-dilutive.

For the three and six months ended June 30, 2012, 45,689,000 and 45,602,000 shares attributable to outstanding warrants, convertible notes and stock options, and for the three and six months ended June 30, 2011, 45,702,000 shares attributable to outstanding warrants, convertible notes and stock options were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive.

7.                                      Total Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2012 was $1,444,000 and $8,241,000 as compared to $539,000 and $4,311,000 in the three and six months ended June 30, 2011, respectively.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at June 30, 2012 or December 31, 2011.

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

Revenues and net income attributable to discontinued operations for the six months ended June 30, 2011 are as follows:

Six months ended June 30 (In thousands)
2011
Revenues:
Product sales	$455
Service fees	68
Total	523
Income from discontinued operations	$53

11.                               Convertible Notes and Warrant Liabilities

Features of the Convertible Notes and Investor Warrants

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “Convertible Notes”) and warrants to purchase up to 40,000,000 shares of common stock, which expire February 22, 2016 (the “Investor Warrants”).  Under the terms of the Purchase Agreement, the Company had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without the Company achieving such milestones; however, as discussed below, the Investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1 million tranche and completed such financing on July 2, 2012 (see Footnote 13 for additional disclosure on this financing).  The second $1 million tranche is due to the Company upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

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

At any time after February 2012, and upon entering into a change of control transaction or Fundamental Transaction, as defined in the Debenture Agreement, the Company may deliver a notice to the Holders of its irrevocable election to redeem all of the then outstanding principal of the Convertible Notes for cash in an amount equal to the sum of (a) the greater of (i) the outstanding amount of the Convertible Notes divided by the Conversion Price on the date of the mandatory default amount, as defined in the Purchase Agreement, is either (A) demanded or

(B) paid in full, whichever has a lower conversion price, multiplied by the Volume Weighted Average Price (“VWAP”) of the date of the mandatory default amount is either (x) demanded or otherwise due or (y) paid in full, whichever has higher VWAP, plus all accrued and unpaid interest, or (ii) 130% of the outstanding principal amount of the Notes, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due under the various agreements covering issuance of the Convertible Notes. Such amount would include the liquidated damages due under the default provision of the Purchase Agreement.  As of June 30, 2012, the Company has not elected to deliver such notice.

The Company is required to repay, in cash, any outstanding principal amount of the Convertible Notes on February 22, 2014 and is not permitted, except upon entering into a change of control transaction or fundamental transaction as noted above, to prepay any portion of the principal amount without prior written consent of the Holders.

Investor Warrants

On February 22, 2011, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding for the six months ending June 30, 2012:

	Warrants	Exercise Price
Beginning balance	40,000,000	$0.15
Add: Adjustments (pursuant to warrants agreement)	—	n/a
Less: Exercised (prior to 3/31/2011)	—	n/a
Ending balance	40,000,000	$0.15

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

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2012:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$8,920,000	$—	$—	$8,920,000
Warrant liabilities	$4,000,000	$—	$—	$4,000,000

Total Liabilities	$12,920,000	$—	$—	$12,920,000

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

Upon issuance, the Investor Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants are recorded as a liability at fair value as of June 30, 2012 with changes in fair value recorded in the consolidated statement of operations.

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

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3,680,000 million. As of June 30, 2012, the Convertible Notes have been marked to fair value resulting in a derivative liability of $8,920,000 million. The net charge to other income (expense) was a loss of $354,000 and $3,461,000 in the three and six months ended June 30, 2012, respectively. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $66,000 and $132,000 for the three and six months ended June 30, 2012, respectively which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of June 30, 2012, the Investor Warrants have been marked to fair value resulting in a derivative liability of $4,000,000. The charge to other income (expense) for the three and six months ended June 30, 2012 was expense of $0 and $2,400,000, respectively.

A summary of changes in the Convertible Notes and Investor Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$585,000
February 22, 2011	$3,677,000	$908,000	$4,585,000
Amortization of debt discount	$91,000	$—	$91,000
Fair value adjustment	$1,747,000	$988,000	$2,735,000
Balance June 30, 2011	$5,515,000	$1,896,000	$7,411,000
Balance December 31, 2011	$5,327,000	$1,600,000	$6,927,000
Amortization of debt discount	$132,000	$—	$132,000
Fair value adjustment	$3,461,000	$2,400,000	$5,861,000
Balance June 30, 2012	$8,920,000	$4,000,000	$12,920,000

The Company records the fair value of Convertible Notes and Investor Warrants as a long term liability.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 were recorded in other income (expense) in the six months ending June 30, 2011, $135,000 of which were recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction.

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

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011, June 30, 2011, December 31, 2011 and June 30, 2012. This model is widely used in estimating value of European options dependent upon a non dividend-paying stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	June 30, 2011	December 31, 2011	June 30, 2012
Stock Price	$0.0755	$0.12	$0.1075	$0.20
Exercise Price	$0.15	$0.15	$0.15	$0.15
Expected Life (in years)	5.00	4.65	4.15	3.65
Stock Volatility	90%	95%	95%	105%
Risk-Free Rate	2.16%	1.59%	0.63%	0.51%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	30,351,092	30,976,092

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

Input	February 22, 2011	June 30, 2011	December 31, 2011	June 30, 2012
Stock Price	$0.0755	$0.1200	$0.1075	$0.20
Exercise Price	$0.10	$0.10	$0.10	$0.10
Expected remaining term (in years)	3.00	2.65	2.15	1.65
Stock Volatility	95%	100%	100%	110%
Risk-Free Rate	1.22%	0.68%	0.27%	0.29%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	30,351,092	30,976,092
Effective discount rate	20.3%	16.6%	13.2%	8.3%
Probability of forced redemption	20%	20%	20%	20%

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

Under the new lease, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2012	19
2013	41
2014	30
Total	$90

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

13.                               Subsequent Event

Features of the 2012 Tranche 2 Amendment

On July 2, 2012, the Company entered into an Amendment and Waiver to Securities Purchase Agreement (the “Amendment and Waiver”) to amend our Securities Purchase Agreement with the Investors.  Under the Amendment and Waiver agreement the Company has agreed to issue and sell in a private placement to the Investors an aggregate principle amount of $1,000,000 (the “Second Tranche”) of 5% Senior Secured Convertible Debentures of the Company (the “Second Convertible Notes”), warrants to purchase up to 10,000,000 shares of common stock at an initial exercise price of $0.15 per share (the “$0.15 Warrants”) and warrants to purchase up to 10,000,000 shares of common stock at an initial exercise price of $0.25 per share (the “$0.25 Warrants” and together with the $0.15 Warrants, the “2012 Warrants”).

The Second Tranche Convertible Notes

The Second Tranche Convertible Notes require payment of interest at the rate of 5% per annum, payable quarterly and mature on July 2, 2015.  The Second Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Second Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.10 per share (the “Conversion Price”).

The Convertible Notes include an adjustment close providing that if the Company issues additional shares of common stock prior to the repayment of the Second Tranche at a price per share less than the effective conversion price of the Second Tranche Convertible Notes, the conversion price will, subject to certain exceptions, be reduced to an amount equal to the price per share paid or payable for the common stock of the Company in such subsequent issuance or deemed subsequent issuance.  The Conversion price is subject to adjustments in the event of (a) stock splits, stock dividends, combinations, dividends, rights offerings and mergers of sales of assets or similar events and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

The Second Tranche Convertible Notes and the Purchase Agreement covering both are secured by a security interest in all assets of the Company and its subsidiaries and all such obligations are guaranteed jointly and severally by the Company’s Subsidiaries. The Second Tranche Convertible Notes also contain non-financial covenants which limit the Company and its subsidiaries from incurring subsequent indebtedness, incur liens, amend organizational documents, repurchasing or repaying other debt, paying cash dividends and entering into affiliate transactions.

The Second Tranche Convertible Notes may be redeemed at the option of the Company only in connection with a change of control or other fundamental transaction of the Company and subject to the satisfaction of other conditions including, without limitation, that the shares issuable upon conversion of the debentures are freely tradable and that there is no event of default.  The terms of the 2012 Convertible Notes are identical to those of the Convertible Notes, except that the 2012 Convertible Notes mature on July 2, 2015.

The 2012 Warrants

On July 2, 2012, the Company issued warrants for the purchase of up to 20,000,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 10,000,000 shares of common stock at an initial purchase price of $0.15 per share and the remaining 10,000,000 shares of common stock at an initial purchase price of $0.25 per share.

The 2012 Warrants are exercisable in cash to purchase shares of the Company’s common stock.  The exercise price may be paid pursuant to a cashless exercise provision if the 2012 Warrants have no effective registration statement registering the shares underlying the warrants by surrendering warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.  The exercise price of the 2012 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, rights offerings, mergers or sales of assets or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the exercise price.

The 2012 Warrants provide that the 2012 Warrants may be purchased at the option of the Company only in connection with a change in control of the Company that is an all-cash transaction.  The purchase price is 30% of the then effective exercise price of the warrants multiplied by the number of common shares for which the 2012 Warrants are then exercisable.  The terms of the 2012 Warrants are identical to those of the Warrants, except that the 2012 Warrants are exercisable for a period of five years from the date of issuance and contain different exercise prices.

Similar to the accounting treatment of the Convertible Notes and Warrants, the Company is required to book a liability to record the fair value of the 2012 Convertible Notes and the 2012 Warrants as of July 2, 2012 (see below for further discussion of accounting treatment).  Upon issuance of the 2012 Convertible Notes and the 2012 Warrants, the Company will allocate the proceeds received to such securities on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the 2012 Convertible Notes to be $417,000.  The 2012 Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $2,100,000, and will continue to be marked to fair value at each reporting period.

Upon issuance of the 2012 Warrants, the Company allocated $583,000 of the initial proceeds to the 2012 Warrants and immediately marked them to fair value resulting in a derivative liability of $2,900,000.  These 2012 Warrants will continue to be marked to fair value at each reporting.

The Company also incurred $85,000 of financing costs associated with this transaction which were expensed as incurred in July 2012.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. Our key strategic growth initiative is our newest marketable product, RenalGuard.

RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when administered to at-risk patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys of certain higher risk patients can lead to contrast induced nephropathy (CIN), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance automatically, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and potential toxic effects in the kidney. RenalGuard may have additional applications in ancillary therapeutic areas, such as chemotherapy, where protecting the kidneys from toxic agents is beneficial, but PLC is primarily focusing on CIN prevention currently.

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

Our distributor of RenalGuard in Italy, Artech, accounted for 46% of our total revenues and 56% of our RenalGuard revenues in the year ended December 31, 2011. Sales made to Artech during the six months ended June 30, 2012 and 2011 were $61,000 and $0, respectively.  Artech’s business infrastructure was heavily damaged due to an earthquake which occurred in Italy during the second quarter of 2012.  This is not expected to have any significant impact to the distribution efforts made by Artech over the remainder of 2012.

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

Results of Operations

Results for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2012	2011	over 2011		2012	2011	over 2011
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Total revenues	363	398	(35)	(9)	383	455	(72)	(16)
Total cost of revenues	211	198	13	7	224	338	(114)	(34)
Gross profit	152	200	(48)	(24)	159	117	42	36
Selling, general & administrative expenses	564	667	(103)	(15)	1,225	1,260	(35)	(3)
Research & development expenses	554	373	181	49	1,069	446	623	140
Total operating expenses	1,118	1,040	78	8	2,294	1,706	588	34
Gain on the sale of assets	—	(40)	40	100	—	(40)	40	100
Loss from continuing operations	(966)	(800)	(166)	21	(2,135)	(1,549)	(588)	(38)
Interest expense	(116)	(115)	1	1	(232)	(161)	(71)	(44)
Foreign currency transaction losses	(28)	—	(28)	(100)	(14)	—	(14)	(100)
Financing costs associated with convertible notes	—	—	—	—	—	(530)	530	100
Change in fair value of warrant liabilities	—	372	(372)	(100)	(2,400)	(1,104)	(1,296)	117
Change in fair value of convertible notes	(354)	2	(356)	(17,800)	(3,461)	(2,216)	(1,245)	(56)
Other expense	20	—	20	100	20	—	20	100
Total other income (expense)	(478)	259	(737)	(285)	(6,087)	(4,011)	(2,076)	(52)
Net loss from continuing operations before income taxes	(1,444)	(541)	(903)	(167)	(8,222)	(5,560)	(2,662)	(48)
Benefit for income taxes from continuing operations	—	—	—	—	—	492	(492)	(100)
Net loss from continuing operations, net of income taxes	(1,444)	(541)	(903)	(167)	(8,222)	(5,068)	(3,154)	(62)
Income from discontinued operations, net of income taxes	—	—	—	—	—	53	(53)	(100)
Gain on sale of discontinued operations, net provision for income taxes of $492	—	—	—	—	—	687	(687)	(100)
Net income from discontinued operations, net of income taxes	—	—	—	—	—	740	(740)	(100)
Net Loss	(1,444)	(541)	(903)	(167)	(8,222)	(4,328)	(3,894)	(90)

Revenues

Revenues decreased $35,000 and $72,000, or 9% and 16%, in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.  RenalGuard Console sales increased $101,000 and $71,000 in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively due to a higher volume of RenalGuard consoles sold to international distributors.  RenalGuard single use set revenues decreased $15,000 and $21,000 in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively.  OEM revenues decreased $120,000 for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.

Gross Profit

Gross profit was $152,000 and $159,000 in the three and six months ended June 30, 2012, as compared with a gross profit of $200,000 and $117,000 in the three and six months ended June 30, 2011, respectively.  Gross margin generated from the low volume of OEM and RenalGuard revenues was not sufficient to offset the fixed manufacturing costs incurred in the three and six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 15% and 3% in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. The decrease in Selling, general and administrative expenditures for the three and six month comparative period is a result of lower compensation-related expenses due to their being fewer individuals working at the organization in 2012 compared to the same period in 2011.

Research and Development Expenses

Research and development expenditures increased 49% and 140% in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively, due to costs for the RenalGuard U.S. clinical trial, which began enrolling patients in January 2012.

As we continue our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase for the remainder of 2012, compared to the same periods in 2011.

Other Income (Expense)

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 11 of the Unaudited Condensed Consolidated Financial Statements. As a result of this transaction, interest expense on the Convertible Notes of $116,000 and $232,000 in the three and six months ended June 30, 2012, respectively and $115,000 and $161,000 in the three and six months ended June 30, 2011, respectively, was recorded.  In addition, financing costs associated with convertible note of $530,000 were recorded in the six months ended June 30, 2011.

The Company recorded other expense of $0 and $2,400,000 in the three and six months ended June 30, 2012 as compared to $372,000 and $1,104,000 in the three and six months ended June 30, 2011, respectively as a result of a fair value adjustment related to the Warrant Liabilities. The Company recorded other expense of $354,000 and $3,461,000 in the three and six months ended June 30, 2012 as compared to other income of $2,000 and other expense of $2,216,000 in the three and six months ended June 30, 2011, respectively, as a result of a fair value adjustment related to the Convertible Notes.

Discontinued Operations

In February 2011, we sold the TMR business to Novadaq as disclosed in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

Novadaq acquired substantially all of the Company’s assets that were used in the TMR business including all manufacturing rights, substantially all product inventories, and all equipment, intellectual property, regulatory approvals, clinical data and documentation related to TMR, for a purchase price of $1 million in cash and the assumption of all the Company’s obligations under service contracts as of the closing date totaling $614,000.  The total carrying value of the assets sold as of the transaction date was $385,000.  In addition, the Company incurred transaction costs of $50,000.  The Company recorded a gain on sale of discontinued operations before income taxes of $1,179,000 during the six months ended June 30, 2011.

Net Loss

In the three and six months ended June 30, 2012, our net loss increased $903,000 and $3,894,000, respectively, compared to the net loss reported for the three and six months ended June 30, 2011, due to the increase in the valuation of our Warrant Liabilities and Convertible Notes as well as increased research and development costs related to our ongoing RenalGuard U.S. clinical trial.

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

Cash and cash equivalents totaled $997,000 as of June 30, 2012, a decrease of $1,588,000 from $2,585,000 recorded as of December 31, 2011. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the first quarter of 2013.  Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the second half of 2012.  Under the terms of the Securities Purchase Agreement, we had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time. The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without our achieving such milestones; however, as discussed above, the Investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1 million and invested such funds in July 2012. The second $1 million tranche is available to us upon achievement of the applicable operational milestones at any time prior to February 22, 2014.

On July 2, 2012 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $1,000,000 of 5% Senior Secured Convertible Debentures maturing on July 2, 2015, (ii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.15 per share and (iii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.25 per share.  See Note 13 to our consolidated financial statements for additional disclosure surrounding this amendment.

Our plan is to seek additional capital through the sale of equity and/or debt securities to fund operations. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to our existing stockholders. The Holders of the Convertible Notes have a right to participate in up to 50% of any subsequent financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the company by our stockholders would be diluted. In addition, any debt securities would have rights, preferences and privileges senior to our common stock and we may sell equity or other convertible debt financing securities that would have rights, preferences and privileges senior to our common stock.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to take certain actions including, but not limited to, cutting back our operations, selling some or all of our assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of our operations.

Cash flows used in operating activities in the six months ended June 30, 2012 were $1,464,000 due to our net loss and unfavorable working capital changes, partially offset by non cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes.  The effect of exchange rate changes was a $50,000 decrease in cash.

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

•      We received a ‘going concern’ opinion in our consolidated financial statements indicating that our cash balance as of December 31, 2011, combined with recurring net losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next 12 months. As noted above, we are investigating ways to raise additional capital to continue our operations.

•      Our quarterly operating results have varied in the past and are expected to continue to vary significantly in the future, causing volatility in our stock price;

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

•      We commenced our U.S. pivotal clinical trial in late 2011 to study RenalGuard, which is necessary to obtain FDA pre-market approval to market RenalGuard in the U.S. This study will take us a significant amount of time and money to complete and will require us to raise additional capital. We can provide no assurance that we will be able to complete this study or, if we are able to complete it, that RenalGuard will be shown to be safe or effective in preventing CIN, or that the degree of any positive safety and efficacy results will be sufficient to either obtain FDA approval or otherwise successfully market our product. Furthermore, the completion of a U.S. pivotal clinical trial is dependent upon many factors, some of which are not entirely within our control, including, but not limited to, our ability to successfully recruit investigators, the availability of patients meeting the inclusion criteria of our clinical study, the competition for these particular study patients amongst other clinical trials being conducted by other companies at these same study sites, the ability of the sites participating in our study to successfully enroll patients in our trial, and proper data gathering on the part of the investigating sites. Should a U.S. pivotal clinical trial take longer than we expect, our competitive position relative to existing preventative measures, or relative to new devices, drugs or therapies that may be developed, could be seriously harmed and our ability to successfully fund the completion of the trial and bring RenalGuard to market may be adversely affected;

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

•      U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because it may be considered a “penny stock” and thus be subject to the penny stock rules; and

•      Our ability to recruit and retain management and other qualified personnel is crucial to our ability to develop, market, sell and support our products.

Off-Balance Sheet Arrangements

None.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide this information because we are a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1A.      Risk Factors

Pursuant to the instructions to Item 1A. of Form 10-Q, we are not required to provide this information because we are a smaller reporting company.

Item 5.           Other Matters

On May 30, 2012, the Company held its 2012 Annual Meeting of Shareholders (the “Shareholders Meeting”).  At the Shareholders Meeting, the following matters were approved by the vote specified below:

1.     Benjamin L. Holmes and Edward H. Pendergast were elected as Class II directors and will hold office until the annual meeting of shareholders in 2015 or until their successors are duly elected and qualified.  Mr. Holmes received 11,206,934 shares of common stock voting in favor of his election and 297,742 shares of common stock were withheld.  Mr. Pendergast received 11,183,252 shares of common stock voting in favor of his election and 321,424 shares of common stock were withheld.  The terms of Kevin J. Dunn, Brent Norton and Mark R. Tauscher continued after the Shareholders Meeting.

2.     The selection of McGladrey & Pullen, LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2012 and the authorization of the Audit Committee of the Board of Directors to fix the remuneration to be paid to the auditors were approved.  The votes were cast as follows: 27,321,605 shares of common stock were voted for the approval, 140,085 shares of common stock were voted against the approval and 97,483 shares of common stock abstained from the vote.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: August 14, 2012	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Income and (v) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.