Form 10-K/A
period 2011-12-31
PLC SYSTEMS INC
filed 2012-11-15
CIK 879682

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 1-11388

PLC Systems Inc.

(Name of small business issuer in its charter)

Yukon Territory, Canada	04-3153858
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

459 Fortune Boulevard Milford, Massachusetts	01757
(Address of principal executive offices)	Zip Code

(508) 541-8800

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	OTC BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,881,127.

At November 14, 2012, the issuer had outstanding 31,809,428 shares of Common Stock, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”) is to correct a typographical mistake in Item 8 in the Report of Independent Registered Public Accounting Firm (the “Report”).  The date of such Report, found on Page F-2, should read “March 30, 2012” rather than “March 30, 2011.”  Other than such correction, there are no other changes in Item 8 as previously filed on Form 10-K.  All financial statements and other information required to be filed hereunder are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by reference.

EXHIBIT INDEX

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements. The following documents are filed hereto and are included as part of this annual report on Form 10-K/A.

2

All schedules for which provision is made in the applicable accounting regulation of the SEC that are not required under the related instructions or are inapplicable have been omitted.

(b) Exhibits.

The exhibits filed as part of this annual report on Form 10-K/A are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

(c)  Financial Statement Schedules.

See Item 15(a) above.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K/A.

Exhibit Number	Description

23.1*	Consent of McGladrey LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLC SYSTEMS INC.

Date:	November 15, 2012	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/	Mark R. Tauscher	President, Chief Executive Officer and Director	November 15, 2012
	Mark R. Tauscher	(Principal Executive Officer)

/s/	Gregory W. Mann	Chief Financial Officer	November 15, 2012
	Gregory W. Mann	(Principal Financial and Principal Accounting Officer)

/s/	Edward H. Pendergast	Chairman of the Board	November 15, 2012
Edward H. Pendergast

/s/	Kevin J. Dunn	Director	November 15, 2012
Kevin J. Dunn

/s/	Benjamin L. Holmes	Director	November 15, 2012
Benjamin L. Holmes

/s/	Brent Norton, M.D.	Director	November 15, 2012
Brent Norton, M.D.

4

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

March 30, 2012

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