Form 10-K
period 2012-12-31
PLC SYSTEMS INC
filed 2013-03-29
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2012, was $5,881,127.  As of March 15, 2013, 54,722,410 shares of common stock, no par value per share, were outstanding and an additional 7,000,000 shares had been paid for and reserved for issuance but not yet issued.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2013 Annual Meeting  of Shareholders, are incorporated by reference in Part III of this annual report on Form 10-K.

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

PART I

Item 1.       Business

Overview

We are a medical device company specializing in innovative technologies for the cardiac and vascular markets. Our key strategic growth initiative is our newest product, RenalGuard®.

RenalGuard is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to high-risk patients during certain medical imaging procedures. It is believed that allowing contrast media to dwell in the kidneys of certain higher risk patients can lead to contrast-induced nephropathy (“CIN”), a potentially deadly form of acute kidney injury. By inducing and maintaining a high urine flow rate before, during and after these medical imaging procedures, we believe the incidence rates of CIN in at-risk patients can be reduced. RenalGuard facilitates this increased urine clearance automatically, enabling the body to more rapidly void the contrast media, thereby reducing its overall resident time and toxic effects in the kidney.

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

We obtained a CE Mark for RenalGuard in December 2007 and began our initial commercialization efforts in the European Union (“EU”) in Italy in April 2008. Since then, we have expanded our sales efforts for RenalGuard to other countries in the EU and additional countries around the world where we have received the necessary approvals to do so. In the U.S. we must first successfully complete a pivotal clinical study assessing the safety and effectiveness of RenalGuard in reducing the rates of CIN in at-risk patients and obtain United States of America (“U.S.”) Food and Drug Administration (“FDA”) pre-market approval in order to market RenalGuard. The first patient was enrolled in the U.S. pivotal study in January 2012.

Prior to February 1, 2011, in addition to advancing our RenalGuard program, we also were engaged in the manufacture and marketing of the CO2 Heart Laser System that cardiac surgeons use to perform carbon dioxide (CO2) transmyocardial revascularization, or TMR, to alleviate symptoms of severe angina. On February 1, 2011, we completed an asset sale transaction and sold our TMR business to Novadaq Corp. (“Novadaq”), a subsidiary of Novadaq Technologies Inc. [TSX: NDQ]. Novadaq acted as our exclusive distributor in the United States for our TMR business since being appointed to that role in March 2007.

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

RenalGuard Program

Our near term focus for our RenalGuard program is to (1) establish a broader distribution network in the  EU and countries outside the EU where we have the approval to market RenalGuard, (2) assist our distributors in their ongoing efforts to sell RenalGuard and increase adoption and use of our technology, (3) continue to move our US clinical trial forward by qualifying and signing up more sites and continuing to drive enrollment, (4) leverage the positive data from the two Italian studies that have been published to drive additional RenalGuard sales, and (5) while we have recently raised equity capital in February 2013,  we will continue to focus on raising additional capital needed for late 2013 and beyond.

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

With the funds obtained from the sale of our TMR business and the $4 million institutional financing we secured in February 2011, we reestablished our effort to start our US clinical study.

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

Our U.S. trial, the CIN-RG trial is a pivotal study under the supervision of principal investigators at Northwestern University Medical School, University of Vermont College of Medicine and Mount Sinai School of Medicine. It is designed as an adaptive, randomized controlled trial at up to 30 sites in the U.S. Enrollment in the trial will include at least 326 patients and potentially up to 652 patients, depending upon the outcome of a sample size re-estimation after 163 patients. The sample size re-estimation, often used in adaptive trials, enables investigators to ensure that the trial is sufficiently powered so that the final results are statistically meaningful. The first patient was enrolled in the CIN-RG trial at Mount Sinai Hospital in New York in January 2012. On the trial’s listing on ClinicalTrials.gov (http://www.clinicaltrials.gov/ct2/show/NCT01456013), we currently list 13 sites that are enrolling patients.

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

We hope that the scientific data from these published papers regarding MYTHOS and REMEDIAL II, will both increase the adoption rate of our RenalGuard technology and enable us to continue to raise the additional capital we will need to advance our RenalGuard program in the future.

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

We believe CIN is a major and growing problem due to the increasing number of older patients, diabetics and patients with pre-existing renal impairment requiring interventional procedures that use radiographic contrast media. CIN is the third most common cause of in-hospital acute renal failure. It is associated with increased in-hospital mortality rates, and increases in long-term mortality, major in-hospital adverse cardiac events, and risk of renal dialysis therapy.  Any of these can result in prolonged hospital stays and increased medical costs.  We believe that approximately 10% to 20% of all patients undergoing image-guided cardiology and radiology procedures are at risk of developing CIN. The one year mortality rate for patients who develop CIN may be as high as 38%.

Potential Market Size

Based upon a market research study that was performed for us as well as other sources, we estimate that there are approximately 4 million diagnostic and interventional cardiology and radiology imaging procedures requiring the use of contrast agents that are performed annually in the U.S. alone, and an estimated 7 million worldwide.  Patients with other significant risk factors besides renal insufficiency, such as congestive heart failure, anemia, peripheral vascular disease, diabetes and being over the age of 75, are also at risk for developing CIN.  This population continues to grow. Specifically, the Heart Disease and Stroke Statistics — 2013 Update, or 2013 HSSU, which was published by the American Heart Association, estimates that there were 171 million individuals with diabetes worldwide in 2000 and that number is projected to rise to 366 million by 2030.  It is estimated that more than 26 million people in the U.S. have chronic kidney disease (CKD) and another 20 million are at increased risk for CKD.

At-risk patients with renal insufficiency are easily identified with a routine blood analysis involving the level of a waste product in the blood called serum creatinine and an industry-standard calculation called a estimated glomerular filtration rate (eGFR).  eGFR can be calculated using serum creatinine concentration and some or all of the following variables: sex, age, weight and race, as suggested by the National Kidney Foundation.  A decrease in creatinine clearance is generally accepted as a good indicator of kidney disease.  CIN is usually defined as an increase in serum creatinine of 25% over baseline within four days of a procedure where contrast is administered.

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

Evidence-based Therapy

The effectiveness of RenalGuard Therapy has now been demonstrated in two randomized, open-label controlled clinical trials.  Both of these studies reported that inducing very high urine outputs with precise matching of intravascular volume significantly reduced the incidence of CIN in at-risk patients.

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

Sodium bicarbonate

Sodium bicarbonate is a pre-mixed pharmaceutical solution that is given intravenously on the same day as the procedure, prior to the start.  A small number of published studies that have evaluated utilizing sodium bicarbonate as a preventive measure.  Meta-analysis of these studies and larger studies of the therapy have failed to demonstrate a clear benefit to sodium bicarbonate.  We believe that the lack of solid clinical evidence for this therapy has led to the a tapering off of the use of sodium bicarbonate at many hospitals.

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

CINCOR System

Osprey Medical Systems has announced that it has received CE Mark for its CINCOR system and is seeking to begin their Pivotal US Trial in 2013.  CINCOR is a catheter based system that is designed to be placed in the coronary sinus. The system attempts to reduce the incidence of CIN by removing a fraction of the contrast from the patient’s blood as it flows through the coronary sinus. Osprey’s public statements list the CINCOR price as between $1500-$2000. We believe market challenges for this approach may include concerns regarding complications of placing a catheter in the coronary sinus, lack of clear supporting clinical data, and the significant cost of the system.  Additionally, published reports to date only indicate that CINCOR removes on average 32% of the contrast injected, which still allows a significant volume of potentially dangerous contrast to pass to the patient’s kidney.  While RenalGuard can be used in any procedure where iodinated contrast is used, CINCOR only works for coronary interventions, so the technology cannot be used in patients undergoing peripheral catheterizations, transcatheter aortic-valve implantation (TAVI), or contrast enhanced CT, all of which represent significant markets for RenalGuard.

Products and Customers

RenalGuard sales accounted for approximately 100% and 82% of our revenues for the years ended December 31, 2012 and 2011, respectively.

Our distributor of RenalGuard in Italy, Artech, accounted for 35% and 46% of our total revenues in the years ended December 31, 2012 and 2011, respectively and 35% and 56% of our RenalGuard revenues in the years ended December 31, 2012 and 2011, respectively.  Discomed, our distributor in Brazil, accounted for 29% of our total revenues in the year ended December 31, 2012 and 0% of our revenues in the year ended December 31, 2011. ACIST, our distributor in France and Germany, accounted for 10% of our total revenues in the year ended December 31, 2012 and 14% of our RenalGuard revenues in the year ended December 31, 2011.

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

We have been issued 8 U.S. patents, 1 European patent, 1 Canadian patent and 1 Japanese patent related to our RenalGuard System and its use in preventing CIN.  The US patents have terms that expire from 2026 through 2029.

In addition, we currently have six patent applications pending at the U.S. Patent Office in connection with the prevention of CIN related to RenalGuard. We have international patent applications pending on five of these RenalGuard patents, including individual patent applications pending in the EU and Japan.

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

Research and Development

Research and development expenses were approximately $2,031,000 and $1,212,000 for the years ended
December 31, 2012 and 2011, respectively.  Our current and near term development efforts will be focused exclusively on advancing our RenalGuard program.

We continue to monitor technologies that may be applicable to the market for CIN prevention.  No assurance can be given that our research and development goals will be implemented successfully.

Employees

As of March 25, 2013, we had 8 full-time employees worldwide, including our executive officers. Of these, four are in general and administrative positions, two are involved in sales and customer support, one is involved in clinical/research and development and one is involved in manufacturing/regulatory affairs.  None of our employees are represented by a union.  We consider our relationship with our employees to be good.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.       Properties

We maintain our principal executive offices and conduct our operations in 6,000 square feet of leased space in Milford, Massachusetts.  The lease on this space expires on August 31, 2014. The total base rental payments for the years ending December 31, 2013, and 2014 are $41,000 and $30,000, respectively.  We are also responsible for certain operating and maintenance costs and real estate taxes.

Item 3.       Legal Proceedings

We are not presently involved in any material litigation proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 17, 2008, our common stock has been quoted on both the Pink Sheets and the OTC Bulletin Board (the “OTCBB”) under the symbol “PLCSF”.  On March15, 2013, the last quoted sale price of our common stock was $0.21 per share.

The following table sets forth the highest and lowest of any bid price for our common stock on the Pink Sheets or the OTCBB.  Any bid price listed represents inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

2011	High	Low
First Quarter	$0.17	$0.06
Second Quarter	$0.24	$0.12
Third Quarter	$0.16	$0.07
Fourth Quarter	$0.20	$0.08

2012	High	Low
First Quarter	$0.35	$0.10
Second Quarter	$0.34	$0.16
Third Quarter	$0.30	$0.15
Fourth Quarter	$0.24	$0.13

As of March 15, 2013, there were 646 record holders of our common stock.  We believe that there are approximately 4,748 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, and other rights	(b) Weighted-average exercise price of outstanding options, and other rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	5,592,350	$0.21	1,770,467	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,592,350	$0.21	1,770,467

(1)              Consists of the following equity compensation plans: (i) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (ii) 2000 Equity Incentive Plan; and (iii) 2005 Stock Incentive Plan.

(2)              Includes 294,461 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2013.

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

Our distributor of RenalGuard in Italy, Artech, accounted for 35% and 46% of our total revenues in the years ended December 31, 2012 and 2011, respectively and 35% and 56% of our RenalGuard revenues in the years ended December 31, 2012 and 2011, respectively. Discomed, our distributor in Brazil, accounted for 29% of our total revenues in the year ended December 31, 2012 and 0% of our revenues in the year ended December 31, 2011. ACIST, our distributor in France and Germany, accounted for 10% of our total revenues in the year ended December 31, 2012 and 14% of our RenalGuard revenues in the year ended December 31, 2011.

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

Inventories

Inventories are stated at the average cost (computed on a first-in, first-out method) of market value and include allocations of labor and overhead.  We regularly review slow-moving and excess inventories, and write down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the inventory.

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

We evaluate the estimated future unrecoverable costs of warranty and preventative maintenance services for our installed base of RenalGuard consoles and single-use sets on a quarterly basis and adjust our warranty reserve accordingly. We consider all available evidence, including historical experience and information obtained from supplier audits. Historically, we have not experienced significant costs related to warranty and preventative maintenance.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met.  As of December 31, 2012 and 2011, we had deferred revenue balances of $317,000 and $277,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met.  During the years ended December 31, 2012 and 2011, we recognized $381,000 and $0, respectively, in revenue of previously deferred upon the receipt of cash.

Results of Operations

Results for the past two years and the related percent of total revenues were as follows:

	2012	2011	Increase/(decrease) over 2011
	$	$	$	%
	(dollars in thousands)

Total revenues	$1,080	$671	$409	61%
Total cost of revenues	541	426	115	27
Gross profit	539	245	294	120
Selling, general and administrative expenses	2,633	2,445	188	8
Research and development expenses	2,031	1,212	819	68
Total operating expenses	4,664	3,657	1,007	28
Gain on the sale of assets	—	(40)	40	100
Loss from continuing operations	(4,125)	(3,372)	(753)	22
Interest expense	(555)	(396)	159	40
Interest income	—	10	(10)	(100)
Foreign currency transaction gains	14	—	14	100
Financing costs associated with convertible notes	(80)	(530)	450	(85)
Change in fair value of warrant liabilities	(1,617)	(808)	809	100
Change in fair value of convertible notes	(2,024)	(1,894)	130	7

Total other expense	(4,262)	(3,618)	644	18
Net loss from continuing operations, before income taxes	(8,387)	(6,990)	1,397	20
Benefit for income taxes from continuing operations	—	492	(492)	(100)
Net loss from continuing operations, net of income taxes	(8,387)	(6,498)	1,889	29
Income from discontinued operations, net of income taxes	—	53	(53)	(100)
Gain on sale of discontinued operations, net of income taxes	—	687	(687)	(100)
Net income from discontinued operations	—	740	(740)	(100)
Net Loss	$(8,387)	$(5,758)	$2,629	46%

Product Sales

Revenues increased $409,000 or 61% in 2012 as compared to 2011. RenalGuard Console sales increased $357,000 or 92% in 2012 as compared to 2011 due to a higher volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues increased $52,000 or 18% in 2012 as compared to 2011 due to a higher volume of RenalGuard single-use sets sold to international distributors.  As of December 31, 2012 and 2011, we had deferred revenue balances of $317,000 and $277,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During 2012 we recognized revenue of $381,000, a portion of which was previously deferred in 2011 and we expect to recognize the remaining deferred revenue in 2013.

Gross Profit

Gross profit was $539,000 or 50% of total revenues, in 2012, as compared with gross profit of $245,000, or 37% of total revenues, in 2011.  Gross margin generated from the low volume of OEM and RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during 2012 and 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 8% in 2012 as compared to 2011.  The increase was due to stock based compensation costs in 2012 compared to 2011 mainly due to the issuance of restricted shares of stock during the year of $464,000.  This is offset by lower compensation related costs, reflecting the decrease in headcount associated with our 2011 workforce reductions as well as lower stock based compensation expenses other than for the restricted shares which were issued during the year.

Research and Development Expenses

Research and development expenditures increased 68% in 2012 as compared to 2011 due to RenalGuard U.S. clinical trial costs.

As we continue our U.S clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase in 2013.

Gain on Sale of Assets

We recorded a gain on the sale of assets of $0 in 2012 and $40,000 in 2011 related to the sale of our OEM surgical tube business.

Other Income (Expense)

In February 2011, the Company entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Consolidated Financial Statements. In July 2012, the Company entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Consolidated Financial Statements.  As a result of these two transactions, interest expense on the Convertible Notes and Second Tranche Convertible Notes of $555,000 in the year ended December 31, 2012, and $396,000 in the year ended December 31, 2011, was recorded.  In addition, financing costs associated with Second Tranche Convertible Notes of $85,000 was recorded in the year ended December 31, 2012 and financing costs associated with the convertible note of $530,000 was recorded in the year ended December 31, 2011.

The Company recorded other expense of $1,617,000 in the year ended December 31, 2012 as compared to $808,000 in the year ended December 31, 2011, as a result of a fair value adjustment related to the Warrant Liabilities as well as the additional expense for the fair value adjustment for the 2012 Warrants entered into in July 2012. The Company recorded other expense of $2,024,000 in the year ended December 31, 2012 as compared to other expense of $1,894,000 in 2011 as a result of a fair value adjustment related to the Convertible Notes as well as the additional expense and fair value adjustment for the Second Tranche Convertible Notes entered into in July 2012.

Net Loss

In 2012, our net loss increased by $2,629,000 primarily due to increased clinical trial costs and other expense related to the fair value adjustments of our Convertible Notes and Warrant Liabilities.

Discontinued Operations

On November 5, 2010, we entered into an agreement to sell our TMR business to Novadaq. This transaction was approved by our shareholders at a special meeting on January 31, 2011 and the transaction closed on February 1, 2011.

As discussed in Note 9 to our consolidated financial statements, the operating results of these operations, including those related to prior periods, have been reclassified from continuing operations to discontinued operations in our consolidated financial statements for 2011.

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

Under the terms of the Securities Purchase Agreement, we had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time. The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without our achieving such milestones; however, the investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1 million and invested such funds in July 2012.  On July 2, 2012 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $1,000,000 of 5% Senior Secured Convertible Debentures maturing on July 2, 2015, (ii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.15 per share and (iii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.25 per share.  See Note 10 to our consolidated financial statements for additional disclosure surrounding this amendment.

On January 16, 2013 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $250,000 of 5% Senior Secured Convertible Debentures maturing on January 16, 2016 (ii) warrants exercisable for a period of five years to purchase up to 2,500,000 shares of common stock at an exercise price of $0.15 per share and (iii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.25 per share.

On February 22, 2013, we entered into a Securities Purchase Agreement with a number of accredited investors, whereby we sold an aggregate of 26,733,333 shares of common stock and warrants to purchase an additional 26,733,333 shares of common stock (the “Warrants”) with gross proceeds of $4,010,000 to these accredited investors. We intend to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, we anticipate net proceeds of approximately $3.5 million.

Cash and cash equivalents totaled $258,000 as of December 31, 2012, a decrease of $2,327,000 from $2,585,000 as of December 31, 2011. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. In February 2011, we sold our TMR business for $1 million in cash plus the relief of approximately $614,000 in service contract obligations, and we issued $4 million in senior secured convertible notes to an institutional investor pursuant to a Securities Purchase Agreement. We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013.

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

Cash flows used in operating activities in the twelve months ended December 31, 2012 were $3,157,000 due to our net loss, partially offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; and 5) financing costs associated with convertible notes. Cash flows from financing activities in the twelve months ended December 31, 2012 were $920,000 from the issuance of $1 million in second tranche senior secured convertible notes to an institutional investor, net of financing costs. The effect of exchange rate changes was a $16,000 decrease in cash.

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

•                  We have received a ‘going concern’ opinion in our consolidated financial statements indicating that our cash balance as of December 31, 2012, combined with recurring net losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next 12 months. As noted above, we are investigating ways to raise additional capital to continue our operations;

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

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

PLC SYSTEMS INC.

Date:	March 29, 2013	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Mark R. Tauscher	President, Chief Executive Officer	March 29, 2013
Mark R. Tauscher	and Director
(Principal Executive Officer)

/s/ Gregory W. Mann	Chief Financial Officer	March 29, 2013
Gregory W. Mann	(Principal Financial and Principal
Accounting Officer)

/s/ Edward H. Pendergast	Chairman of the Board	March 29, 2013
Edward H. Pendergast

/s/ Kevin J. Dunn	Director	March 29, 2013
Kevin J. Dunn

/s/ Benjamin L. Holmes	Director	March 29, 2013
Benjamin L. Holmes

/s/ Brent Norton, M.D.	Director	March 29, 2013
Brent Norton, M.D.

PLC SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PLC Systems Inc.:

We have audited the accompanying consolidated balance sheets of PLC Systems Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLC Systems Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP

Boston, Massachusetts
March 29, 2013

PLC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$258	$2,585
Accounts receivable, net of allowance of $2 at December 31, 2012 and 2011, respectively	402	453
Inventories	182	238
Prepaid expenses and other current assets	178	233
Total current assets	1,020	3,509
Equipment, furniture and leasehold improvements, net	67	36
Other assets	4	4
Total assets	$1,091	$3,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$377	$149
Accrued compensation	78	63
Accrued other	368	221
Deferred revenue	317	277
Total current liabilities	1,140	710
Convertible notes	8,098	5,327
Warrant liabilities	3,800	1,600

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock, no par value, unlimited shares authorized, 32,434 shares issued and outstanding at December 31, 2012 and 30,351 shares issued and outstanding at December 31, 2011	93,893	93,893
Additional paid in capital	1,540	996
Accumulated deficit	(107,114)	(98,727)
Accumulated other comprehensive loss	(266)	(250)
Total stockholders’ deficit	(11,947)	(4,088)
Total liabilities and stockholders’ deficit	$1,091	$3,549

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011

Revenues	$1,080	$671
Cost of revenues	541	426
Gross profit	539	245

Operating expenses:
Selling, general and administrative	2,633	2,445
Research and development	2,031	1,212
Total operating expenses	4,664	3,657
Gain on the sale of assets	—	(40)
Loss from continuing operations	(4,125)	(3,372)
Other income (expense):
Interest expense	(555)	(396)
Interest income	—	10
Foreign currency transaction gains	14	—
Financing costs associated with convertible notes	(80)	(530)
Change in fair value of warrant liabilities	(1,617)	(808)
Change in fair value of convertible notes	(2,024)	(1,894)

Total other expense	(4,262)	(3,618)
Net loss from continuing operations before income taxes	(8,387)	(6,990)
Benefit for income taxes from continuing operations	—	492
Net loss from continuing operations, net of income taxes	(8,387)	(6,498)
Discontinued operations:
Income from discontinued operations	—	53
Gain on sale of discontinued operations, net of provision for income taxes of $492	—	687
Net income from discontinued operations, net of income taxes	—	740
Net loss	$(8,387)	$(5,758)
Net loss per weighted average share, basic and diluted:
From loss on continuing operations attributable to common stockholders	$(0.27)	$(0.21)
From income on discontinued operations	0.00	0.00
From gain on sale of discontinued operations	0.00	0.02
Net loss attributable to common stockholders per weighted average share, basic and diluted	$(0.27)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	31,139	30,351

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2012 and 2011

(In thousands)

	2012	2011
Net loss	$(8,387)	$(5,758)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16)	88
Other comprehensive (loss) income	(16)	88
Comprehensive loss	$(8,403)	$(5,670)

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2012 and 2011

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2010	30,351	$93,893	$848	$(92,969)	$(338)	$1,434
Stock based compensation	—	—	148	—	—	148
Net loss	—	—	—	(5,758)	—	(5,758)
Other comprehensive income	—	—	—	—	88	88
Balance, December 31, 2011	30,351	$93,893	$996	$(98,727)	$(250)	$(4,088)
Stock based compensation	—	—	80	—	—	80
Issuance of restricted stock	2,083	—	464	—	—	464
Net loss	—	—	—	(8,387)	—	(8,387)
Other comprehensive loss	—	—	—	—	(16)	(16)
Balance, December 31, 2012	32,434	$93,893	$1,540	$(107,114)	$(266)	$(11,947)

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(8,387)	$(5,758)
Income from discontinued operations	—	(53)
Gain on sale of discontinued operations, net of taxes	—	(687)
Depreciation and amortization	43	9
Stock-based compensation expense	544	148
Change in fair value of warrant liabilities	1,617	808
Change in fair value of convertible notes	2,024	1,894
Financing costs associated with convertible notes	80	530
Non-cash interest expense	331	225
Deferred income taxes	—	(492)
Change in assets and liabilities:
Accounts receivable	48	(321)
Inventory	56	72
Prepaid expenses and other assets	58	66
Accounts payable	228	(194)
Deferred revenue	32	186
Accrued liabilities	161	(36)
Net cash flows used in operating activities	(3,165)	(3,603)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(18)
Net cash used for investing activities	(74)	(18)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes and warrants	920	3,605
Net cash provided by financing activities	920	3,605

Discontinued Operations:
Net cash provided by operating activities	—	210
Net cash provided by investing activities	—	1,000
Net cash provided by discontinued operations	—	1,210

Effect of exchange rate changes on cash and cash equivalents	(8)	67
Net (decrease) increase in cash and cash equivalents	(2,327)	1,261
Cash and cash equivalents at beginning of period	2,585	1,324
Cash and cash equivalents at end of period	$258	$2,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$217	$171

The accompanying notes are an integral part of the consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.                                      Business and Liquidity

PLC Systems Inc. (“PLC” or the “Company”) is a medical device company specializing in innovative technologies for the cardiac and vascular markets. Over the past five years, the Company has begun initial commercialization outside the United States of its product, RenalGuard®, which currently represents the Company’s key strategic growth initiative and primary business focus.  The RenalGuard System consists of a proprietary console and accompanying single-use sets and is designed to reduce the potentially toxic effects that contrast media can have on the kidneys when it is administered to patients during certain medical imaging procedures. The Company conducts business operations as one operating segment.

For the year ended December 31, 2012, the Company incurred a net loss from continuing operations before taxes of approximately $8,387,000 and used cash in operations of approximately $3,165,000.  As of December 31, 2012, cash and cash equivalents were $258,000.  Management expects that quarterly losses and negative cash flows will continue during 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2013, management is currently investigating ways to raise additional capital that can be completed in the next several months. The Company believes that its existing resources, based on its currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013 The Company was able to raise an additional $4,040,000 in capital on February 22, 2013, through the completion of financing with Palladium Capital Advisors LLC., (see Note 12).  The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

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

In the first quarter of 2011, the Company sold the assets related to its TMR business to Novadaq Corp., a subsidiary of Novadaq Technologies Inc., the Company’s then exclusive distributor of TMR in the U.S., for $1,000,000 plus the relief of approximately $614,000 in service contract obligations (see Note 9).

As a result of its sale in the first quarter of 2011, the operating results of the Company’s TMR business, including those related to the prior periods, have been reclassified from continuing operations to discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2011 (see Note 8).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

during the reporting period. Significant estimates include revenue recognition, warranty, inventory valuation, accounts receivable, and convertible notes and warrant liabilities.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash at December 31, 2012 and 2011, respectively, consisted of deposits held in bank checking accounts and overnight sweep to repurchase agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. At times, the Company possesses cash balances above federally-insured limits. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing its cash equivalents in high-quality financial instruments.  At December 31, 2012 and 2011, the majority of the cash and cash equivalents balance was invested with a single financial institution.

Artech accounted for 35% and 46% of the Company’s revenues for the years ended December 31, 2012 and 2011, respectively. Discomed, the Company’s distributor in Brazil, account for 29% and 0% of the Company’s revenues for the years ended December 31, 2012 and 2011, respectively. ACIST, the Company’s distributor in France and Germany, accounted for 9% and 12% of the Company’s revenues for the year ended December 31, 2012 and 2011, respectively.  At December 31, 2012, Artech, Discomed and ACIST accounted for 73%, 0% and 13%, respectively of gross accounts receivable.

Concentration of Revenues

Approximately 100% and 82% of the Company’s revenues for the years ended December 31, 2012 and 2011, respectively, were derived from the sales of RenalGuard.

Net sales to unaffiliated customers (by origin) are summarized below (in thousands):

	South America	North America	Europe	Other	Total
2012
Net sales	$312	$35	$588	$145	$1,080
2011
Net sales	$—	$124	$547	$—	$671

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

Inventories

Inventories are stated at the average cost (computed on a first-in, first-out method) of market value and include allocations of labor and overhead.  The Company regularly reviews slow-moving and excess inventories, and writes down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the inventory.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

The carrying amount of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When required, recoverability of these assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the years ended December 31, 2012 and 2011, the Company did not recognize any asset impairment charges.

Warranty and Preventative Maintenance Costs

The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no reserve for warranty and preventative maintenance costs recorded at December 31, 2012 and 2011.

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

The Company typically records all product revenue at the time of shipment if all other revenue recognition criteria are met. As of December 31, 2012 and 2011, the Company had deferred revenue balances of $317,000 and $277,000, respectively, related to shipments to its distributor in Italy, Artech, because not all revenue recognition criteria were met.  During the years ended December 31, 2012 and 2011, the Company recognized $381,000, a portion of which was previously deferred in 2011, and $0, respectively, in revenue of previously deferred revenue upon the receipt of cash.  The Company had deferred cost of goods sold of $85,000 and $115,000 during the years ended December 31, 2012 and 2011, respectively, which was classified as prepaid expenses and other current assets on the Consolidated Balance Sheets due to Artech revenue recognition criteria not being met.

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

December 31, 2012

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

The Company’s assets and liabilities measured at fair value on a recurring basis include convertible notes and warrants. See Note 10 for related fair value disclosures.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Loss Per Share

In 2012 and 2011, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs and warrants, since their inclusion would be antidilutive.

For the years ended December 31, 2012 and 2011, 47,096,000 and 46,162,000 shares, respectively, attributable to outstanding warrants, convertible notes, and stock options were excluded from the calculation of diluted loss per share because the effect would have been antidilutive.

3.                                      Inventories

Inventories consist of the following at December 31 (in thousands):

	2012	2011
Raw materials	$143	$157

Finished goods	39	81
	$182	$238

4.                                      Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements consist of the following at December 31 (in thousands):

	2012	2011
Equipment	$488	$414
Office furniture and fixtures	218	218
Leasehold improvements	4	4
	710	636
Less accumulated depreciation and amortization	643	600
	$67	$36

Depreciation expense was $43,000 and $9,000 for the years ended December 31, 2012 and 2011, respectively.

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

equal quarterly installments. The Chairman of the Board receives an annual grant of an option to purchase 45,000 shares of the Company’s common stock that generally vests in four equal quarterly installments. All such options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

As a result of employee terminations in 2011, options held by terminated employees to purchase a total of 173,000 shares of common stock with an exercise price of $0.24 per share were cancelled, but were replaced by the Company with new options, all of which were immediately vested, to purchase 173,000 shares of common stock at an exercise price of $0.24 per share. The Company recorded an additional $2,000 in stock compensation expense related to these grants during the year ended December 31, 2011.

During year ended December 31, 2011, the Company granted options to purchase 300,000 shares of the Company’s common stock to non-employees that vested immediately, and granted options to purchase 350,000 shares of the Company’s common stock to employees that vest ratably over a three year period.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting, and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors which vest quarterly over one year. Management determined that as of June 30, 2012, it was probable that the performance conditions associated with the performance-based vesting were to be met in July 2012 with the closing of the second tranche convertible notes. Therefore, the related expense was recorded in the year ended December 31, 2012.

During the year ended December 31, 2012, the Company granted options to employees to purchase 355,000 shares of the Company’s common stock, which vest ratably over a three year period and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors that vest quarterly over one year.

During the year ended December 31, 2012, the Company issued an aggregate of 2,083,338 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  These shares vested immediately but are restricted from being sold for a period of six months from the date of issuance.  The issuance of these shares resulted in $464,000 of compensation expense in the year ended December 31, 2012.

As of December 31, 2012, there were 674,156 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,529	$0.21
Granted	1,500	0.15
Exercised	—	—
Forfeited	(1,254)	0.23
Expired	—	—
Cancelled	(173)	0.24
Outstanding, December 31, 2011	5,602	$0.21
Granted	468	0.17
Exercised	—	—
Forfeited	(3)	0.55
Expired	—	—
Cancelled	(475)	0.24
Outstanding, December 31, 2012	5,592	$0.21	3.21	$6,500
Exercisable, December 31, 2012	4,948	$0.21	2.44	$5,500

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Stock-Based Compensation Expense

The Company recorded employee compensation expense of $80,000 and $148,000 in the years ended December 31, 2012 and 2011, respectively.  The Company also recorded non-employee compensation expense of $464,000 related to the issuance of restricted common shares during the year ended December 31, 2012,.  As of December 31, 2012, the Company had $64,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.68 years.

The weighted average fair value of options issued during the years ended December 31, 2012 and 2011 was estimated using the Black-Scholes model and was $0.16 and $0.10 respectively.

Year Ended December 31,
	2012	2011
Expected life (years)	5.00 – 6.00	1.00 – 6.00
Interest rate	0.19 – 0.69%	0.27 – 2.65%
Volatility	204.1 – 216.2%	107.2 – 169.0%
Expected dividend yield	None	None
Value of option granted	$0.12 – 0.17	$0.01 – 0.13

The expected life was calculated in 2012 and 2011 using the simplified method. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of the grant for the expected term.  Expected volatility is based exclusively on historical volatility data of the Company’s common stock.  The Company estimates an expected forfeiture rate by analyzing historical forfeiture activity and considering how future forfeitures are expected to differ from historical forfeitures.  The Company expects that all outstanding options at December 31, 2012 will fully vest over their requisite service period.  Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity in 2012 or 2011. At December 31, 2012, 294,461 shares were reserved for future issuance under the Purchase Plan.

7.                                      Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2014. In addition to the minimum lease payments, the agreement requires payment of the Company’s pro-rata share of property taxes and building operating expenses.

As of December 31, 2012, future minimum lease payments are estimated to be as follows (in thousands):

Year		Future Minimum Lease Payments
2013		$41
2014		30

	Total	$71

Total rent expense was $40,000 and $148,000 in 2012 and 2011, respectively.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

During the year ended December 31, 2011, the Company began manufacturing its RenalGuard consoles and sterile disposable kits by two separate outside contract manufacturers. The contracts with these manufacturers do not contain minimum purchase requirements or any future commitments. Purchases are made upon request to the manufacturer.  During the year ended December 31, 2012 there are still no minimum purchase requirements or any future commitments for these contracts.

During the year ended December 31, 2011, the Company hired a clinical research organization (“CRO”) to assist with managing its clinical trial.  The contract with the CRO does not contain minimum purchase requirements or any future commitments, and payments are made once services are provided.  During the year ended December 31, 2012 there are still no minimum purchase requirements or any future commitments for this contract.

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

Revenues and net income attributable to discontinued operations for the year ended December 31, 2011 are as follows:

Year ended December 31, 2011
(In thousands)
Revenues:
Product sales	$455
Service fees	68
Total	523

Income from discontinued operations	$53

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

10.                               Convertible Notes and Warrant Liabilities

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “Convertible Notes”) and 40,000,000 warrants, which expire February 22, 2016 (the “Investor Warrants”).  Under the terms of the Securities Purchase Agreement, the Company had the opportunity to raise up to an additional $2,000,000 from the Holders of the Convertible Notes in two separate $1,000,000 tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1,000,000 tranche expired in February 2012 without the Company achieving such milestones; however, as discussed below, the Investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1,000,000 tranche (“Second Tranche”) which was completed on July 2, 2012.

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

Investor Warrants

On February 22, 2011, in connection with the issuance of the Convertible Notes, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). The following is a summary of the Warrants outstanding as of December 31, 2012:

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

	Warrants	Exercise Price
Beginning balance — December 31, 2011	40,000,000	$0.15
Add: Adjustments (pursuant to warrants agreement)	—	n/a
Less: Exercised	—	n/a
Ending balance — December 31, 2012	40,000,000	$0.15

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

Features of the 2012 Tranche 2 Amendment

On July 2, 2012, the Company entered into an Amendment and Waiver to Securities Purchase Agreement (the “Amendment and Waiver”) to amend our Securities Purchase Agreement with the Investors.  Under the Amendment and Waiver agreement the Company agreed to issue and sell in a private placement to the Investors an aggregate principle amount of $1,000,000 (the “Second Tranche”) of 5% Senior Secured Convertible Debentures of the Company (the “Second Convertible Notes”), warrants to purchase up to 10,000,000 shares of common stock at an initial exercise price of $0.15 per share (the “$0.15 Warrants”) and warrants to purchase up to 10,000,000 shares of common stock at an initial exercise price of $0.25 per share (the “$0.25 Warrants” and together with the $0.15 Warrants, the “2012 Warrants”).

The Second Tranche Convertible Notes

The Second Tranche Convertible Notes contains the same terms as the original Convertible Notes and requires payment of interest at the rate of 5% per annum, payable quarterly and mature on July 2, 2015.  The Second Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Second Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.10 per share (the “Conversion Price”).

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

The Second Tranche Convertible Notes may be redeemed at the option of the Company on the same terms as the Convertible Notes only in connection with a change of control or other fundamental transaction of the Company and subject to the satisfaction of other conditions including, without limitation, that the shares issuable upon conversion of the

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

debentures are freely tradable and that there is no event of default.

The 2012 Warrants

On July 2, 2012, the Company issued warrants for the purchase of up to 20,000,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 10,000,000 shares of common stock at an initial purchase price of $0.15 per share and the remaining 10,000,000 shares of common stock at an initial purchase price of $0.25 per share. The terms of the 2012 Warrants are identical to those of the Warrants, except that the 2012 Warrants are exercisable for a period of five years from the date of issuance and contain different exercise prices. The following is a summary of the 2012 Warrants outstanding as of December 31, 2012:

$0.15 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2011	—	$—
Add: Second Tranche Agreement	10,000,000	0.15
Add: Adjustments (pursuant to warrants agreement)	—	n/a
Less: Exercised	—	n/a
Ending balance at December 31, 2012	10,000,000	$0.15

$0.25 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2011	—	$—
Add: Second Tranche Agreement	10,000,000	0.25
Add: Adjustments (pursuant to warrants agreement)	—	n/a
Less: Exercised	—	n/a
Ending balance at December 31, 2012	10,000,000	$0.25

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

Accounting for the Convertible Notes, Tranche Two Convertible Notes, Investor Warrants and 2012 Warrants

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

Upon issuance, the Investor Warrants and 2012 Warrants were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. As a result, the Investor Warrants and 2012 Warrants were recorded as a liability at fair value as of December 31, 2012 with subsequent changes in fair value recorded in the consolidated statement of operations.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Convertible Notes and Tranche Two Convertible Notes

The Company has determined that the Convertible Notes and Tranche Two Convertible Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with the February 22, 2011 financing and July 2, 2012 additional financing.  As permitted under ASC 825-10-10 — Financial Instruments, as it relates to the fair value option, the Company has elected, as of February 22, 2011 and July 2, 2012, to measure the Convertible Notes and the Tranche Two Convertible Notes in their entirety at fair value with changes in fair value recognized in the Consolidated Statement of Operations as either a gain or loss until the notes are settled. As such, the Company has appropriately valued the embedded derivatives as a single hybrid contract together with the Convertible Notes and Tranche Two Convertible Notes. This election was made by the Company after determining the aggregate fair value of the Convertible Notes and Tranche Two Convertible Notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in the Convertible Notes Tranche Two Convertible Notes.

Convertible Notes and Investor Warrants

Upon issuance of the Convertible Notes, the Company allocated the proceeds received to the Convertible Notes and Investor Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $3,677,000. As of December 31, 2012 and 2011, the Convertible Notes have been marked to fair value resulting in a derivative liability of $6,510,000 and $5,327,000, respectively. The net charge to other income (expense) was expense of $918,000 and $1,894,000 in the years ended December 31, 2012 and 2011, respectively. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $265,000 and $225,000 in the years ended December 31, 2012 and 2011, respectively, which is a component of interest expense.

Upon issuance, the Company allocated $792,000 of the initial proceeds to the Investor Warrants and immediately marked them to fair value resulting in a derivative liability of $908,000. As of December 31, 2012 and 2011, the Investor Warrants have been marked to fair value resulting in a derivative liability of $2,000,000 and $1,600,000, respectively. The charge to other income (expense) for the years ended December 31, 2012 and 2011 was expense of $918,104 and $808,000, respectively.

Second Tranche Convertible Notes and 2012 Warrants

Upon issuance of the Second Tranche Convertible Notes, the Company allocated the proceeds received to the Second Tranche Convertible Notes and 2012 Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Second Tranche Convertible Notes to be $417,000.  The Second Tranche Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $2,073,000.  As of December 31, 2012, the Second Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $1,588,000.  The net charge to other income (expense) was a loss of $1,105,000 for the year ended December 31, 2012.  The debt discount in the amount of $583,000 (resulting from the allocation of proceeds) is being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The Company amortized $66,000 and $0 in the years ended December 31, 2012 and 2011, respectively, which is a component of interest expense.

Upon issuance of the 2012 Warrants, the Company allocated $583,000 of the initial proceeds to the 2012 Warrants and immediately marked them to fair value resulting in a derivative liability of $2,900,000.  As of December 31, 2012, the 2012 Investor Warrants have been marked to fair value resulting in a derivative liability of $1,800,000. The charge to other income (expense) for the year ended December 31, 2012 was expense of $1,100,000.

The Company records the fair value of Convertible Notes and Investor Warrants as long term liabilities.

Financing Costs

Financing costs include costs associated with obtaining the February 22, 2011 financing.  Financing costs totaling $530,000 have been recorded in other income (expense) in the year ended December 31, 2011, $135,000 of which were

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

recorded in prepaid expenses and other current assets at December 31, 2010 and expensed upon closing of the transaction in February 2011.

The Company incurred financing costs associated with obtaining the July 2, 2012 financing which totaled $80,000 and were recorded in other income (expense) in the year ended December 31, 2012.

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

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$8,098,000	$—	$—	$8,098,000
Warrant liabilities	$3,800,000	$—	$—	$3,800,000

Total Liabilities	$11,898,000	$—	$—	$11,898,000

A summary of changes in the Convertible Notes, Second Tranche Convertible Notes, Investor Warrants and 2012 Warrants is as follows:

	Fair Value of Convertible Notes	Fair Value of Warrant Liabilities	Fair Value of Second Tranche Convertible Notes	Fair Value of 2012 Warrant Liabilities	Total
Allocation of initial proceeds	$3,208,000	$792,000	$—	$—	$4,000,000
Initial fair value adjustment	$469,000	$116,000	$—	$—	$585,000
February 22, 2011	$3,677,000	$908,000	$—	$—	$4,585,000
Amortization of debt discount	$225,000	$—	$—	$—	$225,000
Fair value adjustment	$1,425,000	$692,000	$—	$—	$2,117,000
Balance December 31, 2011	$5,327,000	$1,600,000	$—	$—	$6,927,000
Allocation of initial proceeds	$—	$—	$417,000	$583,000	$1,000,000
Initial fair value adjustment	$—	$—	$1,656,000	$2,317,000	$3,973,000
July 2, 2012	$—	$—	$2,073,000	$2,900,000	$11,900,000
Amortization of debt discount	$265,000	$—	$66,000	$—	$331,000
Fair value adjustment	$918,000	$400,000	$(551,000)	$(1,100,000)	$(333,000)
Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$11,898,000

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

Warrant Liabilities

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the Warrant Liabilities as of February 22, 2011, December 31, 2011 and December 31, 2012. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	December 31, 2011	December 31, 2012
Stock Price	$0.0755	$0.1075	$0.15
Exercise Price	$0.15	$0.15	$0.15
Expected Life (in years)	5.00	4.15	3.15
Stock Volatility	90%	95%	100%
Risk-Free Rate	2.16%	0.63%	0.39%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	32,434,430

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the $0.15 Warrants as of July, 2, 2012 and December 30, 2012.

Input	July 2, 2012	December 31, 2012
Stock Price	$0.20	$0.15
Exercise Price	$0.15	$0.15
Expected Life (in years)	5	4.50
Stock Volatility	110%	100%
Risk-Free Rate	0.67%	0.63%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,976,092	32,434,430

$0.25 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the $0.25 Warrants as of July, 2, 2012 and December 31, 2012.

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Input	July 2, 2012	December 31, 2012
Stock Price	$0.20	$0.15
Exercise Price	$0.25	$0.25
Expected Life (in years)	5	4.50
Stock Volatility	110%	100%
Risk-Free Rate	0.67%	0.63%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,976,092	32,434,430

Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of February 22, 2011, December 31, 2011 and December 31, 2012. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2011	December 31, 2011	December 31, 2012
Stock Price	$0.0755	$0.1075	$0.15
Strike Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	3.00	2.15	1.15
Stock Volatility	95%	100%	105%
Risk-Free Rate	1.22%	0.27%	0.17%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	30,351,092	30,351,092	32,434,430
Effective discount rate	20.3%	13.2%	13.1%
Probability of forced redemption	20%	20%	20%

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Input	July 2, 2012	December 31, 2012
Stock Price	$0.20	$0.15
Exercise Price	$0.10	$0.10
Expected remaining term (in years)	3	2.50
Stock Volatility	100%	100%
Risk-Free Rate	0.39%	0.31%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	30,976,092	32,434,430
Effective discount rate	10%	13.2%
Probability of forced redemption	20%	20%

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

•                  With respect to the Convertible Notes and Second Tranche Convertible Notes, the Company is expected to pay all accrued interest due to the Holders on each Interest Payment Date;

•                  With respect to the Convertible Notes and Second Tranche Convertible Notes, based upon management’s expectations for a change of control or fundamental transaction to occur prior to the maturity date of the Convertible Notes and Second Tranche Convertible Notes, a low probability of a forced redemption;

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

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

The changes in fair value between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and effective discount rate.

11.            Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011
Loss before income taxes:
Continuing operations
United States	$(8,288)	$(6,859)
Foreign	(99)	(131)
	$(8,387)	(6,990)
Current income tax benefit from continuing operations:
Federal	$—	$492
Foreign	—	—
State	—	—
	$—	$492
Deferred income tax benefit/(provision) from continuing operations:
Federal	$2,444	3,335
Foreign	(104)	(2)
State	(1,437)	(4,415)
	903	(1,082)
Change in valuation allowance	(903)	1,082
	$—	$—

Benefit for income taxes from continuing operations	$—	$492
Provision for income taxes from gain on sale of discontinued operations	—	(492)
Total provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2012	2011
Net federal and state operating loss carryforwards	$24,689	$23,611
Net foreign operating loss carryforwards	380	484
Accrued expenses and reserves	—	10
Tax credits	1,194	1,202
Other	295	348
Total deferred tax assets	26,558	25,655
Valuation allowance	(26,558)	(25,655)
Net deferred tax assets	$—	$—

The valuation allowance increased by $903,000 in 2012 primarily due to the Company’s net loss. The Company recorded the valuation allowance due to the uncertainty of the realizability of the related net deferred tax asset.

Total provision for income taxes computed at the federal statutory rate differs from amounts provided as follows (in thousands):

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

	2012	2011
Tax benefit at federal statutory rate	$(2,818)	$(1,893)
State income taxes, net of U.S. federal income tax benefit	(11)	(331)
Permanent differences	17	44
Other	1,909	3,262
Change in valuation allowance	(903)	(1,082)
Total expense	$—	$—

At December 31, 2012, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $74,337,000 which expire at various dates through 2031.  At December 31, 2012, the Company had federal and state research and development credit carryforwards of $708,000 and $486,000, respectively, which will expire at various dates through 2031 for federal income tax purposes and through 2026 for state income tax purposes.  In addition, at December 31, 2012 the Company had foreign net operating loss carryforwards of approximately $380,000.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2012 and 2011, there were no unrecognized tax benefits.  The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  As of December 31, 2012 and 2011, the Company had no accrued interest or tax penalties recorded.

The Company files income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. For U.S. federal and state tax purposes, the tax years 2007 through 2012 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment. The open examination periods for the Company’s foreign jurisdictions range from 2000 through 2009.

12.                               Subsequent Events

The Company has evaluated all events and transactions through the date of the filing. During this period the Company identified the following events for disclosure:

On January 16, 2013 the Company entered into an Amendment and Waiver to Securities Purchase Agreement to amend the Securities Purchase Agreement with GCP IV, LLC to provide for the issuance of (i) an additional $250,000 of 5% Senior Secured Convertible Debentures maturing on January 16, 2016 and (ii) warrants exercisable for a period of five years to purchase up to 2,500,000 shares of common stock at an exercise price of $0.15 per share.

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) with a number of accredited investors, whereby the Company sold an aggregate of 26,933,333 shares of common stock and warrants to purchase an additional 26,933,333 shares of common stock with gross proceeds to the Company of $4,040,000 to these accredited investors (the “2013 Investors”) pursuant to the SPA. The Company intends to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services as described below, for payment of fees to Palladium Capital Advisors, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, the Company anticipates net proceeds of approximately $3,500,000.

Each share of common stock was sold for a purchase price of $0.15 per Share.  In addition, each investor also received a five-year warrant to purchase one hundred (100%) percent of the number of shares of common stock purchased at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends and dilutive issuances.  The 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the

PLC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

shares of common stock underlying the 2013 Warrants. The 2013 Warrants contains limitations on the holder’s ability to exercise the 2013 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  As part of the fee for its placement agent services, Palladium Capital Advisors also received a 2013 Warrant to purchase 1,885,333 shares of common stock on the same terms and conditions as the investors under the SPA.

The 2013 Investors have the option, for a period through November 21, 2013, to purchase for the same per share purchase price an equal number of shares of common stock and 2013 Warrants equal to up to one-half of the shares of common stock and 2013 Warrants purchased by the purchaser on the initial closing date.  The shares of common stock sold in the offering are subject to certain piggyback registration rights as well as certain other protections, including antidilution protection.

Simultaneously with the closing of the SPA, GCP IV, LLC (“GCP”), the original holder of the Company’s Convertible Notes (which have an aggregate principal balance of $5,250,000 as of January 16, 2013) entered into an Amendment and Waiver Agreement (“Amendment and Waiver Agreement”) with the Company under which GCP has agreed to (a) increase the number of shares exercisable under warrants issued to GCP in 2011 and 2012 (the “2011 and 2012 Warrants”) from 50,000,000 shares to 81,578,946 shares and to modify both the exercise price and the “VWAP price” of the 2011 and 2012  Warrants to $0.098 and $0.155, respectively, (b)  return to the Company for forfeiture the remaining warrants previously issued to GCP to purchase 12,500,000 shares of common stock, (c)  extend the due date for the $4,000,000 term debenture issued by the Company to GCP in February 2011 from February 22, 2014 to June 30, 2015, (d) until February 22, 2014, without the prior written consent from the majority of the investors under the SPA, forbear from declaring any Event of Default (as defined in the original debenture, and (e) relinquish its right to purchase up to an additional $750,000 in debentures under the terms of the original 2011 Securities Purchase Agreement.  The modifications to the 2011 and 2012 Warrants enable these warrants to be exercised on a cashless exercise basis, which, if fully exercised, would result in the issuance of 30,00,000 shares of common stock without the payment of additional cash consideration.

On February 22, 2013, the Company also entered into a consulting agreement (the “Consulting Agreement”) with ZA Capital, LLC (“ZA”) to provide investor relation services to the Company. In connection with the Consulting Agreement, the Company paid ZA $500,000 from the proceeds of a private placement described above.  The Company is obligated to pay ZA an additional $500,000 (for a total of $1.0 million in the aggregate) on the six-month anniversary of the Agreement for investor relations services during the following six-month period.The Consulting Agreement may be terminated by the Company for any reason, with or without cause, upon three (3) days written notice to ZA. In addition, the Consulting Agreement may be terminated by either party upon giving written notice to the other party if the other party is in default hereunder and such default is not cured within fifteen (15) days of receipt of written notice of such default.

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

10.14#	Employment letter dated September 2, 2011 between PLC Medical Systems, Inc. and Gregory W. Mann.

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

10.18*#	Compensatory Arrangements with Non-Employee Directors.

10.19*#	Severance Arrangements with Executive Officers.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of McGladrey LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PLC Systems Inc. Yearly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed with this annual report on Form 10-K for the year ended December 31, 2012.
+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.