Form 10-Q
period 2013-03-31
PLC SYSTEMS INC
filed 2013-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, no par value	64,022,065

PLC SYSTEMS INC.

Part I.        Financial Information

Item 1.       Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,863	$258
Restricted cash	500	—
Accounts receivable, net of allowance of $2 at March 31, 2013 and December 31, 2012, respectively	374	402
Inventories	89	182
Prepaid expenses and other current assets	661	178
Total current assets	3,487	1,020
Equipment, furniture and leasehold improvements, net	76	67
Other assets	4	4
Total assets	$3,567	$1,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$340	$377
Accrued compensation	67	78
Accrued other	257	368
Deferred revenue	248	317
Total current liabilities	912	1,140
Convertible notes	9,482	8,098
Warrant and option liabilities	12,481	3,800
Commitments and Contingencies (Note 7)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 55,794 shares issued and outstanding; 7,000 unissued and reserved at March 31, 2013; and 32,434 shares issued and outstanding at December 31, 2012	94,737	93,893
Additional paid in capital	1,141	1,540
Accumulated deficit	(114,920)	(107,114)
Accumulated other comprehensive loss	(266)	(266)
Total stockholders’ deficit	(19,308)	(11,947)
Total liabilities and stockholders’ deficit	$3,567	$1,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$348	$20
Cost of revenues	179	13
Gross profit	169	7
Operating expenses:
Selling, general and administrative	685	661
Research and development	554	515
Total operating expenses	1,239	1,176
Loss from operations	(1,070)	(1,169)
Other income (expense):
Interest expense	(140)	(116)
Interest income	4	—
Foreign currency transaction gains (losses)	(8)	13

Change in fair value of warrant and option liabilities	(3,999)	(2,400)
Change in fair value of convertible notes	(1,312)	(3,107)
Loss on extinguishment of convertible notes	(1,283)	—
Total other expense	(6,738)	(5,610)
Net loss	(7,808)	(6,779)
Net loss per weighted average share, basic and diluted	$(0.19)	$(0.22)
Weighted average shares outstanding:
Basic and diluted	41,670	30,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(7,808)	$(6,779)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(19)
Other comprehensive income (loss)	—	(19)
Comprehensive loss	$(7,808)	$(6,798)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,808)	$(6,779)
Depreciation and amortization	13	8
Stock-based compensation expense	68	222
Change in fair value of warrant and option liabilities	3,999	2,400
Change in fair value of convertible notes	1,312	3,107
Loss on extinguishment of convertible notes	1,283	—
Non-cash interest expense	95	66
Change in assets and liabilities:
Restricted cash	(500)	—
Accounts receivable	27	154
Inventories	71	(30)
Prepaid expenses and other current assets	(483)	(108)
Accounts payable	(39)	(19)
Deferred revenue	(69)	—
Accrued liabilities	(127)	30
Net cash flows used in operating activities	(2,158)	(949)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	3,504	—
Net proceeds from issuance of convertible notes and warrants	250	—
Net cash provided by financing activities	3,754	—
Effect of exchange rate changes on cash and cash equivalents	9	(35)
Net (decrease) increase in cash and cash equivalents	1,605	(984)
Cash and cash equivalents at beginning of period	258	2,585
Cash and cash equivalents at end of period	$1,863	$1,601
Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$50
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$844	$—

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

For the quarter ended March 31, 2013, the Company incurred a net loss from operations before taxes of approximately $7,808,000 and used cash in operations of approximately $2,158,000.  As of March 31, 2013, cash and cash equivalents were $1,863,000.  Management expects that quarterly losses and negative cash flows will continue during 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses during 2013, management is currently investigating ways to raise additional capital that can be completed in the next several months. The Company believes that its existing resources, based on its currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013. The Company was able to raise an additional $4,040,000 in capital on February 22, 2013, through the completion of financing with Palladium Capital Advisors LLC., (see Note 9 — Sale of Common Stock).  The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of March 31, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$—	$143
Finished goods	89	39
	$89	$182

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

During the three months ended March 31, 2013, the Company did not grant any options to purchase shares of the Company’s common stock.

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

During the year ended December 31, 2012, the Company issued an aggregate of 2,083,338 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  During the quarter ended March 31, 2013 the Company issued an aggregate of 416,668 shares of common stock resulting in $56,250 of compensation expense.  These shares vested immediately but are restricted from being sold for a period of six months from the date of issuance.  The contract with Garden State Securities, Inc. and JFS Investments, Inc. terminated in February 2013. No further stock issuances will occur under this agreement.

As of March 31, 2013, there were 674,156 shares of common stock available to be granted under the 2005 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	5,592	$0.21	3.21	$6,500
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2013	5,592	$0.21	3.00	$3,900
Exercisable, March 31, 2013	5,042	$0.21	2.36	$3,500

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $12,000 in the three months ended March 31, 2013, as compared to $28,000 in the three months ended March 31, 2012.  The Company also recorded compensation expense of $56,000 related to the issuance of restricted common shares during the three months ended March 31, 2013 as compared to $206,000 in the three months ended March 31, 2012.  As of March 31, 2013, the Company had $53,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 0.89 years.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three months ended March 31, 2013 or 2012.  At March 31, 2013, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met.  During the first quarter of 2013, the Company deferred $47,000 of revenues related to shipments to its distributor in Italy, Artech, because not all revenue recognition criteria were met.  The Company expects this revenue to be recognized in 2013.

6.                                      Loss per Share

In the three months ended March 31, 2013 and 2012, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, Rights To Shares Agreement (see Note 9), investor warrants or convertible notes, since their inclusion would be antidilutive.

For the three months ended March 31, 2013, 166,739,613 shares attributable to outstanding warrants, convertible notes, the Rights To Shares Agreement and stock options, and for the three months ended March 31, 2012, 45,405,000 shares attributable to outstanding warrants, convertible notes and stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Total Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2013 was $7,808,000 compared to $6,798,000 in the three months ended March 31, 2012.  Comprehensive loss is comprised of the net loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at March 31, 2013 or December 31, 2012.

9.                                      Sale of Common Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) with a number of accredited investors, whereby the Company sold an aggregate of 26,933,333 shares of common stock at $0.15 per share (the “Purchase Price”) and issued warrants to purchase an additional 26,933,333 shares of common stock (the “Investor Warrants”) with gross proceeds to the Company of $4,040,000. After payment of the placement agent fees and other expenses, the Company received net proceeds of approximately $3,504,000.  As part of the fee for its placement agent services, the Company also issued Palladium Capital Advisors a warrant to purchase 1,885,333 shares of common stock (together with the Investor Warrant, the “2013 Warrants”) on the same terms and conditions as the investors under the SPA.  The shares of common stock sold in the offering are subject to certain piggyback registration rights as well as certain other protections, including price protection, as discussed below.

The SPA provides that for a period of 24 months after the later of (i) February 22, 2013, or (ii) the public announcement of FDA approval for RenalGuard for sale in the United States, and so long as the 2013 Investors hold the shares purchase pursuant to the SPA; in the event that the Company issues or sells any shares of common stock or any common stock equivalent at a price less than the Purchase Price (a “Share Dilutive Issuance”), the Company shall issue additional shares of common stock so that total amount paid by the investor to acquire the shares, divided by the number of shares held by the investor pursuant to the SPA, plus the additional shares issued as a result of a Share Dilutive Issuance, equals the price per share paid in the Share Dilutive Issuance.  This provision also extends to any commons shares that are issued pursuant to an exercise of the 2013 Warrants.

In conjunction with the SPA, the Company entered into a Right To Shares Agreement with one of the investors.  Pursuant to this agreement, in lieu of issuing 7,000,000 of the common shares purchase by the investor, the Company shall be obligated to issue, and the investor has the right to up to 7,000,000 shares of the Company’s common stock.  No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable.  The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance.  If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”).  As of March 31, 2013, the Company has reserved, but not issued 7,000,000 shares of common stock pursuant to the Right To Shares Agreement.

The SPA also provides the investors with the option, for a period through November 21, 2013, to purchase on the same terms and with the same rights as the February 2013 initial closing an equal number of shares of common stock and 2013 Warrants equal to up to one-half of the shares of common stock and 2013 Warrants purchased by the purchaser at the initial closing (“2013 SPA Option”). The following is a summary of the 2013 SPA Option for the three months ending March 31, 2013:

2013 SPA Option	Shares and Warrants	Exercise Price
Beginning balance at February 22, 2013	13,466,667	$0.15
Add: Adjustments	—	n/a
Ending balance at March 31, 2013	13,466,667	$0.15

The 2013 Warrants have a term of five-years and are immediately exercisable for an aggregate 28,818,666 shares of common stock purchased at an exercise price of $0.20 per share.  The exercise price of the 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. The 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the 2013 Warrants. The 2013 Warrants contain limitations on the holder’s ability to exercise the 2013 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The following is a summary of the 2013 Warrants for the three months ending March 31, 2013:

The 2013 Warrants	Warrants	Exercise Price
Beginning balance at February 22, 2013	28,818,666	$0.20
Add: Adjustments	—	n/a
Ending balance at March 31, 2013	28,818,666	$0.20

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

Upon issuance, the 2013 Warrants and 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability.  A Monte Carlo simulation model was used to estimate the fair value of the 2013 Warrants and 2013 SPA Option resulting in grant date fair values of $2,759,000 and $1,211,000, respectively (see Note 11 — Fair Value Measures).

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement.  The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and March 31, 2013.

Allocation of SPA Proceeds

The Company first allocated the proceeds of the SPA to the fair value of the 2013 Warrants and 2013 SPA Option. When the issuance costs were considered, the aggregate fair value of the 2013 Warrants and 2013 SPA Option exceeded the net proceeds of the SPA. The Company recorded the difference as a reduction of additional paid in capital.

The SPA requires the Company to use $1,000,000 of the proceeds received from the SPA for investor relations.  The Company engaged an investor relations firm and made an initial payment of $500,000 on the date of the SPA closing.  The remaining $500,000 is held in escrow account and will be released to the investor relations firm on the six month anniversary of the closing.  The Company has recorded the cash held in escrow as restricted cash on the balance sheet. The Company is amortizing the investor relations payments over the one-year estimated period of performance for the investor relations services.

10.                               Convertible Notes and Warrants

Features of the Convertible Notes and Investor Warrants

On February 22, 2011 (the “Original Issue Date”), the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) and a 5% Senior Secured Convertible Debenture Agreement (the “Note Agreement”) with GCP IV LLC (the “Investors” or “Holders”) pursuant to which the Company agreed to issue and sell in a private placement to the Investors an aggregate principal amount of $4,000,000 of convertible notes due February 22, 2014 (the “2011 Convertible Notes”) and warrants to purchase 40,000,000 shares of common stock at $0.15 per share (the “2011 Warrants”).  Under the terms of the Securities Purchase Agreement, the Company had the opportunity to raise up to an additional $2,000,000 from the Holders in two separate $1,000,000 tranches, based upon meeting certain operational milestones within certain periods of time.  The deadline for achieving the operational milestones for the first $1,000,000 tranche expired in February 2012 without the Company achieving such milestones; however, the Investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1,000,000 tranche (the “2012 Convertible Notes”) and issuance of warrants to purchase 10,000,000 shares of common stock at $0.15 per share and 10,000,000 shares of common stock at $0.25 per share (the “2012 Warrants”)   which was completed on July 2, 2012.  On January 16, 2013 the Company entered into an amendment and waiver to the Purchase Agreement to provide for the issuance of an additional $250,000 of 5% Senior Secured Convertible Debentures (the “Third Tranche Convertible Notes”) maturing on January 16, 2016 and warrants exercisable for a period of five years to purchase up to 2,500,000 shares of common stock at an exercise price of $0.15 per share (the “Third Tranche Warrants”).

The convertible notes and the Purchase Agreement covering both are secured by a security interest in all assets of the Company and its subsidiaries and all such obligations are guaranteed jointly and severally by the Company’s Subsidiaries. The convertible notes also contain non-financial covenants which limit the Company and its subsidiaries from incurring subsequent indebtedness, incur liens, and amend organizational documents, repurchasing or repaying other debt, paying cash dividends and entering into affiliate transactions.

On February 22, 2013, simultaneous with the closing of the SPA, the Company entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) with the Holder under which the Holder agreed to (a) increase the number of shares exercisable under the 2011 and 2012 Warrants from an aggregate 50,000,000 shares to 81,578,946 shares and to modify both the exercise price and the “VWAP price” of the 2011 and 2012  Warrants to $0.098 and $0.155, respectively, (b)  return to the Company for forfeiture the remaining warrants previously issued to purchase an aggregate 12,500,000 shares of common stock, (c)  extend the due date for the 2012 Convertible Notes from February 22, 2014 to June 30, 2015, (d) until February 22, 2014, without the prior written consent from the majority of the investors under the SPA, forbear from declaring any Event of Default (as defined in the original debenture, and (e) relinquish its right to purchase up to an additional $750,000 in debentures under the terms of the original 2011 Securities Purchase Agreement.  The terms of the individual tranches of convertible notes and warrants issued pursuant to this agreement and the impact of the Amendment and Waiver Agreement are discussed below.

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

The Holders may convert the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at the conversion price of $0.10 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

Due to the Amendment and Waiver agreement, the Company is required to repay, in cash, any outstanding principal amount of the Convertible Notes on June 30, 2015 and is not permitted, except upon entering into a change of control transaction or fundamental transaction as noted above, to prepay any portion of the principal amount without prior written consent of the Holders.

2011 Warrants

On February 22, 2011, in connection with the issuance of the 2011 Convertible Notes, the Company issued warrants for the purchase of up to 40,000,000 shares of common stock at the exercise price of $0.15 per share and with an expiration date of February 22, 2016 (the “Warrants”). On February 22, 2013, as per the terms of the Amendment and Waiver Agreement, the Company canceled the original warrants and re-issued new warrants for the purchase of up to 65,263,156 shares of common stock at an exercise price of $0.098 per share.

The 2011 Warrants are exercisable by a cashless exercise to purchase shares of the Company’s common stock (the “Warrant Shares”). The Exercise Price of the Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Exercise Price.

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

During the three months ended March 31, 2013 8,749,999 of the 2011 Warrants were exercised pursuant to the cashless exercise provisions resulting in the issuance of 3,217,741 shares of common stock.  Additionally, the Company was notified by investors during the three months ended March 31, 2013 of the intent to exercise 5,438,596 of the 2011 Warrants, which would result in the issuance of 2,000,000 shares of common stock.  These shares of common stock were issued in April 2013.

The following is a summary of the 2011 Warrants outstanding for the three months ending March 31, 2013:

	2011 Warrants	Exercise Price
Beginning balance — December 31, 2012	40,000,000	$0.15
Less: Canceled	(40,000,000)	0.15
Add: Issued	65,263,156	0.098
Less: Exercised	(8,749,999)	0.098
Ending Balance — March 31, 2013	56,513,157	$0.098

2012 Convertible Notes

The 2012 Convertible Notes contains the same terms as the 2011 Convertible Notes and require payment of interest at the rate of 5% per annum, payable quarterly and mature on July 2, 2015.  The Second Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Second Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.10 per share (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

2012 Warrants

On July 2, 2012, in conjunction with the issuance of the 2012 Convertible Notes, the Company issued warrants for the purchase of up to 20,000,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 10,000,000 shares of common stock at an initial purchase price of $0.15 per share and the remaining 10,000,000 shares of common stock at an initial purchase price of $0.25 per share. The terms of the 2012 Warrants are identical to those of the 2011 Warrants, except that the 2012 Warrants are exercisable for a period of five years from the date of issuance and contain different exercise prices. On February 22, 2013, as per the terms of the Amendment and Waiver Agreement, the Company canceled the original warrants and re-issued new warrants for the purchase of up to 16,315,790 shares of common stock at an initial purchase price of $0.098. The following is a summary of the 2012 Warrants outstanding for the three months ending March 31, 2013:

$0.15 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.15
Less: Canceled	(10,000,000)	0.15
Add: Issued	16,315,790	0.098
Less: Exercised	—	—
Ending balance at March 31, 2013	16,315,790	$0.098

$0.25 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.25
Less: Canceled	(10,000,000)	0.25
Less: Exercised	—	—
Ending balance at March 31, 2013	—	$—

Third Tranche Convertible Notes

The Third Tranche Convertible Notes, which were issued on January 16, 2013, contains the same terms as the 2011 and 2012 Convertible Notes and require payment of interest at the rate of 5% per annum, payable quarterly and mature on January 16, 2016.  The Third Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Third Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.10 per share (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

The Third Tranche Convertible Notes may be redeemed at the option of the Company on the same terms as the 2011 and 2012 Convertible Notes only in connection with a change of control or other fundamental transaction of the Company and subject to the satisfaction of other conditions including, without limitation, that the shares issuable upon conversion of the debentures are freely tradable and that there is no event of default.

Third Tranche Warrants

On January 16, 2013, in connection with the Third Tranche Convertible Notes, the Company issued warrants for the purchase of up to 2,500,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 2,500,000 shares of common stock at an initial purchase price of $0.15 per share. On February 22, 2013, per the terms of the Amendment and Waiver Agreement, the Third Tranche Warrants were canceled. The following is a summary of the 2012 Warrants outstanding for the three months ending March 31, 2013:

Third Tranche Warrants	Warrants	Exercise Price
Beginning balance at January 16, 2013	2,500,000	$0.15
Less: Canceled warrants	(2,500,000)	0.15
Ending balance at March 31, 2013	—	$—

Accounting for the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, 2011 Warrants, 2012 Warrants, and Third Tranche Warrants

2011 Convertible Notes, 2012 Convertible Notes, and Third Tranche Convertible Notes

The Company has determined that the 2011 Convertible Notes, 2012 Convertible Notes and Third Tranche  Convertible Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with each convertible note.   As permitted under ASC 825-10-10 — Financial Instruments, as it relates to the fair value option, the Company has elected, as of the original issuance date of each convertible note, to measure the 2011 Convertible Notes, 2012 Convertible Notes, and the Third Tranche Convertible Notes in their entirety at fair value with changes in fair value recognized in the Consolidated Statement of Operations as either a gain or loss until the notes are settled.  As such, the Company has appropriately valued the embedded derivatives as a single hybrid contract together with the convertible notes. This election was made by the Company after determining the aggregate fair value of the convertible notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in the convertible notes.

Pursuant to the guidance of ASC 815-40-15 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), the 2011 Warrants, 2012 Warrants and Third Tranche Warrants were not considered indexed to the Company’s own stock.  As a result these instruments have been account for as freestanding derivative instruments and classified as a liability recorded at fair value at each reporting period.

The Amendment and Waiver Agreement triggered a greater than 10% change in the present value of cash flows of the convertible notes and associated warrants.  As a result, the Company has treated the Amendment and Waiver Agreement as a debt extinguishment where the carrying value of the convertible notes and warrants prior to the amendment were removed from the Company’s books and the fair value of the amended convertible notes and warrants was recorded.  The resulting difference in value was recorded as a $1,283,000 loss on the extinguishment of debt.  The impact to each of the convertible notes and associated warrants is discussed below.

2011 Convertible Notes and 2011 Warrants

Upon issuance of the 2011 Convertible Notes, the Company allocated the proceeds received to the 2011 Convertible Notes and 2011 Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the 2011 Convertible Notes.  The carrying value of the 2011 Convertible Notes has been adjusted to fair value each reporting period.  During the three months ended March 31, 2012 the Company amortized $66,000 of the debt discount and recorded a $3,107,000 adjustment to the fair value of the notes as a component of other income (expense).

As a result of the Amendment and Waiver Agreement the carrying value of the 2011 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of March 31, 2013, the 2011 Warrants have been marked to fair value resulting in a derivative liability of $5,086,000. The charge to other income (expense) for the change in fair value of the 2011 Warrants for the three months ended March 31, 2013 and 2012 was $3,930,000 and $2,400,000, respectively.

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $6,070,000 as of February 22, 2013.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $38,000 of the debt discount and wrote off the remaining debt discount of $265,000.  As of March 31, 2013, the Convertible Notes have been marked to fair value resulting in a derivative liability of $7,200,000.  The net charge to other income (expense) for the loss on extinguishment and adjustments to fair value was $652,000 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

During the three months ended March 31, 2013 certain holders of the 2011 Warrants exercised warrants to purchase 8,749,999 shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 3,217,741 shares of the Company’s common stock.  The cashless exercise resulted in the $844,000 exercise date fair value of the 2011 Warrants exercised being reclassified as a component of common stock in equity.

2012 Convertible Notes and 2012 Warrants

Upon issuance of the 2012 Convertible Notes, the Company allocated the proceeds received to the Second Tranche Convertible Notes and 2012 Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Second Tranche Convertible Notes to be $417,000.  The debt discount in the amount of $583,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes. The carrying value of the 2011 Convertible Notes has been adjusted to fair value each reporting period.

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,516,000 as of February 22, 2013. As of March 31, 2013, the 2012 Convertible Notes have been marked to fair value resulting in a derivative liability of $1,800,000.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $55,000 of the debt discount and wrote off the remaining debt discount of $462,000.  The net charge to other income (expense) for the loss on extinguishment and adjustments to fair value was $157,000 for the three months ended March 31, 2013.

As a result of the Amendment and Waiver Agreement the carrying value of the 2012 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of March 31, 2013, the 2012 Investor Warrants have been marked to fair value resulting in a derivative liability of $1,958,000. The charge to other income (expense) for the three months ended March 31, 2013 was a loss of $958,000.

Third Tranche Convertible Notes and Third Tranche Warrants

Upon issuance of the Third Tranche Convertible Notes in January 2013, the Company allocated the proceeds received to the Third Tranche Convertible Notes and Third Tranche Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Third Tranche Convertible Notes to be $142,000.  The Third Tranche Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $394,000.

The debt discount in the amount of $108,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes.

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $386,000 as of February 22, 2013.  As of March 31, 2013, the Third Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $482,000.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $2,000 of the debt discount and wrote off the remaining debt discount of $106,000.  The net charge to other income (expense) was a loss of $86,000 for the three months ended March 31, 2013.

Upon issuance of the Third Tranche Warrants, the Company allocated $108,000 of the initial proceeds to the Third Tranche Warrants and immediately marked them to fair value resulting in a derivative liability of $300,000.  As of March 31, 2013, the Third Tranche Warrants have been canceled as per the terms of the Amendment and Waiver Agreement. The charge to other income (expense) for the three months ended March 31, 2013 was a gain of $108,000.

11.                               Fair Value Measures

As of December 31, 2012, the Company had Level 3 fair value measurements related to convertible notes of $8,098,000 and $3,800,000 related to warrant liabilities.

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$9,482,000	$—	$—	$9,482,000
Warrant liabilities	$12,481,000	$—	$—	$12,481,000
Total Liabilities	$21,963,000	$—	$—	$21,963,000

A summary of changes in the Convertible Notes, Second Tranche Convertible Notes, Third Tranche Convertible Notes, Investor Warrants, 2012 Warrants, Third Tranche Warrants, and the 2013 Warrants and Additional 2013 Warrants as of December 31, 2012 and March 31, 2013 is as follows:

	Fair Value of 2011 Convertible Notes	Fair Value of 2011 Warrant Liabilities	Fair Value of 2012 Convertible Notes	Fair Value of 2012 Warrant Liabilities	Fair Value of Third Tranche Convertible Notes	Fair Value of Third Tranche Warrant Liabilities	2013 Warrants	2013 SPA Option	Total
Balance December 31, 2011	$5,327,000	$1,600,000	$—	$—	$—	$—	$—	$—	$6,927,000
Amortization of debt discount	$66,000	$—	$—	$—	$—	$—	$—	$—	$66,000
Fair value adjustment	$3,107,000	$2,400,000	$—	$—	$—	$—	$—	$—	$5,507,000
Balance March 31, 2012	$8,500,000	$4,000,000	$—	$—	$—	$—	$—	$—	$12,500,000

Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$—	$—			$11,898,000
Allocation of initial proceeds	$—	$—	$—	$—	$142,000	$108,000	$—	$—	$250,000
Initial fair value adjustment	$—	$—	$—	$—	$252,000	$192,000	$—	$—	$444,000

January 16, 2013	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$394,000	$300,000	$—	$—	$12,592,000

Amortization of debt discount	$38,000	$—	$55,000	$—	$2,000	$—	$—	$—	$95,000
Fair value adjustment	$(370,000)	$—	$(72,000)	$—	$(8,000)	$—	$—	$—	$(450,000)
Carrying value of old debt at modification	$(6,178,000)	$—	$(1,571,000)	$—	$(388,000)	$—	$—	$—	$(8,137,000)
Fair value of new debt at modification	$6,070,000	$—	$1,516,000	$—	$386,000	$—	$—	$—	$7,972,000
Modification of warrants	$—	$1,916,000	$—	$632,000	$—	$—	$—	$—	$2,548,000
Cancellation/retirement of warrants	$—	$—	$—	$(800,000)	$—	$(300,000)	$—	$—	$(1,100,000)
Fair value of instruments at issuance	$—	$—	$—	$—	$—	$—	$2,759,000	$1,211,000	$3,970,000

February 22, 2013	$6,070,000	$3,916,000	$1,516,000	$1,632,000	$386,000	$—	$2,759,000	$1,211,000	$17,490,000

Exercise of warrants	$—	$(844,000)	$—	$—	$—	$—	$—	$—	$(844,000)
Fair value adjustment	$1,130,000	$2,014,000	$284,000	$326,000	$96,000	$—	$884,000	$583,000	$5,317,000

March 31, 2013	$7,200,000	$5,086,000	$1,800,000	$1,958,000	$482,000	$—	$3,643,000	$1,794,000	$21,963,000

Valuation — Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the Warrant Liabilities, 2013 SPA Option and Convertible Notes as of the December 31, 2012 balance sheet date, February 22, 2013 Amendment and Waiver Agreement date and the March 31, 2013 balance sheet date are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

2011 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the 2011 Warrants as of December 31, 2012, February 22, 2013, and March 31, 2013. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	March 31, 2013
Stock Price	$0.15	$0.14	$0.17
Exercise Price	$0.15	$0.15	$0.098
Expected Life (in years)	3.15	3.00	2.90
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.39%	0.40%	0.24%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.15 Warrants as of December 31, 2012, February 22, 2013, March 31, 2013.

Input	December 31, 2012	February 22, 2013	March 31, 2013
Stock Price	$0.15	$0.14	$0.17
Exercise Price	$0.15	$0.15	$0.098
Expected Life (in years)	4.50	4.38	4.26
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.63%	0.70%	0.62%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835

$0.25 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.25 Warrants as December 31, 2012.  These warrants were canceled on February 22, 2013.

Input	December 31, 2012
Stock Price	$0.15
Exercise Price	$0.25
Expected Life (in years)	4.50
Stock Volatility	100%
Risk-Free Rate	0.63%
Dividend Rate	0%
Outstanding Shares of Common Stock	32,434,430

Third Tranche Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the Third Tranche Warrants as of January 16, 2013. These warrants were canceled on February 22, 2013.

Input	January 16, 2013
Stock Price	$0.15
Exercise Price	$0.15
Expected Life (in years)	5
Stock Volatility	110%
Risk-Free Rate	0.75%
Dividend Rate	0%
Outstanding Shares of Common Stock	32,434,430

2013 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the 2013 warrants as of February 22, 2013 and March 31, 2013.

Input	February 22, 2013	March 31, 2013
Stock Price	$0.12	$0.16
Exercise Price	$0.20	$0.20
Expected Life (in years)	5	4.90
Stock Volatility	110%	110%
Risk-Free Rate	0.84%	0.75
Number of Steps	100,000	100,000
Outstanding Shares of Common Stock	59,576,097	64,389,835

2013 SPA Option

The 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at February 22, 2013 and March 31, 2013.

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the 2013 SPA Option as of February 22, 2013 and March 31, 2013.

Input	February 22, 2013	March 31, 2013
Stock Price	$0.14	$0.17
Exercise Price	$0.15	$0.15
Expected Life (in years)	0.75	0.64
Stock Volatility	110%	110%
Risk-Free Rate	0.15%	0.84%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	73,042,764	77,856,502

A  Monte Carlo simulation model was also utilized to estimate the fair value of the 2013 SPA Option as of February 22, 2013 and March 31, 2013.

Input	February 22, 2013	March 31, 2013
Stock Price (simulated)	$0.10	$0.66
Exercise Price	$0.20	$0.20
Expected Life (in years)	5.00	5.00
Stock Volatility	110%	110%
Risk-Free Rate	1.158%	1.025%
Number of Steps	10,000	10,000

2011 Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of December 31, 2012, February 22, 2012 and March 31, 2013. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	March 31, 2013
Stock Price	$0.15	$0.14	$0.17
Strike Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	1.15	2.35	2.25
Stock Volatility	105%	100%	100%
Risk-Free Rate	0.17%	0.32%	0.28%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835
Effective discount rate	13.1%	13.2%	11.6%
Probability of forced redemption	20%	20%	20%

2012 Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the 2012 Convertible Notes as of December 31, 2012, February 22, 2012 and March 31, 2013.. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	March 31, 2013
Stock Price	$0.15	$0.14	$0.17
Exercise Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	2.50	2.35	2.25
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.31%	0.32%	0.28%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835
Effective discount rate	13.2%	13.2%	13.2%
Probability of forced redemption	20%	20%	20%

Third Tranche Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the Tranche Three Convertible Notes as of January 16, 2012, February 22, 2012 and March 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	January 16, 2013	February 22, 2013	March 31, 2013
Stock Price	$0.15	$0.14	$0.17
Exercise Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	3	2.90	2.80
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.36%	0.39%	0.34%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835
Effective discount rate	13.2%	13.2%	13.2%
Probability of forced redemption	20%	20%	20%

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

•                  With respect to the 2011 Convertible Notes, 2012 Convertible Notes and Third Tranche Convertible Notes, the Company is expected to pay all accrued interest due to the Holders on each Interest Payment Date;

•                  With respect to the 2011 Convertible Notes, 2012 Convertible Notes and Third Tranche Convertible Notes, based upon management’s expectations for a change of control or fundamental transaction to occur prior to the maturity date of the 2011 Convertible Notes, 2012 Convertible Notes and Third Tranche Convertible Notes, a low probability of a forced redemption;

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

As of March 31, 2013, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2013	$31
2014	30

Total	$61

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

13.                               Subsequent Event

The Company has evaluated all events or transactions through the date of this filing. During this period the Company identified the following events for disclosure:

During the first quarter of 2013, 5,438,596 of the 2011 warrants were exercised pursuant to the cashless exercise provisions resulting in the issuance of 2,000,000 shares of common stock in April 2013.

During the second quarter of 2013 certain holders of the Company’s 5% Senior Secured Convertible Debentures converted $300,000 of debentures at an exercise price of $0.10 per share resulting in the issuance of 3,000,000 shares of the Company’s common stock.

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

Our distributor of RenalGuard in Italy, Artech, accounted for 31% and 0% of our total revenues in the quarters ended March 31, 2013 and 2012, respectively. Discomed, our distributor in Brazil, accounted for 28% of our total revenues in the quarter ended March 31, 2013 and 0% of our revenues in the quarter ended March 31, 2012. ACIST, our distributor in France and Germany, accounted for 18% of our total revenues in the quarter ended March 31, 2013 and 0% of our RenalGuard revenues in the quarter ended March 31, 2012.

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

For the quarter ended March 31, 2013, we incurred a net loss from operations before taxes of approximately $7,853,000 and used cash in operations of approximately $2,158,000.  As of March 31, 2013, cash and cash equivalents were $1,863,000.  Management expects that quarterly losses and negative cash flows will continue during 2013.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements are based upon the application of significant accounting policies, many of which require us to make significant estimates and assumptions (see Note 2 to the Condensed Consolidated Financial Statements). We believe that the following are some of the more material judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Valuation of Convertible Notes, Warrant and Option Liabilities

The valuation of our convertible notes,warrant and option liabilities as derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met. As of March 31, 2013 and 2012, we had deferred revenue balances of $248,000 and $277,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended March 31, 2013, we recognized $106,000 in revenue of previously deferred revenue upon the receipt of cash.  We did not recognize any revenue from Artech in the quarter ended March 31, 2012.

Results of Operations

Results for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Increase (decrease)
	2013	2012	over 2012
	$	$	$	%
	(dollars in thousands)

Total Revenues	348	20	328	1,640
Total Cost of revenues	179	13	166	1,277
Gross profit	169	7	162	2,314
Selling, general & administrative expenses	685	661	24	4
Research and development expenses	554	515	39	8
Total operating expenses	1,239	1,176	63	5
Loss from operations	(1,070)	(1,169)	99	(8)
Interest expense	(140)	(116)	(24)	21
Interest income	4	—	4	—
Foreign currency transaction gains	(8)	13	(21)	100
Change in fair value of warrant liabilities	(3,999)	(2,400)	(1,599)	67
Change in fair value of convertible notes	(1,312)	(3,107)	1,795	(58)
Loss on extinguishment of convertible notes	(1,283)	—	(1,283)	100
Total other expense	(6,738)	(5,610)	(1,128)	22
Net Loss	(7,808)	(6,779)	(1,029)	15

Product Sales

Revenues increased $328,000 or 1,640% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. RenalGuard Console sales increased $162,000 or 1,991% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to a higher volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues increased $166,000 or 1,331% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to a higher volume of RenalGuard single-use sets sold to international distributors.  As of March 31, 2013 and 2012, we had deferred revenue balances of $248,000 and $277,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended March 31, 2013, we recognized $106,000 in revenue of previously deferred revenue upon the receipt of cash.  We did not recognize any revenue from Artech in the quarter ended March 31, 2012.

Gross Profit

Gross profit was $169,000, or 49% of total revenues, in the three months ended March 31, 2013, as compared with gross profit of $7,000, or 35% of total revenues, in the three months ended March 21, 2012.  Gross margin generated from the low volume of RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 4% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2011.  The increase was due to higher investor relations expense during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Research and Development Expenses

Research and development expenditures increased 8% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to RenalGuard U.S. clinical trial costs.

As we continue our U.S. clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase in 2013.

Other Income (Expense)

In February 2011, we entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in the Condensed Consolidated Financial Statements. In July 2012, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  In January 2013, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  As a result of these three transactions, interest expense on the Convertible Notes, Second Tranche Convertible Notes, and Third Tranche Convertible Notes of $140,000 in the three months ended March 31, 2013, and $116,000 in the three months ended March 31, 2012, was recorded.

We recorded other expense of $3,999,000 in the three months ended March 31, 2013 as compared to $2,400,000 in the three months ended March 31, 2012, as a result of a fair value adjustment related to our Warrant and Option Liabilities. We recorded other expense of $1,312,000 in the three months ended March 31, 2013 as compared to other expense of $3,107,000 in the three months ended March 31, 2012 as a result of a fair value adjustment related to the Convertible Notes. We also recorded other expense of $1,283,000 in the three months ended March 31, 2013 related to the modification of convertible notes and warrants.

Net Loss

In the three months ended March 31, 2013, our net loss increased by $1,029,000 primarily due to expenses related to the fair value adjustments of our Convertible Notes, Warrant and Option Liabilities and costs incurred related to the modification of our convertible notes and our warrant liabilities.

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

Under the terms of the Securities Purchase Agreement entered into in February 2011, we had the opportunity to raise up to an additional $2 million from the Holders of the Convertible Notes in two separate $1 million tranches, based upon meeting certain operational milestones within certain periods of time. The deadline for achieving the operational milestones for the first $1 million tranche expired in February 2012 without our achieving such milestones; however, the investors agreed to waive both the deadline and the achievement of these milestones as a condition for the investment of the first additional $1 million and invested such funds in July 2012. On February 22, 2013 we entered into a Securities Purchase Agreement with a number of accredited investors which revised certain terms of this Securities Purchase Agreement, including the cancellation of remaining milestone investments. See Note 10 to our condensed consolidated financial statements for additional disclosure surrounding this amendment.

On July 2, 2012 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $1,000,000 of 5% Senior Secured Convertible Debentures maturing on July 2, 2015, (ii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.15 per share and (iii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.25 per share. On February 22, 2013 we entered into a Securities Purchase Agreement with a number of accredited investors which revised certain terms of this Securities Purchase Agreement, including the cancellation of the $0.25 warrants and a repricing of the $0.15 Warrants. See Note 10 to our condensed consolidated financial statements for additional disclosure surrounding this amendment.

On January 16, 2013 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $250,000 of 5% Senior Secured Convertible Debentures maturing on January 16, 2016 (ii) warrants exercisable for a period of five years to purchase up to 2,500,000 shares of common stock at an exercise price of $0.15 per share.  On February 22, 2013 we entered into a Securities Purchase Agreement with a number of accredited investors which revised certain terms of this Securities Purchase Agreement. See Note 10 to our condensed consolidated financial statements for additional disclosure surrounding this amendment.

On February 22, 2013, we entered into a Securities Purchase Agreement with a number of accredited investors, whereby we sold an aggregate of 26,933,333 shares of common stock and warrants to purchase an additional 26,933,333 shares of common stock (the “Warrants”) with gross proceeds of $4,040,000 to these accredited investors. We intend to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, we anticipate net proceeds of approximately $2.5 million. See Note 9 to our condensed consolidated financial statements for additional disclosure surrounding this agreement.

Cash and cash equivalents totaled $1,863,000 as of March 31, 2013, an increase of $1,605,000 from $258,000 recorded as of December 31, 2012.  We also had restricted cash of $500,000 as of March 31, 2013 as required per the terms of the Securities Purchase Agreement we entered into on February 22, 2013.  These funds are reserved for investor relations awareness and related activities. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services.  We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013.

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

Cash flows used in operating activities in the three months ended March 31, 2013 were $2,158,000 due to our net loss, partially offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; 5) modification of convertible notes and warrants; and 6) retirement of warrants. Cash flows from financing activities in the three months ended March 31, 2013 were $3,754,000 from the issuance of 26,933,333 shares of common stock with net proceeds of $3,504,000 and convertible notes with proceeds of $250,000. The effect of exchange rate changes was a $9,000 increase in cash.

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

•                  Certain of our holders of common stock and warrants may be able to exert significant control over the company through restrictive covenants contained in such purchase agreements or through the conversion to our equity securities of the warrants issued and/or issuable to these holders of common stock as well as certain antidilution protection rights;

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective based on those criteria.

This quarterly report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Pursuant to Item 308(b) of Regulation S-K, we are not required to provide such an attestation report because we are a smaller reporting company.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: May 15, 2013	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.