Form 10-Q
period 2013-06-30
PLC SYSTEMS INC
filed 2013-08-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common Stock, no par value	67,480,399

PLC SYSTEMS INC.

Part I.        Financial Information

Item 1.       Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,128	$258
Restricted cash	500	—
Accounts receivable, net of allowance of $2 at June 30, 2013 and December 31, 2012, respectively	210	402
Inventories	161	182
Prepaid expenses and other current assets	209	178
Total current assets	2,208	1,020
Equipment, furniture and leasehold improvements, net	63	67
Other assets	4	4
Total assets	2,275	$1,091
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$432	$377
Accrued compensation	67	78
Accrued other	395	368
Deferred revenue	51	317
Total current liabilities	945	1,140
Convertible notes	5,855	8,098
Warrant and option liabilities	5,209	3,800
Commitments and Contingencies (Note 7)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 66,480 shares issued and outstanding; 7,000 unissued and reserved at June 30, 2013; and 32,434 shares issued and outstanding at December 31, 2012	96,348	93,893
Additional paid in capital	1,151	1,540
Accumulated deficit	(106,977)	(107,114)
Accumulated other comprehensive loss	(256)	(266)
Total stockholders’ deficit	(9,734)	(11,947)
Total liabilities and stockholders’ deficit	$2,275	$1,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$372	$363	$721	$383
Cost of revenues	135	211	314	224
Gross profit	237	152	407	159
Operating expenses:
Selling, general and administrative	965	564	1,650	1,225
Research and development	558	554	1,113	1,069
Total operating expenses	1,523	1,118	2,763	2,294
Loss from operations	(1,286)	(966)	(2,356)	(2,135)
Other income (expense):
Interest expense	(62)	(116)	(202)	(232)
Interest income	1	—	4	—
Foreign currency transaction gains (losses)	3	(28)	(5)	(14)

Change in fair value of warrant and option liabilities	6,113	—	2,114	(2,400)
Change in fair value of convertible notes	3,177	(354)	1,865	(3,461)
Other income	—	20	—	20
Loss on extinguishment of convertible notes	—	—	(1,283)	—
Total other income (expense)	9,232	(478)	2,493	(6,087)
Net income (loss)	$7,946	$(1,444)	$137	$(8,222)
Net income (loss) per weighted average share, basic	$0.12	$(0.05)	$0.00	$(0.27)
Net income per weighted average share, diluted	$0.01	$—	$0.00	$—
Weighted average shares outstanding:
Basic	63,922	30,983	52,858	30,668
Diluted	137,764	—	59,960	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$7,946	$(1,444)	$137	$(8,222)
Other comprehensive income (loss)
Foreign currency translation adjustments	10	—	10	(19)
Other comprehensive income (loss)	10	—	10	(19)
Comprehensive income (loss)	$7,956	$(1,444)	$147	$(8,241)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$137	$(8,222)
Depreciation and amortization	26	20
Stock-based compensation expense	77	299
Change in fair value of warrant and liabilities	(2,114)	2,400
Change in fair value of convertible notes	(1,865)	3,461
Loss on extinguishment of convertible notes	1,283	—
Non-cash interest expense	95	132
Change in assets and liabilities:
Restricted cash	(500)
Accounts receivable	194	138
Inventories	21	38
Prepaid expenses and other current assets	(28)	44
Accounts payable	55	268
Deferred revenue	(266)	(29)
Accrued liabilities	15	(13)
Net cash flows used in operating activities	(2,870)	(1,464)
Cash flows used for investing activities:
Purchase of property and equipment	—	(74)
Net cash flow used for investing activities	—	(74)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	3,504
Net proceeds from issuance of convertible notes and warrants	250	—
Net cash provided by financing activities	3,754	—
Effect of exchange rate changes on cash and cash equivalents	(14)	(50)
Net (decrease) increase in cash and cash equivalents	870	(1,588)
Cash and cash equivalents at beginning of period	258	2,585
Cash and cash equivalents at end of period	$1,128	$997
Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$100
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$2,003	$—
Cashless conversion of convertible notes	$450	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

For the six months ended June 30, 2013, the Company incurred a loss from operations of approximately $2,356,000 and used cash in operations of approximately $2,870,000.  As of June 30, 2013, cash and cash equivalents were $1,128,000.  Management expects that quarterly losses from operations and negative cash flows will continue during 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses from operations during 2013, management is currently investigating ways to raise additional capital that can be completed in the next several months. The Company believes that its existing resources, based on its currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013. The Company was able to raise an additional $4,040,000 in capital on February 22, 2013, through the completion of financing with Palladium Capital Advisors LLC. (see Note 9 — Sale of Common Stock).  The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of June 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$86	$143
Finished goods	75	39
	$161	$182

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

In June 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan allows for an additional 11,382,600 incentive stock options which may be issued to non-employee directors, consultants and others, as well as to employees. The 2013 Plan replaces the 2005 Plan. Under the 2013 Plan, the per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted.  The 2013 Plan provides that the Company may not grant non-qualified stock options at an exercise price less than 85% of the fair market value of the Company’s common stock.

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

During the six months ended June 30, 2013, the Company did not grant any options to purchase shares of the Company’s common stock.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting.  Management determined that as of June 30, 2012, it was probable that the performance conditions associated with the performance-based vesting were to be met in July 2012 with the closing of the second tranche convertible notes. Therefore, the related compensation expense was recorded in the three and six month periods ending June 30, 2012.

During the year ended December 31, 2012, the Company granted options to employees to purchase 355,000 shares of the Company’s common stock, which vest ratably over a three year period and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors that vest quarterly over one year.

During the year ended December 31, 2012, the Company issued an aggregate of 2,083,338 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services provided to the Company.  During the six months ended June 30, 2013, the Company issued an aggregate of 416,668 shares of common stock resulting in $56,250 of compensation expense.  These shares vested immediately but are restricted from being sold for a period of six months from the date of issuance.  The contract with Garden State Securities, Inc. and JFS Investments, Inc. terminated in February 2013. No further stock issuances will occur under this agreement.

As of June 30, 2013, there were 674,156 shares of common stock available to be granted under the 2005 Plan, and 11,382,600 shares of common stock available to be granted under the 2013 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	5,592	$0.21	3.21	$6,500
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2013	5,592	$0.21	2.71	$1,000
Exercisable, June 30, 2013	5,189	$0.21	2.35	$1,000

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $9,200 and $21,000 in the three and six months ended June 30, 2013, respectively, as compared to $32,000 and $53,000 in the three and six months ended June 30, 2012, respectively.  The Company also recorded compensation expense of $0 and $56,000 related to the issuance of restricted common shares during the three and six months ended June 30, 2013, respectively, as compared to $40,000 and $246,000 in the three and six months ended June 30, 2012, respectively.  As of June 30, 2013, the Company had $44,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.74 years.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three and six months ended June 30, 2013 or 2012.  At June 30, 2013, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met. As of June 30, 2013, the Company had deferred $51,000 of revenue related to shipments prior to March 31, 2013 to its distributor in Italy, Artech, because not all revenue recognition criteria were met.  The Company expects this revenue to be recognized in 2013.

6.                                      Earnings per Share

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using: the weighted-average outstanding common shares;  the dilutive effect of applying the “if converted method” to convertible notes and investor warrants with cashless exercise provision; and the dilutive effect of applying the treasury stock method to stock options and the 2013 warrants.  In applying the if-converted method to convertible notes and investor warrants with cashless exercise provisions, the Company has adjusted net income (loss) to exclude the impact of fair value changes and interest expense associated with these instruments for the purposes of calculating diluted earnings per share. The following table reconciles net income (loss) and weighted average shares outstanding used in computing basic and diluted earnings per share;

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$7,946	$(1,444)	$137	$(8,222)
Change in fair value of warrants	(3,097)	—	—	—
Change in fair value of convertible notes	(3,177)	—	—	—
Interest expense on convertible notes	62	—	—	—
Net income (loss) available to common stockholders, plus assumed conversions	$1,734	$(1,444)	$137	$(8,222)

Basic weighted-average shares outstanding	63,922	30,983	52,858	30,668
Effect of dilutive securities:
Convertible notes	49,500	—	—	—
Right to shares	7,000	—	7,000	—
Warrants	17,304	—	—	—
Stock Options	38	—	102	—
Weighted-average shares-diluted	137,764	—	59,960	—
Net income per share-basic	$0.12	$(0.05)	$0.00	$(0.27)
Net income per share-diluted	$0.01	—	$0.00	—

For the three and six months ended June 30, 2012, 45,689,000 and 45,602,000, respectively, shares attributable to outstanding convertible notes, options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.   For the three and six months ended June 30, 2013, outstanding convertible notes, options and warrants to purchase 47,777,683 and 96,337,383 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended June 30, 2013, options and warrants to purchase 47,777,683 and 64,141,716 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  In addition, when applying the “if converted” method to the convertible debt, the net impact of adding back the interest expense and eliminating the fair value changes of the convertible debt would result in a reduction in net income of $1,753,000 for the six months ended June 30, 2013.  Accordingly the impact of the issuance of 49,500,000 shares of common stock upon conversion of convertible debt was excluded from the calculations of diluted earnings per share for the six months ended June 30, 2013 as their effect would have been anti-dilutive.

7.                                      Total Comprehensive Income (Loss)

Total comprehensive income for the three and six months ended June 30, 2013 was $7,956,000 and $147,000 as compared to a comprehensive loss of $1,444,000 and $8,241,000 in the three and six months ended June 30, 2012, respectively.  Comprehensive income (loss) is comprised of the net income/loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at June 30, 2013 or December 31, 2012.

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

The SPA provides that for a period of 24 months after the later of (i) February 22, 2013, or (ii) the public announcement of FDA approval for RenalGuard for sale in the United States, and so long as the 2013 Investors hold the shares purchased pursuant to the SPA; in the event that the Company issues or sells any shares of common stock or any common stock equivalent at a price less than the Purchase Price (a “Share Dilutive Issuance”), the Company shall issue additional shares of common stock so that total amount paid by the investor to acquire the shares, divided by the number of shares held by the investor pursuant to the SPA, plus the additional shares issued as a result of a Share Dilutive Issuance, equals the price per share paid in the Share Dilutive Issuance.  This provision also extends to any common shares that are issued pursuant to an exercise of the 2013 Warrants.

In conjunction with the SPA, the Company entered into a Right To Shares Agreement with one of the investors.  Pursuant to this agreement, in lieu of issuing 7,000,000 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 7,000,000 shares of the Company’s common stock.  No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable.  The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance.  If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”).  As of June 30, 2013, the Company has reserved, but not issued 7,000,000 shares of common stock pursuant to the Right To Shares Agreement.

The SPA also provides the investors with the option, for a period through November 21, 2013, to purchase on the same terms and with the same rights as the February 2013 initial closing an equal number of shares of common stock and 2013 Warrants equal to up to one-half of the shares of common stock and 2013 Warrants purchased by the purchaser at the initial closing (“2013 SPA Option”). The following is a summary of the 2013 SPA Option for the six months ending June 30, 2013:

2013 SPA Option	Shares and Warrants	Exercise Price
Beginning balance at February 22, 2013	13,466,667	$0.15
Add: Adjustments	—	n/a
Ending balance at June 30, 2013	13,466,667	$0.15

The 2013 Warrants have a term of five-years and are immediately exercisable for an aggregate 28,818,666 shares of common stock purchased at an exercise price of $0.20 per share.  The exercise price of the 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. The 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the 2013 Warrants. The 2013 Warrants contain limitations on the holder’s ability to exercise the 2013 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The following is a summary of the 2013 Warrants for the six months ending June 30, 2013:

The 2013 Warrants	Warrants	Exercise Price
Beginning balance at February 22, 2013	28,818,666	$0.20
Add: Adjustments	—	n/a
Ending balance at June 30, 2013	28,818,666	$0.20

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

Upon issuance, the 2013 Warrants and 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability.  A Monte Carlo simulation was used to estimate the fair value of the 2013 Warrants and 2013 SPA Option resulting in grant date fair values of $2,759,000 and $1,211,000, respectively (see Note 11 — Fair Value Measures). As of June 30, 2013, the 2013 Warrants have been marked to fair value resulting in a derivative liability of $2,017,000. The impact to other income for the change in fair value of the 2013 Warrants for the three and six months ended June 30, 2013 was a gain of $1,626,000 and $742,000, respectively. As of June 30, 2013, the 2013 SPA Options have been marked to fair value resulting in a derivative liability of $404,000. The impact to other income for the change in fair value of the 2013 SPA Option for the three and six months ended June 30, 2013 was a gain of $1,390,000 and $807,000, respectively.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement.  The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and June 30, 2013.

Allocation of SPA Proceeds

The Company first allocated the proceeds of the SPA to the fair value of the 2013 Warrants and 2013 SPA Option.  When the issuance costs were considered, the aggregate fair value of the 2013 Warrants and 2013 SPA Option exceeded exceeded the net proceeds of the SPA.  The Company recorded the difference as a reduction of additional paid in capital.

The SPA requires the Company to use $1,000,000 of the proceeds received from the SPA for investor relations.  The Company engaged an investor relations firm and made an initial payment of $500,000 on the date of the SPA closing.  The remaining $500,000 is held in escrow account and will be released to the investor relations firm on the six month anniversary of the closing.  The Company has recorded the cash held in an escrow as restricted cash on the balance sheet. The Company is amortizing the investor relations payments over the one-year estimated period of performance for the investor relations services.

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

The convertible notes and warrants and the Purchase Agreement covering both are secured by a security interest in all assets of the Company and its subsidiaries and all such obligations are guaranteed jointly and severally by the Company’s Subsidiaries. The convertible notes also contain non-financial covenants which limit the Company and its subsidiaries from incurring subsequent indebtedness, incur liens, and amend organizational documents, repurchasing or repaying other debt, paying cash dividends and entering into affiliate transactions.

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

During the six months ended June 30, 2013, 29,085,523 of the 2011 Warrants were exercised pursuant to the cashless exercise provisions resulting in the issuance of 10,695,967 shares of common stock.

The following is a summary of the 2011 Warrants outstanding for the six months ending June 30, 2013:

	2011 Warrants	Exercise Price
Beginning balance — December 31, 2012	40,000,000	$0.15
Less: Canceled	(40,000,000)	0.15
Add: Issued	65,263,156	0.098
Less: Exercised	(29,085,523)	0.098
Ending Balance — June 30, 2013	36,177,633	$0.098

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

2012 Warrants

On July 2, 2012, in conjunction with the issuance of the 2012 Convertible Notes, the Company issued warrants for the purchase of up to 20,000,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 10,000,000 shares of common stock at an initial purchase price of $0.15 per share and the remaining 10,000,000 shares of common stock at an initial purchase price of $0.25 per share. The terms of the 2012 Warrants are identical to those of the 2011 Warrants, except that the 2012 Warrants are exercisable for a period of five years from the date of issuance and contain different exercise prices. On February 22, 2013, as per the terms of the Amendment and Waiver Agreement, the Company canceled the original warrants and re-issued new warrants for the purchase of up to 16,315,790 shares of common stock at an initial purchase price of $0.098. The following is a summary of the 2012 Warrants outstanding for the six months ending June 30, 2013:

$0.15 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.15
Less: Canceled	(10,000,000)	0.15
Add: Issued	16,315,790	0.098
Less: Exercised	—	—
Ending balance at June 30, 2013	16,315,790	$0.098

$0.25 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.25
Less: Canceled	(10,000,000)	0.25
Ending balance at June 30, 2013	—	$—

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

Third Tranche Warrants

On January 16, 2013, in connection with the Third Tranche Convertible Notes, the Company issued warrants for the purchase of up to 2,500,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 2,500,000 shares of common stock at an initial purchase price of $0.15 per share. On February 22, 2013, per the terms of the Amendment and Waiver Agreement, the Third Tranche Warrants were canceled. The following is a summary of the 2012 Warrants outstanding for the six months ending June 30, 2013:

Third Tranche Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	—	$—
Add: Issued	2,500,000	$0.15
Less: Canceled warrants	(2,500,000)	0.15
Ending balance at June 30, 2013	—	$—

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

2011 Convertible Notes and 2011 Warrants

Upon issuance of the 2011 Convertible Notes, the Company allocated the proceeds received to the 2011 Convertible Notes and 2011 Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the 2011 Convertible Notes.  The carrying value of the 2011 Convertible Notes has been adjusted to fair value each reporting period.  During the three and six months ended June 30, 2012 the Company amortized $66,000 and $132,000 of the debt discount and recorded a $3,107,000 and $354,000 adjustment to the fair value of the notes as a component of other income (expense), respectively.

As a result of the Amendment and Waiver Agreement the carrying value of the 2011 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of June 30, 2013, the 2011 Warrants have been marked to fair value resulting in a derivative liability of $1,809,000.  The impact to other income (expense) for the change in fair value of the 2011 Warrants for the three and six months ended June 30, 2013 was a gain of $2,118,000 and $104,000, respectively.

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $6,070,000 as of February 22, 2013.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $38,000 of the debt discount and wrote off the remaining debt discount of $265,000.  As of June 30, 2013, the 2011 Convertible Notes have been marked to fair value resulting in a derivative liability of $4,380,000.  The impact to other income (expense) for the loss on extinguishment and adjustments to fair value for the three and six months ended June 30, 2013 was a gain of $2,370,000 and $1,718,000, respectively.

During the three and six months ended June 30, 2013 certain holders of the 2011 Convertible Notes converted $300,000 of convertible note principal into 3,000,000 shares of common stock. The conversion resulted in the reclassification of $450,000 of the 2011 Convertible Notes at fair value being reclassified as a component of common stock in stockholders’

equity.

During the three and six months ended June 30, 2013 certain holders of the 2011 Warrants exercised warrants to purchase 20,335,524 and 29,085,523, respectively, shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 7,478,226 and 10,695,967, respectively, shares of the Company’s common stock.  The cashless exercise resulted in the reclassification of $1,159,125 and $2,002,674, respectively, in the exercise date fair value of the 2011 Warrants exercised as a component of common stock in stockholders’ equity.

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

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,516,000 as of February 22, 2013. As of June 30, 2013, the 2012 Convertible Notes have been marked to fair value resulting in a derivative liability of $1,180,000.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $55,000 of the debt discount and wrote off the remaining debt discount of $462,000.  The impact to other income (expense) for the loss on extinguishment and adjustments to fair value was a gain of $620,000 and $463,000 for the three and six months ended June 30, 2013, respectively.

As a result of the Amendment and Waiver Agreement the carrying value of the 2012 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of June 30, 2013, the 2012 Warrants have been marked to fair value resulting in a derivative liability of $979,000. The impact to other income (expense) for the three and six months ended June 30, 2013 was a gain of $979,000 and $21,000, respectively.

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

The Company has accounted for the Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $386,000 as of February 22, 2013.  As of June 30, 2013, the Third Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $295,000.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $2,000 of the debt discount and wrote off the remaining debt discount of $106,000.  The impact to other income (expense) was a gain of $187,000 and $101,000 for the three and six months ended June 30, 2013, respectively.

Upon issuance of the Third Tranche Warrants, the Company allocated $108,000 of the initial proceeds to the Third Tranche Warrants and immediately marked them to fair value resulting in a derivative liability of $300,000.  As of June 30, 2013, the Third Tranche Warrants have been canceled as per the terms of the Amendment and Waiver Agreement. The impact to other income (expense) for the three and six months ended June 30, 2013 was a gain of $187,000 and $101,000, respectively.

11.                               Fair Value Measures

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

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,855,000	$—	$—	$5,855,000
Warrant liabilities	$5,209,000	$—	$—	$5,209,000
Total Liabilities	$11,064,000	$—	$—	$11,064,000

A summary of changes in the Convertible Notes, Second Tranche Convertible Notes, Third Tranche Convertible Notes, Investor Warrants, 2012 Warrants, Third Tranche Warrants, and the 2013 Warrants and Additional 2013 Warrants as of June 30, 2012, December 31, 2012 and June 30, 2013 is as follows:

	Fair Value of 2011 Convertible Notes	Fair Value of 2011 Warrant Liabilities	Fair Value of 2012 Convertible Notes	Fair Value of 2012 Warrant Liabilities	Fair Value of Third Tranche Convertible Notes	Fair Value of Third Tranche Warrant Liabilities	2013 Warrants	2013 SPA Option	Total
Balance December 31, 2011	$5,327,000	$1,600,000	$—	$—	$—	$—	$—	$—	$6,927,000
Amortization of debt discount	$132,000	$—	$—	$—	$—	$—	$—	$—	$132,000
Fair value adjustment	$3,461,000	$2,400,000	$—	$—	$—	$—	$—	$—	$5,861,000
Balance June 30, 2012	$8,920,000	$4,000,000	$—	$—	$—	$—	$—	$—	$12,920,000

Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$—	$—			$11,898,000
Allocation of initial proceeds	$—	$—	$—	$—	$142,000	$108,000	$—	$—	$250,000
Initial fair value adjustment	$—	$—	$—	$—	$252,000	$192,000	$—	$—	$444,000

January 16, 2013	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$394,000	$300,000	$—	$—	$12,592,000

Amortization of debt discount	$38,000	$—	$55,000	$—	$2,000	$—	$—	$—	$95,000
Fair value adjustment	$(370,000)	$—	$(72,000)	$—	$(8,000)	$—	$—	$—	$(450,000)
Carrying value of old debt at modification	$(6,178,000)	$—	$(1,571,000)	$—	$(388,000)	$—	$—	$—	$(8,137,000)
Fair value of new debt at modification	$6,070,000	$—	$1,516,000	$—	$386,000	$—	$—	$—	$7,972,000
Modification of warrants	$—	$1,916,000	$—	$632,000	$—	$—	$—	$—	$2,548,000
Cancellation/retirement of warrants	$—	$—	$—	$(800,000)	$—	$(300,000)	$—	$—	$(1,100,000)
Fair value of instruments at issuance	$—	$—	$—	$—	$—	$—	$2,759,000	$1,211,000	$3,970,000

February 22, 2013	$6,070,000	$3,916,000	$1,516,000	$1,632,000	$386,000	$—	$2,759,000	$1,211,000	$17,490,000

Exercise of warrants	$—	$(1,731,000)	$—	$—	$—	$—	$—	$—	$(1,731,000)
Conversion of debentures	$(450,000)	$—	$—	$—	$—	$—	$—	$—	$(450,000)
Fair value adjustment	$(1,240,000)	$(376,000)	$(336,000)	$(653,000)	$(91,000)	$—	$(742,000)	$(807,000)	$(4,245,000)

June 30, 2013	$4,380,000	$1,809,000	$1,180,000	$979,000	$295,000	$—	$2,017,000	$404,000	$11,064,000

Valuation — Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the Warrant Liabilities, 2013 SPA Option and Convertible Notes as of the December 31, 2012 balance sheet date, February 22, 2013 Amendment and Waiver Agreement date and the June 30, 2013 balance sheet date are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

2011 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the 2011 Warrants as of December 31, 2012, February 22, 2013, and June 30, 2013. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	June 30, 2013
Stock Price	$0.15	$0.14	$0.10
Exercise Price	$0.15	$0.15	$0.098
Expected Life (in years)	3.15	3.00	2.65
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.39%	0.40%	0.31%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.15 Warrants as of December 31, 2012, February 22, 2013, and June 30, 2013.

Input	December 31, 2012	February 22, 2013	June 30, 2013
Stock Price	$0.15	$0.14	$0.10
Exercise Price	$0.15	$0.15	$0.098
Expected Life (in years)	4.50	4.38	4.01
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.63%	0.70%	1.04%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399

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

Input	January 16, 2013
Stock Price	$0.15
Exercise Price	$0.15
Expected Life (in years)	5
Stock Volatility	110%
Risk-Free Rate	0.75%
Dividend Rate	0%
Outstanding Shares of Common Stock	32,434,430

2013 Warrants

A Monte Carlo simulation mode was utilized to estimate the fair value of the 2013 warrants as of February 22, 2013 and June 30, 2013.

Input	February 22, 2013	June 30, 2013
Stock Price	$0.12	$0.09
Exercise Price	$0.20	$0.20
Expected Life (in years)	5	4.65
Stock Volatility	110%	110%
Risk-Free Rate	0.84%	1.28%
Number of Steps	100,000	100,000
Outstanding Shares of Common Stock	59,576,097	66,480,399

2013 SPA Option

The 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at February 22, 2013 and June 30, 2013.

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the 2013 SPA Option as of February 22, 2013 and June 30, 2013.

Input	February 22, 2013	June 30, 2013
Stock Price	$0.14	$0.10
Exercise Price	$0.15	$0.15
Expected Life (in years)	0.75	0.39
Stock Volatility	110%	110%
Risk-Free Rate	0.15%	0.07%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	73,042,764	79,947,066

A Monte Carlo simulation model was also utilized to estimate the fair value of the 2013 SPA Option as of
February 22, 2013 and June 30, 2013.

Input	February 22, 2013	June 30, 2013
Stock Price (simulated)	$0.10	$0.11
Exercise Price	$0.20	$0.20
Expected Life (in years)	5.00	5.00
Stock Volatility	110%	110%
Risk-Free Rate	1.158%	1.633%
Number of Steps	100,000	100,000

2011 Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of December 31, 2012, February 22, 2012 and June 30, 2013. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	June 30, 2013
Stock Price	$0.15	$0.14	$0.10
Strike Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	1.15	2.35	2.00
Stock Volatility	105%	100%	100%
Risk-Free Rate	0.17%	0.32%	0.36%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399
Effective discount rate	13.1%	13.2%	13.2%
Probability of forced redemption	20%	20%	20%

2012 Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the 2012 Convertible Notes as of December 31, 2012, February 22, 2012 and June 30, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	June 30, 2013
Stock Price	$0.15	$0.14	$0.10
Exercise Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	2.50	2.35	2.01
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.31%	0.32%	0.36%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399
Effective discount rate	13.2%	13.2%	13.2%
Probability of forced redemption	20%	20%	20%

Third Tranche Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the Tranche Three Convertible Notes as of January 16, 2012, February 22, 2012 and June 30, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	January 16, 2013	February 22, 2013	June 30, 2013
Stock Price	$0.15	$0.14	$0.10
Exercise Price	$0.10	$0.10	$0.10
Expected remaining term (in years)	3	2.90	2.55
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.36%	0.39%	0.52%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399
Effective discount rate	13.2%	13.2%	13.2%
Probability of forced redemption	20%	20%	20%

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

As of June 30, 2013, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2013	$18
2014	30

Total	$48

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

Our distributor of RenalGuard in Italy, Artech, accounted for 94% and 63% of our total revenues in the three and six months ended June 30, 2013, respectively, and 17% and 16% of our total revenues in the three and six months ended June 30, 2012, respectively. Discomed, our distributor in Brazil, accounted for 0% and 13% of our total revenues in the three and six months ended June 30, 2013 and 58% and 55% of our revenues in the three months ended June 30, 2012.

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

For the three and six months ended June 30, 2013, we incurred net losses from operations of approximately $1,286,000 and $2,356,000, respectively, and used cash in operations of approximately $2,870,000.  As of June 30, 2013, cash and cash equivalents were $1,128,000.  Management expects that quarterly losses from operations and negative cash flows will continue during 2013.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Valuation of Convertible Notes, Warrant and Option Liabilities

The valuation of our convertible notes, warrant and option liabilities as derivative instruments utilizes certain estimates and judgments that affect the fair value of the instruments. Fair values are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met. As of June 30, 2013 and 2012, we had deferred revenue balances of $51,000 and $256,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended June 30, 2013, we recognized $201,000 in revenue of previously deferred revenue upon the receipt of cash.

Results of Operations

Results for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2013	2012	over 2012		2013	2012	over 2012
	$	$	$	%	$	$	$	%
	(dollars in thousands)

Total Revenues	372	363	9	2	721	383	338	88
Total Cost of revenues	135	211	(76)	(36)	314	224	90	40
Gross profit	237	152	85	56	407	159	248	156
Selling, general & administrative expenses	965	564	401	71	1,650	1,225	425	35
Research and development expenses	558	554	4	1	1,113	1,069	44	4
Total operating expenses	1,523	1,118	405	36	2,763	2,294	469	20
Loss from operations	(1,286)	(966)	(320)	33	(2,356)	(2,135)	(221)	10
Interest expense	(62)	(116)	54	(47)	(202)	(232)	30	(13)
Interest income	1	—	1	100	4	—	4	100
Foreign currency transaction gains	3	(28)	31	111	(5)	(14)	9	64
Change in fair value of warrant liabilities	6,113	—	6,113	100	2,114	(2,400)	4,514	(188)
Change in fair value of convertible notes	3,177	(354)	3,531	(997)	1,865	(3,461)	5,326	(154)
Other expense	—	20	(20)	100	—	20	(20)	(100)
Loss on extinguishment of convertible notes	—	—	—	—	(1,283)	—	—	—
Total other income (expense)	9,232	(478)	9,710	(2,031)	2,493	(6,087)	8,580	(141)
Net Income (loss)	7,946	(1,444)	9,390	(650)	137	(8,222)	8,359	(102)

Product Sales

Revenues increased $9,000 and $338,000 or 2% and 88% in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively. RenalGuard Console sales decreased $229,000 and $69,000 or 95% and 28% in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively, due to a lower volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues increased $237,000 and $403,000 or 194% and 299% in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively, due to a higher volume of RenalGuard single-use sets sold to international distributors.  As of June 30, 2013 and 2012, we had deferred revenue balances of $51,000 and $256,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended June 30, 2013, we recognized $201,000 in revenue of previously deferred revenue upon the receipt of cash.  We recognized $147,000 of revenue from Artech in the three months ended June 30, 2012 due to shipments of RenalGuard during the period.

Gross Profit

Gross profit was $237,000 and $407,000 or 64% and 56% of total revenues, in the three and six months ended June 30, 2013, as compared with gross profit of $152,000 and $159,000, or 42% and 42% of total revenues, in the three and six months ended June 30, 2012, respectively.  Gross margin generated from the low volume of RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during the three and six months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 71% and 35% in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively.  The increase was due to higher investor relations expense during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Research and Development Expenses

Research and development expenditures increased 1% and 4% in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, respectively, due to RenalGuard U.S. clinical trial costs.

As we continue our U.S. clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase in 2013.

Other Income (Expense)

In February 2011, we entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in the Condensed Consolidated Financial Statements. In July 2012, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  In January 2013, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  As a result of these three transactions, interest expense on the Convertible Notes, Second Tranche Convertible Notes, and Third Tranche Convertible Notes of $62,000 and $202,000 in the three and six months ended June 30, 2013, and $116,000 and $232,000 in the three and six months ended June 30, 2012, was recorded.

We recorded other income of $6,113,000 and $2,114,000 in the three and six months ended June 30, 2013 as compared to other expense of $0 and $2,400,000 in the three and six months ended June 30, 2012, respectively, as a result of a fair value adjustments related to our Warrant and Option Liabilities. We recorded other income of $3,177,000 and $1,865,000 in the three and six months ended June 30, 2013 as compared to other expense of $3,107,000 and $3,461,000 in the three and six months ended June 30, 2012, respectively, as a result of fair value adjustments related to the Convertible Notes. We also recorded other expense of $1,283,000 in the three and six months ended June 30, 2013, related to the modification of convertible notes and warrants.

Net Income

In the three and six months ended June 30, 2013, we recorded net income of $7,946,000 and $137,000, respectively, as compared to net losses of $1,444,000 and $8,222,000 for the three and six months ended June 30, 2012, respectively.

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

On February 22, 2013, we entered into a Securities Purchase Agreement with a number of accredited investors, whereby we sold an aggregate of 26,933,333 shares of common stock and warrants to purchase an additional 26,933,333 shares of common stock (the “Warrants”) with gross proceeds of $4,040,000 to these accredited investors. We intend to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, we received net proceeds of approximately $2.5 million. See Note 9 to our condensed consolidated financial statements for additional disclosure surrounding this agreement.

Cash and cash equivalents totaled $1,128,000 as of June 30, 2013, an increase of $870,000 from $258,000 as recorded as of December 31, 2012.  We also had restricted cash of $500,000 as of June 30, 2013 as required per the terms of the Securities Purchase Agreement we entered into on February 22, 2013.  These funds are reserved for investor relations awareness and related activities. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services.  We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the third quarter of 2013. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the remainder of 2013.

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

Cash flows used in operating activities in the six months ended June 30, 2013 were $137,000 due to our net income, partially offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; 5) modification of convertible notes and warrants; and 6) retirement of warrants. Cash flows from financing activities in the six months ended June 30, 2013 were $3,754,000 from the issuance of 26,933,333 shares of common stock with net proceeds of $3,504,000 and convertible notes with proceeds of $250,000. The effect of exchange rate changes was a $14,000 increase in cash.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: August 14, 2013	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.