Form 10-Q
period 2013-09-30
PLC SYSTEMS INC
filed 2013-11-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, no par value	161,414,862

PLC SYSTEMS INC.

Part I.        Financial Information

Item 1.       Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$258
Restricted cash	250	—
Accounts receivable, net of allowance of $2 at September 30, 2013 and December 31, 2012, respectively	488	402
Inventories	145	182
Prepaid expenses and other current assets	144	178
Total current assets	2,431	1,020
Equipment, furniture and leasehold improvements, net	50	67
Other assets	4	4
Total assets	2,485	$1,091
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$443	$377
Accrued compensation	41	78
Accrued other	331	368
Deferred revenue	13	317
Total current liabilities	828	1,140
Convertible notes	5,793	8,098
Warrant and option liabilities	6,452	3,800
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 125,000 shares issued and outstanding; 37,538 unissued and reserved at September 30, 2013; and 32,434 shares issued and outstanding at December 31, 2012	97,263	93,893
Additional paid in capital	—	1,540
Accumulated deficit	(107,586)	(107,114)
Accumulated other comprehensive loss	(265)	(266)
Total stockholders’ deficit	(10,588)	(11,947)
Total liabilities and stockholders’ deficit	$2,485	$1,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$348	$212	$1,069	$595
Cost of revenues	124	84	438	308
Gross profit	224	128	631	287
Operating expenses:
Selling, general and administrative	945	674	2,595	1,899
Research and development	549	549	1,661	1,618
Total operating expenses	1,494	1,223	4,256	3,517
Loss from operations	(1,270)	(1,095)	(3,625)	(3,230)
Other income (expense):
Interest expense	(63)	(137)	(264)	(369)
Foreign currency transaction gains (losses)	16	17	9	2
Financing costs associated with convertible notes	—	(80)	—	(80)
Change in fair value of warrant and option liabilities	1,078	(1,117)	3,192	(3,517)
Change in fair value of convertible notes	1,620	(757)	3,485	(4,218)
Loss on extinguishment of convertible notes	(1,991)	—	(3,274)	—
Other income	1	4	4	24
Total other income (expense)	661	(2,070)	3,152	(8,158)
Net loss	$(609)	$(3,165)	$(473)	$(11,388)
Net loss per weighted average share, basic	$(0.01)	$(0.10)	$(0.01)	$(0.37)
Weighted average shares outstanding:
Basic	76,902	30,397	60,923	30,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(609)	$(3,165)	$(473)	$(11,388)
Other comprehensive income (loss)
Foreign currency translation adjustments	(9)	2	1	(17)
Other comprehensive income (loss)	(9)	2	1	(17)
Comprehensive loss	$(618)	$(3,163)	$(472)	$(11,405)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(473)	$(11,388)
Depreciation and amortization	39	31
Stock-based compensation expense	158	433
Change in fair value of warrant and liabilities	(3,192)	3,517
Change in fair value of convertible notes	(3,485)	4,218
Financing costs associated with convertible notes	—	80
Loss on extinguishment of convertible notes	3,274	—
Non-cash interest expense	158	215
Change in assets and liabilities:
Restricted cash	(250)	—
Accounts receivable	(87)	59
Inventories	15	3
Prepaid expenses and other current assets	36	12
Accounts payable	66	82
Deferred revenue	(312)	109
Accrued liabilities	(137)	65
Net cash flows used in operating activities	(4,190)	(2,564)
Cash flows used for investing activities:
Purchase of equipment, furniture, and leasehold improvements	—	(74)
Net cash flow used for investing activities	—	(74)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	5,079	—
Net proceeds from issuance of convertible notes and warrants	250	920
Net cash provided by financing activities	5,329	920
Effect of exchange rate changes on cash and cash equivalents	7	(144)
Net (decrease) increase in cash and cash equivalents	1,146	(1,862)
Cash and cash equivalents at beginning of period	258	2,585
Cash and cash equivalents at end of period	$1,404	$723
Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$154
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	$2,655	$—
Cashless conversion of convertible notes	$883	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

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

For the nine months ended September 30, 2013, the Company incurred a loss from operations of approximately $3,625,000 and used cash in operations of approximately $4,190,000.  As of September 30, 2013, cash and cash equivalents were $1,404,000.  Management expects that quarterly losses from operations and negative cash flows will continue during 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses from operations during 2013, management is currently investigating ways to raise additional capital that can be completed in the next several months. The Company believes that its existing resources, based on its currently projected financial results, are sufficient to fund operations through the first quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the first quarter of 2014. The Company was able to raise an additional $1,750,000 of capital in September 2013, and $4,040,000 in capital in February 2013, through the completion of equity financings. (see Note 9 — Sale of Common Stock).  Where possible, the Company has taken certain reductions in its discretionary spending. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

2.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.                                      Inventories

Inventories are stated at the lower of cost (computed on a first-in, first-out method) or market value and include allocations of labor and overhead.  As of September 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$145	$143
Finished goods	—	39
	$145	$182

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

During the three months ended September 30, 2013, the Company granted options to employees to purchase 5,050,000 shares of the Company’s common stock, which vest ratably over a three year period. Certain of these grants were issued to former employees to replace 502,000 options that were cancelled during the three months ended September 30, 2013. These grants were accounted for as modifications of previously issued stock options during the quarter. Additionally, the Company granted 589,000 options to non-employee directors that vest quarterly over a one year period.

During the year ended December 31, 2012, the Company granted options to employees to purchase 355,000 shares of the Company’s common stock, which vest ratably over a three year period and granted options to purchase 112,500 shares of the Company’s common stock to non-employee directors that vest quarterly over one year.

During the year ended December 31, 2011, the Company granted options to purchase 565,000 shares of the Company’s common stock to employees with performance-based vesting.  Management determined that as of June 30, 2012, it was probable that the performance conditions associated with the performance-based vesting were to be met in July 2012 with the closing of the second tranche convertible notes. Therefore, the related expense was recorded in the nine months ending
September 30, 2012.

During the year ended December 31, 2012, the Company issued an aggregate of 2,083,338 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services provided to the Company.  During the nine months ended September 30, 2013, the Company issued an aggregate of 416,668 shares of common stock resulting in $56,250 of compensation expense.  These shares vested immediately but are restricted from being sold for a period of six months from the date of issuance.  The contract with Garden State

Securities, Inc. and JFS Investments, Inc. terminated in February 2013. No further stock issuances will occur under this agreement.

As of September 30, 2013, there were 1,819,000 shares of common stock available to be granted under the 2005 Plan, and 5,743,000 shares of common stock available to be granted under the 2013 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	5,592	$0.21	3.2	$6,500
Granted	5,639	0.09
Exercised	—	—
Cancelled	(502)	0.16
Forfeited	(643)	0.10
Expired	—	—
Outstanding, September 30, 2013	10,086	0.15	6.1	$0
Exercisable, September 30, 2013	5,528	0.20	2.4	$0

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $76,000 and $102,000 in the three and nine months ended September 30, 2013, respectively, as compared to $12,000 and $65,000 in the three and nine months ended September 30, 2012, respectively.  The Company also recorded compensation expense of $0 and $56,000 related to the issuance of restricted common shares during the three and nine months ended September 30, 2013, respectively, as compared to $123,000 and $368,000 in the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, the Company had $401,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.93 years.

The weighted average fair value of options issued, as estimated using the Black-Scholes model, was $0.08 and $0.16 during the nine months ended September 30, 2013 and 2012, respectively.  The assumptions used were as follows:

Grants Issued in:
	2013	2012
Expected life (years)	3.00-6.00	5.00-6.00
Risk free rate	0.73-1.67%	0.19-0.69%
Volatility	195.75-217.52%	204.1-216.2%
Expected dividend yield	None	None
Value of options granted	$0.07-0.09	$0.12-0.17

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations.  There was no activity during the three and nine months ended September 30, 2013 or 2012.  At September 30, 2013, 294,461 shares were reserved for future issuance under the Purchase Plan.

5.                                      Revenue Recognition

The Company recognizes revenue when the following basic revenue recognition criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the price to the buyer charged for products delivered or services rendered and collectability of the sales price. The Company assesses credit worthiness of customers based upon prior history with the customer and assessment of financial condition. The Company’s shipping terms are customarily Free On Board (“FOB”) shipping point. The Company records revenue at the time of shipment if all other revenue recognition criteria have been met. As of September 30, 2013, the Company had deferred $13,000 of revenue related to shipments prior to March 31, 2013 to its distributor in Italy, Artech, because not all revenue recognition criteria were met.  The Company expects this revenue to be recognized during the fourth quarter of 2013.

6.                                      Loss per Share

In the three and nine months ended September 30, 2012, basic loss per share has been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, Rights To Shares Agreement (see Note 9), investor warrants or convertible notes, since their inclusion would be antidilutive.

For the three and nine months ended September 30, 2013, 248,336,287 shares attributable to outstanding warrants, convertible notes, the Rights To Shares Agreements and stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.                                      Total Comprehensive Income (Loss)

Total comprehensive loss for the three and nine months ended September 30, 2013 was $618,000 and $472,000 as compared to a comprehensive loss of $3,163,000 and $11,405,000 in the three and nine months ended September 30, 2012, respectively.  Comprehensive income (loss) is comprised of the net income/loss plus the increase/decrease in currency translation adjustment.

8.                                      Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period.  The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly.  The Company considers all available evidence, including historical experience and information obtained from supplier audits.  There was no warranty liability recorded at September 30, 2013 or December 31, 2012.

9.                                      Sale of Common Stock

September 2013 Financing

On September 18, 2013 the Company entered into a Securities Purchase Agreement (the “September SPA”) with a number of accredited investors, whereby the Company sold an aggregate of 29,166,668 shares of common stock at $0.06 per share (the “September Purchase Price”) and issued warrants to purchase an additional 29,166,668 shares of common stock (the “September Investor Warrants”) with gross proceeds to the Company of $1,750,000. After payment of the placement agent fees and other expenses, the Company received net proceeds of approximately $1,575,329.  As part of the fee for its placement agent services, the Company also issued Palladium Capital Advisors a warrant to purchase 1,485,333 shares of common stock (together with the September Investor Warrants, the “September 2013 Warrants”) on the same terms and conditions as the investors under the September SPA.  The shares of common stock sold in the offering are subject to certain piggyback registration rights as well as certain other protections, including price protection, as discussed below.

The September SPA provides that for a period of 24 months after the later of (i) September 18, 2013, or (ii) the public announcement of FDA approval for RenalGuard for sale in the United States, and so long as the investors hold the shares purchased pursuant to the September SPA, if the Company issues or sells any shares of common stock or any common stock equivalent at a price less than the September Purchase Price (a “Share Dilutive Issuance”), the Company shall issue additional shares of common stock so that total amount paid by the investor to acquire the shares, divided by the number of shares held by the investor pursuant to the September SPA, plus the additional shares issued as a result of a Share Dilutive Issuance, equals the price per share paid in the Share Dilutive Issuance.  This provision also extends to any common shares that are issued pursuant to an exercise of the September 2013 Warrants.

In conjunction with the September 2013 SPA, the Company entered into a Right To Shares Agreement with one of the investors.  Pursuant to this agreement, in lieu of issuing 16,666,667 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 16,666,667 shares of the Company’s common stock.  No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable.  The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance.  If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”).  As of September 30, 2013, the Company has reserved, but not issued 16,666,667 shares of common stock pursuant to the Right To Shares Agreement.

The September SPA also provides the investors with the option, for a period through June 18, 2014, to purchase on the same terms and with the same rights as the September 2013 SPA up to one-half of the shares of common stock purchased by the purchaser at the initial closing (“September 2013 SPA Option”). The investors would also receive a warrant for every option share exercised with the same terms as the warrants issued in the September SPA. To date, no shares have been purchased under the September 2013 SPA Option.  The following is a summary of the September 2013 SPA Option for the:

September 2013 SPA Option	Shares	Exercise Price
Beginning balance at September 18, 2013	14,583,334	$0.06

Ending balance at September 30, 2013	14,583,334	$0.06

The September 2013 Warrants have a term of five-years and are immediately exercisable for an aggregate 30,625,001 shares of common stock purchased at an exercise price of $0.08 per share.  The exercise price of the September 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. The September 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the September 2013 Warrants. The September 2013 Warrants contain limitations on the holder’s ability to exercise the September 2013 Warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  To date, none of the September 2013 Warrants have been exercised.  The following is a summary of the September 2013 Warrants for the nine months ending September 30, 2013:

The September 2013 Warrants	Warrants	Exercise Price
Beginning balance at September 18, 2013	30,625,001	$0.08
Add: Adjustments	—	n/a
Ending balance at September 30, 2013	30,625,001	$0.08

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

Upon issuance, the September 2013 Warrants and the September 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability.  A Monte Carlo simulation was used to estimate the fair value of the September 2013 Warrants and September 2013 SPA Option resulting in grant date fair values of $1,807,000 and $1,166,000, respectively (see Note 11 — Fair Value Measurements). As of September 30, 2013, the September 2013 Warrants have been marked to fair value resulting in a derivative liability of $1,574,000. The impact to other income for the change in fair value of the September 2013 Warrants for the three months ended September 30, 2013 was a gain of $233,000. As of September 30, 2013, the September 2013 SPA Options have been marked to fair value resulting in a derivative liability of $875,000. The impact to other income for the change in fair value of the September 2013 SPA Option for the three months ended September 30, 2013 was a gain of $291,000.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement.  The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and September 30, 2013.

Allocation of SPA Proceeds

The Company first allocated the proceeds of the September SPA to the fair value of the September 2013 Warrants and September 2013 SPA Option.  When the issuance costs were considered, the aggregate fair value of the September 2013 Warrants and September 2013 SPA Option exceeded the net proceeds of the September SPA.  The Company first recorded the difference as a reduction of additional paid in capital to the extent available, with the reminder accounted for as a reduction in common stock.

February 2013 Financing

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “February SPA”) with a number of accredited investors, whereby the Company sold an aggregate of 26,933,333 shares of common stock at $0.15 per share (the “February Purchase Price”) and issued warrants to purchase an additional 26,933,333 shares of common stock (the “February Investor Warrants”) with gross proceeds to the Company of $4,040,000. After payment of the placement agent fees and other expenses, the Company received net proceeds of approximately $3,504,000.  As part of the fee for its placement agent services, the Company also issued Palladium Capital Advisors a warrant to purchase 1,885,333 shares of common stock (together with the Investor Warrant, the “February 2013 Warrants”) on the same terms and conditions as the investors under the February SPA.  The shares of common stock sold in the offering are subject to certain piggyback registration rights as well as certain other protections, including price protection, as discussed below.

The February SPA provides that for a period of 24 months after the later of (i) February 22, 2013, or (ii) the public announcement of FDA approval for RenalGuard for sale in the United States, and so long as the investors hold the shares purchased pursuant to the February SPA; in the event that the Company issues or sells any shares of common stock or any common stock equivalent at a price less than the Purchase Price (a “Share Dilutive Issuance”), the Company shall issue additional shares of common stock so that total amount paid by the investor to acquire the shares, divided by the number of shares held by the investor pursuant to the February SPA, plus the additional shares issued as a result of a Share Dilutive Issuance, equals the price per share paid in the Share Dilutive Issuance.  This provision also extends to any common shares that are issued pursuant to an exercise of the February 2013 Warrants.  As required under the terms of the February SPA, in connection with the September SPA, the Company issued to the investors in the February 2013 Financing an additional 40,400,001 shares of Common Stock due to these anti-dilutive provisions being triggered by the lower purchase price for shares issued in the September SPA.

In conjunction with the February SPA, the Company entered into a Right To Shares Agreement with one of the investors.  Pursuant to this agreement, in lieu of issuing 7,000,000 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 7,000,000 shares of the Company’s common stock.  No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable.  The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance.  If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”).  As of September 30, 2013, the Company has reserved, but not issued 19,000,000 shares of common stock pursuant to the Right To Shares Agreement.

The February SPA also provides the investors with the option, for a period through November 21, 2013, to purchase on the same terms and with the same rights as the February 2013 SPA up to one-half of the shares of common stock purchased by the purchaser at the initial closing (“February 2013 SPA Option”). The investors would also receive a warrant for every option share exercised with the same terms as the warrant issued in the February SPA.  To date, no shares have been purchased under the February 2013 SPA Option.  The following is a summary of the February 2013 SPA Option for the nine months ending September 30, 2013:

February 2013 SPA Option	Shares	Exercise Price
Beginning balance at February 22, 2013	13,466,667	$0.15
Ending balance at September 30, 2013	13,466,667	$0.15

The February 2013 Warrants have a term of five-years and were immediately exercisable for an aggregate 28,818,666 shares of common stock purchased at an exercise price of $0.20 per share.  The exercise price of the 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. Due to the September SPA, certain anti-dilution rights were triggered, resulting in the issuance of an additional 43,228,001 warrants at a price of $0.08 .All previously issued warrants related to the February 2013 financing have been repriced to $0.08. The February 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the February 2013 Warrants. The February 2013 Warrants contain limitations on the holder’s ability to exercise the February 2013 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.  The following is a summary of the February 2013 Warrants for the nine months ending September 30, 2013:

The February 2013 Warrants	Warrants	Exercise Price
Beginning balance at February 22, 2013	28,818,666	$0.20
Add: Anti-dilution adjustment	43,228,001	0.08
Ending balance at September 30, 2013	72,046,667	$0.08

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

Upon issuance, the February 2013 Warrants and February 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability.  A Monte Carlo simulation was used to estimate the fair value of the February 2013 Warrants and February 2013 SPA Option resulting in grant date fair values of $2,759,000 and $1,211,000, respectively (see Note 11 — Fair Value Measurements). As of September 30, 2013, the February 2013 Warrants have been marked to fair value resulting in a derivative liability of $3,182,000. The impact to other income for the change in fair value of the February 2013 Warrants for the three and nine months ended September 30, 2013 was a loss of $1,165,000 and $423,000 respectively. As of September 30, 2013, the February 2013 SPA Options have been marked to fair value resulting in a derivative liability of $0. The impact to other income for the change in fair value of the February 2013 SPA Option for the three and nine months ended September 30,

2013 was a gain of $404,000 and a gain of $1,211,000, respectively.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement.  The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and September 30, 2013.

Allocation of SPA Proceeds

The Company first allocated the proceeds of the February SPA to the fair value of the February 2013 Warrants and February 2013 SPA Option.  When the issuance costs were considered, the aggregate fair value of the February 2013 Warrants and February 2013 SPA Option exceeded exceeded the net proceeds of the February SPA.  The Company recorded the difference as a reduction of additional paid in capital.

The SPA requires the Company to use $1,000,000 of the proceeds received from the February SPA for investor relations.  The Company engaged an investor relations firm and made an initial payment of $500,000 on the date of the February SPA closing. During the quarter ended September 30, 2013 the Company paid an additional $250,000. The remaining $250,000 will be paid during the quarter ended December 31, 2013.  The Company has recorded the cash held in escrow as restricted cash on the balance sheet. The Company is amortizing the investor relations payments over the one-year estimated period of performance for the investor relations services.

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

The convertible notes and warrants and the Purchase Agreement covering both are secured by a security interest in all assets of the Company and its subsidiaries and all such obligations are guaranteed jointly and severally by the Company’s subsidiaries. The convertible notes also contain non-financial covenants which limit the Company and its subsidiaries from incurring subsequent indebtedness, incurring liens, and amending organizational documents, repurchasing or repaying other debt, paying cash dividends and entering into affiliate transactions.

On February 22, 2013, simultaneous with the closing of the February SPA, the Company entered into an Amendment and Waiver Agreement (the “February Amendment and Waiver Agreement”) with the Holder under which the Holder agreed to (a) increase the number of shares exercisable under the 2011 and 2012 Warrants from an aggregate 50,000,000 shares to 81,578,946 shares and to modify both the exercise price and the Volume Weighted Average Price (“VWAP price”) of the 2011 and 2012  Warrants to $0.098 and $0.155, respectively, (b)  return to the Company for forfeiture the remaining warrants previously issued to purchase an aggregate 12,500,000 shares of common stock, (c)  extend the due date for the 2012 Convertible Notes from February 22, 2014 to June 30, 2015, (d) until February 22, 2014, without the prior written consent from the majority of the investors under the February SPA, forbear from declaring any Event of Default (as defined in the original debenture, and (e) relinquish its right to purchase up to an additional $750,000 in debentures under the terms of the original Purchase Agreement.  The terms of the individual tranches of convertible notes and warrants issued pursuant to this agreement and the impact of the Amendment and Waiver Agreement are discussed below.

On September 18, 2013, simultaneous with the closing of the September SPA, the company entered into an Amendment and Waiver Agreement (“the September Amendment and Waiver Agreement”) under which the holders of the term debentures have agreed to (a) extend the payment due date for the interest on the debentures to June 30, 2015, modify the conversion price for the debentures to $0.06, and set the VWAP Price of the warrants originally issued in 2011 and 2012 to $0.3705.

2011 Convertible Notes

The September Amendment and Waiver of the Convertible Notes extends the payment due date for the interest on the debentures to June 30, 2015. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the Original Issue Date until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts that may become due in connection with the Convertible Notes, has been made.

The Holders may convert the outstanding principal amount of the Convertible Notes into shares of the Company’s common stock at the conversion price of $0.06 per share (“Conversion Price”) as per the September 2013 Amendment and Waiver. The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

Due to the February 2013 Amendment and Waiver agreement, the Company is required to repay, in cash, any outstanding principal amount of the Convertible Notes on June 30, 2015 and is not permitted, except upon entering into a change of control transaction or fundamental transaction as noted above, to prepay any portion of the principal amount without prior written consent of the Holders.

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

During the nine months ended September 30, 2013, 47,322,376 of the 2011 Warrants were exercised pursuant to the cashless exercise provisions resulting in the issuance of 19,608,926 shares of common stock.

The following is a summary of the 2011 Warrants outstanding for the nine months ending September 30, 2013:

	2011 Warrants	Exercise Price
Beginning balance — December 31, 2012	40,000,000	$0.15
Less: Canceled	(40,000,000)	0.15
Add: Issued	65,263,156	0.098
Less: Exercised	(47,322,376)	0.098
Ending Balance — September 30, 2013	17,940,780	$0.098

2012 Convertible Notes

The 2012 Convertible Notes contains the same terms as the 2011 Convertible Notes and require payment of interest at the rate of 5% per annum, payable upon the maturation of the debenture and mature on July 2, 2015. The Second Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Second Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.06 per share (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

2012 Warrants

On July 2, 2012, in conjunction with the issuance of the 2012 Convertible Notes, the Company issued warrants for the purchase of up to 20,000,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 10,000,000 shares of common stock at an initial purchase price of $0.15 per share and the remaining 10,000,000 shares of common stock at an initial purchase price of $0.25 per share. The terms of the 2012 Warrants are identical to those of the 2011 Warrants, except that the 2012 Warrants are exercisable for a period of five years from the date of issuance and contain different exercise prices. On February 22, 2013, as per the terms of the Amendment and Waiver Agreement, the Company canceled the original warrants and re-issued new warrants for the purchase of up to 16,315,790 shares of common stock at an initial purchase price of $0.098.  During the nine months ended September 30, 2013, 9,250,535 of the 2012 Warrants were exercised pursuant to the cashless exercise provisions resulting in the issuance of 3,401,809 shares of common stock.

The following is a summary of the 2012 Warrants outstanding at September 30, 2013:

$0.15 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.15
Less: Canceled	(10,000,000)	0.15
Add: Issued	16,315,790	0.098
Less: Exercised	(9,250,535)	0.098
Ending balance at September 30, 2013	7,065,255	$0.098

$0.25 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	10,000,000	$0.25
Less: Canceled	(10,000,000)	0.25
Ending balance at September 30, 2013	—	$—

Third Tranche Convertible Notes

The Third Tranche Convertible Notes, which were issued on January 16, 2013, contain the same terms as the 2011 and 2012 Convertible Notes and require payment of interest at the rate of 5% per annum, payable upon the maturation of the debenture on January 16, 2016.  The Third Tranche Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the outstanding Third Tranche balance into fully-paid and non-assessable restricted shares of common stock of the Company at an initial conversion price of $0.06 per share (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then Conversion Price.

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

Third Tranche Warrants

On January 16, 2013, in connection with the Third Tranche Convertible Notes, the Company issued warrants for the purchase of up to 2,500,000 shares of common stock with five year terms.  The warrants were issued to allow the Investors to purchase up to 2,500,000 shares of common stock at an initial purchase price of $0.15 per share. On February 22, 2013, per the terms of the Amendment and Waiver Agreement, the Third Tranche Warrants were canceled. The following is a summary of the 2012 Warrants outstanding for the nine months ending September 30, 2013:

Third Tranche Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2012	—	$—
Add: Issued	2,500,000	$0.15
Less: Canceled warrants	(2,500,000)	0.15
Ending balance at September 30, 2013	—	$—

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

The February 2013 Amendment and Waiver Agreement triggered a greater than 10% change in the present value of cash flows of the convertible notes and associated warrants.  As a result, the Company has treated the Amendment and Waiver Agreement as a debt extinguishment where the carrying value of the convertible notes and warrants prior to the amendment were removed from the Company’s books and the fair value of the amended convertible notes and warrants was recorded.  The resulting difference in value was recorded as a $1,283,000 loss on the extinguishment of debt.  The impact to each of the convertible notes and associated warrants is discussed below.

The September 2013 Amendment and Waiver Agreement triggered a greater than 10% change in the present value of cash flows of the convertible notes.  As a result, the Company has treated the Amendment and Waiver Agreement as a debt extinguishment where the carrying value of the convertible notes prior to the amendment were removed from the Company’s books and the fair value of the amended convertible notes was recorded.  The resulting difference in value was recorded as a $1,991,000 loss on the extinguishment of debt.  The impact to each of the convertible note tranches is discussed below.

2011 Convertible Notes and 2011 Warrants

Upon issuance of the 2011 Convertible Notes, the Company allocated the proceeds received to the 2011 Convertible Notes and 2011 Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be $3,208,000. The debt discount in the amount of $792,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the 2011 Convertible Notes.  The carrying value of the 2011 Convertible Notes has been adjusted to fair value each reporting period.  During the three and nine months ended September 30, 2012, the Company amortized $67,000 and $198,000 of the debt discount and recorded a $747,000 gain and a $2,715,000 loss in the adjustment to the fair value of the notes as a component of other income (expense), respectively.

The Company has accounted for the February 2013 Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $6,070,000 as of February 22, 2013.  In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $38,000 of the debt discount and wrote off the remaining debt discount of $265,000.

The Company has accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013.  The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $4,920,000 as of September 18, 2013. As of September 30, 2013, the 2011 Convertible Notes have been marked to fair value resulting in a derivative liability of $4,190,000.  The impact to other income (expense) for the loss on extinguishment and adjustments to fair value for the three and nine months ended September 30, 2013 was a gain of $1,227,000 and $1,475,000 respectively.

During the three and nine months ended September 30, 2013, certain holders of the 2011 Convertible Notes converted $456,000 and $756,000, respectively, of convertible note principal into 6,427,000 and 9,427,000 shares of common stock, respectively. The conversions resulted in the reclassification of $433,000 and $833,000, respectively, in conversion date fair value of the shares as a component of the common stock balance in stockholders’ equity within the balance sheet.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2011 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of September 30, 2013, the 2011 Warrants have been marked to fair value resulting in a derivative liability of $538,000.  The impact to other income (expense) for the change in fair value of the 2011 Warrants for the three and nine months ended September 30, 2013 was a gain of $857,000 and a loss of $955,000 respectively.

During the three and nine months ended September 30, 2013, certain holders of the 2011 Warrants exercised warrants to purchase 18,236,853 and 47,322,376, respectively,  shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 8,913,000 and 19,609,000, respectively, shares of the Company’s common stock.  The cashless exercise resulted in the reclassification of $652,000 and $2,405,000, respectively, in the exercise date fair value of the 2011 Warrants exercised as a component of the common stock balance within stockholders’ equity in the balance sheet.

2012 Convertible Notes and 2012 Warrants

Upon issuance of the 2012 Convertible Notes, the Company allocated the proceeds received to the Second Tranche Convertible Notes and 2012 Warrants on a relative fair value basis.  As a result of such allocation, the Company determined the initial carrying value of the Second Tranche Convertible Notes to be $417,000.  The debt discount in the amount of $583,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the 2012 Convertible Notes. The carrying value of the 2012 Convertible Notes has been adjusted to fair value each reporting period.  During the three and nine months ended September 30, 2012 the Company amortized $17,000 of the debt discount and recorded a loss of $1,502,000 in fair value adjustment as a component of other income (expense), respectively.

The Company has accounted for the February 2013 Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,516,000 as of February 22, 2013.

The Company has accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013.  The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,390,000 as of September 18, 2013. As of September 30, 2013, the 2012 Convertible Notes have been marked to fair value resulting in a derivative liability of $1,290,000.  The impact to other income (expense) for the loss on extinguishment and adjustments to fair value was a loss of $110,000 and a gain of $353,000 for the three and nine months ended September 30, 2013, respectively.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2012 Warrants was adjusted at February 22, 2013 to reflect the revised terms.  As of September 30, 2013, the 2012 Warrants have been marked to fair value resulting in a derivative liability of $283,000. The impact to other income (expense) for the three and nine months ended September 30, 2013 was a gain of $458,000 and $1,279,000 respectively.

During the three months ended September 30, 2013, certain holders of the 2012 Warrants exercised warrants to purchase 9,250,535 shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 3,401,809 shares of the Company’s common stock.  The cashless exercise resulted in the reclassification of $238,000 in the exercise date fair value of the 2012 Warrants exercised as a component of common stock in stockholders’ equity.

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

The Company has accounted for the February 2013 Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013.  The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $386,000 as of February 22, 2013.

The Company has accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013.  The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $361,000 as of September 18, 2013.  As of September 30, 2013, the Third Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $313,000.  The impact to other income (expense) for the loss on extinguishment and adjustments to fair value was a loss of $18,000 and a gain of $83,000 for the three and nine months ended September 30, 2013, respectively.

Upon issuance of the Third Tranche Warrants, the Company allocated $108,000 of the initial proceeds to the Third Tranche Warrants and immediately marked them to fair value resulting in a derivative liability of $300,000.  As of September 30, 2013, the Third Tranche Warrants have been canceled as per the terms of the February 2013 Amendment and Waiver Agreement. The impact to other income (expense) for the three and nine months ended September 30, 2013 was a gain of $0 and $108,000, respectively.

11.                               Fair Value Measurements

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$8,098,000	$—	$—	$8,098,000
Warrant liabilities	$3,800,000	$—	$—	$3,800,000
Total Liabilities	$11,898,000	$—	$—	$11,898,000

The following summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$5,793,000	$—	$—	$5,793,000
Warrant liabilities	$6,452,000	$—	$—	$6,452,000
Total Liabilities	$12,245,000	$—	$—	$12,245,000

A summary of changes in the Convertible Notes, Second Tranche Convertible Notes, Third Tranche Convertible Notes, Investor Warrants, 2012 Warrants, Third Tranche Warrants, and the 2013 Warrants and Additional 2013 Warrants as of September 30, 2012, December 31, 2012, February 22, 2013, September 18, 2013 and September 30, 2013 is as follows:

	Fair Value of 2011 Convertible Notes	Fair Value of 2011 Warrant Liabilities	Fair Value of 2012 Convertible Notes	Fair Value of 2012 Warrant Liabilities	Fair Value of Third Tranche Convertible Notes	Fair Value of Third Tranche Warrant Liabilities	February 2013 Warrants	February 2013 SPA Option	September 2013 Warrants	September 2013 SPA Options	Total
Balance December 31, 2011	$5,327,000	$1,600,000	$—	$—	$—	$—	$—	$—	$—	$—	$6,927,000
Amortization of debt discount	$198,000	$—	$17,000	$—	$—	$—	$—	$—	$—	$—	$215,000
Allocation of initial proceeds	$—	$—	$417,000	$583,000	$—	$—	$—	$—	$—	$—	$1,000,000
Fair value adjustment	$2,715,000	$1,600,000	$1,502,000	$1,917,000	$—	$—	$—	$—	$—	$—	$7,734,000

Balance September 30, 2012	$8,240,000	$3,200,000	$1,936,000	$2,500,000	$—	$—	$—	$—	$—	$—	$15,876,000

Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$—	$—	$—	$—	$—	$—	$11,898,000
Allocation of initial proceeds	$—	$—	$—	$—	$142,000	$108,000	$—	$—	$—	$—	$250,000
Initial fair value adjustment	$—	$—	$—	$—	$252,000	$192,000	$—	$—	$—	$—	$444,000

January 16, 2013	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$394,000	$300,000	$—	$—	$—	$—	$12,592,000

Amortization of debt discount	$38,000	$—	$55,000	$—	$2,000	$—	$—	$—	$—	$—	$95,000
Fair value adjustment	$(370,000)	$—	$(72,000)	$—	$(8,000)	$—	$—	$—	$—	$—	$(450,000)
Carrying value of old debt at modification	$(6,178,000)	$—	$(1,571,000)	$—	$(388,000)	$—	$—	$—	$—	$—	$(8,137,000)
Fair value of new debt at modification	$6,070,000	$—	$1,516,000	$—	$386,000	$—	$—	$—	$—	$—	$7,972,000
Modification of warrants	$—	$1,916,000	$—	$632,000	$—	$—	$—	$—	$—	$—	$2,548,000
Cancellation/retirement of warrants	$—	$—	$—	$(800,000)	$—	$(300,000)	$—	$—	$—	$—	$(1,100,000)
Fair value of instruments at issuance	$—	$—	$—	$—	$—	$—	$2,759,000	$1,211,000	$—	$—	$3,970,000

February 22, 2013	$6,070,000	$3,916,000	$1,516,000	$1,632,000	$386,000	$—	$2,759,000	$1,211,000	$—	$—	$17,490,000

Fair value adjustment	$(2,041,000)	$(716,000)	$(536,000)	$(970,000)	$(136,000)	$—	$(742,000)	$(807,000)	$—	$—	$(5,948,000)
Carrying value of old debt at modification	$(3,450,000)	$—	$(980,000)	$—	$(250,000)	$—	$—	$—	$—	$—	$(4,680,000)
Fair value of new debt at modification	$4,920,000	$—	$1,390,000	$—	$361,000	$—	$—	$—	$—	$—	$6,671,000
Conversion of debentures and warrants	$(579,000)	$(2,152,000)	$—	$(238,000)	$—	$—	$—	$—	$—	$—	$(2,969,000)
Fair value of instruments at issuance	$—	$—	$—	$—	$—	$—	$—	$—	$1,807,000	$1,166,000	$2,973,000

September 18, 2013	$4,920,000	$1,048,000	$1,390,000	$424,000	$361,000	$—	$2,017,000	$404,000	$1,807,000	$1,166,000	$13,537,000

Conversion of debentures and warrants	$(304,000)	$(265,000)	$—	$—	$—	$—	$—	$—	$—	$—	$(569,000)
Fair value adjustment	$(426,000)	$(245,000)	$(100,000)	$(141,000)	$(48,000)	$—	$1,165,000	$(404,000)	$(233,000)	$(291,000)	$(723,000)

September 30, 2013	$4,190,000	$538,000	$1,290,000	$283,000	$313,000	$—	$3,182,000	$—	$1,574,000	$875,000	$12,245,000

Valuation — Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, 2013 SPA Options and Convertible Notes as of the December 31, 2012 balance sheet date, February 22, 2013 Amendment and Waiver Agreement date, September 18, 2013 Amendment and Waiver agreement, and the September 30, 2013 balance sheet date are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

2011 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the 2011 Warrants as of December 31, 2012, February 22, 2013, and September 30, 2013. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	September 30, 2013
Stock Price	$0.15	$0.14	$0.065
Exercise Price	$0.15	$0.15	$0.098
Expected Life (in years)	3.15	3.00	2.40
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.39%	0.40%	0.24%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	160,666,475

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.15 Warrants as of December 31, 2012, February 22, 2013, and September 30, 2013.

Input	December 31, 2012	February 22, 2013	September 30, 2013
Stock Price	$0.15	$0.14	$0.065
Exercise Price	$0.15	$0.15	$0.0098
Expected Life (in years)	4.50	4.38	3.76
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.63%	0.70%	0.92%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	160,666,475

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

Input	January 16, 2013
Stock Price	$0.15
Exercise Price	$0.15
Expected Life (in years)	5
Stock Volatility	110%
Risk-Free Rate	0.75%
Dividend Rate	0%
Outstanding Shares of Common Stock	32,434,430

February 2013 Warrants

A Monte Carlo simulation mode was utilized to estimate the fair value of the February 2013 warrants as of February 22, 2013 and September 30, 2013.

Input	February 22, 2013	September 30, 2013
Stock Price	$0.12	$0.058
Exercise Price	$0.20	$0.08
Expected Life (in years)	5	4.40
Stock Volatility	110%	110%
Risk-Free Rate	0.84%	1.16%
Number of Steps	100,000	100,000
Outstanding Shares of Common Stock	59,576,097	160,666,475

February 2013 SPA Option

The February 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at February 22, 2013 and September 30, 2013.

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the February 2013 SPA Option as of February 22, 2013 and September 30, 2013.

Input	February 22, 2013	September 30, 2013
Stock Price	$0.14	$0.065
Exercise Price	$0.15	$0.015
Expected Life (in years)	0.75	0.142
Stock Volatility	110%	110%
Risk-Free Rate	0.15%	0.03%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	73,042,764	160,666,475

A Monte Carlo simulation model was also utilized to estimate the fair value of the February 2013 SPA Option as of February 22, 2013 and September 30, 2013.

Input	February 22, 2013	September 30, 2013
Stock Price (simulated)	$0.10	$0.065
Exercise Price	$0.20	$0.20
Expected Life (in years)	5.00	0.142
Stock Volatility	110%	110%
Risk-Free Rate	1.158%	1.475%
Number of Steps	10,000	10,000

September 2013 Warrants

A Monte Carlo simulation mode was utilized to estimate the fair value of the September 2013 warrants as of September 18, 2013 and September 30, 2013.

Input	September 18, 2013	September 30, 2013
Stock Price	$0.071	$0.062
Exercise Price	$0.08	$0.08
Expected Life (in years)	5	4.97
Stock Volatility	110%	110%
Risk-Free Rate	1.43%	1.38%
Number of Steps	100,000	100,000

September 2013 SPA Option

The September 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at September 18, 2013 and September 30, 2013.

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the September 2013 SPA Option as of September 18, 2013 and September 30, 2013.

Input	September 18, 2013	September 30, 2013
Stock Price	$0.075	$0.065
Exercise Price	$0.06	$0.06
Expected Life (in years)	0.748	0.715
Stock Volatility	110%	110%
Risk-Free Rate	0.07%	0.07%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	143,997,066	160,666,475

A Monte Carlo simulation model was also utilized to estimate the fair value of the 2013 SPA Option as of September 18, 2013 and September 30, 2013.

Input	September 18, 2013	September 30, 2013
Stock Price (simulated)	$0.075	$0.065
Exercise Price	$0.06	$0.06
Expected Life (in years)	.7480	0.715
Stock Volatility	110%	110%
Risk-Free Rate	0.07%	0.07%
Number of Steps	10,000	10,000

2011 Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of December 31, 2012, February 22, 2012, September 18, 2013 and September 30, 2013. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	September 18 2013	September 30, 2013
Stock Price	$0.15	$0.14	$0.075	$0.065
Strike Price	$0.10	$0.10	$0.06	$0.06
Expected remaining term (in years)	1.15	2.35	1.78	1.75
Stock Volatility	105%	100%	100%	100%
Risk-Free Rate	0.17%	0.32%	0.38%	0.27%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	143,997,066	160,666,475
Effective discount rate	13.1%	13.2%	16.4%	16.4%
Probability of forced redemption	20%	20%	20%	20%

2012 Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the 2012 Convertible Notes as of December 31, 2012, February 22, 2012 and September 30, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2012	February 22, 2013	September 18 2013	September 30, 2013
Stock Price	$0.15	$0.14	$0.075	$0.065
Exercise Price	$0.10	$0.10	$0.06	$0.06
Expected remaining term (in years)	2.50	2.35	1.79	1.75
Stock Volatility	100%	100%	100%	100%
Risk-Free Rate	0.31%	0.32%	0.38%	0.26%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	143,997,066	160,666,475
Effective discount rate	13.2%	13.2%	16.4%	16.4%
Probability of forced redemption	20%	20%	20%	20%

Third Tranche Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the Tranche Three Convertible Notes as of January 16, 2012, February 22, 2012 and September 30, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	January 16, 2013	February 22, 2013	September 18 2013	September 30, 2013
Stock Price	$0.15	$0.14	$0.075	$0.065
Exercise Price	$0.10	$0.10	$0.06	$0.06
Expected remaining term (in years)	3	2.90	2.33	2.30
Stock Volatility	100%	100%	100%	100%
Risk-Free Rate	0.36%	0.39%	0.56%	0.42%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	143,997,066	160,666,475
Effective discount rate	13.2%	13.2%	13.3%	13.3%
Probability of forced redemption	20%	20%	20%	20%

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

As of September 30, 2013, future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2013	$11
2014	30

Total	$41

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

Our distributor of RenalGuard in Italy, Artech, accounted for 78% and 68% of our total revenues in the three and nine months ended September 30, 2013, respectively, and 32% and 22% of our total revenues in the three and nine months ended September 30, 2012, respectively. ACIST, our distributor in Germany and France, accounted for 18% and 12% of our total revenues in the three and nine months ended September 30, 2013 and 4% and 9% of our revenues in the three months ended September 30, 2012.

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

For the three and nine months ended September 30, 2013, we incurred net losses from operations of approximately $1,270,000 and $3,625,000, respectively, and used cash in operations of approximately $4,190,000.  As of September 30, 2013, cash and cash equivalents were $1,404,000.  Management expects that quarterly losses from operations and negative cash flows will continue during 2013.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met. As of September 30, 2013 and 2012, we had deferred revenue balances of $13,000 and $394,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended September 30, 2013, we recognized $40,000 in revenue of previously deferred revenue upon the receipt of cash.

Results of Operations

Results for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2013	2012	over 2012		2013	2012	over 2012
	$	$	$	%	$	$	$	%
	(dollars in thousands)
Total revenues	348	212	136	64	1,069	595	474	80
Total cost of revenues	124	84	40	48	438	308	130	42
Gross profit	224	128	96	75	631	287	344	120
Selling, general & administrative expenses	945	674	271	40	2,595	1,899	696	37
Research and development expenses	549	549	—	—	1,661	1,618	43	3
Total operating expenses	1,494	1,223	271	22	4,256	3,517	739	21
Loss from operations	(1,270)	(1,095)	(175)	16	(3,625)	(3,230)	(395)	12
Interest expense	(63)	(137)	74	54	(264)	(369)	105	(28)
Interest income	—	—	—		—	—	—	—
Foreign currency transaction gains	16	17	(1)	(6)	9	2	7	350
Financing costs associated with convertible notes	—	(80)	80	100	—	(80)	80	100
Change in fair value of warrant liabilities	1,078	(1,117)	2,195	(197)	3,192	(3,517)	6,709	(191)
Change in fair value of convertible notes	1,620	(757)	2,377	(314)	3,485	(4,218)	7,703	(183)
Other expense	1	4	(3)	(75)	4	24	(20)	100
Loss on extinguishment of convertible notes	(1,991)	—	(1,991)	100	(3,274)	—	(3,274)	100
Total other income (expense)	661	(2,070)	2,731	(132)	3,152	(8,158)	11,310	(139)
Net loss	(609)	(3,165)	2,556	(81)	(473)	(11,388)	10,915	(96)

Product Sales

Revenues increased $136,000 and $474,000 or 64% and 80% in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively.  RenalGuard Console sales decreased $65,000 and $135,000 or 38% and 32% in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively, due to a lower volume of RenalGuard consoles sold to international distributors.  RenalGuard single use set revenues increased $204,000 and $605,000 or 479% and 341% in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively, due to a higher volume of RenalGuard single-use sets sold to international distributors.  As of September 30, 2013 and 2012, we had deferred revenue balances of $13,000 and $394,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended September 30, 2013, we recognized $40,000 in revenue of previously deferred revenue upon the receipt of cash.

Gross Profit

Gross profit was $224,000 and $631,000 or 64% and 59% of total revenues, in the three and nine months ended September 30, 2013, as compared with gross profit of $128,000 and $287,000, or 60% and 48% of total revenues, in the three and nine months ended September 30, 2012, respectively.  Gross margin generated from the low volume of RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during the three and nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures increased 40% and 37% in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively.  The increase was due to higher investor relations expense during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

Research and Development Expenses

Research and development expenditures increased 0% and 3% in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, respectively, due to RenalGuard U.S. clinical trial costs.

As we continue our U.S. clinical trial for our RenalGuard program, we expect our Research and development expenses to significantly increase in 2013.

Other Income (Expense)

In February 2011, we entered into a Securities Purchase Agreement and a 5% Senior Secured Convertible Debenture Agreement as described in the Condensed Consolidated Financial Statements. In July 2012, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  In January 2013, we entered into an Amendment to the Securities Purchase Agreement and 5% Senior Secured Convertible Debenture Agreement as described in Note 10 of the Condensed Consolidated Financial Statements.  As a result of these three transactions, interest expense on the Convertible Notes, Second Tranche Convertible Notes, and Third Tranche Convertible Notes of $63,000 and $264,000 in the three and nine months ended September 30, 2013, and $137,000 and $369,000 in the three and nine months ended September 30, 2012, was recorded.

We recorded other income of $1,078,000 and $3,192,000 in the three and nine months ended September 30, 2013 as compared to other expense of $1,117,000 and $3,517,000 in the three and nine months ended September 30, 2012, respectively, as a result of a fair value adjustments related to our Warrant and Option Liabilities. We recorded other income of $1,620,000 and $3,485,000 in the three and nine months ended September 30, 2013 as compared to other expense of $757,000 and $4,218,000 in the three and nine months ended September 30, 2012, respectively, as a result of fair value adjustments related to the Convertible Notes. We also recorded other expense of $1,991,000 and $3,274,000 in the three and nine months ended September 30, 2013, related to the modification of convertible notes and warrants.

Net Loss

In the three and nine months ended September 30, 2013, we recorded net losses of $609,000 and $473,000, respectively, as compared to net losses of $3,165,000 and $11,388,000 for the three and nine months ended September 30, 2012, respectively.

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

On January 16, 2013 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $250,000 of 5% Senior Secured Convertible Debentures maturing on January 16, 2016 (ii) warrants exercisable for a period of five years to purchase up to 2,500,000 shares of common stock at an exercise price of $0.15 per share.  On February 22, 2013 we entered into the February Securities Purchase Agreement with a number of accredited investors which revised certain terms of this Securities Purchase Agreement. See Note 10 to our condensed consolidated financial statements for additional disclosure surrounding this amendment.

Under the February Securities Purchase Agreement, we sold an aggregate of 26,933,333 shares of common stock and the February 2013 Warrants to purchase an additional 26,933,333 shares of common stock  with gross proceeds of $4,040,000 to these accredited investors. We utilized the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, we received net proceeds of approximately $2.5 million. See Note 9 to our condensed consolidated financial statements for additional disclosure surrounding this agreement.

On September 18, 2013, we entered into a Securities Purchase Agreement with a number of accredited investors, whereby we sold an aggregate of 29,166,667 shares of common stock and warrants to purchase an additional 29,166,667 shares of common stock (the “Warrants”) with gross proceeds of $1,750,000 to these accredited investors. We intend to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses.  After payment of the placement agent fees and these other expenses, we received net proceeds of approximately $1.5 million. See Note 9 to our condensed consolidated financial statements for additional disclosure surrounding this agreement.

Cash and cash equivalents totaled $1,404,000 as of September 30, 2013, an increase of $1,146,000 from $258,000 as recorded as of December 31, 2012.  We also had restricted cash of $250,000 as of September 30, 2013 as required per the terms of the Securities Purchase Agreement we entered into on February 22, 2013.  These funds are reserved for investor relations awareness and related activities. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services.  We believe that our existing resources, based on our currently projected financial results, are sufficient to fund operations through the first quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the first quarter of 2014.

Our plan is to seek additional capital through the sale of equity and/or debt securities to fund operations. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to our existing stockholders. The holders of the Convertible Notes (and holders of the Common Stock and the Warrants issued in the February 2013 and September 2013 Securites Purchase Agreements have certain rights to participate in  any subsequent financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the company by our stockholders would be diluted. In addition, any debt securities would have rights, preferences and privileges senior to our common stock and we may sell equity or other convertible debt financing securities which would have rights, preferences and privileges senior to our common stock.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to take certain actions including, but not limited to, cutting back our operations, selling some or all of our assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of our operations.

Cash flows used in operating activities in the nine months ended September 30, 2013 were $4,190,000 due to our net income, partially offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) non-cash interest expense; 3) depreciation expense; 4) stock-based compensation expense; 5) modification of convertible notes and warrants; and 6) retirement of warrants. Cash flows from financing activities in the nine months ended September 30, 2013 were $5,329,000 from the issuance of 56,100,000 shares of common stock with net proceeds of $5,079,000 and convertible notes with proceeds of $250,000. The effect of exchange rate changes was a $7,000 increase in cash.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management has concluded that, as of September 30, 2013, our internal control over financial reporting was effective based on those criteria.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date: November 14, 2013	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and  (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.