Form 10-K/A
period 2013-12-31
PLC SYSTEMS INC
filed 2014-04-30
CIK 879682

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2013, was $2,898,000. At April 29, 2014 the issuer had outstanding 125,998,195 shares of Common Stock, no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends PLC Systems Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2013. Accordingly, such information is included in our Form 10-K by this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless context otherwise requires, or as otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company refer to PLC Systems Inc. and include all of our consolidated subsidiaries.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Nomination to the Board of Directors

Our board of directors currently consists of five persons, divided into three classes serving staggered terms of three years. Currently there is one director in Class I (whose term expires at the 2016 Annual Meeting of Shareholders), two directors in Class II (whose terms expire at the 2015 Annual Meeting of Shareholders) and two directors in Class III (whose terms expire at the 2014 Annual Meeting of Shareholders). If elected, Brent Norton and Gregory W. Mann will hold office until the 2017 Annual Meeting of Shareholders or until his successor has been duly elected and qualified. No proxy may be voted for more people than the number of nominees set forth below.

In the event that any nominee for Class III director becomes unavailable or declines to serve as a director at the time of the meeting, the proxy holders will vote the proxies in their discretion for any nominee who is designated by the current board of directors to fill the vacancy. It is not expected that any of the nominees will be unavailable to serve.

Set forth below is the name of each member of the board of directors following the meeting (including the nominee for election as Class I director), his age, the date of the commencement of his term as a director, the positions and offices held by him, the class of director in which he currently serves, the expiration of his term as a director, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he has served as a director during the past five years. The information presented below regarding the specific experience, qualifications, attributes and skills of each director and nominee led our nominating and corporate governance committee and our board of directors to conclude that he should serve as a director. In addition, we believe that all of our directors and nominees possess the attributes or characteristics described in “Director Nomination Process,” below, that the committee expects of each director.

Information with respect to the number of shares of common stock beneficially owned by each director, directly or indirectly, as of April 29, 2014, appears below under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Date First Became a Director	Position

Benjamin L. Holmes	79	05/24/00	Director
Albert S. Kyle	68	06/06/13	Director
Gregory W. Mann	37	06/06/13	Chief Financial Officer and Director
Brent Norton, M.D.	53	06/10/94	Director
Mark R. Tauscher	61	12/17/99	Chairman of the Board, President and Chief Executive Officer

Directors

Benjamin L. Holmes has served as a director of PLC since May 2000. Since December 1994, Mr. Holmes has served as President of The Holmes Company, a consulting firm that specializes in healthcare, specifically in the medical device industry. From 1985 to 1994, he served as General Manager and Vice President of Hewlett-Packard Medical Products Group. Currently, Mr. Holmes serves as a director of the UCLA Foundation and St. Luke’s Wood River Medical Foundation.  Mr. Holmes received his M.B.A. degree from the University of Southern California and his B.S. degree in Applied Physics from the University of California Los Angeles.

Albert S. Kyle has served as a director of PLC since June 2013. Mr. Kyle is Founder of StatVideo, a manufacturer of specialty video conferencing systems, and has served as its President& CEO since 2010. Prior to founding StatVideo, Mr. Kyle managed several early stage medical device startup companies, and MedDevice Concepts, a medical device technology and consulting business. From 1989 to 1999, he served as General Manager in a variety of roles at Hewlett Packard’s Medical Product Group, including Division Manager of Hewlett Packard's Ultrasound Imaging Division. He was Chairman of the Board of National Electronic Manufacturer Association (NEMA) Medical Division, and was a Board member of the Massachusetts Medical Device (MassMedic) trade association. Mr. Kyle holds a BSEE degree from Duke University, MBA & MPA degrees from Harvard University, is a former Captain in the U.S. Marines and a Vietnam veteran.

Gregory W. Mann has served as a director of PLC since June 6, 2013 and as Chief Financial Officer since October, 2011, bringing more than 12 years of financial and operational management experience in a variety of industries, including biotech. From December 2004 to September 2011, he was Business Unit CFO of the Healthcare, Insurance, Financial Transformation, and Emerging Markets business units at Virtusa Corp, a publicly traded IT services company. At Virtusa, Mr. Mann was involved in its successful IPO, and responsible for the company’s M&A activity. Prior to Virtusa, Mr. Mann held various finance and accounting roles of increasing responsibility at companies including Acusphere, InterGen Energy, and BeFree Inc.

Brent Norton, M.D, M.B.A, ICD.D: Dr. Norton has served as a director of PLC since June 1994. Dr. Norton is an accomplished leader in the Life Science industry with significant experience as a Founder, President, CEO and Director of several successful Life Science companies. Having completed his medical degree at McGill University, Dr. Norton subsequently obtained a Masters of Business Administration at the University of Western Ontario’s Richard Ivey School of Business and is a certified director from the Institute of Corporate Directors.  Dr. Norton has been an active member of various boards of directors, public and private, in both Canada and the U.S., and an active volunteer. He is currently President and CEO of MedCurrent Corporation, an advisor to the Richard Ivey School of Business Healthcare MBA sector and the Ivey Center for Health Innovation; an advisor to Eve-Medical and President and Director of the Osler Bluff Ski Club.

Mark R. Tauscher has served as Chairman of the Board since June 6, 2013, and as President, Chief Executive Officer and a director of PLC since December 1999. Mr. Tauscher has also served as President, Chief Executive Officer and a director of PLC Medical Systems, Inc. since January 2001. Prior to joining PLC, from November 1998 to December 1999, Mr. Tauscher served as Executive Vice President of Sales and Marketing at Quinton Instrument Company, a developer, manufacturer and marketer of cardiology products, medical devices and fitness equipment. From November 1996 to November 1998, Mr. Tauscher served as Division President of Marquette Medical Systems, Medical Supplies. From May 1994 to November 1996, Mr. Tauscher served as General Manager of Hewlett-Packard, Medical Supplies. Mr. Tauscher received his B.S. degree from Southern Illinois University.  Mr. Tauscher’s has more than 30 years of medical industry experience and a unique inside perspective of the day-to-day operations of the Company.

Executive Officers

Gregory W. Mann, see biography above.

Mark R. Tauscher, see biography above.

Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Each person who has served as a director or executive officer during the fiscal year ended December 31, 2013 has no substantial interest, direct or indirect, in any matter to be acted upon at the meeting, other than the election of the Class III directors.

Corporate Governance

Our board of directors believes that good corporate governance is important to ensure that our company is managed for the long-term benefit of our shareholders. This section describes key practices that our board of directors has adopted.

Board Determination of Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the Pink Sheets.  Since neither the OTCBB nor the Pink Sheets has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs.  Holmes and Kyle or Dr. Norton has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined by NYSE Amex rules.

Board Meetings and Attendance

Our board of directors held seven meetings during the fiscal year ended December 31, 2013. Each director attended at least 75% of the meetings of the board of directors and of the committees on which he served held during his service on the board. We do not have a policy regarding director attendance at our annual meetings, although four of our directors attended the 2013 Annual Meeting of Shareholders.

Board Committees

Our board of directors has established four standing committees - audit, compensation, nominating and corporate governance and executive. Each of the audit, compensation and nominating and corporate governance committees operate under a charter that has been approved by the board of directors. Current copies of these charters are posted on the Corporate Governance section of our website at http://www.plcmed.com.

Our board of directors has determined that all of the members of the audit, compensation and nominating and corporate governance committees are independent as defined under NYSE Amex rules, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act”.

Audit Committee

Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of certain reports from such firm;
•	reviewing and discussing with management and our registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	overseeing our internal audit function;
•	overseeing our risk management process;
•	establishing policies regarding hiring employees from our registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•	pre-approving all audit and non-audit services to be provided by our registered public accounting firm; and
•	preparing the audit committee report required by SEC rules (which is included in this Form 10-K/A).

The members of our audit committee are Messrs. Holmes (chairman), Kyle and Dr. Norton.  The board of directors has determined that Mr. Holmes is an “audit committee financial expert” as defined by applicable SEC rules. The audit committee met four times during 2013.

Compensation Committee

Our compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;
•	determining the compensation of our chief executive officer;
•	reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers;
•	overseeing and administering our equity incentive plans; and
•	reviewing and making recommendations to the board of directors with respect to director compensation.

Annually, corporate goals and objectives deemed to be appropriate for the upcoming calendar year, as well as proposed compensation adjustments, if any, for the executive officers are proposed by our chief executive officer to the compensation committee. These goals and salary recommendations are reviewed, revised as necessary and then approved, first by the compensation committee and then by the entire board of directors. The compensation committee also annually reviews and approves director compensation changes, if any, subject to ratification by the board of directors.

The members of our compensation committee are Dr. Norton (chairman), Messrs. Holmes and Kyle. The compensation committee did not meet during 2013.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the committees of the board of directors;
•	reviewing and making recommendations to the board of directors with respect to management succession planning; and
•	developing and recommending to the board of directors corporate governance principles.

The members of our nominating and corporate governance committee are Mr. Tauscher (Chairman) and Messrs. Holmes and Kyle. The nominating and corporate governance committee did not meet during 2013.

Executive Committee

Our executive committee considers corporate and other matters that arise between meetings of the board of directors, as necessary. The members of our executive committee are Mr. Tauscher (Chairman), Mr. Mann and Dr. Norton. The executive committee did not meet during 2013.

Board Leadership Structure

The Company’s Chief Executive Officer, Mr. Mark R. Tauscher, also serves as the Chairman of the Board. The Board believes that this leadership structure is optimal for the Company at this time because Mr. Tauscher’s extensive experience in the medical industry and with the Company, provides PLC with strong and consistent leadership. Benjamin L. Holmes is the Company’s Lead Independent Director, and he coordinates providing feedback from other non-management members of the Board to the Chief Executive Officer and other Company management regarding business issues. Benjamin L. Holmes is also the director who presides over the regularly scheduled meetings of the Company’s non-management directors.

The Board has not adopted a policy regarding the separation of the position of Chairman of the Board from the Chief Executive Officer. The Board recognizes that there may be circumstances in the future that would lead it to separate the positions, but believes that the absence of a policy requiring either the separation or combination of the positions provides the Board with the flexibility to determine the leadership structure that is in the best interests of the Company and its shareholders at the time.

Our board of directors oversees our risk management processes directly and through its committees.  Our management is responsible for risk management on a day-to-day basis.  The role of our board of directors and its committees is to oversee the risk management activities of management.  They fulfill this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices.  In general, our board of directors oversees risk management activities relating to business strategy, acquisitions, capital structure and capital allocation, organizational structure and certain operational risks; our audit committee oversees risk management activities related to financial controls and legal and compliance risks; our compensation committee oversees risk management activities relating to our compensation policies and practices; and our nominating and corporate governance committee oversees risk management activities relating to board composition and management succession planning.  Each committee reports to the full board on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate.

Director Nomination Process

The process followed by our nominating and corporate governance committee to identify and evaluate director candidates includes requests to members of our board of directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the nominating and corporate governance committee and the board of directors.

In considering whether to recommend any particular candidate for inclusion in the slate of recommended director nominees, our nominating and corporate governance committee considers the following criteria:

•	integrity;
•	business acumen;
•	knowledge of our business and industry;
•	experience;
•	diligence;
•	conflicts of interest; and
•	the ability to act in the interests of all shareholders.

The director biographies above indicate each nominee’s experience, qualifications, attributes and skills that led our nominating and corporate governance committee and our board of directors to conclude he should continue to serve as a director of PLC.  Our nominating and corporate governance committee and our board believe that each of the nominees has the individual attributes and characteristics required of each of our directors, and the nominees as a group possess the skill sets and specific experience desired of our board as a whole.

The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our board of directors believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Our nominating and corporate governance committee does not have a formal policy with respect to diversity, but believes that our board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds.

Our nominating and corporate governance committee does not have a formal policy with regard to the consideration of director candidates recommended by shareholders. The board of directors does not believe a formal policy is necessary, as the nominating and corporate governance committee does consider director nominees recommended by shareholders. The names of any nominees should be addressed to the Nominating and Corporate Governance Committee, c/o Secretary, PLC Systems Inc., 459 Fortune Boulevard, Milford, MA 01757.  No shareholder has submitted names of director nominees for consideration at the meeting.

Communicating with the Independent Directors

Our board of directors will give appropriate attention to written communications that are submitted by shareholders, and will respond if and as appropriate. The chairman of the board, with the assistance of our chief financial officer, is primarily responsible for monitoring communications from shareholders and for providing copies or summaries to the other directors as he considers appropriate. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we receive repetitive or duplicative communications.

Shareholders who wish to send communications on any topic to the board of directors should address such communications to Board of Directors, c/o Secretary, PLC Systems Inc., 459 Fortune Boulevard, Milford, MA 01757.

Oversight of Risk

Our board of directors oversees our risk management processes directly and through its committees.  Our management is responsible for risk management on a day-to-day basis.  The role of our board of directors and its committees is to oversee the risk management activities of management.  They fulfill this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices.  In general, our board of directors oversees risk management activities relating to business strategy, acquisitions, capital structure and capital allocation, organizational structure and certain operational risks; our audit committee oversees risk management activities related to financial controls and legal and compliance risks; our compensation committee oversees risk management activities relating to our compensation policies and practices; and our nominating and corporate governance committee oversees risk management activities relating to board composition and management succession planning.  Each committee reports to the full board on a regular basis, including reports with respect to the committee’s risk oversight activities as appropriate.

Compensation of Directors

The compensation committee of our board of directors evaluates the compensation levels for all of our non-employee directors on an annual basis. Factors that the compensation committee considers in determining the appropriate level of compensation include, but are not limited to, the compensation paid to directors of other companies of a similar size in all industries, as determined by relative sales levels. The compensation committee makes a recommendation to the board of directors as to any proposed adjustments to director compensation and the board of directors votes as to whether to approve those recommendations.

The following table sets forth information with respect to the compensation, exclusive of reimbursed out-of-pocket expenses, received by our directors for their service during the fiscal year ended December 31, 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kevin J. Dunn (3)	1,500	-	--	-	-	-	1,500
Benjamin L. Holmes	5,500	-	24,552 (4)	-	-	-	30,052
Albert C. Kyle	4,000		9,000 (4)				13,000
Brent Norton, M.D.	5,500	-	19,485 (4)	-	-	-	24,985
Gregory W. Mann (5)	-	-	-	-	-	-	-
Edward H. Pendergast (6)	2,250	-		-	-	-	2,250
Mark R. Tauscher (7)	-	-	-	-	-	-	-
(1)

The high and low trading prices of our common stock on the OTCBB during the 30-day period prior to July 16, 2013, the date of grant, were $0.11 and $0.08. Options issued to our directors on July 16, 2013 have an exercise price of $0.09.

(2)

Amounts represent the aggregate grant date fair value of the stock option as of July 16, 2013, the option grant date. See Note 6 to our Consolidated Financial Statements for the year ended December 31, 2013, which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC, regarding assumptions underlying the valuation of our equity awards.

(3)	Mr. Dunn served on our board of directors until June 2013. As of December 31, 2013, Mr. Dunn held 192,500 options to purchase shares of our common stock.
(4)	As of December 31, 2013, each of Messrs. Holmes, Kyle and Dr. Norton held options to purchase an aggregate of 974,300 shares of our common stock.
(5)

As an employee director, Mr. Mann, an executive officer of the company, is not eligible to receive either compensation or an annual stock grant for service in his capacity as director. Compensation received by Mr. Mann for his service as an employee is discussed below under the heading “Executive Compensation.”

(6)	Mr. Pendergast served on our board of directors until June 2013. As of December 31, 2013, Mr. Pendergast held 430,000 options to purchase shares of our common stock.
(7)

As an employee director, Mr. Tauscher, an executive officer of the company, is not eligible to receive either compensation or an annual stock grant for service in his capacity as director. Compensation received by Mr. Tauscher for his service as an employee is discussed below under the heading “Executive Compensation.”

Each non-employee director receives $1,000 for each board meeting he attends in person and $500 for each board meeting he participates in by means of teleconference. We reimburse our directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees of the board of directors.

We also grant stock options to our non-employee directors. Pursuant to resolutions adopted by our board of directors on June 16, 2010, the board of directors voted unanimously to revise the policy regarding the annual grant of stock options to non-employee directors. Non-employee directors (other than the chairman of the board) will now receive an annual grant of an option to purchase 22,500 shares of the Company’s common stock, such option to vest in four equal quarterly installments. The annual grants to non-employee directors are generally made on the date of the Company’s annual meeting of shareholders.  All such options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last two fiscal years of our chief executive officer and our two most highly compensated executive officers other than our chief executive officer.  We refer to these individuals as the named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mark R. Tauscher President, Chief Executive Officer and Director	2013 2012	290,277 311,858	- -	- -	160,506 11,830	- -	- -	-- 12,000	450,783 335,688

Gregory W. Mann Chief Financial Officer	2013 2012	140,000 130,000	-- --	-- --	107,004 11,830	-- --	-- --	-- --	247,144 141,830

Vincent C. Puglisi Managing Director - International	2013 2012	198,349 164,764	- -	- -	21,058 6,670	- -	- -	-- 6,000	219,407 177,434
(1)	On August 19, 2013, the compensation committee adjusted the base salary of our Mr Tauscher from $325,469 to $225,000.
(2)

Amounts represent the aggregate grant date fair value of the stock option as granted during each applicable year. See Note 6 to our Consolidated Financial Statements for the year ended December 31, 2013, which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC, regarding assumptions underlying the valuation of our equity awards.

(3)	Consists of a cash car allowance.
(4)	Mr. Puglisi’s employment with the Company was terminated on August 16, 2013. Mr. Puglisi received $83,281.51 in severance payments during 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning stock options held by each of our named executive officers as of December 31, 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Mark R. Tauscher	1,121,970 225,000 23,333 477,141	- - 46,667 1,431,424	- - - -	$0.24 $0.14 $0.17 $0.09	06/02/14 04/08/21 05/30/22 07/16/23

Gregory W. Mann	100,000 23,333 318,093	50,000 46,667 954,284	- - -	$0.12 $0.17 $0.09	10/02/21 05/30/22 07/16/23
(1)

On April 21, 2009, our board of directors approved an option exchange program pursuant to which employees and directors at the time were offered the opportunity to exchange outstanding options to purchase shares of our common stock that had an exercise price of $0.30 or greater per share for new options to purchase shares of common stock. The exchange offer commenced on April 22, 2009 and expired on May 19, 2009.

Pursuant to the exchange offer, options previously held by our named executive officers were canceled in exchange for options to purchase shares of common stock at an exercise price of $0.24 per share, granted under our 2005 Stock Incentive Plan. These stock options provide for 1/3 of the underlying number of shares to vest on the one-year anniversary of the date of grant and an additional 1/12 of the underlying number of shares to vest at the end of each successive three-month period following the one-year anniversary of the date of grant.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have arrangements with our named executive officers to compensate them in the event of termination of employment or change in responsibilities following a change in control of PLC.

Tauscher Employment Agreement

We entered into an employment agreement with Mr. Tauscher in December 1999, which was amended in June 2008, and again in August 2013, providing for an annual base salary of not less than $225,000 If Mr. Tauscher’s employment is terminated following within a change of control within twelve (12) months of the change of control, this agreement also provides for the payment to Mr. Tauscher of 50% of his base salary payable immediately upon termination of his employment, and the remaining 50% shall be paid in nine (9) equal monthly installments over a nine month period following such termination. Additionally, severance amount over $300,000 shall be payable in unregistered common stock from the successor entity.

Mann Employment Agreement

We entered into an employment agreement with Mr. Mann in October 2011 providing for an annual base salary of not less than $120,000, benefits in accordance with our standard benefits package and stock options to purchase up to 150,000 shares of our common stock.  On July 2, 2012, we increased Mr. Mann’s annual base salary to be no less than $140,000. PLC's board of directors previously approved in June 2012 the payment of severance to Mr. Mann in an amount equal to twelve (12) months’ salary as of such time in the event Mr. Mann's employment is terminated upon a change of control and is not retained for at least twelve (12) months following the date of such change of control.

Compensation Committee Interlocks and Insider Participation

Brent Norton, M.D., Benjamin L. Holmes and Albert S. Kyle served on our compensation committee during the last completed fiscal year. During the last completed fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of any other entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company. No person who served as a member of the Compensation Committee was, during the fiscal year ended December 31, 2013, an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure herein.

Report of the Compensation Committee of the Board of Directors

Our compensation committee reviewed and discussed the compensation discussion and analysis included in this proxy statement with management. Based on such review and discussion, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in this proxy statement for filing with the SEC.

By the compensation committee of the board of directors of PLC Systems Inc.

Brent Norton, M.D., Chairman

Benjamin L. Holmes

Albert S. Kyle

Report of the Audit Committee of the Board of Directors

The audit committee has reviewed our audited financial statements for the fiscal year ended December 31, 2013 and has discussed these financial statements with our management and with McGladrey LLP, our registered public accounting firm for such fiscal year.

The audit committee has also discussed with McGladrey LLP the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board, or the PCAOB, in Rule 3200T. Statement on Auditing Standards No. 61 requires our registered public accounting firm to discuss with our audit committee, among other things, the following:

●	methods to account for significant unusual transactions;

●	the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

●	the process used by management in formulating particularly sensitive accounting estimates and the basis for the auditors’ conclusions regarding the reasonableness of those estimates; and

●	disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

McGladrey LLP also provided the audit committee with the written disclosures and the letter required by applicable requirements of the PCAOB regarding its communications with the audit committee concerning independence. The audit committee has discussed with McGladrey LLP its independence from us.

Based upon its discussions with management and McGladrey LLP and its review of the representations and information provided by management and McGladrey LLP, the audit committee recommended to our board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014. Subject to approval by shareholders at the meeting, the audit committee has selected McGladrey LLP as our registered public accounting firm for 2014.

By the audit committee of the board of directors of PLC Systems Inc.

Benjamin L. Holmes, Chairman

Albert C. Kyle

Brent Norton, M.D.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 29, 2013 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared under applicable law. Unless otherwise indicated, the address of each person named in the table is c/o PLC Systems Inc., 459 Fortune Boulevard, Milford, MA 01757.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Shareholders:

Alpha Capital Anstalt (1) c/o LH Financial Services Corp 150 Central Park South, 2nd Floor New York, NY 10019	12,500,000	10.0%

Directors and Named Executive Officers:
Benjamin L. Holmes (2)	465,300	*
Albert S. Kyle (3)	100,000	*
Gregory W. Mann (4)	441,426	*
Brent Norton, M.D. (5)	409,000	*
Mark R. Tauscher (6)	1,847,444	1.5%
All directors and executive officers as a group (5 persons) (7)	3,173,170	2.5%

* Less than 1%.

(1)

Represents current amount of shares beneficially owned by Alpha Capital Anstalt. The amount disclosed does not represent shares issuable upon (i) conversion of convertible notes or (ii) warrants associated with the equity financing completed on February 22, 2013.

(2)	Includes 465,300 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

(3)	Includes 100,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

(4)	Includes 441,426 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

(5)	Includes 409,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

(6)	Includes 1,847,444 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

(7)	Includes 4,115,905 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 29, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, and other rights	(b) Weighted-average exercise price of outstanding options, and other rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	10,086,000	$0.15	7,877,000	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	10,086,000	$0.15	7,877,000

(1)

Consists of the following equity compensation plans: (i) 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”); (ii) 2000 Equity Incentive Plan; (iii) 2005 Stock Incentive Plan; and (iv) 2013 Stock and Incentive Plan.

(2)	Includes 294,461 shares issuable under the 2000 ESPP, including shares issuable in connection with the current offering period, which ends on May 31, 2014.

Number of Awards Granted to Employees, Consultants, and Directors

The number of awards that an employee, director or consultant may receive under the Plan is in the discretion of the Administrator and therefore cannot be determined in advance other than with respect to the automatic grants to non-employee directors which have been approved by the Board. The following table sets forth (i) the aggregate number of shares of Common Stock subject to options granted under the 2005 Plan to our Named Executive Officers (“NEOs”) during the last fiscal year, and (ii) the average per share exercise price of such options. No other awards have been issued to our named executive officers.

Name of Individual or Group	Number of Shares Subject to Options Granted	Weighted Average Per Share Exercise Price of Option Grants
Mark R. Tauscher, Chief Executive Officer	3,325,535	$0.15
Gregory W. Mann, Chief Financial Officer	1,492,377	$0.10
All executive officers, as a group	4,817,912	$0.13
All directors who are not executive officers, as a group	1,596,800	$0.17
All employees who are not executive officers, as a group	2,324,353	$0.17

Item 13.     Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties, Founders and Control Persons

No executive officer, director, nominee for election as a director or, to our knowledge, any 5% shareholder of ours, and no associate or affiliate of the foregoing persons, has or has had any material interest, direct or indirect, in any transaction since January 1, 2009 or in any proposed transaction which in either such case has materially affected or will materially affect us.

Item 14.     Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees incurred by McGladrey LLP, our registered public accounting firm for 2013 and 2012 and billed to us for each of the last two fiscal years:

Fee Category	2013	2012
Audit Fees(1)	$99,000	$76,500
Tax Fees(2)	$21,000	$23,500

Total Fees	$120,000	$100,000

(1)

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for tax compliance and tax planning services. Tax compliance services, which relate to the preparation of corporate tax returns, accounted for all fees paid in 2013 and 2012.

Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

No financial statements are filed with this report on Form 10-K/A.

(b) Financial Statement Schedules

No financial statements scheduled are filed with this report on Form 10-K/A.

(c) Exhibits.

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					x