Form 10-Q
period 2014-03-31
PLC SYSTEMS INC
filed 2014-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to __________________

Commission File Number: 1-11388

PLC SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada	04-3153858
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. Employer Identification No.)

459 Fortune Boulevard, Milford, Massachusetts	01757
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (508) 541-8800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X___ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )

Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common Stock, no par value	124,998,195

 PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.     Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$128	$769
Restricted cash	30	30
Accounts receivable, net of allowance of $2 at March 31, 2014 and December 31, 2013, respectively	257	502
Inventories	112	117
Prepaid expenses and other current assets	49	99
Total current assets	576	1,517
Equipment, furniture and leasehold improvements, net	24	37
Other assets	4	4
Total assets	$604	$1,558
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$510	$425
Accrued compensation	47	39
Accrued other	468	519
Total current liabilities	1,025	983
Convertible notes	4,904	4,537
Warrant and option liabilities	3,691	2,680
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 125,000 shares issued and outstanding; 35,666 unissued and reserved at March 31, 2014 and December 31, 2013, respectively	97,190	97,190
Additional paid in capital	97	48
Accumulated deficit	(106,027)	(103,615)
Accumulated other comprehensive loss	(276)	(265)
Total stockholders’ deficit	(9,016)	(6,642)
Total liabilities and stockholders’ deficit	$604	$1,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$54	$348
Cost of revenues	31	179
Gross profit	23	169
Operating expenses:
Selling, general and administrative	537	685
Research and development	459	554
Total operating expenses	996	1,239
Loss from operations	(973)	(1,070)
Other income (expense):
Interest expense	(63)	(140)
Foreign currency transaction losses	2	(8)
Interest income	--	4
Change in fair value of warrant and option liabilities	(1,011)	(3,999)
Change in fair value of convertible notes	(367)	(1,312)
Loss on extinguishment of convertible notes	--	(1,283)
Total other expense	(1,439)	(6,738)
Net loss	$(2,412)	$(7,808)

Net loss per weighted average share, basic	$(0.02)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	125,000	41,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,412)	$(7,808)
Other comprehensive loss:
Foreign currency translation adjustments	(11)	--
Other comprehensive loss	(11)	--
Comprehensive loss	$(2,423)	$(7,808)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,412)	$(7,808)
Depreciation and amortization	13	13
Stock-based compensation expense	49	68
Change in fair value of warrant and options liabilities	1,011	3,999
Change in fair value of convertible notes	367	1,312
Loss on extinguishment of convertible notes	--	1,283
Non-cash interest expense	--	95
Change in assets and liabilities:
Restricted cash	--	(500)
Accounts receivable	245	27
Inventories	5	71
Prepaid expenses and other assets	50	(483)
Accounts payable	85	(39)
Deferred revenue	--	(69)
Accrued liabilities	(44)	(127)
Net cash flows used in operating activities	(631)	(2,158)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	--	3,504
Net proceeds from issuance of convertible notes and warrants	--	250
Net cash provided by financing activities	--	3,754

Effect of exchange rate changes on cash and cash equivalents	(10)	9
Net (decrease) increase in cash and cash equivalents	(641)	1,605
Cash and cash equivalents at beginning of period	769	258
Cash and cash equivalents at end of period	$128	$1,863

Supplemental disclosure of cash flow information:
Cash paid for interest	--	$62
Supplemental disclosure of non-cash financing activities:
Cashless exercise of warrants	--	$844

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

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

For the three months ended March 31, 2014, the Company incurred a loss from operations of approximately $973,000 and used cash in operations of approximately $631,000. As of March 31, 2014, cash and cash equivalents were $128,000 and the Company's accumulated deficit was $106,027,000. Management expects that quarterly losses from operations and negative cash flows will continue during 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses from operations during 2014, management is currently investigating ways to raise additional capital that can be completed in the next several months. On April 14, 2014, the Company obtained $250,000 in funding through the sale of convertible notes and warrants. See Note 13 for additional details on the terms and conditions of this financing arrangement.

The Company believes that its existing resources, based on its currently projected financial results and the additional funding noted above, are sufficient to fund operations into the second quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the second quarter of 2014. Where possible, the Company has taken certain reductions in its discretionary spending. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

On May 14, 2014, the Company filed a proxy statement with the Securities and Exchange Commission describing the form of a proposed merger transaction. The proposed transaction is expected to result in the sale of the Company’s Renal Guard business to GCP IV LLC in exchange for the cancellation of 95% of the Company’s outstanding convertible notes and a release of liens on substantially all of the Company’s assets. Subsequently, a wholly-owned subsidiary of the Company would merge with and into Viveve, Inc. (“Viveve”), with Viveve surviving the merger. The holders of the remaining 5% of the Company’s outstanding convertible notes will receive shares of common stock in exchange for the convertible notes prior to the transaction. Additionally, the holders of the Company’s outstanding warrants (excluding warrants potentially issuable upon exercise of the September SPA Option) will receive two-thirds (2/3) of a common share in exchange for each warrant share held prior to the transaction. The proposed transaction is subject to shareholder approval prior to consummation.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3.             Inventories

Inventories are stated at average cost (computed on a first-in, first-out method) and include allocations of labor and overhead. As of March 31, 2014 and December 31, 2013, inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$85	$80
Finished goods	27	37
	$112	$117

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

During the three months ended March 31, 2014, the Company did not grant any options to purchase shares of the Company’s common stock.

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

During the year ended December 31, 2013, the Company issued an aggregate of 416,668 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  These shares vested immediately but were restricted from being sold for a period of six months from the date of issuance.  The contracts with Garden State Securities, Inc. and JFS Investments, Inc. terminated in February 2013. No further stock issuances will occur under these agreements. The issuance of these shares resulted in recording $56,000 of compensation expense during the three months ended March 31, 2013.

As of March 31, 2014, there were 1,317,000 shares of common stock available to be granted under the 2005 Plan, and 6,266,000 shares of common stock available to be granted under the 2013 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	10,086	$0.15
Granted	--	--
Exercised	--	--
Forfeited	--	--
Cancelled	--	--
Outstanding, March 31, 2014	10,086	$0.15	5.31	$0
Exercisable, March 31, 2014	5,773	$0.19	2.35	$0

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $49,000 in the three months ended March 31, 2014, as compared to $12,000 in the three months ended March 31, 2013. The Company also recorded compensation expense of $56,000 related to the issuance of restricted common shares during the three months ended March 31, 2013. As of March 31, 2014, the Company had $284,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.59 years.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. There was no activity during the three months ended March 31, 2014 or 2013. At March 31, 2014, 294,461 shares were reserved for future issuance under the Purchase Plan.

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

As of March 31, 2014 and 2013, we had deferred revenue balances of $0 and $248,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the three months ended March 31, 2014 and 2013, we recognized $0 and $106,000, respectively, in revenue previously deferred upon the receipt of cash.

6.             Loss per Share

In the three months ended March 31, 2014 and 2013, basic and diluted loss per share have been computed using only the weighted average number of common shares outstanding during the period without giving effect to any potential future issuances of common stock related to stock option programs, Rights To Shares Agreement (see Note 9), investor warrants or convertible notes, since their inclusion would be antidilutive.

For the three months ended March 31, 2014 and March 31, 2013, 248,336,287 and 166,739,613 shares, respectively, attributable to outstanding warrants, convertible notes, Rights To Shares Agreements and stock options were excluded from the calculation of diluted earnings per share because the effect would have been antidilutive.

7.             Total Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2014 was $2,423,000 as compared to $7,808,000 in the three months ended March 31, 2013. Comprehensive loss is comprised of the net loss plus the increase or decrease in the foreign currency translation adjustment.

8.             Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period. The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly. The Company considers all available evidence, including historical experience and information obtained from supplier audits. There was no warranty liability recorded at March 31, 2014 or December 31, 2013.

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

In conjunction with the September 2013 SPA, the Company entered into a Right To Shares Agreement with one of the investors. Pursuant to this agreement, in lieu of issuing 16,666,667 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 16,666,667 shares of the Company’s common stock. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable. The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”). As of March 31, 2014, the Company has reserved, but not issued 16,666,667 shares of common stock pursuant to the Right To Shares Agreement.

The September SPA also provides the investors with the option, for a period through June 18, 2014, to purchase on the same terms and with the same rights as the September 2013 SPA up to 50% of the shares of common stock purchased by the purchaser at the initial closing (“September 2013 SPA Option”). The investors would also receive a warrant for every option share exercised with the same terms as the warrants issued in the September SPA. To date, no shares have been purchased under the September 2013 SPA Option. The following is a summary of the September 2013 SPA Option for the three months ended March 31, 2014:

September 2013 SPA Option	Shares	Exercise Price
Beginning balance at December 31, 2013	14,583,334	$0.06

Ending balance at March 31, 2014	14,583,334	$0.06

The September 2013 Warrants have a term of five-years and are immediately exercisable for an aggregate 30,625,001 shares of common stock purchased at an exercise price of $0.08 per share. The exercise price of the September 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. The September 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the September 2013 Warrants. The September 2013 Warrants contain limitations on the holder’s ability to exercise the September 2013 Warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice. To date, none of the September 2013 Warrants have been exercised. The following is a summary of the September 2013 Warrants for the three months ended March 31, 2014:

The September 2013 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2013	30,625,001	$0.08

Ending balance at March 31, 2014	30,625,001	$0.08

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

Upon issuance, the September 2013 Warrants and the September 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. A Monte Carlo simulation was used to estimate the fair value of the September 2013 Warrants and September 2013 SPA Option resulting in grant date fair values of $1,807,000 and $1,166,000, respectively (see Note 10 – Fair Value Measurements). As of March 31, 2014, the September 2013 Warrants have been marked to fair value resulting in a derivative liability of $842,000. The impact to other income (expense) for the change in fair value of the September 2013 Warrants for the three months ended March 31, 2014 was a loss of $215,000. As of March 31, 2014, the September 2013 SPA Options have been marked to fair value resulting in a derivative liability of $351,000. The impact to other income (expense) for the change in fair value of the September 2013 SPA Option for the three months ended March 31, 2014 was a loss of $59,000.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and March 31, 2014.

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

In conjunction with the February SPA, the Company entered into a Right To Shares Agreement with one of the investors. Pursuant to this agreement, in lieu of issuing 7,000,000 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 7,000,000 shares of the Company’s common stock. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable. The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”). As of March 31, 2014, the Company has reserved, but not issued 19,000,000 shares of common stock pursuant to the Right To Shares Agreement, as adjusted for the anti-dilution issuance described above.

The February SPA also provided the investors with the option, for a period through November 21, 2013, to purchase on the same terms and with the same rights as the February 2013 SPA up to 50% of the shares of common stock purchased by the purchaser at the initial closing (“February 2013 SPA Option”). The investors would also receive a warrant for every option share exercised with the same terms as the warrant issued in the February SPA. No shares were purchased or exercised under the February 2013 SPA Option prior to the expiration date.

The February 2013 Warrants have a term of five-years and were immediately exercisable for an aggregate 28,818,666 shares of common stock purchased at an exercise price of $0.20 per share. The exercise price of the 2013 Warrants shall be adjusted in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then exercise price. Due to the September SPA, certain anti-dilution rights were triggered, resulting in the issuance of an additional 43,228,001 warrants with an exercise price of $0.08. All previously issued warrants related to the February 2013 financing have been repriced to $0.08. The February 2013 Warrants may be exercised on a cashless basis if at any time there is no effective registration statement within 180 days after the closing date of the private placement covering the resale of the shares of common stock underlying the February 2013 Warrants. The February 2013 Warrants contain limitations on the holder’s ability to exercise the February 2013 Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice. The following is a summary of the February 2013 Warrants for the three months ended March 31, 2014:

The February 2013 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2013	72,046,667	$0.08

Ending balance at March 31, 2014	72,046,667	$0.08

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

Upon issuance, the February 2013 Warrants and February 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. A Monte Carlo simulation was used to estimate the fair value of the February 2013 Warrants and February 2013 SPA Option resulting in grant date fair values of $2,759,000 and $1,211,000, respectively (see Note 10 – Fair Value Measurements). As of March 31, 2014, the February 2013 Warrants have been marked to fair value resulting in a derivative liability of $1,981,000. The impact to other income (expense) for the change in fair value of the February 2013 Warrants for the three months ended March 31, 2014 and 2013 was a loss of $540,000 and $884,000, respectively. As of each reporting period, the February 2013 SPA warrants have been marked to fair value. The impact to other income (expense) for the change in fair value of the February 2013 SPA Option for the three months ended March 31, 2013 was a loss of $583,000.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and March 31, 2014.

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

The February SPA requires the Company to use $1,000,000 of the proceeds received from the February SPA for investor relations. The Company engaged an investor relations firm and made an initial payment of $500,000 on the date of the February SPA closing. During the quarters ended September 30, 2013 and December 31, 2013 the Company paid an additional $250,000 and $220,000, respectively. The Company has recorded the remaining $30,000 cash held in escrow as restricted cash on the Condensed Consolidated Balance Sheet at March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, the maturity date principal of convertible debt was $4,494,355 and is due in June 2015. The Company has also accrued approximately $ 206,000 and $144,000 of interest payable to the convertible note holders at March 31, 2014 and December 31, 2013, respectively. The terms of the individual tranches of convertible notes and warrants issued pursuant to this agreement and the impact of the Amendment and Waiver Agreements are discussed below.

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

The following is a summary of the 2011 Warrants outstanding for the three months ended March 31, 2014:

	2011 Warrants	Exercise Price
Beginning balance – December 31, 2013	17,940,780	$0.098
Less: Canceled	--	--
Add: Issued	--	--
Less: Exercised	--	--
Ending Balance – March 31, 2014	17,940,780	$0.098

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

The following is a summary of the 2012 Warrants outstanding at March 31, 2014:

	2012 Warrants	Exercise Price
Beginning balance at December 31, 2013	7,065,255	$0.098
Less: Canceled	--	--
Add: Issued	--	--
Less: Exercised	--	--
Ending balance at March 31, 2014	7,065,255	$0.098

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

The February 2013 and September 2013 Amendment and Waiver Agreements triggered greater than 10% changes in the present value of cash flows of the convertible notes and associated warrants. As a result, the Company has treated the Amendment and Waiver Agreements as debt extinguishments where the carrying value of the convertible notes and warrants prior to the amendments were removed from the Company’s books and the fair value of the amended convertible notes and warrants was recorded. The resulting difference in value was recorded as an aggregate $1,283,000 loss on the extinguishment of debt during the three months ended March 31, 2013. The impact to each of the convertible notes and associated warrants is discussed below.

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

The Company accounted for the February 2013 Amendment and Waiver Agreement as an extinguishment of debt at February 22, 2013. The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $6,070,000 as of February 22, 2013. In connection with the extinguishment of the debt as of February 22, 2013, the Company had amortized $38,000 of the debt discount and wrote off the remaining debt discount of $265,000.

The Company has also accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013. The fair value of the 2011 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2011 Convertible Notes, resulting in a fair value of $4,920,000 as of September 18, 2013.

As of March 31, 2014, the 2011 Convertible Notes have been marked to fair value resulting in a derivative liability of $3,490,000. The impact to other income (expense) for the adjustments to fair value for the three months ended March 31, 2014 was a loss of $200,000.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2011 Warrants was adjusted at February 22, 2013 to reflect the revised terms. As of March 31, 2014, the 2011 Warrants have been marked to fair value resulting in a derivative liability of $358,000. The impact to other income (expense) for the adjustments to fair value for the three months ended March 31, 2014 was a loss of $179,000. The impact to other income (expense) for the loss on extinguishment and adjustments to fair value for the three months ended March 31, 2013 was a loss of $1,916,000 and $2,014,000, respectively.

During the three months March 31, 2013, certain holders of the 2011 Warrants exercised warrants to purchase 8,749,999 shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 3,217,741, shares of the Company’s common stock. The cashless exercise resulted in the reclassification of $844,000 in the exercise date fair value of the 2011 Warrants exercised as a component of the common stock balance within stockholders’ equity in the consolidated balance sheet.

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

The Company has also accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013. The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,390,000 as of September 18, 2013. As of March 31, 2014, the 2012 Convertible Notes have been marked to fair value resulting in a derivative liability of $1,130,000. The impact to other income (expense) for the adjustments to fair value for the three months ended March 31, 2014 was a loss of $120,000.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2012 Warrants was adjusted at February 22, 2013 to reflect the revised terms. As of March 31, 2014, the 2012 Warrants have been marked to fair value resulting in a derivative liability of $159,000. The impact to other income (expense) for the adjustments to fair value for the three months ended March 31, 2014 was a loss of $18,000. The impact to other income (expense) for the loss on extinguishment and adjustments to fair value for the three months ended March 31, 2013 was a gain of $168,000 and a loss of $326,000, respectively.

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

The Company has accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013. The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $361,000 as of September 18, 2013. As of March 31, 2014, the Third Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $284,000. The impact to other income (expense) for the adjustments to fair value was a loss of $47,000.

Upon issuance of the Third Tranche Warrants, the Company allocated $108,000 of the initial proceeds to the Third Tranche Warrants and immediately marked them to fair value resulting in a derivative liability of $300,000.  The Third Tranche Warrants were canceled during 2013. The impact to other income (expense) for the three months ended March 31, 2013 was a gain of $108,000.

11.          Fair Value Measures

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using:
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$4,537,000	$—	$—	$4,537,000
Warrant and option liabilities	$2,680,000	$—	$—	$2,680,000
Total Liabilities	$7,217,000	$—	$—	$7,217,000

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using:
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$4,904,000	$—	$—	$4,904,000
Warrant and option liabilities	$3,691,000	$—	$—	$3,691,000
Total Liabilities	$8,595,000	$—	$—	$8,595,000

A summary of changes in the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, 2011 Warrants, 2012 Warrants, Third Tranche Warrants, and the February 2013 Warrants, February 2013 SPA Options, September 2013 Warrants, and September 2013 SPA Options as of December 31, 2012, February 22, 2013, September 18, 2013 and March 31, 2014 is as follows:

	Fair Value of 2011 Convertible Notes	Fair Value of 2011 Warrant Liabilities	Fair Value of 2012 Convertible Notes	Fair Value of 2012 Warrant Liabilities	Fair Value of Third Tranche Convertible Notes	Fair Value of Third Tranche Warrant Liabilities	February 2013 Warrants	February 2013 SPA Option	September 2013 Warrants	September 2013 SPA Options	Total
Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$—	$—	$—	$—	$—	$—	$11,898,000
Allocation of initial proceeds	$—	$—	$—	$—	$142,000	$108,000	$—	$—	$—	$—	$250,000
Initial fair value adjustment	$—	$—	$—	$—	$252,000	$192,000	$—	$—	$—	$—	$444,000

January 16, 2013	$6,510,000	$2,000,000	$1,588,000	$1,800,000	$394,000	$300,000	$—	$—	$—	$—	$12,592,000

Amortization of debt discount	$38,000	$—	$55,000	$—	$2,000	$—	$—	$—	$—	$—	$95,000
Fair value adjustment	$(370,000)	$—	$(72,000)	$—	$(8,000)	$—	$—	$—	$—	$—	$(450,000)
Carrying value of old debt at modification	$(6,178,000)	$—	$(1,571,000)	$—	$(388,000)	$—	$—	$—	$—	$—	$(8,137,000)
Fair value of new debt at modification	$6,070,000	$—	$1,516,000	$—	$386,000	$—	$—	$—	$—	$—	$7,972,000
Modification of warrants	$—	$1,916,000	$—	$632,000	$—	$—	$—	$—	$—	$—	$2,548,000
Cancellation/retirement of warrants	$—	$—	$—	$(800,000)	$—	$(300,000)	$—	$—	$—	$—	$(1,100,000)
Fair value of instruments at issuance	$—	$—	$—	$—	$—	$—	$2,759,000	$1,211,000	$—	$—	$3,970,000

February 22, 2013	$6,070,000	$3,916,000	$1,516,000	$1,632,000	$386,000	$—	$2,759,000	$1,211,000	$—	$—	$17,490,000

Exercise of warrants	$—	$(844,000)	$—	$—	$—	$—	$—	$—	$—	$—	$(844,000)
Fair value adjustment	$1,130,000	$2,014,000	$284,000	$326,000	$96,000	$—	$884,000	$583,000	$—	$—	$5,317,000

March 31, 2013	$7,200,000	$5,086,000	$1,800,000	$1,958,000	$482,000	$—	$3,643,000	$1,794,000	$—	$—	$21,963,000

Balance at December 31, 2013	$3,290,000	$179,000	$1,010,000	$141,000	$237,000	$—	$1,441,000	$—	$627,000	$292,000	$7,217,000

Fair value adjustment	$200,000	$179,000	$120,000	$18,000	$47,000	$—	$540,000	$—	$215,000	$59,000	$1,378,000

March 31, 2014	$3,490,000	$358,000	$1,130,000	$159,000	$284,000	$—	$1,981,000	$—	$842,000	$351,000	$8,595,000

Valuation – Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, 2013 SPA Options and Convertible Notes as of the December 31, 2012 balance sheet date, February 22, 2013 Amendment and Waiver Agreement date, September 18, 2013 Amendment and Waiver agreement, and the March 31, 2014 balance sheet date are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

2011 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the 2011 Warrants as of February 22, 2013, March 31, 2013 and December 31, 2013. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	March 31, 2013	December 31, 2013
Stock Price	$0.14	$0.17	$0.04
Exercise Price	$0.15	$0.098	$0.098
Expected Life (in years)	3.00	2.90	2.15
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.40%	0.24%	0.21%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	64,389,835	160,664,862

Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the 2011 Warrants as of March 31, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding warrants. This includes the potential common stock for warrants exchange as contemplated in the proposed transaction, occurring at June 30, 2014, and the potential that the warrants are held for the remainder of their term. This model requires the following key inputs with respect to the Company and/or instrument:

March 31, 2014
Input
Stock Price (simulated)	$0.04
Strike Price	$0.098
Expected remaining term (in years)	1.89
Stock Volatility	95%
Risk-Free Rate	0.41%
Dividend Rate	0%

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.15 Warrants as of February 22, 2013, March 31, 2013 and December 31, 2013.

Input	February 22, 2013	March 31, 2013	December 31, 2013
Stock Price	$0.14	$0.17	$0.04
Exercise Price	$0.15	$0.098	$0.098
Expected Life (in years)	4.38	4.26	3.50
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.70%	0.62%	1.02%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	64,389,835	160,664,862

Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the 2012 Warrants as of March 31, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding warrants. This includes the potential common stock for warrants exchange as contemplated in the proposed transaction, occurring at June 30, 2014, and the potential that the warrants are held for the remainder of their term. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2014
Stock Price (simulated)	$0.04
Strike Price	$0.098
Expected remaining term (in years)	3.26
Stock Volatility	95%
Risk-Free Rate	1.01%
Dividend Rate	0%

Third Tranche Warrants

A Black-Scholes Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the Third Tranche Warrants as of January 16, 2013. These warrants were canceled on February 22, 2013.

Input	January 16, 2013
Stock Price	$0.15
Exercise Price	$0.15
Expected Life (in years)	5
Stock Volatility	110%
Risk-Free Rate	0.75%
Dividend Rate	0%
Outstanding Shares of Common Stock	32,434,430

February 2013 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the February 2013 warrants as of February 22, 2013, March 31, 2013, December 31, 2013 and March 31, 2014. Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the February 2013 Warrants as of March 31, 2014 incorporated the potential impact of the proposed transaction and the effect on the outstanding February 2013 warrants. This includes the potential common stock for warrants exchange as contemplated in the proposed transaction, occurring at June 30, 2014, and the potential that the warrants are held for the remainder of their term. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	March 31, 2013	December 31, 2013	March 31, 2014
Stock Price	$0.12	$0.16	0.04	$0.04
Exercise Price	$0.20	$0.20	0.08	$0.08
Expected Life (in years)	5	4.90	4.15	3.89
Stock Volatility	110%	110%	100%	100%
Risk-Free Rate	0.84%	0.75%	1.34%	1.27%
Number of Steps	100,000	100,000	100,000	100,000
Outstanding Shares of Common Stock	59,576,097	64,389,835	160,664,862	160,664,862

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

A Monte Carlo simulation model was also utilized to estimate the fair value of the February 2013 SPA Option as of February 22, 2013 and March 31, 2013.

Input	February 22, 2013	March 31, 2013
Stock Price (simulated)	$0.10	$0.66
Exercise Price	$0.20	$0.20
Expected Life (in years)	5.00	5.0
Stock Volatility	110%	110%
Risk-Free Rate	1.158%	1.025%
Number of Steps	10,000	10,000

September 2013 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the September 2013 warrants as of December 31, 2013 and March 31, 2014. Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the September 2013 Warrants as of March 31, 2014 incorporated the potential impact of the proposed transaction and the effect on the outstanding September 2013 warrants. This includes the potential common stock for warrants exchange as contemplated in the proposed transaction, occurring at June 30, 2014, and the potential that the warrants are held for the remainder of their term. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2013	March 31, 2014
Stock Price	$0.04	$0.04
Exercise Price	$0.08	$0.08
Expected Life (in years)	4.72	4.47
Stock Volatility	100%	100%
Risk-Free Rate	1.61%	1.51%
Number of Steps	100,000	100,000

September 2013 SPA Option

The September 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at December 31, 2013 and March 31, 2014.

Input	December 31, 2013	March 31, 2014
Stock Price	$0.04	$0.04
Exercise Price	$0.06	$0.06
Expected Life (in years)	0.463	0.217
Stock Volatility	100%	100%
Risk-Free Rate	0.10%	0.05%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	160,664,862	160,664,862

A Monte Carlo simulation model was also utilized to estimate the fair value of the 2013 SPA Option as of December 31, 2013 and March 31, 2014.

Input	December 31, 2013	March 31, 2014
Stock Price (simulated)	$0.04	$0.04
Exercise Price	$0.08	$0.08
Expected Life (in years)	0.463	0.217
Stock Volatility	100%	100%
Risk-Free Rate	0.10%	0.05%
Number of Steps	10,000	10,000

2011 Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of, February 22, 2013, March 31, 2013 and December 31, 2013. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	March 31, 2013	December 31, 2013
Stock Price	$0.14	$0.17	$0.04
Strike Price	$0.10	$0.10	$0.06
Expected remaining term (in years)	2.35	2.25	1.50
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.32%	0.28%	0.25%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	64,389,835	160,664,862
Effective discount rate	13.2%	11.6%	19.6%
Probability of forced redemption	20%	20%	20%

Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the 2011 Convertible Notes as of March 31, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (50% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2014
Stock Price (simulated)	$0.04
Strike Price	$0.06
Expected remaining term (in years)	1.25
Stock Volatility	95%
Risk-Free Rate	0.2%
Dividend Rate	0%
Effective discount rate	23.9%
Probability of forced redemption or transaction event	20% - 50%

2012 Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the 2012 Convertible Notes as of February 22, 2013, March 31, 2013 and December 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	March 31, 2013	December 31, 2013
Stock Price	$0.14	$0.17	$0.04
Exercise Price	$0.10	$0.10	$0.06
Expected remaining term (in years)	2.35	2.25	1.50
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.32%	0.28%	0.26%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	64,389,835	160,664,862
Effective discount rate	13.2%	13.2%	19.6%
Probability of forced redemption	20%	20%	20%

Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the 2012 Convertible Notes as of March 31, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (50% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2014
Stock Price (simulated)	$0.04
Strike Price	$0.06
Expected remaining term (in years)	1.25
Stock Volatility	95%
Risk-Free Rate	0.2%
Dividend Rate	0%
Effective discount rate	32.5%
Probability of forced redemption or transaction event	20% - 50%

Third Tranche Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the Tranche Three Convertible Notes as of January 16, 2013, February 22, 2013, March 31, 2013 and December 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	January 16, 2013	February 22, 2013	March 31, 2013	December 31, 2013
Stock Price	$0.15	$0.14	$0.17	$0.04
Exercise Price	$0.10	$0.10	$0.10	$0.06
Expected remaining term (in years)	3	2.90	2.80	2.04
Stock Volatility	100%	100%	100%	95%
Risk-Free Rate	0.36%	0.39%	0.34%	0.40%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	64,389,835	160,664,862
Effective discount rate	13.2%	13.2%	13.2%	21.3%
Probability of forced redemption	20%	20%	20%	20%

Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the Tranche Three Convertible Notes as of March 31, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (50% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

March 31, 2014
Input
Stock Price (simulated)	$0.04
Strike Price	$0.06
Expected remaining term (in years)	1.25
Stock Volatility	95%
Risk-Free Rate	0.4%
Dividend Rate	0%
Effective discount rate	32.5%
Probability of forced redemption or transaction event	20% - 50%

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

●

Based on the potential impact of the proposed merger transaction (see Note 13), the valuations of the 2011 Convertible Notes, 2012 Convertible Notes and Third Tranche Convertible Notes were modified for the March 31, 2014 valuation date to reflect a 50% probability of the proposed merger transaction occurring during 2014. During the period of time where the transaction was expected to be completed, the 50% probability of occurrence was applied. During this period, the expectation of forced redemption as described above was replaced with the expectation that 95% of the convertible notes would be extinguished and 5% of the convertible notes would be converted, as contemplated in the proposed transaction. During all other periods, the probability of forced redemption and contractual impact of forced redemption as described above was utilized.

●	Based on the potential impact of the proposed merger transaction (see Note 13), the valuations of the 2011 Warrants, 2012 Warrants, February 2013 Warrants and September 2013 warrants were modified for the March 31, 2014 valuation date to reflect the potential execution of the a warrant exchange, whereby the holders of the above referenced warrants would receive two-thirds (2/3) of a common share for every outstanding warrants share. The potential of the transaction occurring was assigned a 50% probability. In the other 50% of potential outcomes, the valuation model contemplates the investor holding the warrant until its expiration.

The changes in fair value between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and effective discount rate.

12.          Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2014. In addition to the minimum lease payments, the agreement requires payment of the Company's pro-rata share of property taxes and building operating expenses. In April 2014, the Company extended their lease for their corporate offices to run through August 2017. Under this lease the Company’s rent payments will range from $43,500 to $49,500 per month.

Future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2014	$33
2015	45
2016	48
2017	33
Total	$159

During the year ended December 31, 2011, the Company began manufacturing its RenalGuard consoles and sterile disposable kits by two separate outside contract manufacturers. The contracts with these manufacturers do not contain minimum purchase requirements or any future commitments. Purchases are made upon request to the manufacturer. As of March 31, 2014 there are no minimum purchase requirements or any future commitments for these contracts.

During the year ended December 31, 2011, the Company hired a clinical research organization (“CRO”) to assist with managing its clinical trial. The contract with the CRO does not contain minimum purchase requirements or any future commitments, and payments are made once services are provided. As of March 31, 2014 there are no minimum purchase requirements or any future commitments for this contract.

13.           Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period the Company identified the following events for disclosure:

On April 14, 2014, the Company entered into an Amendment and Waiver Agreement (the “April Amendment and Waiver Agreement”) to the Securities Purchase Agreement dated February 22, 2011, and as further amended in July 2012, January 2013, February 2013 and September 2013. The April Amendment and Waiver Agreement reestablished the availability and extended the period of time in which the remaining funds under the third closing (up to $750,000) could be sold. The April Amendment and Waiver Agreement also waived certain corporate milestones and conditions to necessary to complete the third closing and waived any defaults under the terms of the Purchase Agreement.

In connection with the April Amendment and Waiver Agreement, the Company issued and sold to GCP IV LLC (i) a 5% Senior Secured Convertible Debenture of the Company (the “April 2014 Notes”) with a principal amount of $250,000, and (ii) a Common Stock Purchase Warrant to purchase up to 4,166,667 shares of the Company’s common stock at an initial exercise price of $0.09 per share (the “April 2014 Warrants”), for a total purchase price of $250,000.

The terms and conditions of the April 2014 Notes are substantially similar to those of the previously issued tranches of convertible notes, as described in Note 10 to our Condensed Consolidated Financial Statements.

The April 2014 Warrants are exercisable for a period of five years at an exercise price of $0.09 per share. The April 2014 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the Warrant Shares. The exercise price is adjustable for certain dilutive issuances, including issuances of securities at an effective price per share lower than the exercise price, rights offerings, mergers or sales of assets and certain other customary anti-dilution provisions.

On May 9, 2014, in relation to the proposed transaction described below and in Note 1 to our Condensed Consolidated Financial Statements, the Company entered into an agreement with a certain holder of outstanding convertible notes and warrants, in which the Company agreed to sell warrants to purchase up to 940,189 of common stock at a per share exercise price of $0.53 per share. As part of the agreement, the proceeds received will be held in escrow until the closing of a proposed private placement transaction which would occur subsequent to the proposed merger transaction described in Note 1. The final issuance of the warrants is contingent upon the consummation of this proposed merger transaction.

On May 14, 2014, the Company filed a proxy statement with the Securities and Exchange Commission describing the form of a proposed merger transaction, as described in Note 1 to our Condensed Consolidated Financial Statements.

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

Our distributor of RenalGuard in Italy, Artech, accounted for 0% and 31% of our total revenues in the three months ended March 31, 2014 and 2013, respectively. ACIST, our distributor in France and Germany, accounted for 16% and 18% of our total revenues in the three months ended March 31, 2014 and 2013, respectively. Discomed, our distributor in Brazil, accounted for 0% and 29% of our total revenues in the three months ended March 31, 2014 and 2013, respectively.

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

For the three months ended March 31, 2014, we incurred net losses from operations of approximately $973,000 and used cash in operations of approximately $631,000. As of March 31, 2014, cash and cash equivalents were $128,000. Management expects that quarterly losses from operations and negative cash flows will continue during 2014. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Inventories

Inventories are stated at the average cost (computed on a first-in, first-out method) and include allocations of labor and overhead. We regularly review slow-moving and excess inventories, and write down inventories to net realizable value if the ultimate expected proceeds from the disposals of excess inventory are less than the carrying cost of the inventory.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met. As of March 31, 2014 and 2013, we had deferred revenue balances of $0 and $248,000, respectively, related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the three months ended March 31, 2014 and 2013, we recognized $0 and $106,000, respectively, in revenue previously deferred upon the receipt of cash.

Results of Operations

Results for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Increase (decrease)
	2014	2013	over 2013
	$	$	$	%
	(dollars in thousands)

Total revenues	54	348	(294)	(84)
Total cost of revenues	31	179	(148)	(83)
Gross profit	23	169	(146)	(86)
Selling, general & administrative expenses	537	685	(148)	(22)
Research and development expenses	459	554	(95)	(17)
Total operating expenses	996	1,239	(243)	(20)
Loss from operations	(973)	(1,070)	97	9
Interest expense	(63)	(140)	77	55
Interest income	--	4	(4)	(100)
Foreign currency transaction gains	2	(8)	10	125
Change in fair value of warrant and options liabilities	(1,011)	(3,999)	2,988	75
Change in fair value of convertible notes	(367)	(1,312)	945	72
Loss on extinguishment of convertible notes	--	(1,283)	1,283	100
Total other income (expense)	(1,439)	(6,738)	5,299	79
Net income (loss)	(2,412)	(7,808)	5,396	69

Product Sales

Revenues decreased $294,000 or 84% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. RenalGuard Console sales decreased $143,000 or 87% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to a lower volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues decreased $151,000 or 82% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to a lower volume of RenalGuard single-use sets sold to international distributors. As of March 31, 2013, we had deferred revenue balances of $248,000 related to shipments to our distributor in Italy, Artech, because not all revenue recognition criteria were met. During the quarter ended March 31, 2013, we recognized $106,000 in revenue of previously deferred revenue upon the receipt of cash. There was no deferred revenue balance at December 31, 2013 or March 31, 2014.

Gross Profit

Gross profit was $23,000, or 43% of total revenues, in the three months ended March 31, 2014, as compared with gross profit of $169,000, or 49% of total revenues, in the three months ended March 21, 2013. Gross margin generated from the low volume of RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during the three months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 22% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was due to higher investor relations expense during the three months ended March 31, 2013 as compared to the three months ended March 31, 2014 as well as the impact of certain personnel changes during 2013.

Research and Development Expenses

Research and development expenditures decreased 17%  in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to there being fewer patients enrolled during the quarter ended March 2014 than the quarter ended March 31, 2013 as well as there being more new hospital sets ups in March 31, 2013 than March 31, 2014 in connection with our U.S. clinical trials.

Other Income (Expense)

Between February 2011 and September 2013, the Company entered into convertible note arrangements and amendments hereto as described in Note 10 of the Condensed Consolidated Financial Statements. As a result of these three transactions, interest expense of $63,000 and $140,000 in the three months ended March 31, 2014, and 2013, respectively, was recorded.

The Company accounts for its outstanding common stock warrants, certain common stock options and convertible notes at fair value. Changes in the fair value of these instruments are recorded as a component of other income (expense). The Company recorded other expense of $1,011,000 and $3,999,000 in the three months ended March 31, 2014 and 2013, respectively, as a result of fair value adjustments related to outstanding common stock warrants and options. The Company recorded other expense of $367,000 and $1,312,000 in the three months ended March 31, 2014 and 2013, respectively as a result of fair value adjustments related to the outstanding convertible notes. The Company also recorded other expense of $1,283,000 in the three months ended March 31, 2013, related to extinguishment of the outstanding convertible notes and warrants.

Net Loss

In the three months ended March 31, 2014, we recorded net losses of $2,412,000 as compared to net losses of $7,808,000 for the three months ended March 31, 2013.

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

On July 2, 2012 we entered into an Amendment and Waiver to Securities Purchase Agreement to amend our Securities Purchase Agreement to provide for the issuance of (i) an additional $1,000,000 of 5% Senior Secured Convertible Debentures maturing on July 2, 2015, (ii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.15 per share and (iii) warrants exercisable for a period of five years to purchase up to 10,000,000 shares of common stock at an exercise price of $0.25 per share. On February 22, 2013 we entered into a Securities Purchase Agreement with a number of accredited investors which revised certain terms of this Securities Purchase Agreement, including the cancellation of the $0.25 warrants and a re-pricing of the $0.15 Warrants. See Note 9 to our Consolidated Financial Statements for additional disclosure surrounding this amendment.

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

Under the February 2013 Securities Purchase Agreement with a number of accredited investors, we sold an aggregate of 26,933,333 shares of common stock at $0.15 per share and issued warrants (the “February 2013 Warrants”) to purchase an additional 26,933,333 shares of common stock with gross proceeds of $4,040,000. We utilized the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses. After payment of the placement agent fees and these other expenses, we received net proceeds of approximately $3.5 million. See Note 10 to our Condensed Consolidated Financial Statements for additional disclosure surrounding this agreement.

On September 18, 2013, we entered into a Securities Purchase Agreement with a number of accredited investors, whereby we sold an aggregate of 29,166,668 shares of common stock and warrants to purchase an additional 29,166,668 shares of common stock with gross proceeds of $1,750,000 to these accredited investors. We intend to utilize the proceeds of the private placement for general working capital purposes, to pay for investor relations services, for payment of fees to Palladium Capital, LLC, the exclusive placement agent, and for legal, blue sky and related expenses. After payment of the placement agent fees and these other expenses, we received net proceeds of approximately $1.6 million. See Note 10 to our Condensed Consolidated Financial Statements for additional disclosure surrounding this agreement.

Unrestricted cash and cash equivalents totaled $128,000 as of March 31, 2014, a decrease of $641,000 from $769,000 as of December 31, 2013. As of March 31, 2014 and and December 31, 2013, the maturity date principal of the convertible debt was $4,494,355, respectively, and is due in June 2015. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. We believe that our existing resources, based on our currently projected financial results and the receipt of $250,000 in funding in April 2014 are sufficient to fund operations into the second quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the second quarter of 2014.

Our plan is to seek additional capital through the sale of equity and/or debt securities to fund operations. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to our existing stockholders. The holders of the Convertible Notes (and holders of the Common Stock and the Warrants issued in the February 2013 and September 2013 Securities Purchase Agreements) have certain rights to participate in any subsequent financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the company by our stockholders would be diluted. In addition, any debt securities would have rights, preferences and privileges senior to our common stock and we may sell equity or other convertible debt financing securities which would have rights, preferences and privileges senior to our common stock. On April 14, 2014, the Company obtained $250,000 in funding through the sale of convertible notes and warrants. See Note 13 to our Condensed Consolidated Financial Statements for additional details on the terms and conditions of this financing arrangement

On May 14, 2014, the Company filed a proxy statement with the Securities and Exchange Commission describing the form of a proposed merger transaction, as described in Note 1 to Condensed Consolidated Financial Statements.

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

Cash flows used in operating activities in the three months ended March 31, 2014 were $631,000 due to our net income, offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) depreciation expense; 3) stock-based compensation expense. The effect of exchange rate changes was a $10,000 decrease in cash.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 1992.

Based on this assessment, our management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:May 15, 2014	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.