Form 10-Q
period 2014-06-30
PLC SYSTEMS INC
filed 2014-08-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to __________________

Commission File Number: 1-11388

PLC SYSTEMS INC.

(Exact Name of Registrant as Specified in Its Charter)

Yukon Territory, Canada	04-3153858
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

459 Fortune Boulevard, Milford, Massachusetts (Address of Principal Executive Offices)	01757 (Zip Code)

Registrant's telephone number, including area code: (508) 541-8800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X___ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )

Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2014
Common Stock, no par value	176,025,356

PLC SYSTEMS INC.

Part I.     Financial Information

Item 1.     Financial Statements

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$87	$769
Restricted cash	--	30
Accounts receivable, net of allowance of $2 at June 30, 2014 and December 31, 2013, respectively	361	502
Inventories	101	117
Prepaid expenses and other current assets	155	99
Total current assets	704	1,517
Equipment, furniture and leasehold improvements, net	13	37
Other assets	4	4
Total assets	$721	$1,558
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$775	$425
Accrued compensation	60	39
Accrued other	894	519
Deferred revenue	108	--
Total current liabilities	1,837	983
Convertible notes	4,653	4,537
Warrant liabilities	10	2,680
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, no par value, unlimited shares authorized, 176,025 and 125,000 shares issued and outstanding; 69,760 and 35,666 unissued and reserved at June 30, 2014 and December 31, 2013, respectively	98,041	97,190
Additional paid in capital	145	48
Accumulated deficit	(103,700)	(103,615)
Accumulated other comprehensive loss	(265)	(265)
Total stockholders’ deficit	(5,779)	(6,642)
Total liabilities and stockholders’ deficit	$721	$1,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$73	$372	$126	$721
Cost of revenues	24	135	55	314
Gross profit	49	237	71	407
Operating expenses:
Selling, general and administrative	812	965	1,349	1,650
Research and development	428	558	887	1,113
Total operating expenses	1,240	1,523	2,236	2,763
Loss from operations	(1,191)	(1,286)	(2,165)	(2,356)
Other income (expense):
Interest expense	(71)	(61)	(139)	(198)
Foreign currency transaction gains (losses)	7	3	8	(5)
Change in fair value of warrant and option liabilities	2,873	6,113	1,867	2,114
Change in fair value of convertible notes	711	3,177	344	1,865
Loss on extinguishment of convertible notes	--	--	--	(1,283)
Total other income (expense)	3,520	9,232	2,080	2,493
Net income (loss)	$2,329	$7,946	$(85)	$137

Net loss per weighted average share, basic	$0.01	$0.12	$(0.00)	$0.00
Net loss per weighted average share, diluted	$0.01	$0.01	$--	$0.00
Weighted average shares outstanding:
Basic	135,093	63,922	130,074	52,858
Diluted	288,092	137,764	--	59,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,329	$7,946	$(85)	$137
Other comprehensive income:
Foreign currency translation adjustments	11	10	--	10
Other comprehensive income	11	10	--	10
Comprehensive income (loss)	$2,340	$7,956	$(85)	$147

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(85)	$137
Depreciation and amortization	24	26
Stock-based compensation expense	97	77
Change in fair value of warrant and options liabilities	(1,867)	(2,114)
Change in fair value of convertible notes	(344)	(1,865)
Loss on extinguishment of convertible notes	--	1,283
Non-cash interest expense	8	95
Change in assets and liabilities:
Restricted cash	30	(500)
Accounts receivable	152	194
Inventories	11	21
Prepaid expenses and other assets	(56)	(28)
Accounts payable	350	55
Deferred revenue	108	(266)
Accrued liabilities	397	15
Net cash flows used in operating activities	(1,175)	(2,870)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	--	3,504
Net proceeds from issuance of convertible notes and warrants	500	250
Net cash provided by financing activities	500	3,754

Effect of exchange rate changes on cash and cash equivalents	(7)	(14)
Net (decrease) increase in cash and cash equivalents	(682)	870
Cash and cash equivalents at beginning of period	769	258
Cash and cash equivalents at end of period	$87	$1,128

Supplemental disclosure of cash flow information:
Cash paid for interest	--	$112
Supplemental disclosure of non-cash financing activities:
Cashless settlement of warrants	$851	$2,003
Cashless conversion of convertible notes	$--	$450

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLC SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

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

For the six months ended June 30, 2014, the Company incurred a loss from operations of approximately $2,165,000 and used cash in operations of approximately $1,175,000. As of June 30, 2014, cash and cash equivalents were $87,000 and the Company’s accumulated deficit was $103,700,000. Management expects that quarterly losses from operations and negative cash flows will continue during 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Based upon the current financial condition of the Company and the expectation of continued quarterly losses from operations during 2014, management is currently investigating ways to raise additional capital that can be completed in the next several months. On April 14, 2014 and May 27, 2014, the Company obtained an aggregate of $500,000 in funding through the sale of convertible notes and warrants, respectively. See Note 10 for additional details on the terms and conditions of these financing arrangements. On July 15, 2014 and August 6, 2014, the Company obtained an aggregate of $250,000 in funding through the sale of convertible notes and warrants, respectively (See Note 13).

The Company believes that its existing resources, based on its currently projected financial results and the additional funding noted above, are sufficient to fund operations into the third quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of its U.S. clinical trial, we expect that we will need to raise additional capital during the third quarter of 2014. Where possible, the Company has taken certain reductions in its discretionary spending. The Company will continue to review its other expense areas to determine whether additional reductions in discretionary spending can be achieved.

On May 14, 2014, the Company filed a proxy statement with the Securities and Exchange Commission describing the form of a proposed merger transaction. The proposed transaction is expected to result in the sale of the Company’s Renal Guard business to GCP IV LLC in exchange for the cancellation of 95% of the Company’s outstanding convertible notes and a release of liens on substantially all of the Company’s assets. Subsequently, a wholly-owned subsidiary of the Company would merge with and into Viveve, Inc. (“Viveve”), with Viveve surviving the merger. The holders of the remaining 5% of the Company’s outstanding convertible notes will receive shares of common stock in exchange for the convertible notes prior to the transaction. Additionally, the holders of the Company’s then outstanding warrants will receive two-thirds (2/3) of a common share in exchange for each warrant share held prior to the transaction. The proposed transaction is subject to shareholder approval prior to consummation.

2.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3.             Inventories

Inventories are stated at average cost (computed on a first-in, first-out method) and include allocations of labor and overhead. As of June 30, 2014 and December 31, 2013, inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$87	$80
Finished goods	14	37
	$101	$117

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

During the six months ended June 30, 2014, the Company did not grant any options to purchase shares of the Company’s common stock. During the three and six months ended June 30, 2014, 2,512,000 options to purchase shares of the Company’s common stock previously issued under the 2005 plan expired upon reaching the end of their contractual life.

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

During the year ended December 31, 2013, the Company issued an aggregate of 416,668 shares of restricted common stock to Garden State Securities, Inc. and JFS Investments, Inc. in exchange for certain investor relations and related consulting services to the Company.  These shares vested immediately but were restricted from being sold for a period of six months from the date of issuance.  The contracts with Garden State Securities, Inc. and JFS Investments, Inc. terminated in February 2013. No further stock issuances will occur under these agreements. The issuance of these shares resulted in recording $56,000 of compensation expense during the six months ended June 30, 2013.

As of June 30, 2014, there were 3,829,000 shares of common stock available to be granted under the 2005 Plan, and 6,266,000 shares of common stock available to be granted under the 2013 Plan.

The following is a summary of option activity under all plans (in thousands, except per option data):

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	$10,086	$0.15
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(2,512)	0.24
Cancelled	--	--
Outstanding, June 30, 2014	7,574	0.12	6.79	--
Exercisable, June 30, 2014	3,352	0.15	3.97	--

Stock-Based Compensation Expense

The Company recorded compensation expense related to stock options of $48,000 and $97,000 in the three and six months ended June 30, 2014, respectively, as compared to $11,000 and $22,000 in the three and six months ended June 30, 2013, respectively. The Company also recorded compensation expense of $0 and $55,000 related to the issuance of restricted common shares during the three and six months ended June 30, 2013. As of June 30, 2014, the Company had $255,000 of total unrecognized compensation cost related to its unvested options, which is expected to be recognized over a weighted average period of 1.33 years.

Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees whereby shares of the Company’s common stock may be purchased at six-month intervals at 95% of the average of the closing bid and ask prices of the Company’s common stock on the last business day of the relevant plan period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period, subject to certain additional limitations. There was no activity during the three and six months ended June 30, 2014 or 2013. At June 30, 2014, 294,461 shares were reserved for future issuance under the Purchase Plan.

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

As of June 30, 2014 and December 31, 2013, the Company had deferred revenue balances of $108,000 and $0, respectively, because not all revenue recognition criteria were met. During the three and six months ended June 30, 2013, we recognized $0 and $201,000, respectively, in revenue previously deferred upon the receipt of cash. No revenue has been recognized during the three and six months ended June 30, 2014 which was previously deferred.

6.             Earnings per Share

Basic earnings per share are calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share are calculated using the weighted-average outstanding common shares; the dilutive effect of applying the “if converted method” to convertible notes and investor warrants with cashless exercise provisions; and the dilutive effect of applying the treasury stock method to stock options and the 2013 warrants. In applying the if-converted method to convertible notes and investor warrants with cashless exercise provisions, the Company has adjusted net income (loss) to exclude the impact of fair value changes and interest expense associated with these instruments for the purposes of calculating diluted earnings per share. The following table reconciles net income (loss) and weighted average shares outstanding used in computing basic and diluted earnings per share;

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,329	$7,946	$(85)	$137
Change in fair value of warrants	--	(3,097)	--	--
Change in fair value of convertible note	(711)	(3,177)	--	--
Interest expense on convertible notes	71	62	--	--
Net income (loss) available to common stockholders, plus assumed conversions	$1,689	$1,734	$(85)	$137

Basic weighted-average shares outstanding	135,093	63,922	130,074	52,858
Effect of dilutive securities:			--
Convertible notes	83,239	49,500	--	--
Right to shares	69,760	7,000	--	7,000
Warrants	--	17,304	--	--
Stock Options	--	38	--	102
Weighted-average shares-diluted	288,092	137,764	130,074	59,960
Net income per share - basic	$0.01	$0.12	$0.00	$0.00
Net income per share - diluted	$0.01	$0.01	$0.00	$0.00

During the three and six months ended June 30, 2013, options and warrants to purchase 47,777,683 and 64,141,716 shares of common stock, respectively ,were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. In addition, when applying the “if converted” method to the convertible debt, the net impact of adding back the interest expense and eliminating the fair value changes of the convertible debt would result in a reduction in net income of $1,753,000 for the six months ended June 30, 2013. Accordingly the impact of the issuance of 49,500,000 shares of common stock upon conversion of convertible debt was excluded from the calculations of diluted earnings per share for the six months ended June 30, 2013 as their effect would have been anti-dilutive.

During the three and six months ended June 30, 2014, 7,574,000 options and 8,333,333 warrants to purchase 15,907,333 shares of common stock, respectively ,were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. In addition, when applying the “if converted” method to the convertible debt, the net impact of adding back the interest expense and eliminating the fair value changes of the convertible debt would result in a reduction in net loss of $205,000 for the six months ended June 30, 2014. Accordingly the impact of the issuance of 49,500,000 shares of common stock upon conversion of convertible debt was excluded from the calculations of diluted earnings per share for the six months ended June 30, 2014 as their effect would have been anti-dilutive.

7.             Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2014 was $2,340,000 and $(85,000) as compared to $7,956,000 and $147,000 in the three and six months ended June 30, 2013, respectively. Comprehensive income (loss) is comprised of the net income (loss) plus the increase or decrease in the foreign currency translation adjustment.

8.            Warranty and Preventative Maintenance Costs

The Company warranties its products against manufacturing defects under normal use and service during the warranty period. The Company evaluates the estimated future unrecoverable costs of warranty and preventative maintenance services for its installed base of products on a quarterly basis and adjusts its warranty reserve accordingly. The Company considers all available evidence, including historical experience and information obtained from supplier audits. There was no warranty liability recorded at June 30, 2014 or December 31, 2013.

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

In conjunction with the September 2013 SPA, the Company entered into a Right To Shares Agreement with one of the investors. Pursuant to this agreement, in lieu of issuing 16,666,667 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 16,666,667 shares of the Company’s common stock. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable. The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”). As of June 30, 2014, the Company has reserved, but not issued 16,666,667 shares of common stock pursuant to the Right To Shares Agreement.

The September SPA also provides the investors with the option, for a period through June 18, 2014, to purchase on the same terms and with the same rights as the September 2013 SPA up to 50% of the shares of common stock purchased by the purchaser at the initial closing (“September 2013 SPA Option”). The investors would also receive a warrant for every option share exercised with the same terms as the warrants issued in the September SPA. No shares were purchased or exercised under the September 2013 SPA Option prior to the expiration date. The following is a summary of the September 2013 SPA Option for the six months ended June 30, 2014:

September 2013 SPA Option	Shares	Exercise Price
Beginning balance at December 31, 2013	14,583,334	$0.06
Expired Options	(14,583,334)	$0.06
Ending balance at June 30, 2014	--	$--

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

On June 12, 2014, the Company entered into an agreement with the warrant holders to settle the outstanding warrants by issuing 2/3 of a common share for each outstanding warrant.

The following is a summary of the September 2013 Warrants for the six months ended June 30, 2014:

The September 2013 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2013	30,625,001	$0.08
Exchanged Warrants	(30,625,001)	$0.08
Ending balance at June 30, 2104	--	$--

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

Upon issuance, the September 2013 Warrants and the September 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. A Monte Carlo simulation was used to estimate the fair value of the September 2013 Warrants and September 2013 SPA Option resulting in grant date fair values of $1,807,000 and $1,166,000, respectively (see Note 10 – Fair Value Measurements). As of June 30, 2014, the September 2013 Warrants have been settled thus there is no outstanding derivative liability. The impact to other income (expense) for the change in fair value of the September 2013 Warrants for the three and six months ended June 30, 2014 was a gain of $638,000 and a gain of $423,000, respectively. As of June 30, 2014, the September 2013 SPA Options were expired thus there was no derivative liability. The impact to other income (expense) for the change in fair value of the September 2013 SPA Option for the three and six months ended June 30, 2014 was a gain of $351,000 and $292,000, respectively.

On June 12, 2014, the outstanding September 2013 warrants were exchanged for 20,416,667 shares of common stock pursuant to a warrant exchange agreement. The fair value of the common shares issued was $204,000 and was reclassified as a component of common stock upon the settlement. Of the 20,416,667 shares issued, 11,111,111 shares were reserved for future issuance under a Rights to Shares agreement. No additional consideration will be received and the Company must deliver the shares within three days of request.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and June 30, 2014.

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

In conjunction with the February SPA, the Company entered into a Right To Shares Agreement with one of the investors. Pursuant to this agreement, in lieu of issuing 7,000,000 of the common shares purchased by the investor, the Company shall be obligated to issue, and the investor has the right to up to 7,000,000 shares of the Company’s common stock. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investor and is non-refundable. The Company is obligated to deliver the shares to the investor within 3 days of the investor’s request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right To Shares Agreement, the Company may be obligated to reimburse the investor in cash for losses that the investor incurs as a result of not having access to the shares (the “Buy-In Shares”). As of June 30, 2014, the Company has reserved, but not issued 19,000,000 shares of common stock pursuant to the Right To Shares Agreement, as adjusted for the anti-dilution issuance described above.

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

On June 12, 2014, the Company entered into an agreement with the warrant holders to settle the outstanding warrants by issuing 2/3 of a common share for each outstanding warrant.

The following is a summary of the February 2013 Warrants for the six months ended June 30, 2014:

The February 2013 Warrants	Warrants	Exercise Price
Beginning balance at December 31, 2013	72,046,667	$0.08
Exchanged Warrants	(72,046,667)	0.08
Ending balance at June 30, 2014	--	$--

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

Upon issuance, the February 2013 Warrants and February 2013 SPA Option were not considered indexed to the Company’s own stock and therefore are required to be accounted for as freestanding derivative instruments and classified as a liability. A Monte Carlo simulation was used to estimate the fair value of the February 2013 Warrants and February 2013 SPA Option resulting in grant date fair values of $2,759,000 and $1,211,000, respectively (see Note 10 – Fair Value Measurements). The impact to other income for the change in fair value of the 2013 Warrants for the three and six months ended June 30, 2013 was a gain of $1,626,000 and $742,000, respectively. As of June 30, 2014, the February 2013 Warrants have been settled resulting in no outstanding derivative liability. The impact to other income (expense) for the change in fair value of the February 2013 Warrants for the three and six months ended June 30, 2014 was a gain of $1,501,000 and a gain of $961,000, respectively. On June 12, 2014, the outstanding February 2013 Warrants were exchanged for 48,031,111 shares of common stock pursuant to a warrant exchange agreement. The fair values of the common shares issued were $480,000 and was reclassified as a component of common stock upon the settlement. Of the 48,031,111 shares issued, 11,391,333 shares were reserved for future issuance under a Rights to Shares agreement. No additional consideration will be received and the Company must deliver the shares within three days or request.

The Company also assessed the provisions of the Buy-In Share feature of the Rights To Shares Agreement as an embedded derivative pursuant to ASC 815-15, Embedded Derivatives, and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights To Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights To Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and June 30, 2014.

Allocation of SPA Proceeds

The Company first allocated the proceeds of the February SPA to the fair value of the February 2013 Warrants and February 2013 SPA Option. When the issuance costs were considered, the aggregate fair value of the February 2013 Warrants and February 2013 SPA Option exceeded the net proceeds of the February SPA. The Company recorded the difference as a reduction of additional paid in capital.

The February SPA required the Company to use $1,000,000 of the proceeds received from the February SPA for investor relations. The Company engaged an investor relations firm and made an initial payment of $500,000 on the date of the February SPA closing. During the quarters ended September 30, 2013 and December 31, 2013 the Company paid an additional $250,000 and $220,000, respectively. The Company paid the final $30,000 during the three months ended June 30, 2014.

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

On April 14, 2014 and May 27, 2014, the Company obtained $250,000 in funding through the sale of convertible notes and warrants, respectively.

As of June 30, 2014 and December 31, 2013, the maturity date principal of convertible debt was $4,994,355 and $4,494,355, respectively, and is due between June 2015 and January 2016. The Company has also accrued approximately $268,000 and $144,000 of interest payable to the convertible note holders at June 30, 2014 and December 31, 2013, respectively. The terms of the individual tranches of convertible notes and warrants issued pursuant to this agreement and the impact of the Amendment and Waiver Agreements are discussed below.

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

On June 12, 2014, the Company entered into an agreement with the warrant holders to settle the outstanding 2011 warrants by issuing 2/3 of a share for each outstanding warrant.

The following is a summary of the 2011 Warrants outstanding for the six months ended June 30, 2014:

	2011 Warrants	Exercise Price
Beginning balance – December 31, 2013	17,940,780	$0.098
Less: Canceled	--	--
Add: Issued	--	--
Less: Warrants exchanged for common stock upon settlement	(17,940,780)	$0.098
Ending Balance – June 30, 2014	--	$--

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

On June 12, 2014, the Company entered into an agreement with the warrant holders to settle the outstanding 2012 Warrants by issuing 2/3 of a common share for each outstanding warrant.

The following is a summary of the 2012 Warrants outstanding at June 30, 2014:

	2012 Warrants	Exercise Price
Beginning balance at December 31, 2013	7,065,255	$0.098
Less: Canceled	--	--
Add: Issued	--	--
Less: Warrants exchanged for common stock upon settlement	(7,065,255)	$0.098
Ending balance at June 30, 2014	--	$--

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

April 2014 Convertible Notes

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

The April 2014 Convertible Notes contain the same terms as the 2011 Convertible Notes and require payment of interest at the rate of 5% per annum, payable upon the maturation of the debenture and mature on July 2, 2015. The April 2014 Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the balance into fully-paid and non-assessable restricted shares of common stock of the Company at a conversion price of $0.06 per share as per the April Amendment and Waiver Agreement. The conversion price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then conversion price.

The April 2014 Convertible Notes may be redeemed at the option of the Company on the same terms as the 2011 Convertible Notes only in connection with a change of control or other fundamental transaction of the Company and subject to the satisfaction of other conditions including, without limitation, that the shares issuable upon conversion of the debentures are freely tradable and that there is no event of default.

April 2014 Warrants

On April 14, 2014, in connection with the April Convertible Notes, the Company issued warrants for the purchase of up to 4,166,667 shares of the common stock with five year terms at an exercise price of $0.09 per share. The April 2014 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the Warrant Shares. The exercise price is adjustable for certain dilutive issuances, including issuances of securities at an effective price per share lower than the exercise price, rights offerings, mergers or sales of assets and certain other customary anti-dilution provisions.

The following is a summary of the April 2014 Warrants outstanding at June 30, 2014:

	April 2014 Warrants	Exercise Price
Beginning balance at December 31, 2013	--	$--
Less: Canceled	--	--
Add: Issued	4,166,667	0.09
Less: Exercised	--	--
Ending balance at June 30, 2014	4,166,667	$0.09

May 2014 Convertible Notes

On May 27, 2014, in connection with an additional Third Closing (as defined in the Purchase Agreement) under that certain Securities Purchase Agreement, dated as of February 22, 2011, as amended by each of those certain Amendments and Waivers dated July 2, 2012, January 16, 2013, September 18, 2013 and April 14, 2014, the Company issued and sold to GCP IV LLC, and GCP purchased from the Company, (i) a 5% Senior Secured Convertible Debenture of the Company with a principal amount of $250,000 (the “May 2014 Convertible Notes”), and (ii) a Common Stock Purchase Warrant to purchase up to 4,166,667 shares of the Company’s common stock at an initial exercise price of $0.09 per share (the “May 2014 Warrant”), for a total purchase price of $250,000.

The May 2014 Convertible Notes contain the same terms as the 2011 Convertible Notes and require payment of interest at the rate of 5% per annum, payable upon the maturation of the debenture and mature on January 16, 2016. The May 2014 Convertible Notes provide the Investors the option at any time prior to the repayment of the notes to convert any portion of the balance into fully-paid and non-assessable restricted shares of common stock of the Company at a conversion price of $0.06 per share. The conversion price is subject to adjustment in the event of (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, distributions of assets or evidence of indebtedness, sales or transfers of substantially all assets, share exchanges or similar events, and (b) certain dilutive issuances of (i) common stock or (ii) common stock equivalents at an effective price per share that is lower than the then conversion price.

May 2014 Warrants

On May 27, 2014, in connection with the May 2014 Convertible Notes, the Company issued warrants for the purchase of up to 4,166,667 shares of the common stock with five year terms at an exercise price of $0.09 per share. The May 2014 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the Warrant Shares. The exercise price is adjustable for certain dilutive issuances, including issuances of securities at an effective price per share lower than the exercise price, rights offerings, mergers or sales of assets and certain other customary anti-dilution provisions.

The following is a summary of the May 2014 Warrants outstanding at June 30, 2014:

	May 2014 Warrants	Exercise Price
Beginning balance at December 31, 2013	--	$--
Less: Canceled	--	--
Add: Issued	4,166,667	0.09
Less: Exercised	--	--
Ending balance at June 30, 2014	4,166,667	$0.09

 Accounting for the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes, May 2014 Convertible Notes, 2011 Warrants, 2012 Warrants, Third Tranche Warrants, April 2014 Warrants and May 2014 Warrants

2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes

The Company has determined that the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes constitute hybrid instruments that have the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. The Company has identified all of the derivatives associated with each convertible note. As permitted under ASC 825-10-10 – Financial Instruments, as it relates to the fair value option, the Company has elected, as of the original issuance date of each convertible note, to measure the 2011 Convertible Notes, 2012 Convertible Notes, the Third Tranche Convertible Notes, the April 2014 Convertible Notes and the May 2014 Convertible Notes in their entirety at fair value with changes in fair value recognized in the Condensed Consolidated Statements of Operations as either a gain or loss until the notes are settled. As such, the Company has appropriately valued the embedded derivatives as a single hybrid contract together with the convertible notes. This election was made by the Company after determining the aggregate fair value of the convertible notes to be more meaningful in the context of the Company’s financial statements than if separate fair values were assigned to each of the multiple embedded instruments contained in the convertible notes.

Pursuant to the guidance of ASC 815-40-15 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), the 2011 Warrants, 2012 Warrants, Third Tranche Warrants, April 2014 Warrants and May 2014 Warrants were not considered indexed to the Company’s own stock. As a result these instruments have been account for as freestanding derivative instruments and classified as a liability recorded at fair value at each reporting period.

The February 2013 and September 2013 Amendment and Waiver Agreements triggered greater than 10% changes in the present value of cash flows of the convertible notes and associated warrants. As a result, the Company has treated the Amendment and Waiver Agreements as debt extinguishments where the carrying value of the convertible notes and warrants prior to the amendments were removed from the Company’s books and the fair value of the amended convertible notes and warrants was recorded. The resulting difference in value was recorded as an aggregate $1,283,000 loss on the extinguishment of debt during the six months ended June 30, 2013. The impact to each of the convertible notes and associated warrants is discussed below.

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

As of June 30, 2013 and 2014, the 2011 Convertible Notes have been marked to fair value resulting in a derivative liability of $4,380,000 and $3,010,000, respectively. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2013 and 2014 was a gain of $3,107,000 and $354,000 respectively, and a gain of $480,000 and $280,000, respectively.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2011 Warrants was adjusted at February 22, 2013 to reflect the revised terms. As of June 30, 2013, the 2011 Warrants have been marked to fair value resulting in a derivative liability of $1,809,000. As of June 30, 2014, the 2011 Warrants have been fully settled resulting in no derivative liability. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2013 and 2014 was a gain of $2,118,000 and $104,000, respectively, and a gain of $238,000 and a gain of $59,000, respectively.

On June 12, 2014, the outstanding 2011 warrants were exchanged for 11,960,520 shares of common stock pursuant to a warrant exchange agreement. The fair value of the common shares issued was $120,000 and was reclassified as a component of common stock upon the settlement. Of the 11,960,250 shares issued, 6,882,287 shares were reserved for future issuance under a Rights to Shares agreement. No additional consideration will be received and the Company must deliver the shares within three days or request.

During the three and six months June 30, 2013, certain holders of the 2011 Warrants exercised warrants to purchase 17,940,780 shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 12,020,323, shares of the Company’s common stock. The cashless exercise resulted in the reclassification of $359,000 in the exercise date fair value of the 2011 Warrants exercised as a component of the common stock balance within stockholders’ equity in the consolidated balance sheet.

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

The Company has also accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013. The fair value of the 2012 Convertible Notes prior to the extinguishment was replaced by the fair value of the amended 2012 Convertible Notes, resulting in a fair value of $1,390,000 as of September 18, 2013. As of June 30, 2013 and 2014, the 2012 Convertible Notes have been marked to fair value resulting in a derivative liability of $1,180,000 and $930,000, respectively. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2013 and 2014 was a gain of $620,000 and $463,000, respectively and a gain of $200,000 and a gain of $80,000, respectively.

As a result of the February 2013 Amendment and Waiver Agreement the carrying value of the 2012 Warrants was adjusted at February 22, 2013 to reflect the revised terms. As of June 30, 2014, the 2012 Warrants have been settled resulting in no outstanding derivative liabilities. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2013 and 2014 was a gain of $979,000 and $21,000, respectively, and a gain of $112,000 and $94,000, respectively.

On June 12, 2014, the outstanding 2012 warrants were exchanged for 4,710,170 shares of common stock pursuant to a warrant exchange agreement. The fair value of the common shares issued was $47,000 and was reclassified as a component of common stock upon the settlement. Of the 4,710,170 shares issued, 4,710,170 shares were reserved for future issuance under a Rights to Shares agreement. No additional consideration will be received and the Company must deliver the shares within three days or request.

During the three and six months June 30, 2013, certain holders of the 2012 Warrants exercised warrants to purchase 7,065,255 shares of common stock pursuant to the cashless exercise provisions resulting in the issuance of 4,733,721, shares of the Company’s common stock. The cashless exercise resulted in the reclassification of $159,000 in the exercise date fair value of the 2012 Warrants exercised as a component of the common stock balance within stockholders’ equity in the consolidated balance sheet.

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

The Company has accounted for the September 2013 Amendment and Waiver Agreement as an extinguishment of debt at September 18, 2013. The fair value of the Third Tranche Convertible Notes prior to the extinguishment was replaced by the fair value of the amended Third Tranche Convertible Notes, resulting in a fair value of $361,000 as of September 18, 2013. As of June 30, 2014, the Third Tranche Convertible Notes have been marked to fair value resulting in a derivative liability of $232,000. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2014 was a gain of $52,000 and $5,000 respectively.

Upon issuance of the Third Tranche Warrants, the Company allocated $108,000 of the initial proceeds to the Third Tranche Warrants and immediately marked them to fair value resulting in a derivative liability of $300,000.  The Third Tranche Warrants were canceled during 2013.

April 2014 Convertible Notes and April 2014 Warrants

Upon issuance of the April 2014 Convertible Notes in April 2014, the Company allocated the proceeds received to the April 2014 Convertible Notes and April 2014 Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the April 2014 Convertible Notes to be $205,000. The April 2014 Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $261,000. The debt discount in the amount of $45,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the Convertible notes. The carrying value of the April 2014 Convertible Notes has been adjusted to fair value each reporting period.

As of June 30, 2014, the April 2014 Convertible Notes have been marked to fair value resulting in a derivative liability of $242,000. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2014 was a loss of $29,000 and $29,000, respectively. The Company amortized $8,000 of debt discount of the April 2014 Convertible Notes to interest expense for the three and six months ended June 30, 2014, respectively.

Upon issuance of the April 2014 Warrants, the Company allocated $45,000 of the initial proceeds to the April 2014 Warrants and immediately marked them to fair value resulting in a derivative liability of $58,000.  As of June 30, 2014, the April 2014 Warrants have been marked to fair value resulting in a derivative liability of $4,000. The impact to other income (expense) for the three and six months ended June 30, 2013 was a gain of $41,000 and $41,000, respectively.

May 2014 Convertible Notes and May 2014 Warrants

Upon issuance of the May 2014 Convertible Notes in May 2014, the Company allocated the proceeds received to the May 2014 Convertible Notes and May 2014 Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the May 2014 Convertible Notes to be $247,000. The May 2014 Convertible Notes were immediately marked to fair value, resulting in a derivative liability in the amount of $254,000. The debt discount in the amount of $3,000 (resulting from the allocation of proceeds) was being amortized to interest expense using the effective interest method over the expected term of the Convertible notes. The carrying value of the May 2014 Convertible Notes has been adjusted to fair value each reporting period.

As of June 30, 2014, the May 2014 Convertible Notes have been marked to fair value resulting in a derivative liability of $239,000. The impact to other income (expense) for the adjustments to fair value for the three and six months ended June 30, 2014 was a gain of $8,000. The Company amortized $200 of debt discount of the May 2014 Convertible Notes to interest expense for the three and six months ended June 30, 2014, respectively.

Upon issuance of the May 2014 Warrants, the Company allocated $3,000 of the initial proceeds to the May 2014 Warrants and immediately marked them to fair value resulting in a derivative liability of $3,000.  As of June 30, 2014, the May 2014 Warrants have been marked to fair value resulting in a derivative liability of $6,000. The impact to other income (expense) for the three and six months ended June 30, 2013 was a loss of $3,000 and $3,000, respectively.

11.     Fair Value Measures

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$4,537,000	$—	$—	$4,537,000
Warrant liabilities	$2,680,000	$—	$—	$2,680,000
Total Liabilities	$7,217,000	$—	$—	$7,217,000

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)

Liabilities
Convertible notes	$4,653,000	$—	$—	$4,653,000
Warrant liabilities	$10,000	$—	$—	$10,000
Total Liabilities	$4,663,000	$—	$—	$4,663,000

A summary of changes in the outstanding convertible notes, warrant liabilities, and SPA as of December 31, 2012, February 22, 2013, September 18, 2013, December 31, 2013, April 14, 2014, May 27, 2014 and June 30, 2014 is as follows:

	Fair Value of 2011 Convertible Notes	Fair Value of 2011 Warrant Liabilities	Fair Value of 2012 Convertible Notes	Fair Value of 2012 Warrant Liabilities	Fair Value of Third Tranche Convertible Notes		Fair Value of Third Tranche Warrant Liabilities	February 2013 Warrants	February 2013 SPA Option	September 2013 Warrants	September 2013 SPA Options	April 2014 Notes	April 2014 Warrants	May 2014 Notes	May 2014 Warrants	Total
Balance December 31, 2012	$6,510,000	$2,000,000	$1,588,000	$1,800,000		$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$11,898,000
Allocation of initial proceeds	$—	$—	$—	$—		$142,000	$108,000	$—	$—	$—	$—	$—	$—	$—	$—	$250,000
Initial fair value adjustment	$—	$—	$—	$—		$252,000	$192,000	$—	$—	$—	$—	$—	$—	$—	$—	$444,000

January 16, 2013	$6,510,000	$2,000,000	$1,588,000	$1,800,000		$394,000	$300,000	$—	$—	$—	$—	$—	$—	$—	$—	$12,592,000

Amortization of debt discount	$38,000	$—	$55,000	$—		$2,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$95,000
Fair value adjustment	$(370,000)	$—	$(72,000)	$—		$(8,000)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(450,000)
Carrying value of old debt at modification	$(6,178,000)	$—	$(1,571,000)	$—		$(388,000)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(8,137,000)
Fair value of new debt at modification	$6,070,000	$—	$1,516,000	$—		$386,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7,972,000
Modification of warrants	$—	$1,916,000	$—	$632,000		$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,548,000
Cancellation/retirement of warrants	$—	$—	$—	$(800,000)		$—	$(300,000)	$—	$—	$—	$—	$—	$—	$—	$—	$(1,100,000)
Fair value of instruments at issuance	$—	$—	$—	$—		$—	$—	$2,759,000	$1,211,000	$—	$—	$—	$—	$—	$—	$3,970,000

February 22, 2013	$6,070,000	$3,916,000	$1,516,000	$1,632,000		$386,000	$—	$2,759,000	$1,211,000	$—	$—	$—	$—	$—	$—	$17,490,000

Exercise of warrants	$—	$(1,731,000)	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(1,731,000)
Conversion of debentures	$(450,000)															$(450,000)
Fair value adjustment	$(1,240,000)	$(376,000)	$(336,000)	$(653,000)	$	(91,000)	$—	$(742,000)	$(807,000)	$—	$—	$—	$—	$—	$—	$(4,245,000)

June 30, 2013	4,380,000	1,809,000	$1,180,000	$979,000		$295,000	$—	$2,017,000	$404,000	$--	$--	$--	$--	$--	$--	$11,064,000

Balance at December 31, 2013	$3,290,000	$179,000	$1,010,000	$141,000		$237,000	$—	$1,441,000	$--	$627,000	$292,000	$--	$--	$--	$--	$7,217,000

Allocation of initial proceeds	$--	$--	$--	$--		$--	$--	$--	$--	$--	$--	$205,000	45,000	$--	$--	$250,000
Initial fair value adjustment	$--	$--	$--	$--		$--	$--	$--	$--	$--	$--	56,000	13,000	$--	$--	$69,000
Balance at April 14, 2014	$3,290,000	$179,000	$1,010,000	$141,000		$237,000	$--	$1,441,000	$--	$627,000	$292,000	$261,000	$58,000	$--	$--	7,536,000

Allocation of initial proceeds	$--	$--	$--	$--		$--	$--	$--	$--	$--	$--	$--	$--	$247,000-	$3,000	$250,000
Initial fair value adjustment	$--	$--	$--	$--		$--	$--	$--	$--	$--	$--	$--	--	$7,000	$--	$7,000
Balance at April 14, 2014	$3,290,000	$179,000	$1,010,000	$141,000		$237,000	$--	$1,441,000	$--	$627,000	$292,000	$261,000	$58,000	$254,000	$3,000	$7,793,000

Amortization of Debt Discount	$—	$—	$—	$—		$—	$—	$—	$—	$—	$—	$8,000	$—	$—	$—	$8,000
Settlement of warrants	$—	$(120,000)	$—	$(47,000)		$—	$—	$(480,000)	$—	$(204,000)	$—	$—	$—	$—	$—	$(851,000)
Fair value adjustment	$(280,000)	$(59,000)	$(80,000)	$(94,000)		$(5,000)	$—	$(961,000)	$—	$(423,000)	$(292,000)	(27,000)	(54,000)	(15,000)	$3,000	$(2,287,000)

June 30, 2014	$3,010,000	$--	$930,000	$--		$232,000	$—	$--	$—	$--	$--	$242,000	$4,000	$239,000	$6,000	$4,663,000

Valuation – Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities, 2013 SPA Options and Convertible Notes as of the January 16, 2013 issuance date, February 22, 2013 Amendment and Waiver Agreement date, September 18, 2013 Amendment and Waiver agreement, December 31, 2013 balance sheet date, April 14, 2014 issuance date, May 27, 2014 issuance date and the June 30, 2014 balance sheet date are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one significant unobservable input.

2011 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the 2011 Warrants as of February 22, 2013, June 30, 2013 and December 31, 2013. This model is widely used in estimating value of European options dependent upon a non-paying dividend stock and fixed inputs. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	June 30, 2013	December 31, 2013
Stock Price	$0.14	$0.10	$0.04
Exercise Price	$0.15	$0.098	$0.098
Expected Life (in years)	3.00	2.65	2.15
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.40%	0.31%	0.21%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	66,480,399	160,664,862

2012 Warrants

$0.15 Warrants

A Black-Scholes-Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the $0.15 Warrants as of February 22, 2013, March 30, 2013 and December 31, 2013.

Input	February 22, 2013	June 30, 2013	December 31, 2013
Stock Price	$0.14	$0.10	$0.04
Exercise Price	$0.15	$0.098	$0.098
Expected Life (in years)	4.38	4.01	3.50
Stock Volatility	100%	100%	100%
Risk-Free Rate	0.70%	1.04%	1.02%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	66,480,399	160,664,862

Third Tranche Warrants

A Black-Scholes Merton option-pricing model, with dilution effects, was also utilized to estimate the fair value of the Third Tranche Warrants as of January 16, 2013. These warrants were canceled on February 22, 2013.

Input	January 16, 2013
Stock Price	$0.15
Exercise Price	$0.15
Expected Life (in years)	5
Stock Volatility	110%
Risk-Free Rate	0.75%
Dividend Rate	0
Outstanding Shares of Common Stock	32,434,430

February 2013 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the February 2013 warrants as of February 22, 2013, June 30, 2013, December 31, 2013. Based on the potential impact of the proposed merger transaction (see Note 13), the valuation of the February 2013 Warrants as of June 30, 2014 incorporated the potential impact of the proposed transaction and the effect on the outstanding February 2013 warrants. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	June 30, 2013	December 31, 2013
Stock Price	$0.12	$0.09	$0.04
Exercise Price	$0.20	$0.20	$0.08
Expected Life (in years)	5	4.65	4.15
Stock Volatility	110%	110%	100%
Risk-Free Rate	0.84%	1.28%	1.34%
Number of Steps	100,000	100,000	100,000
Outstanding Shares of Common Stock	59,576,097	66,480,399	160,664,862

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

Input	February 22, 2013	June 30, 2013
Stock Price	$0.14	$0.10
Exercise Price	$0.15	$0.15
Expected Life (in years)	0.75	0.39
Stock Volatility	110%	110%
Risk-Free Rate	0.15%	0.07%
Dividend Rate	0%	0%
Outstanding Shares of Common Stock	73,042,764	79,947,066

A Monte Carlo simulation model was also utilized to estimate the fair value of the February 2013 SPA Option as of February 22, 2013 and June 30, 2013.

Input	February 22, 2013	June 30, 2013
Stock Price	$0.10	$0.11
Exercise Price	$0.20	$0.20
Expected Life (in years)	5.00	5.0
Stock Volatility	110%	110%
Risk-Free Rate	1.158%	1.633%
Number of Steps	100,000	100,000%

September 2013 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the September 2013 warrants as of December 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2013
Stock Price	$0.04
Exercise Price	$0.08
Expected Life (in years)	4.72
Stock Volatility	100%
Risk-Free Rate	1.61%
Number of Steps	100,000

September 2013 SPA Option

The September 2013 SPA option, upon exercise, allows the investor to purchase one share of common stock and one common stock warrant. The option was valued using multiple valuation models, including a Black-Scholes-Merton option-pricing model, with dilution effects, to estimate the fair value of the option to purchase the common share, and a Monte Carlo simulation to determine the estimated fair value of the warrant that would be issued at the time of exercise. These models were used to estimate the fair value of the option at December 31, 2013.

Input	December 31, 2013
Stock Price	$0.04
Exercise Price	$0.06
Expected Life (in years)	0.463
Stock Volatility	100%
Risk-Free Rate	0.10%
Dividend Rate	0%
Outstanding Shares of Common Stock	160,664,862

A Monte Carlo simulation model was also utilized to estimate the fair value of the 2013 SPA Option as of December 31, 2013.

Input	December 31, 2013
Stock Price (simulated)	$0.04
Exercise Price	$0.08
Expected Life (in years)	0.463
Stock Volatility	100%
Risk-Free Rate	0.10%
Number of Steps	10,000

April 2014 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the April 2014 warrants as of April 14, 2014 and June 30, 2014. Based on the potential impact of the proposed merger transaction, the valuation of the April 2014 Warrants as of June 30, 2014 incorporated the expectation that the warrants will be cancelled upon consummation of the proposed transaction and the effect on the outstanding April 2014 warrants. This model requires the following key inputs with respect to the Company and/or instrument:

Input	April 14, 2014	June 30, 2014
Stock Price	$0.0375	$0.01
Exercise Price	$0.09	$0.09
Expected Life (in years)	5.00	4.79
Stock Volatility	100.0%	120.0%

May 2014 Warrants

A Monte Carlo simulation model was utilized to estimate the fair value of the May 2014 warrants as of May 27, 2014 and June 30, 2014. Based on the potential impact of the proposed merger transaction, the valuation of the May 2014 Warrants as of June 30, 2014 incorporated the expectation that the warrants will be cancelled upon consummation of the proposed transaction and the effect on the outstanding May 2014 warrants. This model requires the following key inputs with respect to the Company and/or instrument:

Input	May 27, 2014	June 30, 2014
Stock Price	$0.01	$0.01
Exercise Price	$0.09	$0.09
Expected Life (in years)	5.00	4.91
Stock Volatility	100.0%	120.0%

2011 Convertible Notes

A binomial lattice model was utilized to estimate the fair value of the Convertible Notes as of, February 22, 2013, June 30, 2013 and December 31, 2013. The binomial model considers the key features of the Convertible Notes, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price, without effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Second, a discrete simulation of the Company’s stock price, with effects of dilution due to the conversion feature, was conducted at each node and throughout the expected life of the instrument. Third, based upon the simulated stock price with dilution effect, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	June 30, 2013	December 31, 2013
Stock Price	$0.14	$0.10	$0.04
Strike Price	$0.10	$0.10	$0.06
Expected remaining term (in years)	2.35	2.00	1.50
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.32%	0.36%	0.25%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	66,480,399	160,664,862
Effective discount rate	13.2%	13.2%	19.6%
Probability of forced redemption	20%	20%	20%

Based on the potential impact of the proposed merger transaction, the valuation of the 2011 Convertible Notes as of June 30, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (90% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2014
Stock Price (simulated)	$0.01
Strike Price	$0.06
Expected remaining term (in years)	1.00
Stock Volatility	110%
Risk-Free Rate	0.1%
Dividend Rate	0%
Effective discount rate	32.5%
Probability of forced redemption or transaction event	20% - 90%

2012 Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the 2012 Convertible Notes as of February 22, 2013, June 30, 2013 and December 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	February 22, 2013	March 30, 2013	December 31, 2013
Stock Price	$0.14	$0.10	$0.04
Exercise Price	$0.10	$0.10	$0.06
Expected remaining term (in years)	2.35	2.01	1.50
Stock Volatility	100%	100%	95%
Risk-Free Rate	0.32%	0.36%	0.26%
Dividend Rate	0%	0%	0%
Outstanding Shares of Common Stock	59,576,097	66,480,399	160,664,862
Effective discount rate	13.2%	13.2%	19.6%
Probability of forced redemption	20%	20%	20%

Based on the potential impact of the proposed merger transaction the valuation of the 2012 Convertible Notes as of June 30, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (90% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2014
Stock Price (simulated)	$0.01
Strike Price	$0.06
Expected remaining term (in years)	1.00
Stock Volatility	110%
Risk-Free Rate	0.1%
Dividend Rate	0%
Effective discount rate	32.5%
Probability of forced redemption or transaction event	20% - 90%

Third Tranche Convertible Notes

A binomial lattice model was also utilized to estimate the fair value of the Tranche Three Convertible Notes as of January 16, 2013, February 22, 2013, June 30, 2013 and December 31, 2013. This model requires the following key inputs with respect to the Company and/or instrument:

Input	January 16, 2013	February 22, 2013	June 30, 2013	December 31, 2013
Stock Price	$0.15	$0.14	$0.10	$0.04
Exercise Price	$0.10	$0.10	$0.10	$0.06
Expected remaining term (in years)	3	2.90	2.55	2.04
Stock Volatility	100%	100%	100%	95%
Risk-Free Rate	0.36%	0.39%	0.52%	0.40%
Dividend Rate	0%	0%	0%	0%
Outstanding Shares of Common Stock	32,434,430	59,576,097	66,480,399	160,664,862
Effective discount rate	13.2%	13.2%	13.2%	21.3%
Probability of forced redemption	20%	20%	20%	20%

Based on the potential impact of the proposed merger transaction , the valuation of the Tranche Three Convertible Notes as of June 30, 2014 was performed utilizing a Monte-Carlo simulation. This model was employed to more effectively incorporate the potential impact of the proposed transaction and the effect on the outstanding convertible notes. This included increasing the probability of a transaction occurring during a period of time during the year ended December 31, 2014 (90% assumed possibility of a transaction during this time, versus 20% outside of this range). This model requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2014
Stock Price (simulated)	$0.01
Strike Price	$0.06
Expected remaining term (in years)	1.54
Stock Volatility	110%
Risk-Free Rate	0.3%
Dividend Rate	0.00%
Effective discount rate	32.5%
Probability of forced redemption or transaction event	20% - 90%

April 2014 Convertible Notes

A Monte-Carlo simulation was utilized to estimate the fair value of the April 2014 Convertible Notes as of April 14, 2014 and June 30, 2014. This model was employed to more effectively incorporate the potential impact of the proposed merger transaction and the effect on the outstanding convertible notes. This model requires the following key inputs with respect to the Company and/or instrument:

Input	April 14, 2014	June 30, 2014
Stock Price (simulated)	$0.0375	0.01
Strike Price	$0.06	0.06
Expected remaining term (in years)	1.22	1.01
Stock Volatility	100%	110.0%
Risk-Free Rate	0.2%	0.1%
Dividend Rate	0.00%	0.00%
Effective discount rate	32.5%	32.5%
Probability of forced redemption or transaction event	20.0% - 50.0%	20.0% - 90.0%

May 2014 Convertible Notes

A Monte-Carlo simulation was utilized to estimate the fair value of the May 27, 2014 Convertible Notes as of May 2014 and June 30, 2014. This model was employed to more effectively incorporate the potential impact of the proposed merger transaction and the effect on the outstanding convertible notes. This model requires the following key inputs with respect to the Company and/or instrument:

Input	May 27, 2014	June 30, 2014
Stock Price (simulated)	0.01	0.01
Strike Price	0.06	0.06
Expected remaining term (in years)	1.64	1.54
Stock Volatility	100.0%	110.0%
Risk-Free Rate	0.3%	0.3%
Dividend Rate	0.0%	0.0%
Effective discount rate	32.5%	32.5%
Probability of forced redemption or transaction event	20.0% - 90.0%	20.0% - 90.0%

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

●

With respect to the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes, the Company is expected to pay all accrued interest due to the Holders at maturity of the respective notes;

●

With respect to the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes, based upon management’s expectations for a change of control or fundamental transaction to occur prior to the maturity date of the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes, a low probability of a forced redemption;

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

●

Based on the potential impact of the proposed merger transaction, the valuations of the 2011 Convertible Notes, 2012 Convertible Notes, Third Tranche Convertible Notes, April 2014 Convertible Notes and May 2014 Convertible Notes were modified for the June 30, 2014 valuation date to reflect a 90% probability of the proposed merger transaction occurring during 2014. During the period of time where the transaction was expected to be completed, the 90% probability of occurrence was applied. During this period, the expectation of forced redemption as described above was replaced with the expectation that 95% of the convertible notes would be extinguished and 5% of the convertible notes would be converted, as contemplated in the proposed transaction. During all other periods, the probability of forced redemption and contractual impact of forced redemption as described above was utilized.

●

Based on the potential impact of the proposed merger transaction, the valuations of the April 2014 Warrants and May 2014 Warrants were modified for the June 30, 2014 valuation date to reflect the potential execution of the a warrant exchange, whereby the warrant is cancelled upon consummation of the transaction. The potential of the transaction occurring was assigned a 90% probability. In the other 10% of potential outcomes, the valuation model contemplates the investor holding the warrant until its expiration.

The changes in fair value between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and effective discount rate.

12.     Commitments

Lease Commitments

The Company leases its corporate office under an operating lease agreement that expires in August 2014. In addition to the minimum lease payments, the agreement requires payment of the Company's pro-rata share of property taxes and building operating expenses. In April 2014, the Company extended their lease for their corporate offices to run through August 2017. Under this lease the Company’s rent payments will range from $43,500 to $49,500 per year.

Future minimum lease payments are estimated to be as follows (in thousands):

Year	Future Minimum Lease Payments
2014	$22
2015	45
2016	48
2017	33
Total	$148

During the year ended December 31, 2011, the Company began manufacturing its RenalGuard consoles and sterile disposable kits by two separate outside contract manufacturers. The contracts with these manufacturers do not contain minimum purchase requirements or any future commitments. Purchases are made upon request to the manufacturer. As of June 30, 2014 there are no minimum purchase requirements or any future commitments for these contracts.

During the year ended December 31, 2011, the Company hired a clinical research organization (“CRO”) to assist with managing its clinical trial. The contract with the CRO does not contain minimum purchase requirements or any future commitments, and payments are made once services are provided. As of June 30, 2014 there are no minimum purchase requirements or any future commitments for this contract.

13.     Subsequent Events

On July 15, 2014 and August 6 2014, the Company obtained an aggregate of $250,000 in funding through the sale of convertible notes and warrants, respectively, under terms substantially similar to the April 2014 and May 2014 Notes discussed in Note 10.

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

Our distributor of RenalGuard in Italy, Artech, accounted for 0% of our total revenues in the three and six months ended June 30, 2014, respectively and 94% and 63% of our total revenues in the three and six months ended June 30, 2013, respectively. ACIST, our distributor in France and Germany, accounted for 65% and 43% of our total revenues in the three and six months ended June 30, 2014, respectively and 0% and 13% of our total revenues in the three and six months ended June 30, 2013. Aquilant, accounted for 18% and 16% of our total revenues in the three and six months ended June 30, 2014, respectively.

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

For the three and six months ended June 30, 2014, we incurred net losses from operations of approximately $1,191,000 and $2,165,000, respectively. For the six months ended June 30, 2014, we used cash in operations of approximately $1,175,000. As of June 30, 2014, cash and cash equivalents were $87,000. Management expects that quarterly losses from operations and negative cash flows will continue during 2014. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We generally record product revenue, including sales of RenalGuard consoles and single-use sets at the time of shipment, if all other revenue recognition criteria have been met. As of June 30, 2014 and 2013, we had deferred revenue balances of $108,000 and $51,000, respectively because not all revenue recognition criteria were met. During the quarter ended June 30, 2014 and 2013, we recognized $0 and $201,000, respectively, in revenue previously deferred upon the receipt of cash.

Results of Operations

Results for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30
	2014	2013	Increase (decrease) over 2013		2014	2013	Increase (decrease) over 2013
	$	$	$	%	$	$	$	%
	(dollars in thousands)
Total revenues	73	372	(299)	(80)	126	721	(595)	(83)
Total cost of revenues	24	135	(111)	(82)	55	314	(259)	(82)
Gross profit	49	237	(188)	(79)	71	407	(336)	(83)
Selling, general & administrative expenses	812	965	153	(16)	1,349	1,650	(301)	(18)
Research and development expenses	428	558	(130)	(23)	887	1,113	(226)	(20)
Total operating expenses	1,240	1,523	(283)	(19)	2,236	2,763	(527)	(19)
Loss from operations	(1,191)	(1,286)	95	7	(2,165)	(2,356)	191	(8)
Interest expense	(71)	(61)	(8)	13	(139)	(198)	59	(30)
Other expense	(1)	--	(1)	(100)	(1)	--	(1)	(100)
Foreign currency transaction gains	7	3	4	133	8	(5)	13	260
Change in fair value of warrant and options liabilities	2,873	6,113	(3,240)	53	1,867	2,114	(247)	(12)
Change in fair value of convertible notes	711	3,177	(2,466)	78	344	1,865	(1,521)	(82)
Loss on extinguishment of convertible notes	--	--	--	--	--	(1,283)	1,283	100
Total other income (expense)	3,520	9,232	(5,712)	(62)	2,080	2,493	(413)	(17)
Net income (loss)	2,329	7,946	(5,617)	(71)	(85)	137	(222)	(161)

Product Sales

Revenues decreased $299,000 and $595,000 or 80% and 83% in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. RenalGuard Console sales decreased $0 and $147,000 or 0% and 82% in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively, due to a lower volume of RenalGuard consoles sold to international distributors. RenalGuard single use set revenues decreased $438,000 and $300,000 or 81% and 83% in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively, due to a lower volume of RenalGuard single-use sets sold to international distributors. As of June 30, 2014 and 2013, we had deferred revenue balances of $108,000 and $51,000, respectively, because not all revenue recognition criteria were met. During the quarter ended June 30, 2014, we recognized $0 in revenue of previously deferred revenue upon the receipt of cash. During the quarter ended June 30, 2013, we recognized $201,000 in revenue of previously deferred revenue upon the receipt of cash.

Gross Profit

Gross profit was $49,000 and $71,000, or 67% and 56% of total revenues, in the three and six months ended June 30, 2014, as compared with gross profit of $237,000 and $407,000, or 64% and 56% of total revenues, in the three and months ended June 30, 2013, respectively. Gross margin generated from the low volume of RenalGuard revenues was sufficient to offset the fixed manufacturing costs incurred during the three and six months ended June 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenditures decreased 16% and 18% in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively. The decrease was due to higher investor relations expense during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2014 as well as the impact of certain personnel changes during 2013.

Research and Development Expenses

Research and development expenditures decreased 23% and 20% in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively, due to there being fewer patients enrolled during the quarter ended June 30, 2014 than the quarter ended June 30, 2013 as well as there being more new hospital sets ups in the quarter ended June 30, 2013 than June 30, 2014 in connection with our U.S. clinical trials.

Other Income (Expense)

Between February 2011 and May 2014, the Company entered into convertible note arrangements and amendments as described in Note 10 of the Condensed Consolidated Financial Statements. As a result of these five transactions, interest expense of $71,000 and $139,000 in the three and six months ended June 30, 2014, and $61,000 and $198,000 in the three and six months ended June 30, 2014 and 2013 was recorded.

The Company accounts for its outstanding common stock warrants, certain common stock options and convertible notes at fair value. Changes in the fair value of these instruments are recorded as a component of other income. The Company recorded other income of $2,873,000 and $1,867,000 in the three and six months ended June 30, 2014 as compared to other income of $6,113,000 and $2,114,000 in the three and six months ended June 30, 2013, respectively, as a result of fair value adjustments related to outstanding common stock warrants and options. The Company recorded other income of $711,000 and $344,000 in the three and six months ended June 30, 2014 as compared to other income of $3,177,000 and $1,865,000 in the three and six months ended June 30, 2013, respectively, as a result of fair value adjustments related to the outstanding convertible notes. The Company also recorded other expense of $1,283,000 in the six months ended June 30, 2013, related to an extinguishment of the outstanding convertible notes and warrants.

Net Income (Loss)

In the three and six months ended June 30, 2014, we recorded net income of $2,329,000 and net loss of $85,000 as compared to net income of $7,946,000 and $137,000 for the three and six months ended June 30, 2013.

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

Cash and cash equivalents totaled $87,000 as of June 30, 2014, a decrease of $682,000 from $769,000 as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the maturity date principal of the convertible debt was $4,994,355 and $4,494,355, respectively, and is due between June 2015 and January 2016. We have historically funded our working capital requirements through cash received from public and private offerings of our common stock and to a lesser extent, through our sales of products and services. We believe that our existing resources, based on our currently projected financial results and the receipt of an aggregate of $500,000 in funding in April 2014 and May 2014, respectively, and the receipt of an aggregate of $250,000 in funding in July 2014 and August 2014, respectively, are sufficient to fund operations into the third quarter of 2014. Based upon current and anticipated revenue projections from foreign sales of our RenalGuard product, and the anticipated costs of our U.S. clinical trial, we expect that we will need to raise additional capital during the third quarter of 2014.

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

Cash flows used in operating activities in the six months ended June 30, 2014 were $1,175,000 due to our net income, offset by non-cash activity including 1) the change in fair value of convertible notes and warrant liabilities 2) depreciation expense; 3) stock-based compensation expense. The effect of exchange rate changes was a $7,000 decrease in cash.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 1992.

Based on this assessment, our management has concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on those criteria.

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

101

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLC SYSTEMS INC.

Date:August 13, 2014	By:	/s/ Mark R. Tauscher
Mark R. Tauscher
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from PLC Systems Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+ Exhibits marked with a plus sign (“+”) are filed herewith.