Form 10-Q
period 2014-09-30
VIVEVE MEDICAL, INC.
filed 2014-11-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	04-3153858 (I.R.S. Employer Identification No.)

150 Commercial Street

Sunnyvale, California 94086

(Address of principal executive offices)

(Zip Code)

(408) 530-1900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 11, 2014 the issuer had 18,016,662 shares of common stock, no par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

____________

	September 30, 2014	December 31, 2013
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,976,980	$430,107
Accounts receivable	3,750	-
Inventory	136,902	228,163
Prepaids and other current assets	188,006	308,183
Total current assets	2,305,638	966,453
Property and equipment, net	191,663	127,524
Other assets	652,045	43,783
Total assets	$3,149,346	$1,137,760
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$566,059	$967,315
Accrued liabilities	387,538	516,152
Note payable	1,471,799	1,463,244
Related party convertible bridge notes	-	4,875,000
Total current liabilities	2,425,396	7,821,711
Preferred stock warrant liabilities	-	623,672
Total liabilities	2,425,396	8,445,383
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 0 and 24,543,626 shares authorized as of September 30, 2014 and December 31, 2013; 0 and 23,863,302 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (Liquidation value of $14,556,614 as of December 31, 2013)	-	23,863
Series B convertible preferred stock, $0.001 par value; 0 and 227,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 0 and 171,199,348 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (Liquidation value of $8,559,967 as of December 31, 2013)	-	171,199
Preferred stock, no par value; unlimited shares authorized; 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; 612,000,000 shares authorized as of December 31, 2013; 0 and 6,555,305 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	6,556
Common stock and paid-in capital, no par value; unlimited shares authorized; 18,016,662 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	35,066,274	-
Additional paid-in capital	-	22,395,684
Accumulated deficit	(34,342,324)	(29,904,925)
Total stockholders’ equity (deficit)	723,950	(7,307,623)
Total liabilities and stockholders’ equity (deficit)	$3,149,346	$1,137,760

(1) The balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

____________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$17,180	$4,610	$64,475	$147,660
Cost of revenue	14,724	1,493	40,075	110,528
Gross profit	2,456	3,117	24,400	37,132

Operating expenses:
Research and development	572,134	177,203	940,954	628,545
Selling, general and administrative	1,790,014	532,369	3,085,580	2,517,791
Total operating expenses	2,362,148	709,572	4,026,534	3,146,336
Loss from operations	(2,359,692)	(706,455)	(4,002,134)	(3,109,204)
Interest income	2	2	5	5
Interest expense	(152,296)	(156,727)	(486,582)	(334,380)
Other income (expense), net	7,827	(8,713)	51,312	11,230
Net loss	$(2,504,159)	$(871,893)	$(4,437,399)	$(3,432,349)

Net loss per share:
Basic and diluted	$(0.52)	$(0.23)	$(1.08)	$(0.92)

Weighted average shares used in computing net loss per common share
Basic and diluted	4,829,300	3,743,282	4,109,266	3,743,282

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,437,399)	$(3,432,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42,220	35,871
Stock-based compensation expense	143,643	66,001
Revaluation of fair value of warrant liability	(50,762)	(11,230)
Noncash interest expense	369,677	227,911
Changes in assets and liabilities:
Accounts receivable	(3,750)	849
Inventory	91,261	(574)
Prepaid and other current assets	120,177	(209,711)
Other noncurrent assets	13,908	13,908
Accounts payable	(401,256)	439,849
Accrued liabilities	61,293	(80,357)
Net cash used in operating activities	(4,050,988)	(2,949,832)

Cash flows from investing activities:
Purchase of property and equipment	(106,359)	(4,214)
Net cash used in investing activities	(106,359)	(4,214)

Cash flows from financing activities:
Net cash proceeds from issuance of common stock in connection with private placement offering	4,204,220	-
Proceeds from related party convertible bridge notes	1,500,000	3,000,000
Repayments of notes payable	-	(134,814)
Net cash provided by financing activities	5,704,220	2,865,186
Net increase (decrease) in cash and cash equivalents	1,546,873	(88,860)

Cash and cash equivalents - beginning of period	430,107	448,754
Cash and cash equivalents - end of period	$1,976,980	$359,894

Supplemental disclosure:
Cash paid for interest	$116,905	$106,469
Cash paid for income taxes	$800	$800

Supplemental disclosure of cash flow information as of end of period:
Conversion of certain bridge notes and related accrued interest in connection with private placement offering	$1,545,678	$-
Extinguishment of convertible bridge notes and related accrued interest pursuant to Merger Agreement	$5,397,278	$-
Extinguishment of warrant liabilities pursuant to Merger Agreement	$572,910	$-
Issuance of warrants in connection with note payable	$622,170	$-
Payable to non-accredited investors in connection with Merger Agreement	$16,498

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

On September 23, 2014, PLC Systems, Inc., a Yukon Territory corporation (“PLC”) completed an Agreement and Plan of Merger (“Merger Agreement” or “Merger”) with Viveve®, Inc., a Delaware corportation (“Viveve”). As of that date, Viveve operates as a wholly-owned subsidiary of PLC and PLC is known as Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”). Viveve Medical will compete in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, will retain all its personnel and continue to be headquartered in Sunnyvale, California.

At the effective time of the Merger, PLC divested its ownership of its former operating subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais, which will operate as independent entities going forward under new ownership.

In preparation for the stock exchange pursuant to the Merger, Viveve convertible bridge notes in the aggregate amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished.

Additionally, Viveve warrant liabilities of approximately $573,000 were extinguished in preparation of the stock exchange pursuant to the Merger.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve were converted into 3,743,282 shares of the Company's common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors were entitled to receive approximately $16,500 upon closing. Upon the closing of the Merger, the Company issued an additional 943,596 shares of common stock upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Concurrent with the Merger, Viveve Medical completed a private placement for total gross proceeds of approximately $6 million (including approximately $1.5 million of convertible bridge note conversion). As a result, Viveve Medical issued 11,305,567 shares of common stock and 5-year warrants to purchase up to 940,189 shares of common stock at an exercise price of $0.53 per share.

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Viveve Medical have been prepared in accordance with accounting principles generally accepted in the United States of America  (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the proxy statement which was filed with the Securities and Exchange Commission on August 11, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future interim period.

2.	Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported total assets, stockholders’ deficit or net loss.

Revenue Recognition

The Company recognizes revenue from the sale of its product, the Viveve® System, and single-use treatment tips. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of Viveve’s products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong and Japan.

The Company does not provide its customers with a contractual right of return.

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company’s fiscal years beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10,  “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments in ASU 2014-10 will be effective retrospectively except for the clarification to Topic 275, which shall be applied prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We elected to early adopt the provisions of ASU 2014-10 in the second quarter of 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Since ASU 2014-15 only impacts financial statement disclosure requirements regarding whether there is  substantial doubt about an entity’s ability to continue as a going concern, we do not expect its adoption to have an impact on our ccondensed onsolidated financial statements.

Concentration of Credit Risk and Other Risks and Uncertainties

To achieve profitable operations, the Company must successfully develop, manufacture, and market its products. There can be no assurance that any such products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect upon the Company’s financial results, financial position, and future cash flows.

The Company’s future products may require approval from the U.S. Food and Drug Administration or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s future products will receive any of these required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a material adverse impact on the Company’s financial results, financial position and future cash flows.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing. The Company’s ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its products.

During the nine months ended September 30, 2014, three customers accounted for 94% of the Company’s revenue.

During the nine months ended September 30, 2013, one customer accounted for 100% of the Company’s revenue.

During the three months ended September 30, 2014, two customers accounted for 79% of the Company’s revenue.

During the three months ended September 30, 2013, one customer accounted for 100% of the Company’s revenue.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on an actual cost basis on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value.

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework or replacement of products (at its option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 31, 2014 and 2013, the Company’s comprehensive loss is the same as its net loss. There were no components of comprehensive loss for any of the periods presented.

Net Loss per Share Attributable to Common Stockholders

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options and warrants to purchase common stock are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014 and 2013, the following weighted average common stock equivalent shares were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options to purchase common stock	476,671	409,488	445,804	491,609
Warrants to purchase common stock	72,322	-	24,107	-
	548,993	409,488	469,911	491,609

3.	Fair Value Measurements

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1

Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

Level 2

Pricing is provided by third party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

Level 3

Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The Company’s Level 1 financial asset is a money market fund with a fair value that is based on quoted market prices. The money market fund is included in cash and cash equivalents on the Company’s condensed consolidated balance sheet. The Company’s Level 3 liability consists of convertible preferred stock warrant liabilities. The valuation of the warrant liabilities is discussed in Note 8.

For the period ended September 30, 2014, the Company did not have any transfers between Level 1, Level 2 and Level 3.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value as of September 30, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market fund	$190	$-	$-	$190
Total assets	$190	$-	$-	$190
Liabilities
Preferred stock warrant liabilities	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Assets and Liabilities at Fair Value as of December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total
Assets
Money market fund	$324	$-	$-	$324
Total assets	$324	$-	$-	$324
Liabilities
Preferred stock warrant liabilities	$-	$-	$623,672	$623,672
Total liabilities	$-	$-	$623,672	$623,672

The change in the fair value of the preferred stock warrant liabilities is summarized below:

Fair value as of December 31, 2013	$623,672
Change in fair value recorded in other income (expense), net	(21,484)
Fair value as of March 31, 2014	602,188
Change in fair value recorded in other income (expense), net	(22,001)
Fair value as of June 30, 2014	580,187
Change in fair value recorded in other income (expense), net, as of September 23, 2014, date of the Merger Agreement	(7,277)
Extinguishment of warrant liabilities pursuant to the Merger Agreement (reclassified to equity)	(572,910)
Fair value as of September 30, 2014	$-

All assets and liabilities carried at fair value have been valued using a market approach, except for Level 3. The following table describes the valuation techniques used to calculate fair value for Level 3 liabilities. For Level 3 liabilities, the Company determines the fair value measurement valuation policies and procedures. Annually, the Board of Directors assess and approve the fair value measurement policies and procedures. At least annually, the Company determines if the current valuation techniques used in the fair value measurements are still appropriate and evaluates and adjusts the unobservable inputs used in the fair value measurements based on current market conditions and third-party information.

	Fair Value as of	Valuation	Unobservable	Range
	December 31, 2013	Techniques	Input	(Weighted-Average)

Preferred stock warrant liabilities	$623,672	Black-Scholes	Preferred series
		option pricing	prices	$0.04-$0.44 ($0.06)
model
			Volatility	70.62%-84.23% (76%)

There were no changes in valuation technique from prior periods.

4.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Accrued interest	$13,792	$235,603
Accrued professional fees	125,671	15,000
Accrued loan balloon payment	85,000	76,472
Accrued vacation	73,809	81,499
Accrued loan restructuring fees	47,500	27,288
Accrued severence pay	-	58,846
Other accruals	41,766	21,444
Total accrued liabilities	$387,538	$516,152

5.	Note Payable

In April 2012, the Company entered into a loan and security agreement for up to $2,135,159 in term loans that were used to pay off the existing loan with a financial institution. The full amount was drawn down in April 2012. In connection with the agreement, the Company issued a warrant to the lender to purchase a total of 73,770 shares of the Company’s Series A convertible preferred stock at $0.61 per share (Note 9). The borrowings were repayable in interest only payments until May 1, 2012 and then 30 equal installments of principal and interest at a rate of 9.5% per annum. An additional 4% of the principal or approximately $85,000 will be due as the final payment at the end of the loan term. The Company recorded $8,528 and $28,785 as additional interest expense during the nine months ended September 30, 2014 and 2013, respectively, related to the $85,000 payment. The Company will continue to accrue the balance of the $85,000 cash payment over the remaining term of the loan using the effective interest rate method. As of September 30, 2014 and December 31, 2013, $85,000 and $76,472 was recorded in accrued liabilities on the condensed consolidated balance sheets relating to this payment. All borrowings under the agreement are collateralized by substantially all of the Company’s assets, including intellectual property. As of September 30, 2014 and December 31, 2013, the note payable had an outstanding balance of $1,471,799 and $1,462,244, respectively. The term loan has a maturity date of October 1, 2014 and was repaid on that date as discussed in Note 13.

In February 2013, the Company and lender amended the loan and security agreement to defer up to 3 months of principal payments contingent upon the receipt of bridge loan proceeds in increments of $500,000, up to $1,500,000 on or before April 30, 2013, beginning March 1, 2013. This amendment also included a $15,000 restructuring fee that would be due upon the maturity date of the loan.

In May 2013, the Company and lender amended the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more, on or before September 30, 2013. The principal payments were to be deferred and payable on August 1, 2013. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In July 2013, the Company and lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more, on or before August 28, 2013, and an additional month deferral provided a 2013 equity event was completed resulting in net cash proceeds of not less than $10 million from the sale of the Company’s equity securities consummated by September 27, 2013. Principal payments would be deferred and payable on October 1, 2013, provided both of these conditions were met. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In September 2013, the Company and lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before August 28, 2013 and another $500,000 or more on or before October 28, 2013. Principal payments would be deferred until December 1, 2013. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In November 2013, the Company and lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before December 27, 2013 and upon the consummation of a 2014 equity event requiring the receipt of not less than $7 million in net cash proceeds by no later than January 24, 2014. Principal payments would be deferred until February 1, 2014. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In January 2014, the Company and lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before February 25, 2014 and consummation of an equity event by April 25, 2014. This amendment included an additional $5,000 restructuring fee for each month principal payments are deferred beginning February 1, 2014 through April 1, 2014, provided restructuring fees in this amendment shall not exceed $15,000 in total that would also be due upon the maturity date of the loan.

In February 2014, the Company and lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before April 25, 2014 and consummation of an equity event by June 27, 2014. This amendment included an additional $5,000 restructuring fee for each month principal payments are deferred beginning March 1, 2014 through June 1, 2014, provided restructuring fees in this amendment shall not exceed $20,000. This amendment also amended the January 2014 restructuring fee such that the January 2014 restructuring fee shall not exceed $5,000 in total that would also be due upon the maturity date of the loan.

In June 2014, the Company and lender agreed to further amend the loan and security agreement such that the remaining 3 months of principal payments would be deferred until the maturity date of the term loan when all unpaid principal and interest will be immediately due. This amendment also includes an additional $5,000 restructuring fee for each month principal payments are deferred beginning July 1, 2014 through September 1, 2014, provided restructuring fees in this amendment do not exceed $15,000 in total that would also be due upon the maturity date of the loan.

In September 2014, the lender agreed to reduce the total restructuring fees to $47,500. The Company recorded $20,212, net of the reduction in fees, and $45,000 as additional interest expense during the nine months ended September 30, 2014 and 2013, respectively, related to these restructuring fees. The Company has been accruing the balance of the cash restructuring payment over the term of the loan using the effective interest rate method. As of September 30, 2014 and December 31, 2013, $47,500 and $27,288 was recorded as an accrued liability on the condensed consolidated balance sheets relating to this restructuring payment.

The loan and security agreement contains a material adverse change clause, as defined in the agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the note holder as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, future minimum payments under the note payable are as follows:

Year Ending December 31, 2014	$1,618,091
1,618,091
Less: Amount representing interest	(146,292)
Present value of obligations	1,471,799
Less: Unamortized debt discount	-
1,471,799
Less: Notes payable, current portion	1,471,799
Notes payable, noncurrent portion	$-

On September 30, 2014, the Company entered into a Loan and Security Agreement pursuant to which we received a term loan in the amount of $5 million, which will be funded in three tranches. The first tranche of $2.5 million was provided to the Company on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan (including interest and restructuring fees) with a financial institution which totaled $1,630,925. Before the second and third tranches of the term loan will be funded, we must meet certain enrollment milestones and achieve certain positive results relating to our OUS Clinical Trials, among other things. In connection with the loan agreement, the Company issued a 10-year warrant to the lender for the purchase of 471,698 shares of the Company’s common stock at $0.53 per share (Note 8).

6.	Related Party Convertible Bridge Notes

In November 2012, the Company issued $1,000,000 in convertible promissory notes to related parties. The notes accrue interest at 8% per annum and mature at the earlier of i) the date upon which the majority note holders demand repayment after May 15, 2013 or ii) the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000. As of September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $1,000,000. Because the holders had the ability to demand repayment after May 15, 2013, the Company classified all of the outstanding debt balance and related accrued interest of $88,986 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On February 13, 2013, the Company entered into a note purchase agreement (“2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $1,500,000 in the aggregate, of which $1,000,000 was issued. These notes were intended as bridge financing to a planned alternative public offering in the second quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after August 13, 2013 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes and the November 2012 notes. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 80% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of August 13, 2013. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 80% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. In April 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. On June 3, 2013, the Company entered into an amendment to the 2013 Note Purchase Agreement to increase the total amount of the convertible promissory notes up to $2,000,000 in the aggregate if issued before June 30, 2013. In June 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. On August 7, 2013, the Company entered into an amendment to the 2013 Note Purchase Agreement to increase the total amount of the convertible promissory notes up to $2,500,000 in the aggregate if issued before August 28, 2013. In August 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. As of September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $2,500,000. Because the holders had the ability to demand repayment after August 13, 2013, the Company classified all of the outstanding debt balance and related accrued interest of $130,466 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On September 27, 2013, the Company entered into a note purchase agreement (“September 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $500,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the third quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $500,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $10,411 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On November 12, 2013, the Company entered into a note purchase agreement (“November 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $500,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the fourth quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $500,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $5,370 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On December 27, 2013, the Company entered into a note purchase agreement (“December 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $375,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the first quarter of 2014. The notes accrue interest at 9% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $375,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $370 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On March 5, 2014, the Company entered into a note purchase agreement in which it was authorized to issue and sell up to $1,250,000 in aggregate principal amount of convertible promissory notes of which $200,000 was issued. In May 2014, the Company completed another sale of convertible promissory notes in the aggregate principal amount of $1,050,000. The notes accrued interest at 9% per annum and converted into common stock in connection with the private placement.

On July 7, 2014, the Company entered into a note purchase agreement in which it was authorized to issue convertible promissory notes up to $250,000 in the aggregate. The notes accrue interest at 9% per annum and converted into common stock in connection with the private placement.

Pursuant to the Company’s amendment to the note purchase agreement dated November 20, 2012, effective February 13, 2013, the above notes payable would be redeemable upon a change of control of the Company at an amount equal to 300% of the outstanding principal amount and accrued and unpaid interest on the notes as of the time of a change of control. A change of control will occur in the event the Company enters into a transaction where the holders of the voting securities no longer own a majority of the total outstanding voting securities once the transaction is completed or a disposition of substantially all assets occurs. The sale of stock for capital raising purposes or an alternative public offering involving a reverse merger into a public shell company for capital raising purposes is excluded from the Company’s definition of a change of control. The Company has determined that the value of this provision is not material and as such did not record a liability on the Company’s condensed consolidated financial statements as of December 31, 2013. All of these notes were extinguished as part of the Merger Agreement.

7.	Commitments and Contingencies

Operating Lease

In January 2012, the Company relocated and entered into a lease agreement for a new facility. The new lease commenced in March 2012 and will terminate in February 2015. Rent expense for the nine months ended September 30, 2014 and 2013 was $128,359 and $128,359, respectively.

As of September 30, 2014, future minimum payments under the lease are as follows:

Year Ending December 31,
2014	$46,428
2015	30,952
Total minimum lease payments	$77,380

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with performance of services within the scope of the agreement, breach of the agreement by the Company, or noncompliance of regulations or laws by the Company, in all cases provided the indemnified party has not breached the agreement and/or the loss is not attributable to the indemnified party’s negligence or willful malfeasance. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

8.	Common Stock

In connection with the Merger, all shares of Viveve Series A convertible preferred stock and Series B convertible preferred stock were converted to common stock and the Company exchanged shares of common stock with the former stockholders of Viveve. The total common shares issued for these transactions was 3,743,282 shares based on the exchange ratio of 0.0080497.

In connection with the proposed Merger, on May 9, 2014, Viveve issued to GBS Venture Partners Limited (“GBS”), a convertible debenture holder, a warrant to purchase shares of our common stock equal to approximately 5% of the outstanding shares of common stock on a post-Merger basis in consideration for the cancellation of convertible promissory notes in the aggregate principal amount of $1,750,000 and accrued interest of approximately $211,000 held by GBS. As part of the closing of the Merger, the Company issued 943,596 shares of common stock to GBS upon the automatic exercise of the warrant.

Concurrent with the Merger, the Company completed a separate private placement of 11,305,567 shares of our common stock, together with warrants for the purchase of 940,189 shares of common stock, for gross proceeds of approximately $6,000,000, which included the conversion of $1,545,678 of convertible promissory notes and related accrued interest. The price per unit was $0.53.

Warrants for Common Stock

In connection with the private placement, the Company issued warrants to purchase a total of 940,189 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date.

In connection with the Loan and Security Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $622,170 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as a deferred financing cost in other assets and will be amortized to interest expense over the loan term.

As of Septemeber 30, 2014, all of these warrants remain outstanding.

9.	Convertible Preferred Stock

As part of the Merger Agreement, all shares of the Series A convertible preferred stock and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

The holders of preferred stock had various rights and preferences as follows:

Dividends

The preferred stockholders were entitled to receive, when and as declared by the Board of Directors, out of funds legally available, cash dividends in the amount of $0.0488 and $0.004, respectively, per share, per year for each share of Series A and Series B outstanding in preference and priority to any declaration or payment of any distribution on common stock in such calendar year. These dividends are noncumulative. No distributions could be made to common stock unless all declared dividends on preferred stock have been paid or set aside for payment. No dividends have been declared to date.

Liquidation

Upon liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A and Series B were entitled to receive an amount per share equal to the original issuance price for the preferred stock (as adjusted for any stock dividends, stock splits or recapitalization and similar events), plus all declared and unpaid dividends thereon to the date fixed for such distribution. If upon the liquidation event, there were insufficient funds to permit the payment to stockholders of the full preferential amounts, then the entire assets and funds of the Company would be distributed ratably among the holders of preferred stock.

Conversion

At the option of the holder thereof, each share of preferred stock was convertible, at the option of the holder at any time after the date of issuance into fully paid and non-assessable shares of common stock as determined by dividing the applicable original issue price for such series by the conversion price for such series. The conversion price was $0.05 for Series A and Series B.

Each share of preferred stock was to automatically be converted into shares of common stock at their respective conversion price immediately upon the earlier of (A) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to a registration statement under the Securities Act of 1933 covering the offering and sale of the Company’s common stock provided the aggregate gross proceeds to the Company and/or selling stockholders was not less than $30,000,000 prior to underwriters’ commissions and expenses, or (B) upon receipt of a written request for conversion from the holders of a majority of the voting power of the outstanding shares of preferred stock.

Voting

Each holder of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of preferred stock could be converted as of the record date. The holders of shares of the preferred stock were entitled to vote on all matters on which the common stock was entitled to vote. The holders of preferred stock, voting as a separate class, were entitled to elect two members of the Board of Directors. The holders of common stock, voting as a separate class, were entitled to elect one member of the Board of Directors. Any additional members of the Board of Directors were to be elected by the holders of common stock and preferred stock, voting together as a single class.

Warrants for Convertible Preferred Stock

In connection with the loan and security agreement entered into in December 2008, the Company issued a warrant to purchase a total of 196,721 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $53,863 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.7% and a contractual life of ten years. The warrant was to expire on December 2, 2018. The fair value of the warrant was recorded as a debt issuance cost in other assets and was amortized to interest expense over the draw down term of the loan. The entire amount of the warrant was amortized to interest expense in the year ended December 31, 2008. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $9,639 and $(2,361) were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the Series A offering in 2009, the Company issued warrants to purchase 245,900 shares of Series A for $0.61 per share in April 2009. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants on the date of issuance to be $70,082 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.8% and a contractual life of ten years. The warrants were to expire on April 2, 2019. The fair value of the warrants was recorded as an equity issuance cost. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $11,803 and $(984) were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the loan and security agreement entered into in November 2010, the Company issued a warrant to purchase a total of 163,934 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $46,721 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.9% and a contractual life of ten years. The warrant was to expire on November 19, 2020. The fair value of the warrant was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $2,295 and $(1,311) were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the loan and security agreement entered into in April 2012, the Company issued a warrant to purchase a total of 73,770 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $27,443 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 92%, risk free interest rate of 1.98% and a contractual life of ten years. The warrant was to expire on April 19, 2022. The fair value of the warrant was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $3,025 and $885 was recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In May 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 2,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $84,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 3.2% and a contractual life of ten years. The warrants were to expire on May 9, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $2,000 and $2,000 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In June 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 4,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $168,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 3.2% and a contractual life of ten years. The warrants were to expire on June 30, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $4,000 and $4,000 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In September 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 4,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $168,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.0% and a contractual life of ten years. The warrants were to expire on September 9, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $0 and $4,000 was recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In November 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 1,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $42,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.1% and a contractual life of ten years. The warrants were to expire on November 30, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $1,000 and $1,000 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In December 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 1,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $41,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.8% and a contractual life of ten years. The warrants were to expire on December 19, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $1,000 and $0 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In January 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 910,445 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $37,328 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.8% and a contractual life of ten years. The warrants were to expire on January 31, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $3,642 and $910 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In February 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 738,535 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $31,018 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.98% and a contractual life of ten years. The warrants were to expire on February 27, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $2,954 and $740 were recorded to other income (expense), net, respectively, for the nine months ended September 30 2014 and 2013. The warrants were extinguished in connection with the Merger.

In April 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 2,351,019 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $98,743 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.0% and a contractual life of ten years. The warrants were to expire on April 16, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and September 30, 2013 and $9,404 and $2,351 were recorded to other income (expense), net, respectively, for the nine months ended September 30, 2014 and 2013. The warrants were extinguished in connection with the Merger.

Convertible preferred stock warrants outstanding as of December 31, 2013 were as follows:

				Number of
				Shares
	Series			Outstanding	Fair Value
	Exercisable	Expiration	Exercise	Under	December 31,
Issuance Date	for	Date	Price	Warrants	2013

December 2008	Series A	December 2, 2018	$0.61	196,721	$44,066
April 2009	Series A	April 2, 2019	0.61	245,900	58,278
November 2010	Series A	November 19, 2020	0.61	163,934	46,393
May 2011	Series B	May 6, 2021	0.05	2,000,000	54,000
June 2011	Series B	June 30, 2021	0.05	4,000,000	108,000
September 2011	Series B	September 9, 2021	0.05	4,000,000	108,000
November 2011	Series B	November 30, 2021	0.05	1,000,000	28,000
December 2011	Series B	December 19, 2021	0.05	1,000,000	28,000
January 2012	Series B	January 31, 2022	0.05	910,445	28,224
February 2012	Series B	February 28, 2022	0.05	738,535	22,895
April 2012	Series B	April 16, 2022	0.05	2,351,019	72,882
April 2012	Series A	April 19, 2022	0.61	73,770	24,934
				16,680,324	$623,672

10.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the PLC 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the PLC 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by PLC's Board of Directors and approved by its stockholders. 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 8.80 years.

The 2006 Plan was adopted by the Board of Directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by the Company and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 324,820 shares of the Company’s common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.55 per share and the weighted average remaining contractual term is 8.06 years. Additionally, prior to the Merger, the Board of Directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s Common Stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

The 2013 Plan was also adopted by PLC's Board of Directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Administrator”). Under the 2013 Plan, the Company may grant to eligible participants awards of equity which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, non-employee Directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. There are currently outstanding stock option awards issued from the 2013 Plan covering a total of 1,947,619 shares of the Company’s common stock and there remain reserved for future awards 839,148 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.80 per share. Concurrent with the Merger, the stockholders approved an amendment to the 2013 Plan to increase the number of shares reserved under the 2013 Plan from 113,826 to 3,111,587.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Outstanding Options
			Weighted-
		Weighted-	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (years)

Options outstanding as of December 31, 2013	363,413	$2.94	8.80
Options granted	1,901,476	$0.60
Options assumed from PLC	68,238	$10.24
Options canceled	(38,593)	$1.75
Options outstanding as of September 30, 2014	2,294,534	$1.02	9.67

As of September 30, 2014, the Company had 839,148 shares available for grant.

The options outstanding and exercisable as of September 30, 2014 are as follows:

			Options Outstanding			Options Exercisable
					Weighted-
			Number	Weighted-	Average	Number	Weighted-
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2014	Price	Term (Years)	September 30, 2014	Price

	$0.12		320	$0.12	2.21	320	$0.12
	$0.60		1,901,476	$0.60	10.00	20,000	$0.60
	$1.24		314,036	$1.24	8.15	314,036	$1.24
$7.00	-	$9.00	59,372	$8.63	8.28	59,372	$8.63
$12.00	-	$18.63	19,081	$15.29	6.79	19,081	$15.29
	$37.00		250	$37.00	3.72	250	$37.00
			2,294,535	$1.02	9.67	413,059	$2.94

Stock-Based Compensation

During the three and nine months ended September 30, 2014, the Company granted stock options to employees to purchase 1,901,476 shares of common stock with a weighted-average grant date fair value of $0.32 per share. Stock-based compensation expense recognized during the three months ended September 30, 2014 and 2013 was $113,345 and $16,284 respectively. Stock-based compensation expense recognized during the nine months ended September 30, 2014 and 2013 was $143,643 and $66,001, respectively. As of September 30, 2014, the total unrecognized compensation cost in connection with unvested stock options was approximately $567,000. These costs are expected to be recognized over a period of approximately 3.26 years. The aggregate intrinsic value of options outstanding as of September 30, 2014 was approximately $1.7 million. There were no options exercised during the nine months ended September 30, 2014 and 2013.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2014	2013

Expected term (in years)	5	5
Average volatility	61%	67%
Risk-free interest rate	1.80%	0.87%
Dividend yield	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of comparable companies’ stock, look-back volatilities and Company specific events that affected volatility in a prior period. The expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$101	$976	$667	$(7,016)
General and administrative	113,245	15,308	142,976	73,017
Total	$113,346	$16,284	$143,643	$66,001

11.	Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2014 and the Company expects that its effective tax rate for the full year 2014 will be 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on net deferred tax assets.

As of September 30, 2014, the Company had net operating loss carryforwards of approximately $11,188,000 and $11,176,000 available to offset future taxable income, if any, for both federal and California state income tax purposes, respectively. The Company’s federal and state net operating loss carry-forwards begin to expire in 2027 and 2016, respectively, and valuation allowances have been provided, where necessary.

Utilization of the net operating loss carry-forward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

All of the Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

Uncertain Tax Positions

The gross amount of unrecognized tax benefits as of September 30, 2014 is approximately $78 thousand related to reserves on research and development credits, none of which will affect the effective tax rate if recognized due to the valuation allowance. The Company does not expect any material changes in the next 12 months in unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 units of generators manufactured by Stellartech. In conjunction with the Agreement, Stellartech purchased 300,000 shares of common stock at par value. These shares are subject to a right of repurchase by the Company, which lapse over a four-year period. As of December 31, 2012, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $345,472 and $33,000 for goods and services in the nine months ended September 30, 2014 and 2013, respectively.

13.	Subsequent Events

On September 30, 2014, the Company entered into a Loan and Security Agreement pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranch of $2.5 million was provided to the Company on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled $1,630,925. Before the second and the third tranches of the term loan will be funded, we must meet certain enrollment milestones and achieve certain positive results relating to our OUS Clinical Trials, among other things.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products and applications, customers, technologies, future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our limited operating history;

●	emerging competition and rapidly advancing technology;

●	whether we are successful in having our medical device approved for sale by the FDA;

●	the effect of changes in foreign and domestic regulatory requirements

●	whether demand develops for our medical device;

●	the impact of competitive or alternative products, technologies and pricing;

●	the adequacy of protections afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;

●	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

●	our ability to obtain adequate financing in the future, as and when we need it;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report to conform such statements to actual results or changes in our expectations. You should not place undue reliance on these forward-looking statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2013 financial statements and related notes included in the proxy statement which was filed with the Securities and Exchange Commission on August 11, 2014. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors”.

OVERVIEW

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and its wholly-owned subsidiary, Viveve, Inc., which was acquired on September 23, 2014.

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal introital laxity. Prior to our merger with PLC Systems Acquisition Corp., a wholly-owned subsidiary of PLC Systems Inc., which occurred on September 23, 2014 (the “Merger”), we devoted substantially all of our time and effort to developing products, raising capital and recruiting personnel. To date, we have not generated significant revenues and, prior to the Merger, we funded our operations primarily through the sale of our common and preferred stock and borrowings from related parties and financial institutions.

On September 23, 2014, PLC Systems, Inc., a Yukon Territory corporation (“PLC”), completed an Agreement and Plan of Merger (“Merger Agreement” or “Merger”) with Viveve, Inc., a Delaware corportation (“Viveve”). Viveve will operate as a wholly-owned subsidiary of PLC and PLC will now be known as Viveve Medical, Inc. (“Viveve Medical” or the “the Company”).

In preparation for the stock exchange pursuant to the Merger, Viveve convertible bridge notes in the aggregate amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished, along with Viveve warrant liabilities of approximately $573,000.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve were converted into 3,743,282 shares of the Company's common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors were entitled to receive approximately $16,500 upon closing. Upon the closing of the Merger, the Company issued an additional 943,596 shares of common stock upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In connection with the Merger, on May 9, 2014, we issued to GBS Venture Partners Limited (“GBS”), a convertible debenture holder, a warrant to purchase shares of our common stock equal to approximately 5% of the outstanding shares of common stock on a post-Merger basis in consideration for the cancellation of convertible promissory notes in the aggregate principal amount of $1,750,000 held by GBS. As part of the closing of the Merger, we issued 943,596 shares of common stock to GBS upon the exercise of the warrant.

Concurrent with the consummation of the Merger, we completed a separate private placement of 11,305,567 shares of our common stock together with warrants for the purchase of 940,189 shares of common stock for gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The price per unit was $0.53 per share.

On September 30, 2014, we entered into a Loan and Security Agreement with Square 1 Bank pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay certain indebtedness owed by us, and specifically the indebtedness owed to Oxford Finance LLC which totaled $1,630,925. Before the second and third tranches of the term loan will be funded, we must meet certain enrollment milestones and achieve certain positive results relating to our outside of the U.S. (“OUS”) Clinical Trials, among other things. A description of the loan we received from Square 1 Bank is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 3, 2014.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA approval for the sale of our product, whether there will be a demand for our product, the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers, the uncertainty of availability of additional financing when and if we need it, and the uncertainty of achieving future profitability. We cannot be certain that in the event we require additional financing, such financing will be available or on terms which are favorable to us. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We intend to increase our sales and exposure both internationally and in the United States market by seeking regulatory approval for the sale and distribution of our product, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve Treatment™ to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians. In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve the Viveve System by focusing our research and development efforts on various areas including, but not limited to:

●	designing new treatment tips optimized for both ease-of-use and to reduce procedure times for patients and physicians;

●	increasing security to prevent the re-use of treatment tips, resulting in improved procedure efficacy and reduced safety concerns; and

●	developing a new cooling system that integrates a substitute for hydroflurocarbon, to maintain compliance with changes in international environmental regulations.

We are using the net proceeds received from the private placement discussed above to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that we will continue to require funds to fully implement our plan of operation. The net proceeds of approximately $4.2 million received from the private placement are expected to be sufficient to fund our activities through June 2015. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934. We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be less than $250,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this report, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		Change
	2014	2013	$	%

Revenue	$17,180	$4,610	$12,570	273%

We recorded revenue of $17,180 for the three months ended September 30, 2014 as compared to revenue of $4,610 for the three months ended September 30, 2013, an increase of $12,570, or approximately 273%. This increase was primarily due to sales of our disposable treatment tips to existing customers. Despite this increase, we significantly slowed the production of inventory available for sale and sales and marketing efforts in late 2013 and throughout 2014 due to funding constraints. As a result, we experienced low sales volumes during both third quarter periods.

Research and development expenses

	Three Months Ended September 30,		Change
	2014	2013	$	%

Research and development	$572,134	$177,203	$394,931	223%

Research and development expense totaled $572,134 for the three months ended September 30, 2014, compared to research and development expense of $177,203 for the three months ended September 30, 2013, an increase of $394,931, or approximately 223%. Spending on research and development increased in the third quarter of 2014 as we prepared for our OUS Clinical Trial and incurred costs associated with the trial’s implementation. The Viveve OUS Clinical Trial is expected to commence in the fourth quarter of 2014 and is designed to evaluate the safety and effectiveness of the Viveve Treatment. Research and development further increased due to additional engineering work related to certain product improvement efforts.

Selling, general and administrative expenses

	Three Months Ended September 30,		Change
	2014	2013	$	%

Selling, general and administrative	$1,790,014	$532,369	$1,257,645	236%

Selling, general and administrative expenses totaled $1,790,014 for the three months ended September 30, 2014, compared to $532,369 for the three months ended September 30, 2013, an increase of $1,257,645, or approximately 236%. The increase in selling, general and administrative expenses was primarily attributable to additional professional services related expenses associated with the Merger transaction that was completed in September 2014 and to a lesser degree greater spending to build brand and market awareness. Selling, general and administrative expenses further increased due to additional stock-based compensation expense associated with the acceleration of vesting in connection with the Merger.

Interest expense

	Three Months Ended September 30,		Change
	2014	2013	$	%

Interest expense	$(152,296)	$(156,727)	$(4,431)	(3)%

During the three months ended September 30, 2014, we had interest expense of $152,296 as compared to $156,727 for the three months ended September 30, 2013, a decrease of $4,431, or approximately 3%. The interest expense during these quarterly periods was primarily due to our convertible bridge notes and our note payable. The interest expense for the third quarter of 2014 was partially offset by decreased fees associated with our note payable due to an agreed upon reduction in restructuring fees of $47,500 in September 2014.

Other income (expense) net

	Three Months Ended September 30,		Change
	2014	2013	$	%

Other income (expense), net	$7,827	$(8,713)	$16,540	190%

Other income (expense), net, for the three months ended September 30, 2014 and 2013 was $7,827 and $(8,713), respectively. The increase of $16,540, or approximately 190%, was attributable to mark-to-market adjustments associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Revenue	$64,475	$147,660	$(83,185)	(56%)

We recorded revenue of $64,475 for the nine months ended September 30, 2014 as compared to revenue of $147,660 for the nine months ended September 30, 2013, a decrease of $83,185 or approximately 56%. The decrease in revenue was a result of the limited production of inventory available for sale and reduced sales and marketing efforts in the second half of 2013 and throughout 2014 due to funding constraints.

Research and development expenses

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Research and development	$940,954	$628,545	$312,409	50%

Research and development expense totaled $940,954 for the nine months ended September 30, 2014, compared to research and development expense of $628,545 for the nine months ended September 30, 2013, an increase of $312,409 or approximately 50%. Spending on research and development primarily increased as we prepared for our OUS Clinical Trial in the third quarter of 2014 and incurred costs associated with the trial’s implementation. The Viveve OUS Clinical Trial is expected to commence in the fourth quarter of 2014 and is designed to evaluate the safety and effectiveness of the Viveve Treatment.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Selling, general and administrative	$3,085,580	$2,517,791	$567,789	23%

Selling, general and administrative expenses totaled $3,085,580 for the nine months ended September 30, 2014, compared to $2,517,791 for the nine months ended September 30, 2013, an increase of $567,789 or approximately 23%. The increase in selling, general and administrative expenses was primarily attributable to additional professional services related expenses associated with the Merger transaction that was completed in September 2014. The increase was partially offset by greater spending in the first quarter of 2013 as we prepared to launch a major funding effort in the second quarter of 2013 that was later scaled back.

Interest expense

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Interest expense	$(486,582)	$(334,380)	$152,202	46%

During the nine months ended September 30, 2014, we had interest expense of $486,582 as compared to $334,380 for the nine months ended September 30, 2013. The increase of $152,202 or approximately 46% resulted primarily from greater interest expense of $192,135 on our convertible bridge notes due to the issuance of additional convertible notes in the aggregate principal amount of $2,375,000, partially offset by a decrease of $39,933 of fees and interest expense for our note payable due to an agreed upon reduction in restructuring fees in September 2014.

Other income (expense) net

	Nine Months Ended September 30,		Change
	2014	2013	$	%

Other income (expense), net	$51,312	$11,230	$40,082	357%

Other income (expense), net, for the nine months ended September 30, 2014 and 2013 was $51,312 and $11,230, respectively. The increase of $40,082, or approximately 357%, was attributable to mark-to-market adjustments associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of common and preferred stock and borrowings from related parties and financial institutions. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future.

We completed our Merger with PLC Systems, Inc. on September 23, 2014. Concurrent with the Merger, we completed a private placement of total gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The proceeds were partially offset by costs of $295,768 related to the private placement.

On September 30, 2014, we entered into a Loan and Security Agreement pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled $1,630,925. Before the second tranche of $1.5 million and the third tranche of $1 million of the term loan will be funded, we must meet certain enrollment milestones and achieve certain positive results relating to our OUS Clinical Trials, among other things.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(4,050,988)	$(2,949,832)
Net cash used in investing activities	(106,359)	(4,214)
Net cash provided by financing activities	5,704,220	2,865,186
Net increase (decrease) in cash and cash equivalents	$1,546,873	$(88,860)

 Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and other clinical study costs, associated with the Viveve System.

Operating activities used $4,050,988 in the nine months ended September 30, 2014 compared to $2,949,832 used in the nine months ended September 30, 2013. The primary use of our cash was to fund general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used in 2014 consisted of a net loss of $4,437,399 adjusted for non-cash expenses including depreciation and amortization of $42,220, stock-based compensation of $143,643, and non-cash interest expense of $369,677, partially offset by revaluation of warrant liabilities of $50,762. Net cash used in 2013 consisted of a net loss of $3,432,349 adjusted for non-cash expenses including depreciation and amortization of $35,871, stock-based compensation of $66,001, and non-cash interest expense of $227,911, partially offset by revaluation of warrant liabilities of $11,230.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $106,359, which was used to purchase property and equipment. Net cash used in investing activities during the nine months ended September 30, 2013 was $4,214, which was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and changes related to our development programs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 was $5,704,220, which was the result of proceeds of $1,500,000 from the issuance of related party convertible bridge notes and the cash proceeds of $4,499,988 from our private placement, partially offset by transaction costs of $295,768. Cash provided by financing activities during the nine months ended September 30, 2013 was $2,865,186, which was the result of proceeds of $3,000,000 from the issuance of related party convertible bridge notes, partially offset by principal repayments to a financial institution of $134,814.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company’s fiscal years beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10,  “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. ASU 2014-10 also eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments in ASU 2014-10 will be effective retrospectively except for the clarification to Topic 275, which shall be applied prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2014-10 in the second quarter of 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Since ASU 2014-15 only impacts financial statement disclosure requirements regarding whether there is  substantial doubt about an entity’s ability to continue as a going concern, we do not expect its adoption to have an impact on our condensed consolidated financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop our technology to the extent needed to create future sales to sustain our operations.

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted based on Viveve Medical's status as a smaller reporting company.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.     RISK FACTORS

We incorporate herein by reference the risk factors included in the proxy statement on Schedule 14A that we filed with the Securities and Exchange Commission on August 11, 2014.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For information relating to unregistered sales of equity securities during the quarter ended September 30, 2014, refer to the Current Reports on Form 8-K we filed with the Securities and Exchange Commission on July 16, 2014, August 7, 2014, September 29, 2014 and October 3, 2014.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 14, 2014 reporting the Company’s 2014 third quarter financial results. The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Condition” of Form 8-K. Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.      EXHIBITS

Exhibit Number	Document

3.1	Articles of Continuance, pursuant to the Yukon Business Corporations Act, as amended (1)

3.1.1	Articles of Amendment to Articles of Continuance (2)

3.2	Bylaws, as amended*

4.1	Form of 5% Senior Secured Convertible Debenture due January 16, 2016 and issued on July 15, 2014 and August 6, 2014 to GCP IV LLC (4)

4.2	Form of Common Stock Purchase Warrant issued on July 15, 2014 and August 6, 2014 to GCP IV LLC (4)

10.1	Form of Debenture Amendment Agreement dated September 2, 2014 made in favor of each holder of the registrant’s 5% Senior Secured Convertible Debentures (5)

10.2	Promissory Note dated September 2, 2014 and issued to GCP IV LCC (5)

10.3	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (6)

10.4	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2011 (6)

10.5	Amendment dated September 22, 2014 to Securities Purchase Agreement dated May 9, 2014 (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

99.1	Press Release announcing 2014 Third Quarter Financial Results issued on November 14, 2014+

101.INS	XBRL Instant Document *+

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

10.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed herewith

+Furnished herewith

(1) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 25, 2005.

(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014.

(3) Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

(4) Incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014 and on August 7, 2014.

(5) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2014.

(6) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated November 14, 2014	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer