Form 10-K
period 2014-12-31
VIVEVE MEDICAL, INC.
filed 2015-03-16
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

Yukon Territory	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Commercial Street

Sunnyvale, California 94086

(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: (408) 530-1900

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the Registrant’s common equity was last sold, was approximately $1,093,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 10, 2015 there were 18,341,294 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIVEVE MEDICAL, INC.

 i

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures or to reflect the occurrence of unanticipated events.

Item 1. Business

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Yukon Territory corporation (“Viveve Medical”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc. with and into Viveve, Inc., a Delaware corporation (the “Merger”). In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical will compete in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, will retain all of its personnel and continue to be headquartered in Sunnyvale, California. Viveve, Inc. will operate as a wholly-owned subsidiary of Viveve Medical.

Viveve, Inc., our wholly-owned subsidiary, was incorporated in 2005. In conjunction with its formation, Viveve, Inc. licensed patent rights from Edward Knowlton, a holder of patents covering the use of monopolar radiofrequency energy to tighten tissue. On February 10, 2006, Mr. Knowlton granted to Viveve, Inc. a perpetual, fully paid, royalty free sublicense to use, for the purpose of transmucosal rejuvenation of vaginal tissue, specific patents licensed by Mr. Knowlton from Thermage, Inc.

Market Overview

Overview of Vaginal Laxity

All women who have given birth vaginally undergo stretching of the tissues of the vaginal opening to accommodate the fetal head. Often the effects are permanent and many women have long-term physical and psychological consequences including sexual dissatisfaction. One significant issue is the loosening of the introitus ─ the vaginal opening. This happens with the first vaginal delivery and usually is made worse with subsequent vaginal deliveries. Vaginal laxity can result in decreased sexual pleasure for both women and their partners during intercourse. This condition is not frequently discussed because women are embarrassed, fear that their concerns will be dismissed or their physician will not understand. Physicians hesitate to discuss the situation with their patients because historically there has been no safe and effective treatment. Physicians frequently recommend Kegel exercises. However, these exercises only strengthen the pelvic floor muscles and do not address the underlying cause of vaginal laxity – loss of tissue elasticity. While surgery can be performed to tighten the vaginal canal, the formation of scar tissue from the surgery may lead to painful intercourse and permanent side effects.

As a consequence of the physical tissue damage that can result from childbirth, a significant decrease in sexual satisfaction has been reported in women who underwent vaginal delivery, when assessed two years after delivery, in comparison with those who underwent elective caesarian section. In the past several years there has been a marked increase in the number of women requesting delivery by caesarian section with the intention of preventing damage to the pelvic floor and introitus. Caesarian sections are not without risk to both the baby and mother. Whether or not to agree to a woman’s request for an elective caesarian section has generated considerable controversy among obstetricians. If a procedure were available to address the concerns of women about vaginal laxity, we believe the perceived need to have a caesarian section to prevent introital damage may decrease significantly.

Market for a Proven Solution to Vaginal Laxity

In 2009, we sponsored several on-line marketing surveys in the U.S. with both OBGYNs and women, ages 25-55, to assess attitudes of physicians and women about vaginal laxity and towards a safe, non-invasive solution to treat this condition.

●

Physician Survey: An OBGYN marketing survey was conducted by OBGYN Alliance with nearly 525 practicing OBGYNs from across the U.S. The objectives of the study were to: obtain insights from physicians on physical changes resulting from childbirth and the corresponding sexual health implications for patients; understand the perceptions and opinions of OBGYN physicians on a procedure that could be offered to address vaginal laxity following childbirth; and gain an understanding of whom the early adopters may be of the Viveve Treatment.

●

Consumer Survey: In a consumer marketing survey conducted by Q&A Research, 421 women were screened for vaginal delivery, age (25-55), Herfindahl-Hirschman Index (“HHI”) ($50K+) and education. The objectives of the survey were to assess the need for the Viveve Treatment and better understand the complexity of emotions and the psychological profile of women who experience, but do not discuss, vaginal changes post childbirth.

Results from these surveys suggested that vaginal laxity is a significant unmet medical need, and that patients and physicians would benefit significantly from a safe and effective non-invasive treatment that would also increase physical sensation and sexual satisfaction following vaginal childbirth. Of the 421 patient respondents, up to 48% felt that vaginal laxity was a concern post-childbirth. Furthermore, it is evident that patients and their OBGYNs are not discussing vaginal laxity on a regular basis; in fact, we believe such conversations occur quite infrequently due to many factors, including patient embarrassment and fear of being ridiculed, lack of time and lack of solutions for physicians. Of the 525 OBGYNs surveyed 84% indicated that vaginal laxity is the number one post-delivery physical change for women, being more prevalent than weight gain, urinary incontinence and stretch marks, and believe that it is under-reported by their patients. Additionally, in a separate international survey of urogynecologists, 83% of the 563 respondents described vaginal laxity as underreported by their patients and the majority considered it a bothersome condition that impacts sexual function and relationships. Despite the lack of communication regarding this issue, we believe there is a strong interest among patients and doctors for a treatment that is clinically proven and safe.

Applying U.S. Census data, CDC Vital Statistics data and our projections as a result of these studies, we estimate there are approximately 6-8 million post-partum women that are potential candidates for this procedure in the U.S. alone, 3-4 million of whom could be early adopters for the Viveve Treatment.

In 2012, we conducted a similar consumer study in Japan and Canada in order to understand cultural differences that may exist towards vaginal laxity and the Viveve Treatment. The results corroborated our U.S. survey conclusions. Applying World Health Organization census data as well as data from individual countries, we estimate there are 15-20 million women outside the U.S. that could be early adopters of the Viveve Treatment.

Current Treatments and Their Limitations

Currently, few medical treatments are available to effectively treat vaginal laxity. The most widely prescribed treatments include Kegel exercises and invasive surgical procedures, known as laser vaginal rejuvenation (“LVR”) or vaginoplasty.

●

Kegel Exercises: Kegels are an exercise that was developed by Dr. Arnold Kegel designed to strengthen the muscles of the pelvic floor - the pubococcygeal (PC) muscles - to increase vaginal muscle tone, improve sexual response, and limit involuntary urine release due to stress urinary incontinence. These exercises are often prescribed following childbirth or during and after menopause. However, we are not aware of any validated evidence indicating that Kegels improve vaginal laxity or sexual function due to laxity.

●

Surgical Procedures: Of the various alternatives for treating vaginal laxity, invasive surgical procedures, such as LVR, are the only modalities with any proven efficacy outcomes. Typically, they are performed by plastic surgeons with patients under general anesthesia. According to The International Society of Aesthetic Plastic Surgeons (“ISAPS”), approximately 114,135 LVR surgeries were performed world-wide in 2013. However, these invasive surgical procedures are expensive, costing thousands of dollars, and can involve weeks of post-surgical recovery time for the patient. They also carry the risk of scarring, which can lead to uncomfortable or painful intercourse, long-term or permanent loss of sensation, serious infection, tissue necrosis, hematomas (fluid collection under the tissue that may require removal), and adverse reactions to anesthesia.

Company Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of vaginal introital laxity. Vaginal laxity occurs in many women as a result of natural childbirth, during which the vaginal opening, or introitus, is over-stretched and fails to return to its pre-childbirth state. Vaginal laxity can often cause decreased sexual function and satisfaction in women. The Viveve Treatment is a non-invasive solution for vaginal laxity that is performed in less than 30 minutes, in a physician’s office, and does not require the use of anesthesia. The Viveve System uses patented monopolar radiofrequency, or RF, energy to generate low temperature heat. The vaginal mucosa is simultaneously cooled while this non-ablative heat is delivered into the submucosal layer. The RF energy stimulates the formation of collagen and causes the collagen fibers to remodel thereby tightening the submucosal tissue of the vaginal introitus. The RF stimulation causes subtle alterations in the collagen that can renew the tissue and further tighten the vaginal introitus over the next one to three months following treatment (the “Viveve Treatment”) and lead to increased sexual function as shown by the results of our clinical trials described in this Annual Report on Form 10-K. (See discussion under the heading “Clinical Studies”). The Viveve Treatment provides patients suffering from vaginal laxity and decreased sexual function a non-invasive alternative to surgical procedures, which in contrast, can cost up to tens of thousands of dollars and involve weeks of recovery. The tissue tightening effect caused from the application of RF energy has been demonstrated by our own pre-clinical and clinical studies more fully described in our discussion under the heading Clinical Studies. The technology underlying the Viveve System is identical to the technology underlying the Thermage System, except for certain system modifications required for use in a different indication than that used by the Thermage System. (See discussion under the heading “Patents and Proprietary Technology”).

We received regulatory approval to market the Viveve System in Europe through a CE Mark issued on December 7, 2010. An amendment to the CE Mark was approved in 2011 and will remain active through September 2, 2015, at which time we anticipate that it will be renewed. On April 26, 2012, we received Canada Health Medical Device License approval from the Canadian Medical Devices Bureau, subject to annual renewal. In Hong Kong, a Certification of Type Acceptance was issued on June 28, 2012. We currently market the Viveve System, including the single-use treatment tips, through sales consultants and distributors in Canada and Hong Kong, respectively, and in Japan through a sales consultant via Japan’s physician import license pathway. We are currently seeking distribution partners in several European countries. Experienced OBGYN physicians who currently use the Viveve System provide initial training for new physicians on its proper use, and our sales consultants and distributors maintain frequent interactions with customers to promote repeat sales of our single-use treatment tips. As of the date of this filing, we have sold one Viveve System in Canada and placed three systems under a beta site program that may convert to sales in 2015. As of the date of this filing, we have also sold two Viveve Systems in Hong Kong, five Viveve Systems in Japan, and 425 single-use treatment tips.

The Viveve Solution

We believe that the Viveve System provides a compelling, safe, non-invasive treatment for vaginal laxity and improvement of sexual function. The Viveve System consists of an RF generator with cooling capability that protects the mucosa from over-heating and a handpiece that, in conjunction with a single-use treatment tip, regulates the application of RF energy and monitors treatment data. The Viveve Treatment is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, which may include obstetricians and gynecologists, plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists or family practitioners.

 The Viveve System

The Viveve System includes three major components: an RF generator housed in a table-top console, a reusable handpiece and a single-use treatment tip, as well as several other consumable accessories. Physicians attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired treatment without further physician intervention.

      The Viveve System also includes other consumable components. The console houses a canister of coolant that can be used for approximately five to six procedures. Each procedure requires a new return pad, which is typically adhered to the patient’s upper leg to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary single-use bottles of coupling fluid, a viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

The Viveve Treatment

The Viveve Treatment is conducted on an outpatient basis in a physician’s office. The procedure typically takes less than 30 minutes and does not require any form of anesthesia. To perform the procedure, a physician attaches the single-use treatment tip to the handpiece. The return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication. The area from the 1:00 o’clock position to the 11:00 o’clock position just inside the hymenal ring is treated using the Viveve Treatment Tip by delivering a three-phased pulse: Phase 1 – cooling, Phase 2 – 90 Joules/cm2 of RF energy, and Phase 3 – cooling. Each pulse lasts approximately eight seconds. The Viveve treatment tip is then repositioned in an overlapping fashion clockwise and the three-phased treatment pulse is repeated. The entire circumferential treatment area from the 1:00 o’clock position to the 11:00 o’clock position is treated five times with overlapping pulses. Treatment of the urethral area is avoided. During the treatment procedure patients are expected to feel a sensation of warmth when the RF phase is delivered and a cooling sensation when the cooling phases are delivered. Based on our current clinical results, the Viveve Treatment is only required once, with efficacy lasting for at least 12 months.

Sales and Marketing

International

We currently market and sell the Viveve System, including the single-use treatment tips, in three countries outside the U.S. - Canada, Hong Kong and Japan - through trained sales consultants and distributors. We are currently seeking distribution partners in several European countries. As of December 31, 2014, we had one sales consultant (Canada) and a distribution partner in Japan.

Through our consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide ongoing consultation to physicians on how to integrate the Viveve System into their practices and market procedures to their patients.

We also provide comprehensive training and education to each physician upon delivery of the Viveve System. We require this initial training to assist physicians in safely and effectively performing the Viveve Treatment.

Our strategy to grow sales internationally is to:

●	increase penetration of the Viveve System by targeting physicians and clinics that perform in-office procedures and by implementing direct-to-consumer marketing programs to increase patient use;

●	expand into attractive new international markets by gaining regulatory approval, and identifying and training qualified distributors; and

●

expand the scope of physicians who offer the Viveve Treatment in addition to OBGYNs, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

Further, we intend to actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We intend to actively seek opportunities to obtain positive media exposure, and plan to engage in direct-to-consumer marketing, including extensive use of social media.

United States

We intend to seek regulatory clearance or approval from the U.S. Food and Drug Administration (“FDA”) to allow us to begin to market the Viveve System to physicians and patients in the U.S. To date, we do not have FDA clearance or approval and, as a result, we have not generated any sales in the U.S. In June 2012, we submitted a pre-investigational device exemption, or IDE, application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We plan to re-submit our IDE application in 2015. We believe this will enable us to begin our U.S. clinical study, if approval is received.

Clinical Studies

To date, we have conducted two human clinical studies using the Viveve System, one in the U.S. and one in Japan. Both studies were designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal introital laxity and improvement of sexual function and were submitted to regulatory authorities in Europe and Canada for the purpose of seeking regulatory approval for the use and distribution of the Viveve System in such locations. Each study resulted in patients reporting that the Viveve System restored vaginal tightness to pre-childbirth level and improved sexual function. In each study, the Viveve System demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12 month follow-up period.

The results of our clinical trials are based on information reported by clinical patients in various response questionnaires (referred to as patient reported outcomes), designed to measure vaginal laxity and sexual function, completed by each clinical patient prior to treatment with respect to pre and post childbirth levels and at various times following treatment. All patient reported scores for each questionnaire and at each time point are compared to those scores reported by the same patients at baseline (prior to treatment) in order to assess whether patients have experienced a change due to the treatment. This change in score is then tested for statistical relevance (i.e. whether or not the change measured is due to chance). It is widely accepted by clinical trial industry standards that if the probability is less than 5% (p< .05) that this change is due to chance, than the results are deemed to be “Statistically Significant.” In other words, there is a 95% probability that the change in score measured is due to the treatment. Therefore, when we indicate that our clinical patients experienced a Statistically Significant result, we are referring to the change in responses as reported by such patients on the response questionnaires from the pre-treatment assessment (baseline) as compared to the post-treatment assessments at the various time points specified.

United States

We conducted our first human study of the Viveve System beginning in November 2008. The study was an open-label study (without a control group) conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure at three RF dosing levels. Each woman was treated once with the Viveve System, with no anesthesia – three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a Company-designed vaginal laxity/tightness questionnaire, modified Female Sexual Function Index (mFSFI), Female Sexual Distress Scale-Revised (FSDS-R) and the Global Response Assessment.

At the time of enrollment of the study, all 24 female subjects perceived significantly increased vaginal laxity and about half of the subjects indicated decreased levels of sexual satisfaction when compared to their pre-childbirth state. By month one, 100% of the women in the study reported a Statistically Significant (as defined below) improvement in vaginal tightness to pre-childbirth levels. This level of efficacy continued to the 12 month follow-up period. At each follow-up time-point, there was a Statistically Significant improvement in both vaginal laxity and sexual function scores.

The Viveve System also demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12 month follow-up period.

Japan

Our second human clinical study of the Viveve System began in March 2010. This study was an open-label study conducted in 30 female subjects, ages 21-55 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure. Each woman was treated once with the Viveve System, with no anesthesia, using 90 joules/cm2 of RF energy as the therapeutic dose.

Like the U.S. study, patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a Company-designed vaginal laxity/tightness questionnaire, modified Female Sexual Function Index (mFSFI), Female Sexual Distress Scale-Revised (FSDS-R) and the Global Response Assessment.

Within one month after the Viveve Treatment, patients reported a Statistically Significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12 month follow-up period. Additionally, patients reported a Statistically Significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

Similar to the U.S. study, the Viveve Treatment continued to demonstrate a strong safety profile. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12 month follow-up period.

Europe and Canada

In the fourth quarter of 2014, we began the VIVEVE I clinical study, sometimes referred to in this Annual Report on Form 10-K as the “OUS Clinical Trial,” a randomized, blinded and sham controlled trial designed to further demonstrate the efficacy and safety of the Viveve Treatment versus a sham control procedure for the treatment of vaginal introital laxity. The study is designed to demonstrate that the Viveve Treatment is superior to the sham treatment for the primary effectiveness and safety endpoints described below. It is currently anticipated that up to ten clinical sites in Europe and Canada will enroll approximately 113 patients, which will include pre-menopausal females 18 years of age or older who have experienced at least one full term vaginal delivery at least 12 months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham control group. Patients will be followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six month intervals. The study will also include an interim data analysis at the 3 month endpoint of 50% of the patients enrolled. Patients initially randomized to the sham arm will be offered the opportunity to receive the active Viveve treatment once they have completed the 6-month evaluation following the sham intervention.

The primary endpoint of the study is the proportion of subjects in the active arm as compared to the proportion of the subjects in the sham arm reporting no vaginal laxity at six months post-intervention. “No vaginal laxity” is operationally defined as a score > 4 on the Viveve System Questionnaires, patient reported global assessment of vaginal laxity based on a 7 point scale. Additionally, the primary safety endpoint is the proportion of subjects in the active arm experiencing an adverse event (“AE”) by six months post-treatment as compared to the proportion of the subjects in the sham arm experiencing an AE by six months post-intervention. Secondary endpoints include the percent change in mean score on the FSFI, FSDS-R and the Vaginal Laxity Inventory (“VALI”). The VALI was created specifically for the assessment of vaginal introital laxity by external medical experts. Its use as a comprehensive patient reported outcome questionnaire is currently being scientifically validated by the Company, to assess women’s vaginal introital laxity on a 7 point scale.

We believe that the consistency of results, in both safety and efficacy, across these clinical study populations, is indicative of the cross-culture similarities in this medical condition and the positive impact that an effective treatment can have on the sexual health of women after vaginal childbirth. Notwithstanding the safety of the Viveve Treatment, patients may experience undesirable side-effects such as temporary swelling or reddening of the treated tissue.

Competitive Business Conditions

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solution to treat vaginal laxity is unique and offers a more effective solution from that which is on the market currently, the market for the treatment of vaginal laxity and related decreases in women’s sexual function remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes more developed with further solutions. Aside from exercises designed to strengthen the muscles of the pelvic floor and invasive surgical procedures, such as laser vaginal rejuvination, there are several companies developing laser-based technologies for the treatment of vaginal laxity and several others developing drug therapies and therapeutics for the treatment of various types of sexual dysfunction. Further, the overall size and attractiveness of the market may compel larger companies, focused in the OBGYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address this problem. Potential competitors include, but are not limited to Fotona, BioSante, Apricus, Conceptus, Bayer AG and others.

Manufacturing

Our manufacturing strategy involves the combined utilization of internal manufacturing resources and expertise, as well as approved suppliers and contract manufacturers. Our internal manufacturing activities include the testing and packaging of Viveve treatment tips and handpieces, as well as the final integration, system testing and packaging of the Viveve System. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our Sunnyvale facility for final assembly or inspection, testing and certification. Our finished products are stored at and distributed from our Sunnyvale facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

We have arrangements with our suppliers that allow us to adjust the delivery quantities of components, subassemblies and finished products, as well as delivery schedules, to match our changing requirements. The forecasts we use are based on historical trends, current utilization patterns and sales forecasts of future demand. Lead times for components, subassemblies and finished products may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components and subassemblies. Most of our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, the components used in our devices.

We obtain programmable memory chips for our treatment tips and the coolant valve for the handpiece from single suppliers, for which we attempt to mitigate risks through inventory management and utilization of 12- to 18-month purchase orders, and sterilization services from a single vendor, for which we attempt to mitigate risks by using two sterilization chambers at each of two locations. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our cooling module, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished products to our customers been adversely affected.

We are required to manufacture our product in compliance with the FDA’s quality system regulations (“QSRs”). The QSRs cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. We maintain quality assurance and quality management certifications to enable us to market our product in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. These certifications include EN ISO 9001:2000 and CAN/CSA ISO 13485:2003. We are also required to maintain our product registration in a number of other foreign markets such as Canada.

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a normal waste management program. Except for costs that may be incurred in connection with the recent environmental regulations requiring the phase out of R134a, a hydroflurocarbon, or HFC, upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations. The phase out of HFCs is anticipated to occur over the next decade in a number of countries. While we do not anticipate that this will have an immediate impact on the Company for the next two fiscal years, if we are unable to develop an alternative cooling module for our device which is not dependent on HFCs in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

Given our limited commercial history, notwithstanding a one year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specification, we do not currently provide a formal warranty for the Viveve System. To the extent that any of our components have performance related or technical issues in the field, we replace those components as necessary.

Our Customers

To date, we have focused our initial commercial efforts in markets where we have received regulatory clearances for the Viveve System, or in the case of Japan, where we use a physician import license pathway to sell our product. Within each market, we target thought leaders in the OBGYN specialty in order to increase awareness of vaginal laxity and accelerate patient acceptance of the Viveve Treatment. As our markets mature, we intend to target a broader number of physician specialties, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and family practitioners.

Through our sales consultants and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive, treatment business within their practice. If distribution of our product expands globally, we intend to utilize sales consultants and distribution partners in all countries except the U.S. where we intend to hire a direct sales force. To date, we are heavily reliant on our relationships with our sales consultants and distribution partners for the sales of our product in Canada, Hong Kong and Japan.

We are a party to a Supply and Purchase Agreement, dated June 26, 2012, pursuant to which we granted to Donna Bella International, Limited, a Hong Kong corporation (“Donna Bella”), the exclusive rights to purchase our product in Hong Kong for use in Donna Bella’s Hong Kong facilities, which currently consist of medical spas.

We are party to a Consulting Agreement, dated November 15, 2009, pursuant to which Okamura Associates agreed to (i) provide an assessment of the market of our product in Japan, including introductions to opinion leaders and prospective business partners, and (ii) establish a distribution channel “appropriate to the available regulatory pathway.” The term of the agreement continues until the earlier of the final completion of the foregoing services or termination pursuant to the terms provided therein.

Overall, we encourage our sales consultants and distributors to work closely with our physician users to accelerate growth in their practices, which, in turn, generates more treatment tip sales for us. We believe that over time, a broader group of physicians will seek to adopt the Viveve Treatment within their practices and that our target physician base may expand to include not only OBGYNs but plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and general practitioners. While we are only in the initial phase of commercialization in Canada, Hong Kong and Japan, we have sold our product to seven early adopting physicians.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment and license agreements to protect our intellectual property rights. As of December 31, 2014, we had an exclusive license to eight issued U.S. patents primarily covering the Viveve System and methods of use, the earliest of which expires in 2015 and the latest of which expires in 2017, three pending U.S. patent applications, 12 issued foreign patents and 17 pending foreign patent applications. Some of our foreign applications preserve an opportunity to pursue patent rights in multiple countries. We intend to file for additional patents to strengthen our intellectual property rights, but we cannot be certain that our patent applications will issue.

All of our employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. We cannot provide any assurance that our employees and consultants will abide by the confidentiality or invention assignment terms of their agreements. Despite measures taken to protect our intellectual property, unauthorized parties may copy aspects of our product or obtain and use information that we regard as proprietary.

“Viveve,” is a registered trademark in the U.S. and several foreign countries. As of December 31, 2014, we had one registered trademark worldwide, which currently provides coverage in 106 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

Edward Knowlton Licensed Patents

On February 10, 2006, Viveve, Inc. entered into an Intellectual Property Assignment and License Agreement with Edward W. Knowlton (“Knowlton”), as amended on May 22, 2006 and July 20, 2007 (collectively, the “Knowlton IP Agreement”), pursuant to which Knowlton granted to Viveve, Inc. an exclusive, royalty-free and perpetual worldwide sublicense to certain intellectual property and technology licensed to Knowlton from a third party, including rights to several patents and patent applications owned by Thermage, Inc. outside the field of contraction, remodeling and ablation of the skin through and including (but not beyond) the subcutaneous fat layer below the skin (collectively, the “Knowlton Licensed IP”). The sublicense under the Knowlton Licensed IP is fully-paid, transferable, sublicensable and permits us to make, have made, use, sell, offer for sale and import any product or technology solely for use in the field of transmucosal treatment of the vagina or vulva (the “Field”) and to practice any process, method, or procedure solely in the Field. The Knowlton IP Agreement also assigns to us all technology and related intellectual property rights owned by Knowlton for the development and commercialization of devices, including any improvements, in the Field (the “Knowlton Assigned IP”). We are obligated to file and reasonably prosecute any patent applications that include a description of the Knowlton Assigned IP as prior art and maintain all patents included in the Knowlton Assigned IP, at our expense. In consideration of the sale, assignment, transfer, release and conveyance and other obligations of Knowlton under the Knowlton IP Agreement, Viveve, Inc. issued 1,600,000 shares of our common stock to Knowlton and agreed to engage the consulting services of Knowlton.

On February 10, 2006, Viveve, Inc. entered into a Consulting Agreement with Knowlton (“Knowlton Consulting Agreement”), pursuant to which Knowlton assigned all rights to any inventions and intellectual property developed during the course of providing consulting services in the Field during the term of the agreement. Under the Knowlton Consulting Agreement, Viveve, Inc. paid Knowlton $75,150 and $100,200 for consulting services during the years ended December 31, 2014 and 2013, respectively. Unless earlier terminated pursuant to the provisions described therein, the term of the Knowlton Consulting Agreement continued until the earlier to occur of (i) the date that is six months after the closing of an initial public offering of Viveve, Inc.’s stock; or (ii) the acquisition by a third party of all or substantially all of the business or assets of Viveve, Inc., whether by asset or stock acquisition, merger, consolidation or otherwise. The agreement could be renewed only upon the mutual written agreement of the parties prior to its expiration. The Knowlton Consulting Agreement expired by its terms on September 23, 2014, the effective date of the Merger. The assignment of the intellectual property developed during the term of the Knowlton Consulting Agreement survives termination.

Agreement with Solta Medical

Effective April 30, 2010, Viveve, Inc. entered into a Supply Agreement (the “Supply Agreement”) with Solta Medical, Inc. (“Solta”), pursuant to which Solta agreed to sell to Viveve, Inc. the cryogen cooling method and coupling fluid that Solta uses with its ThermaCool® System (“TC3 System”) for use with our compatible radio frequency medical device for the purpose of conducting our initial clinical trials. The applicable term of the Supply Agreement is the later of the period through completion of our initial clinical trials or six months following the effective date. On October 14, 2010, the parties amended the term of the Supply Agreement to remain in effect for so long as Solta supports its TC3 System. In the event that Solta discontinues support of its TC3 System and terminates the Supply Agreement, Solta agrees to (i) provide us with information for Solta’s cryogen supplier, (ii) permit us to make any arrangement with such supplier for a continued supply of cryogen and (iii) grant us a royalty free, non-exclusive perpetual license under any Solta intellectual property directed to the design of the cryogen container in the field of treating vaginal tissue.

The portion of the Supply Agreement relating to coupling fluid was subsequently superseded by the parties’ Coupling Fluid License and Product Supply Agreement on September 30, 2010, pursuant to which Solta agreed to (i) grant to Viveve, Inc. a license for the coupling fluid and (ii) supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement grants to us a royalty-free, fully paid-up, worldwide, perpetual, exclusive license in the field of treating vaginal tissue, with a right to grant sublicenses in such field, to make, have made, use and sell coupling fluid for an aggregate license fee of $125,000. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein. In addition, while the terms of the original agreement permit the use of the cryogen cooling method for initial clinical trials only it is understood and agreed by the parties that the cooling method will also be utilized for commercial purposes.

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into a Development and Manufacturing Agreement, as amended and restated on October 4, 2007 (collectively, the “Stellartech Agreement”), with Stellartech Research Corporation for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agree to purchase 300 units of generators manufactured by Stellartech. In conjunction with the Agreement, Stellartech purchased 300,000 shares of Viveve, Inc.’s common stock at par value. Under the Stellartech Agreement, we have paid Stellartech $484,000 and $33,000 for goods and services during the years ended December 31, 2014 and 2013, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined as set forth above) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, upon our satisfaction of purchasing a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the expiration of the Stellartech Agreement, Stellartech agreed to grant a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

Stellartech also granted (i) an exclusive (even as to Stellartech), nontransferable, worldwide, royalty-free license within the Field under those certain intellectual property rights licensed to Stellartech pursuant to a development and supply agreement between Stellartech and Thermage, dated October 1, 1997 (the “Thermage Technology”), to use any elements of the Thermage Technology incorporated into the Stellartech Products, solely for the use, sale, offer for sale, importation and distribution within the Field; (ii) upon our satisfaction of the Minimum Commitment and the expiration of the Stellartech Agreement, an exclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field under Stellartech’s license rights in the Thermage Technology to use any elements of the Thermage Technology which are incorporated into the Stellartech Products to make and have made Stellartech Products in the Field; and (iii) the exclusive right within the Field to prosecute infringers of the portion of Stellartech’s Thermage Technology rights exclusively licensed to us. Our license rights in Thermage Technology also include the use of software object code for Thermage Technology used in the Stellartech Products. As of the date of this filing, the Stellartech Agreement has expired by its terms, however, the parties still continue to operate under the terms of the agreement. In addition, we have not yet met the Minimum Commitment requirement, and therefore the Company is not permitted to use the Stellartech technology with any other manufacturer. If Stellartech refuses or is unable to meet our delivery requirements for the Viveve System, our business could be materially adversely effected.

In March 2012, Viveve, Inc. entered into a Quality and Regulatory Agreement with Stellartech, pursuant to which the parties clarified their respective quality and regulatory responsibilities under the Stellartech Agreement. The Quality and Regulatory Agreement provides that we will serve as the legal manufacturer for all Stellartech Products developed and sold to us thereunder and that we are obligated to maintain all relevant quality assurance and regulatory processes and requirements required by any regulatory authority and to comply with the processes and requirements set forth in the schedule of responsibilities provided in the agreement.

Government Regulation

The Viveve System is a medical device subject to extensive and rigorous regulation by international regulatory bodies as well as the FDA. These regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products exported internationally or distributed domestically are safe and effective for their intended uses:

●	product design, development and manufacture;
●	product safety, testing, labeling and storage;
●	record keeping procedures;
●	product marketing, sales and distribution; and
●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

International

Sales of our product outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the U.S. are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain registrations or approvals, as required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain registrations or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receiving necessary registrations or approvals to market our product outside the U.S., or if we fail to receive those registrations or approvals, we may be unable to market our product or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

An entity that seeks to export an unapproved Class III medical device to a “non-Tier I” country is required to obtain export approval from the FDA. The Tier I countries are largely defined as industrialized countries with established regulatory infrastructure, such as, among others, Canada and the European Union. In January of 2011, we sought to obtain FDA approval to export the Viveve System to Mexico, Brazil and Korea (all non-Tier I countries). An export approval was obtained on March 7, 2011. Exportation of an unapproved Class III medical device to a Tier I country is permitted without FDA approval provided that certain conditions are met. Accordingly, we have exported the Viveve System to Canada or the European Union without FDA approval in accordance with Section 802 of the FDC Act.

Once an entity has obtained a marketing authorization for the product in a Tier I country (e.g., a CE mark, etc.), the device can then be shipped from the U.S. to any country in the world without FDA approval. On December 7, 2010, we obtained a CE Mark for the Viveve System. As a result, we may now legally export the Viveve System to non-Tier I countries, such as China and Hong Kong without FDA approval.

Entities legally exporting products from the U.S. are often asked by foreign customers or foreign governments to supply a certificate for products regulated by the FDA. To satisfy this request, an exporter may request that the FDA issue them an export certificate to accompany a device. An export certificate is a document prepared by the FDA containing information about a product’s regulatory or marketing status in the U.S. We have requested the issuance of export certificates to accompany exports to China, Hong Kong and Australia. However, to date, these export certificates have yet to be issued.

Canada

We are subject to the requirements of Health Canada and the regulations that govern medical devices in Canada. In Canada, certain devices must have a “medical device license” before they can be sold. Prior to selling a device in Canada, manufacturers of Class II, III and IV devices must submit a Medical Device Application which is reviewed by the Therapeutic Products Directorate (“TPD”), the Canadian authority that monitors and evaluates the safety, effectiveness and quality of diagnostic and therapeutic medical devices in Canada. All medical devices sold in Canada are categorized by the TPD into four different classes with Class I devices presenting the lowest potential risk (e.g. a thermometer) and Class IV devices presenting the greatest potential risk (e.g. pacemakers). Manufacturers of Class I devices do not need a medical device license to sell their product in Canada, but manufacturers of Class II, III and IV devices must receive a license. Once a medical device license has been granted, the TPD will continue to monitor medical devices to ensure they continue to be safe and effective. Medical device licenses granted by the TPD do not expire; however, the manufacturer is required to annually confirm that the information maintained by Health Canada with respect to the medical device is correct and accurate. The failure to do so may result in the cancellation of the license.

Viveve, Inc. currently holds a medical device license in Canada for the Viveve System which has been categorized as a Class III device.

European Union (EU)

We are subject to the requirements of the Medical Device Directive, or MDD, Council Directive 93/42/EEC of June 14, 1993 which were made mandatory in March 21, 2010. The MDD harmonizes the laws relating to medical devices laws within the European Union. In order for a manufacturer to legally place a medical device on the European market the requirements of the MDD have to be met. Manufacturers’ products meeting harmonized standards have a presumption of conformity to the MDD. Products conforming to the MDD must have a CE Mark applied.

Medical devices are classified by the MDD into four categories as Class I, Class IIa, Class IIb, and III. Class I devices present the lowest potential risk (e.g. a thermometer) and Class III devices present the greatest potential risk (e.g. implant, pacemakers). The MDD stipulates that an authorized third party or notified body must be involved in the review and conformity of the product in order to gain CE Mark. Viveve, Inc. has a notified body that reviews the Viveve System for conformity on an annual basis.

Viveve, Inc. currently holds a CE Mark in the European Union for the Viveve System which has been categorized as a Class IIb device.

Hong Kong

The Department of Health, or DOH, is the main health authority in Hong Kong. Under the DOH, the Medical Device Control Office, or MDCO, regulates medical devices. Similar to the Canadian classifications system described above, medical devices sold in Hong Kong are classified as I-IV according to the risk level associated with their intended use. Class I devices are low-risk medical devices, such as bandages and dressings. Class II devices are medium-low-risk devices, such as suction pumps and gastroscopes. Class III devices are medium-high-risk devices, such as orthopedic implants and medical lasers. Class IV devices are high-risk devices, such as prosthetic heart valves and implantable cardiac pacemakers. The main contact point with the MDCO is the Local Representative Person (LRP), who must be a locally-registered entity. The LRP must be either the manufacturer of the device or approved by the manufacturer to perform the duties of the LRP. The LRP submits the application for listing medical devices and fulfills any requests from the MDCO, such as making documents referenced in the application available for inspection. After the device is listed, the LRP is responsible for the marketing and post-market procedures, which include keeping distribution records, handling complaints, initiating product recalls, managing adverse incidents, and reporting changes. The manufacturer must issue an LRP appointment letter and attach it to each product registration application. Currently, market approval from one of the Global Harmonization Task Force (GHTF) founding members (U.S., Canada, Australia, the European Union, and Japan) is required for medical device registration in Hong Kong.

The Viveve System is currently classified in Hong Kong as a Class II device.

Japan

We currently import the Viveve System into Japan in accordance with the physician import license pathway which allows a medical device to be used and sold in Japan. The physician import license pathway permits a device to be sold in Japan provided that such device was specifically requested from a physician in Japan; however, we are not permitted to market the product directly in the country. Our distribution partner in Japan is Okamaura Associates, which assists us in identifying physicians in order to distribute our product in Japan via the physician import license pathway.

United States

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, any medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting clearance to commercially distribute the device. This process is generally known as 510(k) clearance. In certain instances, devices that would otherwise be subject to premarket approval can be brought to market via de novo reclassification (which is described below). Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. Low to moderate risk devices that are dissimilar from existing Class I or II devices can be brought to market via de novo reclassification.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or PMA. By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will issue a not-substantially equivalent letter and place the device, or the particular use, into Class II.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with a manufacturer’s determination that changes did not require a new 510(k), it could require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. If the FDA requires a 510(k) clearance or PMA approval for any modifications, the manufacturer may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA approval is obtained and the manufacturer could be subject to significant regulatory fines or penalties.

De Novo Process

If there is no known predicate for a device (i.e., a legally marketed Class I or II device with comparable indications for use and technological characteristics), a company can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. FDA’s de novo process has just been streamlined to allow a company to request that a new product classification be established based on information provided by the requesting company. This process, known as the direct de novo process, must be discussed and agreed upon by the FDA prior to submission. The direct de novo process allows a company to submit a reclassification petition which includes information that would be included in a 510(k) notice for the subject device in addition to providing FDA with a risk-benefit analysis demonstrating that the device presents a moderate risk thereby not requiring a PMA. The submitter also must provide a draft Annual Control document for the product. The Annual Control document specifies the scope of the device type and the recommendations for submission of subsequent devices for the same intended use. If a product is classified as class II through the direct de novo review process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications. We intend to market the Viveve System by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained, or whether FDA will create a new product code. In addition, failure to approve a de novo petition, or establishment of a new product code could require us to seek a PMA for the Viveve System. Delays in receipt or failure to receive clearances or approvals could reduce our sales, profitability and future growth prospects.

Premarket Approval (PMA) Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. No device that we are marketing to date has required premarket approval. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSRs.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. There is no guarantee that the FDA will grant PMA approval of our future products, if one is required, and failure to obtain necessary approvals for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive approvals could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are almost always required to support an FDA premarket application or de novo reclassification, and are sometimes required for 510(k) clearance. With respect to the Viveve System, the FDA has asked us to conduct a clinical study under an Investigational Device Exemption, or IDE, to support a future product submission. In the U.S., these clinical trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain the patients’ informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

In June 2012, we submitted a pre-IDE application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We plan to re-submit our IDE application by the end of 2015. If approval of the IDE application is received, we believe it will enable us to begin our U.S. clinical study.

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
●

quality system regulations, or QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses;
●

Medical Device Reporting, or MDR, regulations, which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and
●	regulations pertaining to voluntary recalls and notices of corrections or removals.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted, including an April 2012 CDHS inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following actions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	repair, replacement, refunds, recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing our requests for 510(k) clearance or premarket approval of new products or new intended uses;
●	refusing to grant export approval for our product;
●	withdrawing 510(k) clearance or premarket approvals that are already granted; and
●	criminal prosecution.

If any of these events were to occur, it could have a material adverse effect on our business.

We are also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Research and Development

We intend to focus, with Stellartech Research Corporation, our current manufacturing and development services provider, and our other consultants, on various research and development efforts for the Viveve System, including but not limited to:

●	implementing a cost improvement program to further increase gross margins and gross profit opportunity;
●	developing a new cooling system to maintain compliance with potential changes in environmental regulations;
●	designing new treatment tips to further optimize ease-of-use and reduce procedure times for patients and physicians; and
●	increasing security to prevent the re-use of treatment tips to further ensure procedure safety.

We have formed strategic relationships with outside contractors for assistance on annualized projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for 2014 and 2013 were approximately $1,426,000 and $772,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Environmental Laws

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a normal waste management program. Except for costs that may be incurred in the future in connection with environmental regulations requiring the phase out of R134a, a hydroflurocarbon, or HFC, upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations.

Employees

As of March 10, 2015, we had 9 full-time employees and retained the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

We are dependent upon the success of the Viveve System, which has a limited commercial history. If the Viveve System fails to gain or loses market acceptance, our business will suffer.

In 2012, we began marketing the Viveve System in Canada, Hong Kong and Japan, and we expect that sales of the Viveve System, including the single-use Viveve treatment tips, will account for substantially all of our revenue for the foreseeable future. The Viveve System may not significantly penetrate current or new markets, including the U.S. and elsewhere. If demand for the Viveve System does not increase as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

Performing clinical studies on, and collecting data from, the Viveve Treatment is inherently subjective, and we have limited data regarding the efficacy of the Viveve System. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of the Viveve System. Clinical studies of vaginal laxity and sexual function are subject to a number of limitations. First, these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based devices, the effect of the Viveve Treatment varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and level of vaginal laxity and sexual function of the patient among other things.

Current published studies of the Viveve System conducted in the U.S. and Japan have investigated the tissue-tightening effect of Viveve’s monopolar RF technology using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to randomized, blinded or controlled trials. Clinical studies designed in a randomized, blinded and controlled fashion represent the gold-standard in clinical trial design, which most effectively assess the efficacy of a product or therapy versus a placebo group. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, may require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a new randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve Treatment versus a sham controlled procedure for the treatment of vaginal introital laxity (the “OUS Clinical Trials”). (See discussion under the heading “Clinical Studies”.) A sham controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated.

Since we have not yet received the results of the Viveve Treatment under these trial design conditions, we cannot be certain that the outcomes will be positive. Negative outcomes would have a material, adverse impact on our business. For example, on September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, with Square 1 Bank (the "Lender") pursuant to which we received a term loan in the amount of $5 million, which is anticipated to be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million is subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015 and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing to close by April 15, 2015. In addition, before the third tranche of $1 million of the term loan will be funded, we must achieve positive interim 3-month results relating to our OUS Clinical Trials ending on June 30, 2015. On March 16, 2015, we have received an additional $500,000 in connection with a drawdown of funds from the second tranche. The failure to satisfy the conditions to draw down on the third tranche of the term loan, and an inability to renegotiate the terms of the loan with the lender to permit a drawdown of the funds when such conditions are satisfied could have a material adverse effect on the Company and its operations.

Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with the Viveve System to surgery or treatment with other therapies. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase the Viveve System. If we decide to pursue additional studies in the future, such studies could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, the Viveve System may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

We currently do not have the ability to market the Viveve System in the U.S. If we want to sell the Viveve System and single-use treatment tips in the U.S., we will need to obtain FDA clearance or approval, which may not be granted.

Developing and promoting the Viveve System in additional areas, including the U.S., is a key element of our future growth strategy. We currently do not have U.S. Food and Drug Administration, or FDA, clearance or approval in the U.S. to market the Viveve System. We are in the process of seeking clearance or approval from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances or approvals. The FDA will require us to conduct clinical trials to support regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA application. In the event that we do not obtain FDA clearance or approval, we will be unable to promote the Viveve System in the U.S. and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

Through December 31, 2014, we incurred losses since inception of approximately $36.1 million. In 2014, we incurred a loss of $6.2 million and in 2013 a loss of $4.3 million. Despite increasing revenue, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

It is difficult to forecast future performance, which may cause our financial results to fluctuate unpredictably.

Our limited operating history makes it difficult to predict future performance. Additionally, the demand for the Viveve System may vary from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

●	delays in receipt of anticipated purchase orders;

●	performance of our independent distributors;

●	positive or negative media coverage of the Viveve System, the Viveve Treatment or products of our competitors;

●	our ability to obtain further regulatory clearances or approvals;

●	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

●	customer response to the introduction of new product offerings; and

●	fluctuations in foreign currency.

Our limited operating history has limited our ability to determine an appropriate sales price for our products.

Our historical operating performance has limited our ability to determine the proper sales prices for the Viveve System and the single-use treatment tips. Establishing appropriate pricing for our capital equipment and components has been challenging because there have not existed directly comparable competitive products. We may experience similar pricing challenges in the future as we enter new markets or introduce new products, which could have an unanticipated negative impact on our financial performance.

If there is not sufficient patient demand for our treatments, practitioner demand for the Viveve System could drop, resulting in unfavorable operating results.

Most procedures performed using the Viveve System are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo the Viveve Treatment is thus driven by consumer demand, which may be influenced by a number of factors, such as:

●	our sales and marketing efforts directed toward consumers, for which we have limited experience and resources;

●	the extent to which physicians recommend the Viveve Treatment to their patients;

●	the cost, safety and effectiveness of a Viveve Treatment versus alternative treatments;

●	general consumer sentiment about the benefits and risks of such procedures; and

●	consumer confidence, which may be impacted by economic and political conditions.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking the Viveve Treatment.

The failure of the Viveve System to meet patient expectations or the occurrence of unpleasant side effects from the Viveve Treatment could impair our financial performance.

Our future success depends upon patients having a positive experience with the Viveve Treatment in order to increase physician demand for our products, as a result of positive feedback and word-of-mouth referrals. Patients may be dissatisfied if their expectations of the procedure, side effects and results, among other things, are not met. Despite the safety of the Viveve Treatment, patients may experience undesirable side-effects such as temporary swelling or reddening of the treated tissue. Experiencing any of these side effects could discourage a patient from completing a Viveve Treatment or discourage a patient from having future procedures or referring Viveve Treatments to others. In order to generate referral business, we believe that patients must be satisfied with the effectiveness of the Viveve Treatment. Results obtained from a Viveve Treatment are subjective and may be subtle. The Viveve Treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption of the Viveve System and continued use of treatment tips.

Some of our target physician customers already own self-pay device products. Our ability to grow our business and convince physicians to purchase the Viveve System depends on the success of our sales and marketing efforts. Our business model involves both a capital equipment purchase of the Viveve System and continued purchases by our customers of single-use treatment tips and ancillary consumables. This may be a novel business model for many potential customers who may be used to competing products that are exclusively capital equipment, such as many laser-based systems. We must be able to demonstrate that the cost of the Viveve System and the revenue that the physician can derive from performing procedures using it are compelling when compared to the cost and revenue associated with alternative products or therapies. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive procedures. If we are unable to increase physician adoption of the Viveve System and use of the treatment tips, our financial performance will be adversely affected.

To successfully market and sell the Viveve System internationally, we must address many issues with which we have limited experience.

Sales outside the U.S. accounted for 100% of our revenue during the years ended December 31, 2014 and 2013. We believe that a significant portion of our business will continue to come from sales outside the U.S. through increased penetration in countries where we currently sell the Viveve System, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;

●	difficulties in penetrating markets in which our competitors’ products may be more established;

●	reduced or no protection for intellectual property rights in some countries;

●	export restrictions, trade regulations and foreign tax laws;

●	fluctuating foreign currency exchange rates;

●	foreign certification and regulatory clearance or approval requirements;

●	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;

●	customs clearance and shipping delays;

●	political and economic instability; and

●	preference for locally produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and even if we are able to find a solution, our revenues may still decline.

To market and sell the Viveve System internationally, we depend on distributors, and they may not be successful.

We currently depend exclusively on third-party distributors to sell and service the Viveve System internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell the Viveve System. Distributors may not commit the necessary resources to market, sell and service the Viveve System to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

We currently have limited sales and marketing resources or experience and failure to build and manage a sales force or to market and distribute the Viveve System effectively could have a material adverse effect on our business.

We expect to rely on a direct sales force to sell the Viveve System in the U.S. In order to meet our future anticipated sales objectives, we expect to grow our domestic sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

●	hire qualified individuals as needed;

●	provide adequate training for the effective sale of the Viveve System; and

●	retain and motivate sales employees.

In addition, the Viveve System competes with products that are well-established in the market. Accordingly, it is difficult to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell the Viveve System, causing our revenue to be lower than expected and harming our results of operations.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The medical device and aesthetics markets are highly competitive and dynamic, and are marked by rapid and substantial technological development and product innovations. Demand for the Viveve System could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, the Viveve System competes against other offerings in these markets, including laser and other light-based medical devices, pharmaceutical and consumer products, surgical procedures and exercise therapies.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and the Viveve System from our competitors and their products, on such factors as:

●	safety and effectiveness;

●	product pricing;

●	success of our marketing initiatives;

●	compelling clinical data;

●	intellectual property protection;

●	quality of customer support; and

●	development of successful distribution channels, both domestically and internationally.

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors. Potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors and thus may decide not to purchase, or to delay the purchase of, the Viveve System. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

In addition, some of our current and potential competitors have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product. Given the relatively few competitors currently in the market, any such action could exacerbate existing competitive pressures, which could harm our business.

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate the Viveve System and develop new products or our revenue may decline.

While we attempt to protect the Viveve System through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our products. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there may be other companies employing competing technologies which claim to have a similar clinical effect to our technology. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat vaginal laxity and sexual dysfunction, competitors may enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our innovations, or create their own. Consequently, we believe that we will have to continuously innovate and improve the Viveve System and technology or develop new products to compete successfully. If we are unable to develop new products or innovate successfully, the Viveve System could become obsolete and our revenue will decline as our customers purchase competing products.

We outsource the manufacturing and repair of key elements of the Viveve System to a single manufacturing partner.

We outsource the manufacture and repair of the Viveve System to a single contract manufacturer, Stellartech Research Corporation. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this Annual Report on Form 10-K, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech upon favorable terms.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

The single source supply of the Viveve System from Stellartech could not be replaced without significant effort and delay in production. Also, several other components and materials that comprise the Viveve System are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and we rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture the Viveve System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty locating and qualifying alternative suppliers for our components in a timely manner;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	delay in delivery due to suppliers prioritizing other customer orders over our orders;

●	damage to our brand reputation caused by defective components produced by our suppliers;

●	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

●	fluctuation in delivery by our suppliers due to changes in demand from us or from their other customers.

Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

If, in the future, we decide to perform additional manufacturing functions internally that we currently outsource, our business could be harmed by our limited manufacturing experience and related capabilities.

In the future, for financial or operational purposes, we may elect to perform component or system manufacturing functions internally. Our limited experience with manufacturing processes could lead to difficulties in producing sufficient quantities of manufactured items that meet our quality standards and that comply with applicable regulatory requirements in a timely and cost-effective manner. In addition, if we experience these types of manufacturing difficulties, it may be expensive and time consuming to engage a new or previous subcontractor or supplier to fulfill our replacement manufacturing needs. The occurrence of any of these events could harm our business.

If the Viveve System malfunctions or if we discover a manufacturing defect that could lead to a malfunction, we may have to initiate a product recall or replace components, which could adversely impact our business.

Problems in our manufacturing processes, or those of our manufacturing partners or subcontractors, which lead to an actual or possible malfunction in any of the components of the Viveve System, may require us to recall product from customers or replace components and could disrupt our operations. For example, in December 2012, we began replacing handpiece assemblies that were causing system malfunctions due to fiber optic damage that occurred during the manufacturing process. We subsequently worked with our manufacturing partner to redesign and test the reliability of the newly designed handpiece. The problem was resolved within several weeks and did not have a significant impact on our ability to supply products to our customers or, more generally, on our results of operations. However, our results of operations, reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a more significant issue or significant patient injury, and delays our ability to fill customer orders.

We may not be able to develop an alternative cooling module that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

Our cooling module relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries, and since 2007, European Union directives, aimed at the automotive industry, require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. As a result, if we are unable to develop an alternative cooling module for our device which is not dependent on HFCs in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

In addition, the impending restrictions on HFCs have reduced their current availability, as suppliers have lower incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a, which could impair our ability to manufacture the Viveve System and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and subject to significant shipping surcharges that may negatively impact profit margins.

We forecast sales to determine requirements for components and materials used in the Viveve System, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of the Viveve System to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction that our customers have with our business.

Even though we require training for users of the Viveve System and we do not sell the Viveve System to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

Outside of the U.S., our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of the Viveve System. We do not supervise the procedures performed with the Viveve System, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We and our distributors require purchasers of the Viveve System to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of the Viveve System to companies that rent the Viveve System to third parties, but we cannot prevent an otherwise qualified physician from contracting with a rental company in violation of his or her purchase agreement with us.

In the U.S., we intend to only sell the Viveve System to licensed physicians who have met certain training requirements. However, current Federal regulations will allow us to sell the Viveve System to “licensed practitioners,” once we receive FDA approval. The definition of “licensed practitioners” varies from state to state. As a result, the Viveve System may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of the Viveve System by non-physicians.

The use of the Viveve System by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of the Viveve System, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If the Viveve System is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing the Viveve System or failing to adhere to operating guidelines could cause serious adverse events. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We may, in the future, be involved in litigation related to the use of the Viveve System. Product liability claims could divert management’s attention from our business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our operating results.

After-market modifications to treatment tips by third parties and the development of counterfeit products could reduce our sales, expose us to product liability litigation and dilute our brand quality.

Third parties may introduce adulterated after-market modifications to our treatment tips, which enable re-use of treatment tips in multiple procedures. Because the treatment tips are designed to withstand a finite number of pulses, modifications intended to increase the number of pulses could result in patient injuries caused by the use of worn-out or damaged treatment tips. In addition, third parties may seek to develop counterfeit products that are compatible with the Viveve System and available to practitioners at lower prices. If security features incorporated into the design of the Viveve System are unable to prevent after-market modifications to the treatment tips or the introduction of counterfeit products, we could be subject to reduced sales, product liability lawsuits resulting from the use of damaged or defective goods and damage to our reputation.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. While we have employment contracts with our Chief Executive Officer and our Chief Financial Officer, these officers and other key employees may terminate their employment at any time. The loss of any senior management team members could weaken our management expertise and harm our business.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of the Viveve System. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our business and disrupt our operations. We do not have any experience with acquiring companies or products. If we decide to expand our product offerings, we may spend time and money on projects that do not increase our revenues.

Risks Related to Regulatory Matters

We may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products, which could harm our business.

Sales of the Viveve System internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain all regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products outside of the U.S., we may be subject to rigorous international regulation in the future. In these circumstances, we would be required to rely on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our product in foreign countries.

If we fail to maintain regulatory approvals and clearances, or if we are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for the Viveve System or any future products we may develop or acquire, including product enhancements, our business and results of operations could be adversely affected.

The Viveve System is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, approval of a de novo reclassification petition, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

If there is no known predicate for a device, a company can request a de novo reclassification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. FDA’s de novo process has just been streamlined to allow a company to request that a new product classification be developed based on information provided by the requesting company. Our plan is to utilize the Direct De Novo process for the Viveve System. However, we cannot predict when or if such approval will be obtained, or whether FDA will create a new product code. Failure to approve the de novo petition, or establishment of a new product code could require us to seek a PMA for the Viveve System. Delays in receipt or failure to receive clearances or approvals could reduce our sales, profitability and future growth prospects.

If we modify an FDA-cleared device, we may need to seek and obtain new clearances, which, if not granted, would prevent the sale of our modified product or require us to redesign the product.

Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. Viveve may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing product in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and potential future profitability. We have made modifications to our device in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified device, which could harm our operating results and require us to redesign the product.

Clinical trials necessary to support a 510(k) or a PMA application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

The FDA has asked us to conduct an investigational device exemption, or IDE, study to support a future product submission for the Viveve System. Initiating and completing clinical trials necessary to support a 510(k) or a PMA application for the Viveve System, as well as other possible future product candidates, will be time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies will require the enrollment of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risk or discomfort.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our product or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain the regulatory clearance or approval which would permit us to commercialize our products.

We do not have the ability to independently conduct the pre-clinical and clinical trials for our product, therefore we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct the trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or be able to successfully commercialize, our product on a timely basis, if at all. In that event, our business, operating results and prospects may be adversely affected.

The results of our clinical trials may not support our proposed product claims or may result in the discovery of adverse side effects. Furthermore, if the results of our OUS Clinical Trials are not positive, we may not receive further funding from our lender. Any of these events could have a material adverse impact on our business.

Even if our clinical trials are completed as planned, it cannot be certain that the results of the clinical trials will support our proposed claims for the Viveve System, that the FDA or foreign authorities will agree with our conclusions regarding them or that even if our product receives regulatory approval or clearance, that it will not later result in adverse side effects that limit or prevent its use. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product is safe and effective for the proposed indicated uses. Any delay of our clinical trials or failure by the FDA or other foreign authorities to support our product claims will delay, or even prevent, our ability to commercialize our product and generate revenues. Furthermore, additional funding of up to an aggregate of $1 million committed to the Company is contingent upon our meeting certain enrollment milestones and achieving certain positive results relating to our OUS Clinical Trials. Any of these events could have a material adverse impact on our business.

Even if our product is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product, the product could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies, such as the Food and Drug Branch of the California Department of Health Services, or CDHS. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, regulations for the manufacture of our product and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. In the past, our facility has been inspected by the FDA and CDHS, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions

●	customer notifications for repair, replacement or refunds;

●	recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

●	operating restrictions;

●	withdrawing 510(k) clearances on PMA approvals that have already been granted;

●	refusal to grant export approval for our product; or

●	criminal prosecution.

If any of these actions were to occur it would harm our reputation and cause our product sales to suffer and may prevent us from generating revenue. Furthermore, our third party manufacturers may not currently be, or may not continue to be, in compliance with all applicable regulatory requirements which could result in a failure to produce our product on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product is granted for the Viveve System or future products, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

The Viveve System may also be subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations may allow the Viveve System to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate the Viveve System. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System Regulation, our business would suffer.

We and our third-party manufacturers are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We anticipate that in the future we will be subject to such inspections. Our failure, or the failure of our third-party manufacturers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would cause our reputation, sales and business to suffer.

If our product causes or contributes to a death or a serious injury, or malfunctions in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving the Viveve System or future products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as mounting a defense to a legal action, if one were to be brought, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

The Viveve System may, in the future, be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our product in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. A recall of our product would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. In the future, we may initiate one or more voluntary recalls involving our product that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Federal and state regulatory reforms may adversely affect our ability to sell our product profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

For example, in August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) premarket notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, including revising existing guidance or developing guidance to clarify various aspects of the 510(k) process and to streamline the review process for innovative, lower risk products (the “de novo” process); improving training for the Center for Devices and Radiological Health staff; increasing reliance on external experts; and addressing and improving internal processes. The FDA has already begun implementing many of these reforms, and may implement other reforms in the future. Future reforms could have the effect of making it more difficult and expensive for us to obtain 510(k) clearance.

In addition, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside the U.S. could subject us to penalties and other adverse consequences.

A significant portion of our revenues is and will be from jurisdictions outside of the U.S. We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets which we acquire.

In many foreign countries where we operate, particularly in countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. In contrast, we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws. Although we have not conducted formal FCPA compliance training, we are in the process of devising a training schedule for certain of our employees, agents and partners. Nevertheless, there can be no assurance that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of the FCPA or our policies for which we may be ultimately held responsible. As a result of our anticipated growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our reputation, business, operating results and financial conditions. We may also face collateral consequences, such as debarment and the loss of our export privileges.

Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for the Viveve System, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license to 8 issued U.S. patents primarily covering the Viveve System and methods of use, the earliest of which expire in 2015 and the latest of which expires in 2017; 3 pending U.S. patent applications, 12 issued foreign patents and 17 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

In addition, competitors could purchase the Viveve System and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to defend our market against competitors’ products and methods, our competitive position and business could be adversely affected.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that the Viveve System and the methods we employ are covered by their patents. If the Viveve System or methods are found to infringe, we could be prevented from marketing the Viveve System. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export the Viveve System. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to the Viveve System, any of which would have a material adverse effect on our business, results of operations and financial condition. In that event, we do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign the Viveve System or processes to avoid infringement.

Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing the Viveve System in one or more countries.

In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our name or the names used with the Viveve System. Names used with the Viveve System and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of the company or the Viveve System, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

Risks Related to our Securities

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of us prior to the Merger. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a result of the Merger. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Concentration of ownership of our common stock may have the effect of delaying or preventing a change in control.

Since the Merger was consummated, 5AM Ventures II (in conjunction with 5AM Co-Investors II), and GBS Venture Partners Limited, both of whom were equity and convertible debenture holders of Viveve, Inc., together own approximately 58.4% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

We are a holding company with no business operations of our own and we depend on cash flow from Viveve, Inc. to meet our obligations.

As a result of the Merger, we are a holding company with no business operations of our own or material assets other than the stock we own in Viveve, Inc. All of our operations are conducted by Viveve, Inc. As a holding company, we will require dividends and other payments from our subsidiary to meet cash requirements. The terms of any agreements governing indebtedness that we may enter into may restrict our subsidiary from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of our subsidiary, our stockholders likely will have no right to proceed against its assets. Creditors of our subsidiary will be entitled to payment in full from the sale or other disposal of the assets of our subsidiary before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If Viveve, Inc. is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●

changes in financial estimates and recommendations by securities analysts concerning our business, the market for our products, the health services industry, or the healthcare and health insurance industries in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	the volume of shares of our common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, fluctuations in interest rates and international currency fluctuations.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded, our common stock is available to be traded and is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, under Rule 144, a non-affiliated person who has held restricted shares of our common stock for a period of six months may sell into the market all of their shares, subject to the Company being current in our periodic reports filed with the Commission. As of March 10, 2015, approximately 1,355,269 shares of common stock of the 18,341,294 shares issued and outstanding were free trading.

In addition, as of March 10, 2015, there were 2,399,443 shares subject to outstanding warrants, 2,291,783 shares subject to outstanding options and an additional 841,739 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

Penny stock rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity.

Because our securities are considered a penny stock, stockholders will be more limited in their ability to sell their shares. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

●	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease office and laboratory facilities at 150 and 154 Commercial St., Sunnyvale, California 94086. The space consists of approximately 7,777 square feet, leased from the Castine Group. The term of the lease agreement, dated January 25, 2012, as amended in January 2015, commenced in March 2012 and will terminate on March 31, 2017. Rent expense for the year ended December 31, 2014 was $171,000. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,
2015	–	$ 199,000
2016	–	$ 229,000
2017	–	$ 58,000

We believe that these facilities are adequate for our current business operations.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 10, 2015, our common stock is trading on the OTCQB of the OTC Markets Group Inc. under the symbol “VIVMF”. Prior to October 22, 2014, our common stock traded under the symbol “PLCSF” and “PLCSD”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB. The bid quotations reported by the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The bid quotations reflect a one-for-100 reverse stock split we effected on September 23, 2014.

Period	High	Low
October 1, 2014 through December 31, 2014	$1.40	$0.35
July 1, 2014 through September 30, 2014	$2.70	$0.50
April 1, 2014 through June 30, 2014	$4.00	$0.60
January 1, 2014 through March 31, 2014	$4.90	$3.52

October 1, 2013 through December 31, 2013	$5.90	$3.62
July 1, 2013 through September 30, 2013	$9.50	$5.80
April 1, 2013 through June 30, 2013	$21.50	$9.00
January 1, 2013 through March 31, 2013	$21.50	$13.00

The last reported closing price of our common stock on the OTCQB on March 10, 2015 was $0.40 per share.

Holders

As of March 10, 2015 there were 653 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business; we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the PLC 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the PLC 2013 Stock Option and Incentive Plan, as amended (the “2013 Plan”).

The following table sets forth information about the 2005 Plan, the 2006 Plan and the 2013 Plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2005 Plan)	22,095	$12.83	0
Equity compensation plans approved by security holders (2013 Plan)	1,947,619	$0.80	841,739
Equity compensation plans not approved by security holders (2006 Plan)	322,069	$1.54	0
Total	2,291,783	-	841,739

The 2006 Plan was adopted by the Board of Directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by the Company and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 7.82 years. Additionally, prior to the Merger, the Board of Directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s Common Stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

Issuances of Unregistered Securities

On November 8, 2014, a former consultant of the Company exercised her option to purchase 160 shares of common stock at an exercise price of $0.12 per share for an aggregate purchase price of $19.20. The securities were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act inasmuch as the securities were offered and sold to a single accredited investor and we did not engage in any form of general solicitation or general advertising in making the offering.

On November 12, 2014, the Company granted a five-year warrant to purchase up to 100,000 shares of common stock to Gerald Amato, a designee of Booke and Company, at an exercise price of $0.53 per share, in exchange for certain consulting services rendered. One-twelfth (1/12) of the shares underlying the warrant shall be exercisable on each one month anniversary of the date of issuance such that all of the shares of common stock underlying the warrant shall be exercisable on the twelve month anniversary of the issuance thereof. The warrant was issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act inasmuch as the warrant was offered and sold to a single accredited investor and we did not engage in any form of general solicitation or general advertising in making the offering.

In December 2014, certain accredited investors exercised their rights under Rights to Shares Agreements dated May 2014 and September 2014. As a result of this exercise, the Company issued a total of 1,179,461 shares of common stock. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act inasmuch as the shares were offered and sold solely to accredited investors and we did not engage in any form of general solicitation or general advertising in making the offering.

On February 17, 2015, as performance-based compensation for the 2014 calendar year, the Company issued ten-year warrants to purchase up to an aggregate of 605,556 shares of common stock to its employees. The warrants were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to employees and we did not engage in any form of general solicitation or general advertising in making the offering.

Item 6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors”.

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and its wholly-owned subsidiary, Viveve, Inc., which was acquired on September 23, 2014.

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal introital laxity. Prior to the Merger, we devoted substantially all of our time and effort to developing products, raising capital and recruiting personnel. To date, we have not generated significant revenues and the costs of our pre-clinical and clinical trials have exceeded our revenues to date. Prior to the Merger, we funded our operations primarily through the sale of our common and preferred stock and borrowings from related parties and financial institutions.

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

 In addition, as a condition to and upon the closing of the Merger, an aggregate amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished pursuant to the terms and conditions of a Convertible Note Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP, a Convertible Note Termination Agreement, dated May 9, 2014 (collectively, the “5AM Note Termination Agreements”), by and between Viveve, Inc. and 5AM Ventures II, LP (together with 5AM Co-Investors II, LP, the “5AM Parties”) and a Convertible Note Exchange Agreement, dated May 9, 2014 (the “GBS Note Exchange Agreement”) by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (“GBS”). In accordance with the terms and conditions of the 5AM Note Termination Agreements, the 5AM Parties acknowledged and agreed that the benefits received from the closing of the Merger, including the portion of the merger consideration issued to the 5AM Parties as shareholders of Viveve, Inc. in accordance with the terms of the merger agreement, was full and fair consideration to cancel or extinguish all principal and interest underlying the notes held by such holders. Pursuant to the terms of the Note Exchange Agreement, GBS agreed to cancel and extinguish all principal and interest underlying the notes held by GBS in exchange for a warrant to acquire such number of shares of common stock of the Company equal to 5% of the issued and outstanding common stock of the Company following the effective date of the Merger (the “GBS Warrant”). Upon the closing of the Merger, the Company issued an aggregate of 943,596 shares of common stock to GBS upon the automatic conversion of the warrant

Upon the closing of the Merger, all rights, title or interest in outstanding warrants to purchase securities of Viveve, Inc. were also terminated, extinguishing approximately $572,000 in outstanding warrant liabilities, in accordance with the terms and conditions of a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and each of the 5AM Parties, a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and GBS, a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and Oxford Finance LLC (“Oxford”), and a Warrant Termination Agreement, dated May 9, 2014 (collectively, the “Warrant Termination Agreements”), by and between Viveve, Inc. and SVB Financial Group (“SVB Financial”). The cancellation of the outstanding principal amount and related accrued interest underlying the convertible bridge notes and the warrant liabilities were accounted for as part of the Merger transaction and no gain was recorded in the statement of operations.

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Concurrent with the consummation of the Merger, we completed a private placement of 11,406,932 shares of our common stock (of which 11,305,567 shares of our common stock were issued at the closing as a result of beneficial ownership limitations), together with five-year warrants for the purchase of up to 940,189 shares of common stock, at an exercise price of $0.53 per share, for gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The price per unit was $0.53 per share.

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 (“Loan Agreement”), with Square 1 Bank (the “Lender”) pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay in full the indebtedness owed to Oxford Finance LLC which totaled approximately $1,631,000, and the balance is currently anticipated to be used for working capital purposes and general capital expenditures. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million is subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015 and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing to close by April 15, 2015. On March 16, 2015, we have received an additional $500,000 in connection with a drawdown of funds from the second tranche. The third tranche of $1 million may be drawn at any time during the period beginning on the date that we have provided the Lender with evidence acceptable to the Lender of positive interim 3-month results from the OUS Clinical Trial and ending on June 30, 2015. The proceeds from tranche 2 and tranche 3 are to be used for general working capital purposes and for capital expenditures. Interest accrues at a fixed per annum rate equal to the Basic Rate, as defined in the Loan Agreement, in effect on the date of any tranche 1 advance or tranche 2 advance, respectively, plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 5.0% per annum. Interest accrues on each tranche 3 advance at a fixed per annum rate equal to the Base Rate, as defined in the Loan Agreement, in effect on the date of the tranche 3 advance plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 6.5% per annum. Each advance is due to be repaid 42 months after the date of the advance (the “Term Loan Maturity Date.”) Interest only is due and payable monthly during the first 12 months of the loan term (the “Interest Only Period”). The principal balance of each advance that is outstanding at the end of the applicable Interest Only Period must be paid in 30 equal monthly installments of principal, plus all accrued interest, beginning on the first day of the first month following the end of the Interest Only Period, and continuing on the same day of each month thereafter through the Term Loan Maturity Date, at which time all amounts outstanding in connection with any advance shall be immediately due and payable. Advances, once repaid, may not be reborrowed. During the 18 months following the closing date of the Loan Agreement, we may prepay the outstanding principal and accrued interest on all (but not less than all) of any advance, together with a prepayment fee equal to 2% of the outstanding balance of the advance. Events of default which may cause repayment of the Loan to be accelerated include (1) non-payment of any obligation when due, (2) the failure to perform any obligation required under the Loan Agreement, (3) the occurrence of a Material Adverse Event, as defined in the Loan Agreement, (4) the attachment or seizure of a material portion of our assets if such attachment or seizure is not released, discharged or rescinded within 20 days, (5) if we become insolvent or starts an insolvency proceeding or if an insolvency proceeding is brought by a third party against us and such proceeding is not dismissed within 30 days, (6) if we default on or fail to perform any agreement (i) resulting in a right by a third party to accelerate indebtedness in an amount in excess of $100,000, (ii) resulting in the termination of the lease of our principal place of business or (iii) that would reasonably be expected to have a Material Adverse Effect, as defined in the Loan Agreement, (7) if a final, uninsured judgment or judgments for the payment of money in an amount, individually or in the aggregate, of at least $100,000 is rendered against us and remains unsatisfied and unstayed for a period of 45 days, or (8) if any material misrepresentation or material misstatement existed in any warranty or representation set forth in the Loan Agreement or in any certificate delivered to the Lender pursuant to the Loan Agreement or to induce the Lender to enter into the Loan Agreement or any other document. As a result of a delay in the initial anticipated start date, of the OUS Clinical Trials, it is possible that we will not meet the conditions required to draw down the second tranche by the January 31, 2015 deadline, which may lead to a delay in meeting the conditions required to draw down the third tranche as of June 30, 2015. The failure to satisfy the conditions to draw down on the second and/or third tranche of the term loan, and an inability to renegotiate the terms of the loan with the lender to permit a drawdown of the funds when such conditions are satisfied could have a material adverse effect on the Company and its operations.

In connection with the terms of the Loan Agreement, we entered into the Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property and issued a 10-year warrant to the Lender for the purchase of 471,698 shares of the Company’s common stock at an exercise price of $0.53 per share (the “Warrant”), such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price $0.53 per share (the “Amended Warrant”).

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA approval for the sale of our product, whether there will be a demand for the Viveve Treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sale of debt and equity securities. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The recent Merger and concurrent Private Placement was consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as create opportunities for access to additional capital by increasing liquidity that investors may find more attractive in a public company. While we believe that our recent going public transaction will be attractive to investors, there are no assurances that we will be successful in securing additional financing to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We intend to increase our sales and exposure both internationally and in the United States market by seeking regulatory approval for the sale and distribution of our product, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve Treatment to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians. In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve the Viveve System by focusing our research and development efforts on various areas including, but not limited to:

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

We are using the net proceeds received from the private placement to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that we will continue to require funds to fully implement our plan of operation. The net proceeds of approximately $4.2 million received from the private placement, together with our debt financing of up to $5 million and additional equity financing in the next twelve months, are expected to be sufficient to fund our activities for the next twelve months. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934. We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be less than $250,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Annual Report, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)

Revenue	$90	$152	$(62)	(41)%

We recorded revenue of $90,000 for the year ended December 31, 2014 as compared to revenue of $152,000 for the year ended December 31, 2013, a decrease of $62,000 or approximately 41%. The decrease in revenue was a result of the limited production of inventory available for sale and reduced sales and marketing efforts in the second half of 2013 and throughout 2014 due to funding constraints.

Research and development expenses

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)

Research and development	$1,426	$772	$654	85%

Research and development expense totaled $1,426,000 for the year ended December 31, 2014, compared to research and development expense of $772,000 for the year ended December 31, 2013, an increase of $654,000 or approximately 85%. Spending on research and development primarily increased as we prepared for our OUS Clinical Trial and incurred costs associated with the trial’s implementation. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is designed to evaluate the safety and effectiveness of the Viveve Treatment.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)

Selling, general and administrative	$4,276	$3,129	$1,147	37%

Selling, general and administrative expenses totaled $4,276,000 for the year ended December 31, 2014, compared to $3,129,000 for the year ended December 31, 2013, an increase of $1,147,000 or approximately 37%. The increase in selling, general and administrative expenses was primarily attributable to additional professional services related expenses associated with the Merger transaction that was completed in September 2014 and additional costs in the fourth quarter of 2014 associated with being a public company. The increase was partially offset by greater spending in the first quarter of 2013 as we incurred additional costs and expenses in connection with the planning of our going public strategy initially launched in the second quarter of 2013 but not consummated until September 2014.

Interest expense

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)

Interest expense	$(567)	$(447)	$(120)	27%

During the year ended December 31, 2014, we had interest expense of $567,000 as compared to $447,000 for the year ended December 31, 2013. The increase of $120,000 or approximately 27% resulted primarily from greater interest expense on our convertible bridge notes due to the issuance of additional convertible notes in 2014 and in the fourth quarter of 2013 in the aggregate principal amount of $2,875,000.

Other income, net

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)

Other income (expense), net	$49	$61	$(12)	(20)%

Other income, net, for the year ended December 31, 2014 and 2013 was $49,000 and $61,000, respectively. The decrease of $12,000, or approximately 20%, was primarily attributable to mark-to-market adjustments associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities.

Liquidity and Capital Resources

Year Ended December 31, 2014

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

We completed our Merger with PLC Systems, Inc. on September 23, 2014. Concurrent with the Merger, we completed the private placement described above, raising total gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The proceeds were partially offset by costs of $296,000 related to the private placement.

On September 30, 2014, we entered into the Loan Agreement, as amended on February 19, 2015, pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million is subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015 and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing to close by April 15, 2015. On March 16, 2015, we have received an additional $500,000 in connection with a drawdown of funds from the second tranche. Before the third tranche of $1 million of the term loan will be funded, we must achieve positive interim 3-month results relating to our OUS Clinical Trials ending on June 30, 2015. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. The failure to satisfy the conditions to draw down on the third tranche of the term loan and an inability to renegotiate the terms of the loan with the lender to permit a drawdown of the funds when such conditions are satisfied could have a material adverse effect on the Company and its operations. In connection with the terms of the Loan Agreement, we entered into the Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property and issued a 10-year warrant to the Lender for the purchase of 471,698 shares of the Company's common stock at an exercise price of $0.53 per share, such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price of $0.53 per share. There are currently no commitments for use of the proceeds from the second tranche, aside from working capital, however, as a result of the delay in the initiation of the OUS Clinical Trial there are no assurances that we will satisfy the conditions to draw down on the second tranche under the term loan.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(5,991)	$(3,755)
Net cash used in investing activities	(117)	(4)
Net cash provided by financing activities	6,573	3,740
Net increase (decrease) in cash and cash equivalents	$465	$(19)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and other clinical study costs, associated with the Viveve System.

Operating activities used $5,991,000 for the year December 31, 2014 compared to $3,755,000 used for the year ended December 31, 2013. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used in 2014 consisted of a net loss of $6,180,000 adjusted for non-cash expenses including depreciation and amortization of $56,000, stock-based compensation of $184,000, issuance of warrants to vendors and service providers of $137,000 (primarily related to the merger transaction), and non-cash interest expense of $418,000, partially offset by revaluation of warrant liabilities of $52,000. Net cash used in 2013 consisted of a net loss of $4,317,000 adjusted for non-cash expenses including depreciation and amortization of $66,000, stock-based compensation of $87,000, and non-cash interest expense of $306,000, partially offset by revaluation of warrant liabilities of $62,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2014 was $117,000, which was used to purchase property and equipment. Net cash used in investing activities during the year ended December 31, 2013 was $4,000, which was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials,

Financing Activities

Net cash provided by financing activities during year ended December 31, 2014 was $6,573,000, which was the result of proceeds of $1,500,000 from the issuance of related party convertible bridge notes, the proceeds of $2,500,000 from the first tranche of the term loan, partially offset by the repayment of the existing term loan of $1,631,000, and the cash proceeds of $4,500,000 from the Private Offering, partially offset by stock issuance costs of $296,000. Cash provided by financing activities during the year ended December 31, 2013 was $3,740,000, which was the result of proceeds of $3,875,000 from the issuance of related party convertible bridge notes, partially offset by principal repayments to a financial institution of $135,000.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of December 31, 2014, our contractural obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancelable operating lease obligations	$31	$31	$-	$-	$-
Debt obligations	2,770	293	2,140	337	-
Total	$2,801	$324	$2,140	$337	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2014, we have purchased 23 units. The price per unit is variable and dependent on the volume and timing of units ordered.

We lease office and laboratory facilities under an operating lease agreement that commenced in March 2012 and will terminate in February 2015. In January 2015, we entered into an amendment to the operating lease agreement which extended the lease term to March 2017. Future minimum payments under the lease, as amended, are as follows:

Year Ending December 31,
2015	$199
2016	229
2017	58
Total minimum lease payments	$486

On September 30, 2014, the Company entered into a loan and security agreement pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to the Company on October 1, 2014. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. In February 2015, the Company entered into an amendment to the loan and security agreement whereby $500,000 of the second tranche was provided to us on February 19, 2015. This second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00% per annum. On March 16, 2015, the Company received an additional $500,000 in connection with a drawdown of funds from the second tranche. This second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at rate of 5.06% per annum.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our consolidated financial statements for a more complete description of our significant accounting policies.

 Inventory

Inventory is stated at the lower of cost or market, cost being determined on an actual cost basis on a first-in, first-out method and market being determined as the lower of replacement cost or net realizable value. All inventory as of December 31, 2014 and 2013 is finished goods. We regularly assess the valuation of inventory and write down inventory which is obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales by product, expected product life cycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any such impairment losses to date.

Revenue Recognition

The Company recognizes revenue from the sale of its product, the Viveve® System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of Viveve’s products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong and Japan.

The Company does not provide its customers with a contractual right of return.

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework or replacement of products (at its option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, prototype materials, laboratory supplies, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2014 and 2013, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company’s fiscal years beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements and disclosures.

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

Other than as discussed above and elsewhere in this Annual Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework).

Based on this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current executive officers and directors. Each of the directors was elected to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Patricia Scheller	53	Chief Executive Officer and Director
Brigitte Smith	46	Director
Mark S. Colella	41	Director
Carl Simpson	73	Director
Daniel Janney	48	Director
Scott Durbin	46	Chief Financial Officer
James Atkinson	57	President and Chief Business Officer

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Patricia Scheller. Ms. Scheller was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with her service beginning following the Merger) and has been a director of our wholly-owned subsidiary, Viveve, Inc., since June 2012. Ms. Scheller also serves as our Chief Executive Officer and, since May 2012, as Chief Executive Officer of Viveve, Inc. Prior to joining Viveve, Inc., she served as the Chief Executive Officer of Prescient Medical, Inc. (“PMI”), a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks, from September 2004 through April 2012 and as a director of PMI from July 2004 to September 2011. Prior to joining PMI, from August 2003 to September 2004, she was the Chief Executive Officer of SomaLogic, a biotechnology company focused on the development of diagnostic products using aptamer technology. From December 2000 to April 2003, Ms. Scheller also managed several business units at Ortho-Clinical Diagnostics, a Johnson & Johnson company, and from October 1997 to November 2000 served in key executive positions at Dade Behring, a clinical diagnostics firm. While at Dade Behring Holdings, Inc., she directed the commercialization of the hsCRP diagnostic test, a screening test for systemic inflammation, which has been shown to increase the risk of heart attacks. The hsCRP test was the first diagnostic test added to the cardiac test panel by the Centers for Disease Control and Prevention and the American Heart Association in over 30 years. As Director of cardiology systems at Cordis Corporation (a Johnson & Johnson company) from February 1994 to February 1996, Ms. Scheller managed the launch of the first Palmaz-Schatz® balloon-expandable coronary stent, the first major product entry into what became a $6 billion market. Ms. Scheller received a B.S.E. degree in Biomedical Engineering from Duke University and completed executive business education programs at Harvard University, Massachusetts Institute of Technology, Columbia University and Northwestern University. Because of her extensive experience in the healthcare industry, we concluded that Ms. Scheller should serve as a director.

Brigitte Smith. Ms. Smith was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with her service beginning following the Merger) and has been a director of Viveve, Inc. since January 2007. Ms. Smith is co-founder and Managing Director of GBS Venture Partners, a leading Australian life science venture capital investor founded in 1998 whose fund, GBS Bioventures III, is one of our significant stockholders. GBS Venture Partners has completed more than 40 medical device and life science investments for companies based in Australia and the U.S. Before joining GBS Venture Partners, Ms. Smith worked with high-tech start-up companies in Australia and the U.S. in fundraising and business development roles. From 1990 to 1992 Ms. Smith also served as a consultant for Bain & Company, a strategic management consulting firm. Ms. Smith is also on the board of GBS Venture Partners portfolio companies AirXpanders Inc., Endoluminal Sciences Pty Ltd, Neuromonics Pty Ltd and Proacta Inc. Ms. Smith earned her Bachelor of Chemical Engineering with Honors from the University of Melbourne, her Master of Business Administration with Honors from the Harvard Business School and her Master of International Relations from the Fletcher School of Law and Diplomacy in Boston, Massachusetts, where she was also a Fulbright Scholar. Ms. Smith is a Fellow of The Australian Institute of Company Directors. Because of her significant experience in assessing early stage medical device and life sciences companies and her investing experience, we concluded that Ms. Smith should serve as a director.

 Mark S. Colella. Mr. Colella was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the Merger) and has been a director of Viveve, Inc. since April 2012. Mr. Colella is a principal of 5AM Ventures, II, Inc., a leading life science venture capital investor, founded in 2002. 5AM Ventures, II, Inc. is one of our significant stockholders. Mr. Colella specializes in medical device and life science investing at 5AM Ventures and brings over 15 years of venture capital and operating experience in medical device and healthcare companies. Mr. Colella currently serves, or has served, in board or advisory roles with Biodesy, Ceterix, DVS (acquired by Fluidigm), Flexion (IPO), Incline (acquired by The Medicines Company), Pearl (acquired by AstraZeneca), Semprus (acquired by Teleflex) and WaveRx. He also sits on the Advisory Board for the Innovation and New Ventures Office at Northwestern University and The V Foundation Wine Celebration—a charity wine auction—which has raised over $30 million for cancer research. Before joining 5AM Ventures, from 2007 to 2008 he was head of marketing for BÂRRX Medical, Inc., a Bay Area startup medical device company sold to Covidien for $413 million. Prior to his employment with BÂRRX, he held various management roles including with Stryker, Inc. from 2002 to 2007, focused in the fields of orthopedics, laparoscopy, urology, gynecology, and general minimally invasive surgery. In addition, he spent four years, from 1996 to 2000, as an Executive Director managing healthcare facilities with Primrose Alzheimer’s Living, Inc., an early stage healthcare service startup company, and one year working for Versant Ventures. Mr. Colella holds a B.S. degree in Biology from Williams College and earned his M.B.A. from Northwestern University, the Kellogg School of Management. Prior to Williams College he spent two years at the U.S. Air Force Academy. Because of his extensive experience in the medical device industry, as well as his financial and investing experience in early stage companies, we concluded that Mr. Colella should serve as a director.

Carl Simpson. Mr. Simpson was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the Merger) and has been a director of Viveve, Inc. since its inception in September of 2005. Mr. Simpson has worked in the medical device industry for over 40 years. In 2005 Mr. Simpson founded and became the Managing Director of Coronis Medical Ventures, LLC, a venture capital entity. From 2001 to 2004 Mr. Simpson was a partner for Versant Ventures. In 1993, he founded CardioGenesis Corp. a medical device company that designs, manufactures and distributes laser-based surgical products that promote cardiac angiogenesis and served as Vice President of Development until 1997. In 1979, Mr. Simpson founded Advanced Cardiovascular Systems (“ACS”) a medical device company that develops and markets medical devices for treatment of cardiovascular diseases and served as Senior Vice President of Research and Development until 2001. ACS was sold to Eli Lilly in 1984 and spun-off into Guidant Vascular Intervention. Mr. Simpson currently serves on the board of Novobionics, Curant Medical, Uptake Medical and Entent. He also served on the board of Silver Bullet from 2009 to 2012, CoRepair from 2007 to 2013, Revascular Therapeutics from 2004 to 2011, Conor MedSystems Inc. from 2003 to 2005, Thermage from 1997 to 2004, Interventional Thermodynamics (Innerdyne) from 1989 to 1991 and Interventional Technologies from 1985 to 1989. His undergraduate training is in Microbiology and Biochemistry. His graduate degree is in Electrical Engineering/Computer Science and he holds an MBA, both from the University of Santa Clara. Because of Mr. Simpson’s prior experience with multiple start-up companies, his understanding of VC business models and 40 years of operational and clinical experience, we concluded that he should serve as a director.

Daniel Janney. Mr. Janney was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the Merger). Since November 2012, Mr. Janney has served as a director of Esperion Therapeutics, Inc. (NASDAQ: ESPR). Mr. Janney is a managing director at Alta Partners, a life sciences venture capital firm, which he joined in 1996. Prior to joining Alta, from 1993 to 1996, he was a Vice President in Montgomery Securities' healthcare and biotechnology investment banking group, focusing on life sciences companies. Mr. Janney is a director of a number of companies including Alba Therapeutics Corporation, Lithera, Inc., Prolacta Bioscience, Inc., Sutro Biopharma and ViroBay, Inc. He holds a Bachelor of Arts in History from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles. Because of Mr. Janney's experience working with and serving on the boards of directors of life sciences companies and his experience working in the venture capital industry, we concluded that he should serve as a director.

Scott Durbin. Mr. Durbin joined Viveve, Inc. as its Chief Financial Officer in February 2013 and was appointed as the Chief Financial Officer of Viveve Medical, Inc. on September 23, 2014. From June 2012 to January 2013 he served as an advisor and Acting Chief Financial Officer for Viveve, Inc. Prior to joining Viveve, Inc., from June 2010 to October 2011, he was Chief Financial Officer of Aastrom Biosciences (“Aastrom”), a publicly traded, cardiovascular cell therapy company. Before Aastrom, he spent six years as Chief Operating and Financial Officer for Prescient Medical (“Prescient”) from May 2004 to June 2010, a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks. Prior to Prescient, from January 2003 to April 2004, he spent several years as a financial consultant for two publicly traded biotech companies, Scios Inc. – a Johnson & Johnson company and Alteon Inc. Mr. Durbin began his career in corporate finance as an investment banker in the Healthcare and M&A groups at Lehman Brothers Inc. from August 1999 to January 2003, where he focused on mergers and acquisitions and financings for the life science industry. At Lehman, he successfully executed over $5 billion in transactions for medical device and biotechnology companies. He began his career as a Director of Neurophysiology for Biotronic, Inc. Mr. Durbin received a B.S. from the University of Michigan and an M.P.H. in Health Management with Honors from the Yale University School of Medicine and School of Management.

James Atkinson. Mr. Atkinson joined Viveve, Inc. and Viveve Medical, Inc. as President and Chief Business Officer on February 4, 2015. From November 2014 to February 2015 he served as a consultant for product distribution and international sales for Viveve, Inc. and Viveve Medical, INc. Mr. Atkinson has over 30 years of experience in medical device sales, marketing and business development with both Fortune 50 and start-up medical device companies. Mr. Atkinson was a founding principal at Ulthera, Inc. where he served as Senior Vice President of Sales and Marketing from October 2006 through April 2014. While at Ulthera, he assisted in growing the company from 3 to 165 employees and established a global distribution network that included 42 distributors, covering 52 countries. Mr. Atkinson’s prior experience includes various executive positions, including (i) Vice President of Sales and Marketing for the Cardiac Surgery Division at St. Jude Medical, Inc. from October 2004 to October 2006 where his responsibilities included launching the Biocor® stented tissue valve, recognized as the fastest growing heart valve brand in the industry, (ii) Vice President of Sales for Medtronic Vascular, a $200 million division of Medtronic, Inc. (NYSE: MDT), from January 2003 to September 2004 and (iii) co-founder and Vice President of Sales and Business Development for Medical Simulation Corporation. Mr. Atkinson’s career began as a sales representative at Ethicon Endosurgery, a Johnson and Johnson company, where he progressed through positions with increasing responsibility to Regional Manager.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Brigitte Smith, a director of the Company, failed to timely file one Form 4, reporting one transaction in which she directly acquired 192,262 shares of common stock upon conversion of a Viveve, Inc. convertible promissory note and indirectly acquired 947,872 shares of common stock upon conversion of a Viveve, Inc. convertible promissory note held by GBS BioVentures III. GBS Venture Partners Limited is trustee for GBS BioVentures III, and may be deemed to have sole voting and investment power over the shares beneficially owned by GBS BioVentures III. Ms. Smith is the Managing Partner of GBS Venture Partners. Ms. Smith filed such Form 4 on September 30, 2014 (SEC Accession No. 0001437749-14-017696).

GBS BioVentures III, a beneficial owner of more than 10% of the Company’s common stock, failed to timely file one Form 4, reporting one transaction in which it acquired 947,872 shares of common stock upon conversion of a Viveve, Inc. convertible promissory note. GBS BioVentures III filed such Form 4 on October 2, 2014 (SEC Accession No. 0001437749-14-017900).

Except as set forth above, we believe that, during fiscal year 2014, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

Code of Ethics

The Company has adopted a Code of Conduct that applies to every director, officer and employee of the Company. Such Code of Conduct includes written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

Director Nomination

The Company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time.

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company has an audit committee to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The audit committee’s primary responsibilities include: (1) selection and oversight of the Company's independent accountant; (2) review of the Company’s financial reports and other financial information provided by the Company to any governmental body or the public, and the Company’s compliance with legal and regulatory requirements; (3) establishment and review of complaint procedures regarding accounting, internal auditing controls and auditing matters; (4) engagement of outside advisors; and (5) providing an open avenue of communication among outside advisors, financial and senior management of the Company and the board of directors.

The members of our audit committee are Mark Colella, Carl Simpson and Daniel Janney.  The board of directors has determined that Mark Colella is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11. Executive Compensation

The following table sets forth, for the last two fiscal years, the compensation earned by or paid to (i) each individual who served as our principal executive officer during the last fiscal year, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as our executive officers at the end of the last fiscal year. We refer to these individuals in the discussion below as our “named executive officers”.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Patricia Scheller, Chief Executive	2014	335,000				297,744	(2)			19,520	(4)	652,264
Officer, Viveve Medical, Inc.	2013	335,000								4,200	(5)	339,200

Scott Durbin, Chief Financial	2014	298,000		50,000		121,219	(2)			17,364	(4)	486,583
Officer, Viveve Medical, Inc.	2013	273,167				57,141				37,500	(5)	367,808

Alan Curtis, Vice-President,	2014	200,000				35,197	(2)			6,269	(4)	241,466
Regulatory, Clinical and Quality, Viveve Medical, Inc.	2013	200,000				1,450						201,450

Mark R. Tauscher, former Chief	2014	168,750										168,750
Executive Officer, PLC Systems Inc.	2013	290,277	(6)			160,506	(3)					450,783

Gregory W. Mann, former Chief	2014	104,999										104,999
Financial Officer, PLC Systems Inc.	2013	140,000				107,004	(3)					247,144

(1) Except as otherwise disclosed in notes 2 and 3 below, these amounts represent the aggregate grant date fair value for option and warrant awards for the year ended December 31, 2013 computed in accordance with FASB ASC Topic 718. Please see Note 10 to our audited financial statements for the assumptions used in determining the aggregate grant date fair value.

(2) Amounts represent the aggregate grant date fair value of the stock option awards granted by the Company during 2014. The grant date fair value is computed using the Black-Scholes Option Pricing Model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected term: 5 years; (ii) risk-free interest rate: 1.80%; (iii) average volatility: 61%; and (iv) expected dividend yield: none.

(3) Amounts represent the aggregate grant date fair value of the stock option awards granted by PLC Systems Inc. during 2013. The grant date fair value is computed using the Black-Scholes Option Pricing Model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected life: 3 to 6 years; (ii) interest rate: 0.73% to 1.67%; (iii) volatility: 195.75% to 217.52%; and (iv) expected dividend yield: none.

(4) These amounts represent cash out of accrued PTO hours in accordance with the Company’s PTO Policy per the Employee Handbook.

(5) These amounts represent consulting payments for services performed during 2012, prior to the employment agreement with Mr. Durbin in January 2013 and other benefits for Ms. Scheller in 2013.

(6) On August 19, 2013, Mr Tauscher’s base salary was adjusted from $325,469 to $225,000.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Patricia Scheller	221,681	0	0	$1.24	October 24, 2022
	58,707	880,611	0	$0.60	September 26, 2024
Scott Durbin	82,579	0	0	$1.24	February 2, 2023
	23,901	358,519	0	$0.60	September 26, 2024

Employment Agreements

Patricia Scheller

On May 14, 2012, Viveve, Inc. extended a written offer of employment to Patricia Scheller, the terms of which we have assumed. Pursuant to the agreement, Ms. Scheller serves as our Chief Executive Officer on an at-will basis and as a director. The agreement provides that Ms. Scheller will receive a base salary of $335,000 per year, which is subject to adjustment in accordance with our employee compensation policies in effect from time-to-time.

In addition the agreement provides for: (i) an annual incentive bonus (if approved by the board of directors, in their sole discretion) in an amount to be determined by the board of directors; (ii) an incentive payment of $1,000 for every $1 million in new equity financing raised during her first year of service, up to $20,000 (iii) an option for the purchase 27,539,116 shares of Viveve, Inc. common stock exercisable at the fair market value on the date of grant, with the right to purchase 25% of the option shares vesting after 12 months of continuous service and the right to purchase the remainder of the option shares vesting in equal monthly installments over the next 36 months of continuous service, with accelerated vesting upon an Involuntary Termination within 12 months of a Change in Control (as those terms are defined in the agreement); (iv) Company-sponsored benefits as in effect from time to time; (v) paid vacation in accordance with our vacation policy, as in effect from time to time; and (vi) continued base salary and benefits for twelve months following an Involuntary Termination. In conjunction with the Merger, the option issued to Ms. Scheller was assumed by us. As a result of the assumption, the number of shares of our common stock subject to the option was computed by multiplying the number of shares of Viveve, Inc. common stock into which the option was exercisable immediately prior to the effective time of the Merger by 0.0080497, the Merger exchange ratio. The exercise price of the option was determined by dividing the option exercise price immediately prior to the effective time of the Merger by the exchange ratio (rounded up to the nearest cent).

On February 17, 2015, Ms. Scheller received (i) performance-based bonus compensation for the previous fiscal year in the form of a ten-year warrant to purchase 205,814 shares of common stock at an exercise price of $0.50 per share and (ii) an increase in her annual base salary to $346,000, subject to the closing of a financing resulting from the sale of debt or equity securities of the Company or other strategic investment in which the Company receives aggregate gross proceeds of at least $1,000,000 (“Financing”), payable on a retroactive basis as of January 1, 2015.

Scott Durbin

On January 23, 2013, Viveve, Inc. extended a written offer of employment to Scott Durbin, the terms of which we have assumed. Pursuant to the agreement, Mr. Durbin serves as our Chief Financial Officer on an at-will basis. The agreement provides that Mr. Durbin will receive a base salary of $298,000, which is subject to adjustment in accordance with our employee compensation policies in effect from time-to-time.

In addition the agreement provides for: (i) an annual incentive bonus (if approved by the board of directors, in their sole discretion) in an amount to be determined by the board of directors; (ii) an incentive bonus of $50,000 in the event a minimum of $1.5 million is raised in equity financing from new investors; (iii) an option for the purchase of 10,258,690 shares of Viveve, Inc. common stock exercisable at the fair market value on the date of grant, with the right to purchase 100,000 option shares vesting on the grant date, 2,614,672 option shares vesting after 12 months of continuous service and the right to purchase the remainder of the option shares vesting in equal monthly installments over the next 36 months of continuous service, with accelerated vesting upon a Change in Control before Mr. Durbin’s service terminates; (iv) Company-sponsored benefits in effect from time to time; (v) paid vacation in accordance with our vacation policy, as in effect from time to time; and (vi) continued base salary and benefits for ten months following an Involuntary Termination. In conjunction with the Merger, the option issued to Mr. Durbin was assumed by us. As a result of the assumption, the number of shares of our common stock subject to the option was computed by multiplying the number of shares of Viveve, Inc. common stock into which the option was exercisable immediately prior to the effective time of the Merger by .0080497, the Merger exchange ratio. The exercise price of the option was determined by dividing the option exercise price immediately prior to the effective time of the Merger by the exchange ratio (rounded up to the nearest cent).

On February 17, 2015, Mr. Durbin received (i) performance-based bonus compensation for the previous fiscal year in the form of a ten-year warrant to purchase 208,140 shares of common stock at an exercise price of $0.50 per share and (ii) an increase in his annual base salary to $311,000, subject to the closing of a Financing, payable on a retroactive basis as of January 1, 2015.

James Atkinson

On February 4, 2015, Viveve, Inc. extended a written offer of employment to James Atkinson, the terms of which we have assumed. Pursuant to the agreement, Mr. Atkinson serves as our Chief Business Officer and President on an at-will basis. The agreement provides that Mr. Atkinson will receive an annual base salary of $320,000, which is subject to adjustment in accordance with our employee compensation policies in effect from time-to-time.

In addition the agreement provides for: (i) an initial target bonus of up to 30% of the annual base salary as shall be approved by the Board of Directors, (ii) an overachievement bonus in the form of a five-year warrant to purchase up to 110,000 shares of the Company’s common stock at an exercise price equal to the greater of $0.53 per share or the fair market value of the Company’s common stock on the date of grant, contingent upon the achievement of certain goals to be determined by the Board of Directors, (iii) an option to purchase 535,000 shares of the Company’s common stock, issued under the Company’s 2013 Stock Option Plan, as amended, and subject to the terms of the applicable stock option agreement and (iv) various other standard employee benefits. In the event of involuntary termination, upon return of all Company property and execution of a general release of any claims against the Company, Mr. Atkinson shall be entitled to (i) continued payment of his base salary for a period of six (6) months and (ii) either (a) a continuation of health insurance coverage until the earlier of the close of six (6) months following his date of termination or eligibility for substantially equivalent health insurance coverage in connection with new employment or self-employment or (b) a lump sum payment in lieu of health insurance coverage, at the sole and absolute discretion of the Company.

Director Compensation

The table below sets forth the compensation paid to our directors, exclusive of reimbursed out-of-pocket expenses, during the year ended December 31, 2014 for services provided as a director. To the extent that any of the former directors of PLC Systems, Inc. included in the table below was serving as a director on September 23, 2014 (Messrs. Holmes, Kyle and Dr. Norton), the individual resigned on that date.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Benjamin L. Holmes	5,500		24,552(1)(2)(3)				30,052
Albert C. Kyle	4,000		9,000(1)(2)(3)				13,000
Brent Norton, M.D.	5,500		19,485(1)(2)(3)				24,985
Gregory W. Mann(4)	--						--
Mark Tauscher(5)	--						--
Brigitte Smith	--		28,200(6)(7)(8)				28,200
Mark Colella	--		28,200(6)(7)(8)				28,200
Carl Simpson	--		28,200(6)(7)(8)				28,200
Daniel Janney	--		28,200(6)(7)(8)				28,200

(1) The high and low trading prices of our common stock on the OTCBB during the 30-day period prior to July 16, 2013, the date of grant, were $11 and $8. Options issued to these directors on July 16, 2013 have an exercise price of $9. All of these prices reflect the 1-for-100 reverse split of our common stock, which was effected on September 23, 2014.

(2) Amounts represent the aggregate grant date fair value of the stock option as of July 16, 2013, the option grant date.

(3) As of December 31, 2014, Messrs. Holmes, Kyle and Dr. Norton held options to purchase an aggregate of 3,403, 1,000 and 2,840, respectively, post-reverse split shares of our common stock. The grant date fair value is computed using the Black-Scholes Option Pricing Model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected life: 3 to 6 years; (ii) interest rate: 0.73% to 1.67%; (iii) volatility: 195.75 to 217.52; and (iv) expected dividend yield: none.

(4) As an employee director, Mr. Mann, an executive officer of the company, was not eligible to receive either compensation or an annual stock grant for service in his capacity as director.

(5) As an employee director, Mr. Tauscher, an executive officer of the company, was not eligible to receive either compensation or an annual stock grant for service in his capacity as director.

(6) The high and low trading prices of our common stock on the OTCQB during the 30-day period prior to September 26, 2014, the date of grant, were $2.70 and $0.50. Options issued to these directors on September 26, 2014 have an exercise price of $0.60.

(7) Amounts represent the aggregate grant date fair value of the stock option as of September 26, 2014, the option grant date.

(8) As of December 31, 2014, each of Ms. Smith and Messrs. Colella, Simpson and Janney held options to purchase an aggregate of 47,000 shares of our common stock. The grant date fair value is computed using the Black-Scholes Option Pricing Model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected life: 5 years; (ii) interest rate: 1.80%; (iii) volatility: 61%; and (iv) expected dividend yield: none.

Compensation Committee

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by paragraph (e) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 10, 2015, and as adjusted to reflect the one-for-100 reverse stock split effected on September 23, 2014, regarding the beneficial ownership of our common stock by the following persons:

●	each person who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o Viveve Medical, Inc., 150 Commercial Street, Sunnyvale, California 94086. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of March 10, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. As of March 10, 2015, we had 18,341,294 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Named Executive Officers and Directors

Patricia Scheller	584,048(1)	3.18%
Scott Durbin	354,456(2)	1.93%
James Atkinson	0(3)	0%
Brigitte Smith	3,798,902(4)	20.7%
Mark S. Colella	6,930,836(5)	37.8%
Carl Simpson	25,028(6)	0.1%
Daniel Janney	1,903,621(7)	10.4%
All named executive officers and directors as a group (7 persons)	13,596,892	74.13%

Owners of More than 5% of Our Common Stock

5AM Ventures II, L.P.(8) 2200 Sand Hill Road, Suite 110 Menlo Park, California 94025	6,660,205	36.3%
GBS Venture Partners Limited(9) 71 Collins Street, Level 5 Melbourne, Australia C3 VIC 3000	3,598,807	19.6%
Alta BioEquities, L.P.(10) One Embarcadero Center, Suite 3700 San Francisco, California 94111	1,895,788	10.3%

(1) Included in this amount is the right to purchase 221,861 shares of common stock underlying a 10-year option having an exercise price of $1.24 per share, the right to purchase 156,553 shares of common stock subject to a 10-year option for the purchase having an exercise price of $0.60 per share, and a 10-year warrant to purchase 205,814 shares of common stock at an exercise price of $0.50 per share. Excludes 782,765 shares of common stock underlying unvested options.

(2) Included in this amount is the right to purchase 82,579 shares of common stock underlying a 10-year option having an exercise price of $1.24 per share, the right to purchase 63,737 shares of common stock subject to 10-year option having an exercise price of $0.60 per share, and a 10-year warrant to purchase 208,140 shares of common stock at an exercise price of $0.50 per share. Excludes 318,683 shares of common stock underlying unvested options.

(3) Excludes 535,000 shares of common stock underlying a 10-year option having an exercise price of $0.47.

(4) Includes 3,598,807 shares of common stock owned of record by GBS Venture Partners as trustee for GBS BioVentures III, 192,262 shares of common stock owned of record by Ms. Smith and the right to purchase 7,833 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share. Excludes 39,167 shares of common stock underlying unvested options. GBS Venture Partners Limited is trustee for GBS BioVentures III. Brigitte Smith is the Managing Partner of GBS Venture Partners and has voting and investment power over the shares beneficially owned by GBS BioVentures III. Voting and investment power over the shares of common stock owned of record by GBS Venture Partners as trustee for GBS BioVentures III is held by Ms. Smith.

(5) Includes 6,660,205 shares of common stock owned of record by 5AM Ventures II, L.P, 262,798 shares of common stock owned of record by 5AM Co-Investors II, L.P and the right to purchase 7,833 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share. Excludes 39,167 shares of common stock underlying unvested options. 5AM Partners II, LLC is the general partner of 5AM Ventures II, L.P. and 5AM Co-Investors II, L.P. Dr. John Diekman, Andrew Schwab and Dr. Scott Rocklage, the managing members of 5AM Partners II, LLC, and Mr. Colella, an assignee of 5AM Partners II, LLC, have shared voting and investment power over the shares beneficially owned by 5AM Ventures II, L.P. and 5AM Co-Investors II, L.P.

(6) Included in this amount are 15,384 shares of common stock, the right to purchase 1,811 shares of common stock underlying a 10-year option having an exercise price of $7.45 per share and the right to purchase 7,833 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share. Excludes 39,167 shares of common stock underlying unvested options.

(7) Includes 1,895,755 shares of common stock owned of record by Alta BioEquities, L.P. Includes the right to purchase 7,833 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share. Excludes 39,167 shares of common stock underlying unvested options. Alta BioEquities Management, LLC is the general partner of Alta BioEquities, L.P. Daniel Janney is the Managing Director of Alta BioEquities Management, LLC. and has voting and investment power over the shares beneficially owned by Alta BioEquities, L.P.

(8) 5AM Partners II, LLC is the general partner of 5AM Ventures II, L.P. Dr. John Diekman, Andrew Schwab and Dr. Scott Rocklage, the managing members of 5AM Partners II, LLC, and Mr. Colella, an assignee of 5AM Partners II, LLC, have shared voting and investment power over the shares beneficially owned by 5AM Ventures II, L.P.

(9) GBS Venture Partners Limited is trustee for GBS BioVentures III. Brigitte Smith is the Managing Partner of GBS Venture Partners and has voting and investment power over the shares beneficially owned by GBS BioVentures III. Voting and investment power over the shares of common stock owned of record by GBS Venture Partners as trustee for GBS BioVentures III is held by Ms. Smith.

(10) Alta BioEquities Management, LLC is the general partner of Alta BioEquities, L.P. Daniel Janney is the Managing Director of Alta BioEquities Management, LLC. and has voting and investment power over the shares beneficially owned by Alta BioEquities, L.P. Voting and investment power of these securities is held by Alta BioEquities, L.P.

Changes in Control Arrangements

Upon a change of control, some employee stock options may be subject to accelerated vesting. We also have arrangements with our named executive officers to compensate them in the event of termination of employment or change in responsibilities following a change in control of the Company. As of the date of this filing, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Commission regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2012, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons.

We entered into an employment agreement with Mark Tauscher in December 1999, which was amended in June 2008, and again in August 2013, providing for an annual base salary of not less than $225,000. If Mr. Tauscher’s employment is terminated within 12 months of a change of control, the agreement also provides for the payment to Mr. Tauscher of 50% of his base salary payable immediately upon termination of his employment, with the remaining 50% to be paid in nine equal monthly installments following such termination. Additionally, any severance amount over $300,000 is to be payable in unregistered common stock from the successor entity. We made no severance payment to Mr. Tauscher in conjunction with the Merger, which was effective as of September 23, 2014.

We entered into an employment agreement with Gregory Mann in October 2011 providing for an annual base salary of not less than $120,000, benefits in accordance with our standard benefits package and stock options to purchase up to 150,000 shares of our common stock. On July 2, 2012, we increased Mr. Mann’s annual base salary to $140,000. In June 2012, our board of directors approved the payment of severance to Mr. Mann in an amount equal to 12 months’ salary as of such time in the event Mr. Mann's employment is terminated upon a change of control and is not retained for at least 12 months following the date of such change of control. We made no severance payment to Mr. Mann in conjunction with the Merger, which was effective as of September 23, 2014.

On May 14, 2012, Viveve, Inc. entered into an employment agreement with Patricia Scheller to serve as Chief Executive Officer. The employment agreement provides for an annual base salary of $335,000, benefits in accordance with Viveve, Inc.’s standard benefits package and stock options to purchase up to 221,682 shares of common stock (after taking into account the effect of the Merger) to vest over a period of three years from the date of the employment agreement. In addition, Ms. Scheller shall be considered for an annual incentive bonus, subject to the discretion of the board of directors, of up to 30% of her annual base salary. In the event of involuntary termination of Ms. Scheller’s employment, Ms. Sheller shall continue to receive payments of her base salary for a period of 12 months after such termination.

On June 1, 2012, Viveve, Inc. entered into a consulting agreement with Scott Durbin. Pursuant to the terms of the agreement, Mr. Durbin was to provide guidance and services related to finance, investor relations, Commission reporting and compliance, accounting, and tax preparation and compliance, and fund raising activities, while serving in the capacity of interim Chief Financial Officer. Pursuant to the terms of the consulting agreement, Mr. Durbin agreed to (i) assist in the closing of a financing of at least $4 to $5 million, (ii) establish a 5 year corporate financial forecast model and update as necessary, (iii) prepare investor presentations, (iv) attend and present with the Chief Executive Officer at investor presentations, and (v) perform such other services as are customarily performed by a chief financial officer. Viveve, Inc. agreed to compensate Mr. Durbin at a rate equal to $1,500 per diem, payable bi-monthly, plus a bonus commensurate with his contribution to the completion of a Series B Preferred stock offering, subject to board approval and payable in cash or common stock upon closing. During the Reporting Period, a total of $201,080 was paid to Mr. Durbin pursuant to the consulting agreement. On January 23, 2013, the parties agreed to terminate the consulting agreement when Mr. Durbin accepted employment as the Chief Financial Officer of Viveve, Inc. The employment agreement between Viveve, Inc. and Mr. Durbin provides for an annual base salary of $298,000, benefits in accordance with Viveve, Inc.’s standard benefits package and stock options to purchase up to 82,579 shares of common stock (after taking into account the effect of the Merger) to vest over a period of three years from the date of the employment agreement. In addition, Mr. Durbin shall be considered for an annual incentive bonus, subject to the discretion of the board of directors, of up to 30% of his annual base salary. The employment agreement also provides for a financing bonus of $50,000 in the event that Viveve, Inc. raises at least $1,500,000 in its next equity financing, such financing bonus not to be triggered by a bridge financing. In the event of involuntary termination of Mr. Durbin’s employment, Mr. Durbin shall continue to receive payments of his base salary for a period of 10 months after such termination.

On November 11, 2014, Viveve, Inc. entered into an Independent Contractor Agreement for Rendering Consulting Services with, James Atkinson (the “Consulting Agreement”), which provided that Mr. Atkinson shall provide certain consulting services related to product distribution and international sales in exchange for (i) $30,000 per month to be paid in cash, 5-year warrants to purchase the Company’s common stock at an exercise price of $0.53 per share, or a combination thereof, to be determined by the Board of Directors , (ii) reimbursement of any costs and expenses incurred by Mr. Atkinson for travel in connection with the performance of his services under the Consulting Agreement and (iii) compensation at a rate of 35% of the total annual cash compensation for each zone director hired by the Company as a result of a direct introduction by Mr. Atkinson, to be paid solely in equity securities of the Company. The Consulting Agreement was terminated effective as of February 3, 2015. On February 4, 2015, the Company entered into an offer letter with James Atkinson in connection with his appointment as Chief Business Officer and President of Viveve, Inc. pursuant to which the Company agreed that Mr. Atkinson would receive (i) an annual base salary of $320,000, (ii) an initial target bonus of up to 30% of the annual base salary as shall be approved by the Board of Directors, (iii) an overachievement bonus in the form of a five-year warrant to purchase up to 110,000 shares of the Company’s common stock at an exercise price equal to the greater of $0.53 per share or the fair market value of the Company’s common stock on the date of grant, contingent upon the achievement of certain goals to be determined by the Board of Directors, (iv) an option to purchase 535,000 shares of the Company’s common stock, issued under the Company’s 2013 Stock Option Plan and subject to the terms of the applicable stock option agreement and (v) various other standard employee benefits.

In addition, the Offer Letter further provides that Mr. Atkinson’s employment is “at will” and may be terminated at any time and for any reason by either party. In the event of involuntary termination, upon return of all Company property and execution of a general release of any claims against the Company, Mr. Atkinson shall be entitled to (i) continued payment of his base salary for a period of six (6) months and (ii) either (a) a continuation of health insurance coverage until the earlier of the close of six (6) months following his date of termination or eligibility for substantially equivalent health insurance coverage in connection with new employment or self-employment or (b) a lump sum payment in lieu of health insurance coverage, at the sole and absolute discretion of the Company.

Related Party Warrants

On April 16, 2012, pursuant to that certain Note and Warrant Purchase Agreement dated November 30, 2011, as amended by that certain Amendment No. 1 to the Note and Warrant Purchase Agreement on January 27, 2012, as amended by that certain Amendment No. 2. to the Note and Warrant Purchase Agreement on March 7, 2012 (collectively, the 2011-12 Note and Warrant Purchase Agreement), Viveve, Inc. issued ten (10) year warrants to purchase 2,000,001, 1,924,079 and 75,920 shares of Series B Preferred Stock at an exercise price of $0.05 per share to GBS Venture Partners Limited as trustee for GBS BioVentures III (“GBS”), 5AM Ventures II, LP (“5AM Ventures”) and 5AM Co-Investors II, LP (“5AM Co-Investors” and together with 5AM Ventures, the “5AM Parties”), respectively (collectively, the “2012 Series B Warrants”). Brigitte Smith, a member of our board of directors, is the managing partner of GBS. Mark Colella, a member of our board of directors, is a principal of the 5AM Parties.

The 2012 Series B Warrants were terminated and cancelled in full pursuant to the terms and conditions of a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Ventures II, a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II and a Warrant Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and GBS. In accordance with the terms of the respective warrant termination agreements, GBS and the 5AM Parties acknowledged and agreed that the benefits received from the closing of the Merger, including the portion of the merger consideration issued to each such party in accordance with the terms of the merger agreement, constituted full and fair consideration to terminate and cancel the 2012 Series B Warrants. The cancellation of the 2012 Series B Warrants was accounted for as part of the Merger transaction and no gain was recorded in the statement of operations.

Related Party Convertible Bridge Notes

Viveve, Inc. entered into that certain Note Purchase Agreement dated as of November 20, 2012, as amended by that certain Amendment No. 1 to the Note Purchase Agreement on February 13, 2013, pursuant to which it issued convertible promissory notes in the aggregate principal amount of $1,000,000 (the “2012 Bridge Notes”) to GBS and the 5AM Parties. The 2012 Bridge Notes accrued interest at an annual rate of 8% and matured on the earlier of (i) the date upon which the majority note holders demand repayment after May 15, 2013 or (ii) the date of the closing of a qualified financing in which Viveve, Inc. (or, in the event of a reverse merger into a public shell company, the shell company) issues equity securities for gross proceeds of not less than $5,000,000 (the “Qualified Financing”) (excluding the aggregate amount of debt securities converted into shares of equity securities upon conversion of the 2012 Bridge Notes). Upon the closing of a Qualified Financing prior to the maturity date, all outstanding principal and unpaid accrued interest under the 2012 Bridge Notes were to automatically convert into that certain number of shares of equity securities equal to the principal and unpaid accrued interest divided by the per share purchase price of the shares sold in the Qualified Financing. On September 23, 2014, in conjunction with the Merger, we issued 1,707,339 shares of common stock to GBS and 1,707,339 shares of common stock to the 5AM Parties, representing 9.5% and 9.5%, respectively, of the common stock outstanding.

Viveve, Inc. entered into that certain Note Purchase Agreement dated as of February 13, 2013 pursuant to which it issued convertible promissory notes in the aggregate principal amount of $2,500,000 (the “February 2013 Bridge Notes”) to GBS and 5AM Ventures II in multiple closings occurring on February 13, February 20, March 13, March 27, April 26, 2013, June 13, August 9 and August 23, 2013. The February 2013 Bridge Notes accrued interest at an annual rate of 8% and were to mature on the earlier of (i) the date upon which the majority note holders demand repayment after August 13, 2013 or (ii) the closing of a Qualified Financing (excluding the aggregate amount of debt securities converted into shares of equity securities upon conversion of the February 2013 Bridge Notes and the 2012 Bridge Notes). Upon the closing of a Qualified Financing prior to the maturity date, the outstanding principal and unpaid accrued interest of each February 2013 Bridge Note was to automatically convert into that certain number of shares of equity securities equal to the principal and unpaid accrued interest divided by 80% of the per share purchase price of the shares sold in the Qualified Financing.

On September 27, 2013, Viveve, Inc. entered into a note purchase agreement pursuant to which it issued convertible promissory notes in the aggregate principal amount of $500,000 to 5AM Ventures II (the “September 2013 Bridge Notes”). The September 2013 Bridge Notes were intended as bridge financing to a planned alternative public offering (“APO”) in the third quarter of 2013. The September 2013 Bridge Notes accrued interest at 8% per annum and were to mature at the earlier of the date upon which the majority note holders demanded repayment after March 31, 2014 or the date of the closing of a qualified financing in which Viveve, Inc. would issue common or preferred stock for gross proceeds of not less than $5,000,000, excluding the conversion of the September 2013 Bridge Notes, the November 2012 Bridge Notes and the February 2013 Bridge Notes. The September 2013 Bridge Notes were to convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which was defined as 70% of the purchase price in the qualified financing.

On November 12, 2013, Viveve, Inc. entered into a note purchase agreement pursuant to which it issued convertible promissory notes in the aggregate principal amount of $500,000 to 5AM Ventures II (the “November 2013 Bridge Notes”). The November 2013 Bridge Notes were intended as bridge financing to a planned APO in the fourth quarter of 2013. The November 2013 Bridge Notes accrued interest at 8% per annum and matured at the earlier of the date upon which the majority note holders demanded repayment after March 31, 2014 or the date of the closing of a qualified financing in which Viveve, Inc. would issue common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of the November 2013 Bridge Notes, the November 2012 Bridge Notes, the February 2013 Bridge Notes and the September 2013 Bridge Notes. The November 2013 Bridge Notes were to convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which was defined as 70% of the purchase price in the qualified financing.

On December 27, 2013, Viveve, Inc. entered into a note purchase agreement pursuant to which it issued convertible promissory notes in the aggregate principal amount of $375,000 to 5AM Ventures II (the “December 2013 Bridge Notes”). The December 2013 Bridge Notes were intended as bridge financing to a planned APO in the first quarter of 2014. The December 2013 Bridge Notes accrued interest at 9% per annum and were to mature at the earlier of the date upon which the majority note holders demanded repayment after March 31, 2014 or the date of the closing of a qualified financing in which Viveve, Inc. would issue common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of the bridge notes. The December 2013 Bridge Notes were to convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing.

On March 5, 2014, Viveve, Inc. entered into a note purchase agreement, as amended on May 9, 2014, and May 29, 2014 (the “March 2014 Note Purchase Agreement”) pursuant to which Viveve issued convertible promissory notes in the aggregate principal amount of $1,500,000 to GCP, Alpha Capital Anstalt, Sandor Capital Master Fund, Barry Honig, 5AM Ventures II, GBS, and Alta Bioequities, L.P. The notes accrued interest at 9% per annum and were exchanged for common stock in the private offering that was completed on September 23, 2014.

On September 23, 2014, in conjunction with the completion of the Merger, the Bridge Notes issued to the 5AM Parties were cancelled in full in accordance with the terms and conditions of the 5AM Note Termination Agreements while the Bridge Notes issued to GBS were cancelled in full in exchange for 943,596 shares of our common stock in accordance with the terms and conditions of the GBS Note Exchange Agreement. The remaining Bridge Notes described above were exchanged for common stock in the Private Offering. In addition, upon the closing of the Merger, outstanding warrants to purchase securities of Viveve, Inc. issued to GBS and the 5AM Parties, including the 2012 Warrants, were also cancelled in accordance with the terms of those certain Warrant Termination Agreements, dated May 9, 2014.

Settlement Agreement with Dr. Parmer

In April 2012, an arbitration proceeding relating to a dispute between Viveve, Inc. and its original Chief Executive Officer, Dr. Michael Parmer, was settled and resulted in the award and judgment in favor of Dr. Parmer. In accordance with the Settlement Agreement and General Release, dated April 20, 2012, by and among Viveve, Inc., Dr. Seth J. Herbst, and Dr. Parmer, Viveve, Inc. agreed to pay Dr. Parmer $1,000,000, less applicable withholdings, issue a subordinated unsecured note of $150,000 to be payable in three equal installments on March 31, 2013, June 30, 2013 and September 30, 2013, and issue 7,546 post-reverse split shares of restricted common stock. In addition, upon the closing of a sale of Viveve, Inc. Series B preferred stock, Dr. Parmer was entitled to receive 3,000,000 shares of Series B preferred stock of Viveve, Inc., subject to his execution of the applicable financing documents. Dr. Parmer did not execute the financing documents.

Policies and Procedures for Related Person Transactions

While our board of directors has not adopted a formal written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions it the Company’s practice and procedure to present all transactions arrangements, relationships, or any series of similar transactions, arrangements, or relationships, in which the Company was or is to be a participant and a related person had or will have a direct or indirect material interest, to the board of directors for approval.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that each of Ms. Smith and Messrs. Colella, Simpson and Janney are independent within the meaning of such rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent auditors for the years ended December 31, 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2014	2013
Audit fees	$130,000	$95,000
Audit-related fees	59,000	8,000
Tax fees	10,000	5,000
All other fees	0	0
Total fees	$199,000	$108,000

Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The audit committee of the board of directors of the Company considers Burr Pilger Mayer, Inc. to be well qualified to serve as our independent public accountants.

The audit committee of the board of directors of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: Represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our auditor was paid no other fees for professional services during the fiscal years ended December 31, 2014 and 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Articles of Continuance (3)
3.1.1	Articles of Amendment to Articles of Continuance (4)
3.2	Bylaw No. 1 (5)
3.2.1	Bylaw No. 2 (6)
4.1	Form of 5% Senior Secured Convertible Debenture issued on February 22, 2011, July 2, 2012, January 16, 2013, April 14, 2014, May 27, 2014, July 15, 2014 and August 6, 2014 (7)
4.2	Form of Common Stock Purchase Warrant issued on February 22, 2011, July 2, 2012, January 16, 2013, April 14, 2014, May 27, 2014, July 15, 2014 and August 6, 2014 (7)
4.3	Form of Common Stock Purchase Warrant issued on September 18, 2013 (8)
4.4	Form of Common Stock Purchase Warrant issued on September 23, 2014 to GBS Venture Partners Limited (9)
4.5	Conversion Agreement dated May 9, 2014 between the Registrant and holders of the Registrant’s 5% Senior Secured Convertible Debentures (9)
4.6	Warrant Exchange Agreement dated May 9, 2014 between the Registrant and certain holders of the Registrant’s warrants (9)
4.7	Form of Common Stock Purchase Warrant issued to investors in the private offering of the Registrant’s common stock which closed on September 23, 2014 (9)
4.8	Warrant to Purchase Stock issued September 30, 2014 to Square 1 Bank (10)
4.9	First Amendment to Warrant to Purchase Stock dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (19)
4.10	Form of Common Stock Purchase Warrant issued on February 22, 2013 (11)
4.11	Note and Warrant Purchase Agreement, dated November 30, 2011(12)
4.12	Amendment No. 1 to Note and Warrant Purchase Agreement dated January 27, 2012(12)
4.13	Amendment No. 2 to Note and Warrant Purchase Agreement dated March 7, 2012(12)
4.14	Warrant to Purchase Shares of Preferred Stock issued to 5AM Ventures II, LP on April 16, 2012(12)
4.15	Warrant to Purchase Shares of Preferred Stock issued to 5AM Co-Investors II, LP on April 16, 2012(12)
4.16	Warrant to Purchase Shares of Preferred Stock issued to GBS Venture Partners as trustee for GBS BioVentures III on April 16, 2012(12)
10.1	Form of Securities Purchase Agreement for the purchase of 5% Senior Secured Convertible Debentures (7)
10.2	Amendment and Waiver to Securities Purchase Agreement for the purchase of 5% Senior Secured Convertible Debentures dated July 2, 2012 (13)
10.3	Amendment and Waiver to Securities Purchase Agreement for the purchase of 5% Senior Secured Convertible Debentures dated January 16, 2013 (14)
10.4	Form of Securities Purchase Agreement dated February 22, 2013 (11)
10.5	Right to Shares Letter Agreement dated February 22, 2013 between the Registrant and GCP IV LLC (11)
10.6	Amendment and Waiver to Securities Purchase Agreement for the purchase of 5% Senior Secured Convertible Debentures dated February 22, 2013 (15)
10.7	Securities Purchase Agreement dated September 18, 2013 (8)
10.8	Amendment and Waiver to Securities Purchase Agreement for the purchase of 5% Senior Secured Convertible Debentures dated September 18, 2013 (11)
10.9	Right to Shares Letter Agreement dated September 18, 2013 between the Registrant and GCP IV LLC (8)
10.10	Financial Advisory Agreement dated May 9, 2014 between the Registrant and Bezalel Partners, LLC (15)
10.11	Form of Securities Purchase Agreement dated May 9, 2014 (15)
10.12	Securities Purchase Agreement, dated May 9, 2014, by and among the Registrant and GBS Venture Partners as trustee for GBS BioVentures III Trust (15)

10.13	Escrow Deposit Agreement, dated May 9, 2014 by and among the Registrant, Palladium Capital Advisors LLC, Middlebury Securities and Signature Bank, as escrow agent (15)
10.14	Registration Rights Agreement, dated May 9, 2014 (15)
10.15	First Amendment to Registration Rights Agreement, dated February 19, 2015 (19)
10.16	Right to Shares Letter Agreement dated May 9, 2014 between the Registrant and GCP IV LLC (15)
10.17	Promissory Note in the principal amount of $250,000 issued to GCP IV LLC on September 2, 2014 (16)
10.18	Form of Debenture Amendment Agreement dated September 2, 2014 (16)
10.19	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (17)
10.20	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2013 (17)
10.21	PLC Systems Inc. 2013 Stock Option and Incentive Plan, as amended (6)
10.22	Offer of Employment dated May 14, 2012 from Viveve, Inc. to Patricia K. Scheller (4)
10.23	Offer of Employment dated January 23, 2013 from Viveve, Inc. to Scott C. Durbin (4)
10.24	Loan and Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (10)
10.25	First Amendment to Loan and Security Agreement dated February 19, 2015 between Viveve, Inc. and Sqyare 1 Bank (19)
10.26	Intellectual Property Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (10)
10.27	Unconditional Guaranty issued by the Registrant in favor of Square 1 Bank (10)
10.28	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (6)
10.29	Development and Manufacturing Agreement dated June 12, 2006 between TivaMed, Inc. and Stellartech Research Corporation (6)
10.30	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (6)
10.31	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and GCP IV LLC (6)
10.32	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and G-Ten Partners LLC (6)
10.33	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Ventures II, LP(12)
10.34	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Co-Investors II, LP(12)
10.35	Convertible Note Exchange Agreement, dated May 9, 2014 by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III(12)
10.36	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Ventures II, LP(12)
10.37	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Co-Investors II, LP(12)
10.38	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III(12)
10.39	Employment Letter Agreement, dated May 14, 2012, by and between Viveve, Inc. and Patricia Scheller(12)
10.40	Employment Letter Agreement, dated January 23, 2013, by and between Viveve, Inc. and Scott Durbin(12)
10.41	Offer Letter to Jim Atkinson, dated February 4, 2015 (18)
14.1	Code of Conduct, adopted September 23, 2014*
21	List of the Registrant’s Subsidiaries(12)
23.1	Consent of Burr Pilger Mayer, Inc.*
24.1	Power of Attorney*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

(1) Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.

(2) Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.

(3) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 25, 2005.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

(6) Incorporated by reference to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.

(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2011.

(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013.

(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.

(10) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.

(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013.

(12) Incorporated by reference to the Amendment No. 1 to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on January 26, 2015.

(13) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.

(14) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2013.

(15) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.

(16) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2014.

(17) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(18) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2015.

(19) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 16, 2015	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer

March 16, 2015	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

*	Chief Executive Officer
(Patricia Scheller)	(Principal Executive Officer)	March 16, 2015

*	Chief Financial Officer
(Scott Durbin)	(Principal Financial and Accounting Officer)	March 16, 2015

*
(Brigitte Smith)	Director	March 16, 2015

*
(Mark Colella)	Director	March 16, 2015

*
(Carl Simpson)	Director	March 16, 2015

*
(Daniel Janney)	Director	March 16, 2015

* Patricia Scheller, by signing her name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

  By: /s/ Patricia Scheller

Patricia Scheller, Attorney-in-Fact

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Viveve Medical, Inc.

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Yukon Territory corporation) and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viveve Medical, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flow from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 16, 2015

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$895	$430
Accounts receivable	6	-
Inventory	131	228
Prepaid expenses and other current assets	923	308
Total current assets	1,955	966
Property and equipment, net	187	128
Other assets	156	44
Total assets	$2,298	$1,138
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$416	$967
Accrued liabilities	223	516
Note payable	2,500	1,463
Related party convertible bridge notes	-	4,875
Total current liabilities	3,139	7,821
Preferred stock warrant liabilities	-	624
Total liabilities	3,139	8,445
Commitments and contingences (Note 8)
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 0 and 24,543,626 shares authorized as of December 31, 2014 and 2013, respectively; 0 and 23,863,302 shares issued and outstanding as of December 31, 2014 and 2013, respectively (Liquidation value of $14,556,614 as of December 31, 2013)	-	24
Series B convertible preferred stock, $0.001 par value; 0 and 227,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 0 and 171,199,348 shares issued and outstanding as of December 31, 2014 and 2013, respectively (Liquidation value of $8,559,967 as of December 31, 2013)	-	171
Preferred stock, no par value; unlimited shares authorized; 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Common stock, $0.001 par value; 612,000,000 shares authorized as of December 31, 2013; 0 and 6,555,305 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	7
Common stock and paid-in capital, no par value; unlimited shares authorized as of December 31 2014; 18,341,294 and 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	35,244	-
Additional paid-in capital	-	22,396
Accumulated deficit	(36,085)	(29,905)
Total stockholders’ equity (deficit)	(841)	(7,307)
Total liabilities and stockholders’ equity (deficit)	$2,298	$1,138

The accompanying notes are an integral part of these consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31,
	2014	2013

Revenue	$90	$152
Cost of revenue	50	182
Gross profit	40	(30)

Operating expenses:
Research and development	1,426	772
Selling, general and administrative	4,276	3,129
Total operating expenses	5,702	3,901
Loss from operations	(5,662)	(3,931)
Interest expense, net	(567)	(447)
Other income (expense), net	49	61
Net loss	$(6,180)	$(4,317)

Net loss per share:
Basic and diluted	$(1.27)	$(81.81)

Weighted average shares used in computing net loss per common share
Basic and diluted	4,865,546	52,768

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2014

(in thousands, except share data)

	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock,		Common Stock and		Additional		Total
	Series A		Series B		$0.001 par value		Paid-In Capital		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2012	23,863,302	$24	171,199,348	$171	6,555,305	$7	-	$-	$22,309	$(25,888)	$(3,077)

Stock-based compensation expense									87		87
Comprehensive and net loss										(4,317)	(4,317)
Balances as of December 31, 2013	23,863,302	24	171,199,348	171	6,555,305	7	-	-	22,396	(29,905)	(7,307)

Extinguishment of related party convertible notes and related accrued interest									5,397		5,397
Extinguishment of warrants									572		572
Stock exchange pursuant to Merger Agreement	(23,863,302)	(24)	(171,199,348)	(171)	(6,555,305)	(7)	3,743,282	28,551	(28,365)		(16)
Issuance of common stock upon automatic conversion of warrant in connection with extinguishment of related party convertible notes							943,596				-
PLC common stock assumed in connection with Merger							2,024,217				-
Private placement offering, net of issuance costs							8,389,187	4,204			4,204
Conversion of outstanding amount of principal and interest of certain bridge notes in connection with private placement offering							2,916,380	1,546			1,546
Issuance of warrant in connection with note payable								622			622
Issuance of warrants to vendors and service providers								137			137
Stock-based compensation expense								184			184
Exercise of stock option							160	-			-
Cancellation of shares in exchange for rights to shares							(854,989)				-
Issuance of shares pursuant to rights to shares							1,179,461				-
Comprehensive and net loss										(6,180)	(6,180)
Balances as of December 31, 2014	-	$-	-	$-	-	$-	18,341,294	$35,244	$-	$(36,085)	$(841)

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,180)	$(4,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	56	66
Stock-based compensation expense	184	87
Issuance of warrants to vendors and service providers	137	-
Revaluation of fair value of warrant liability	(52)	(62)
Noncash interest expense	418	306
Loss on disposal of property and equipment	2	-
Changes in assets and liabilities:
Accounts receivable	(6)	1
Inventory	97	71
Prepaid expenses and other current assets	(41)	(243)
Other noncurrent assets	(112)	14
Accounts payable	(551)	482
Accrued liabilities	57	(160)
Net cash used in operating activities	(5,991)	(3,755)

Cash flows from investing activities:
Purchase of property and equipment	(117)	(4)
Net cash used in investing activities	(117)	(4)

Cash flows from financing activities:
Net cash proceeds from issuance of common stock in connection with private placement offering	4,204	-
Proceeds from notes payable	2,500	-
Proceeds from related party convertible bridge notes	1,500	3,875
Repayments of notes payable	(1,631)	(135)
Net cash provided by financing activities	6,573	3,740
Net increase (decrease) in cash and cash equivalents	465	(19)

Cash and cash equivalents - beginning of period	430	449
Cash and cash equivalents - end of period	$895	$430

Supplemental disclosure:
Cash paid for interest	$149	$141
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Conversion of certain bridge notes and related accrued interest in connection with private placement offering	$1,546	$-
Extinguishment of convertible notes debt and related related accrued interest pursuant to Merger Agreement	$5,397	$-
Extinguishment of warrants pursuant to Merger Agreement	$572	$-
Issuance of warrants in connection with note payable	$622	$-
Payable to non-accredited investors in connection with Merger Agreement	$16	$-
Transfer of equipment between inventory and property and equipment	$-	$61

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

On September 23, 2014, PLC Systems, Inc., a Yukon Territory corporation (“PLC”) completed an Agreement and Plan of Merger (“Merger Agreement” or “Merger”) with Viveve®, Inc., a Delaware corporation (“Viveve”). As of that date, Viveve operates as a wholly-owned subsidiary of PLC and PLC is known as Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”). Viveve Medical competes in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, retained all its personnel and continues to be headquartered in Sunnyvale, California.

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

Additionally, Viveve warrant liabilities of approximately $572,000 were extinguished in preparation of the stock exchange pursuant to the Merger.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve were converted into 3,743,282 shares of the Company's common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors were entitled to receive approximately $16,000 upon closing. Upon the closing of the Merger, the Company issued an additional 943,596 shares of common stock upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $36,085,000 as of December 31, 2014. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company has not generated significant revenues and has funded its operating losses through the sale of preferred and common stock and the issuance of debt. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

2.         Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less, at the time of purchase, to be cash equivalents. The Company’s cash and cash equivalents are deposited in demand accounts primarily at one financial institution. Deposits in this institution may, from time to time, exceed the federally insured amounts.

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

The Company’s products may require approval from the U.S. Food and Drug Administration or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a material adverse impact on the Company’s financial results, financial position and future cash flows.

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

During the year ended December 31, 2014, two customers accounted for 91% of the Company’s revenue. During the year ended December 31, 2013, three customers accounted for 100% of the Company’s revenue.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line of the property and equipment balance on the consolidated balance sheet as of December 31, 2014 and 2013.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the life of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any such impairment losses to date.

Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are classified as liabilities on the balance sheet. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the preferred stock warrants.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve® System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of Viveve’s products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong and Japan.

The Company does not provide its customers with a contractual right of return.

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework or replacement of products (at its option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

Shipping and Handling Costs

The Company includes amounts billed for shipping and handling in revenue and shipping and handling costs in cost of revenue.

Advertising Costs

Advertising costs are charged to general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2014 and 2013.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, prototype materials, laboratory supplies, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

Income Taxes

The Company account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2014 and 2013, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertain tax positions in accordance with ASC 740.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2014 and 2013, the Company’s comprehensive loss is the same as its net loss.

Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period. For purposes of this calculation, convertible preferred stock, warrants to purchase convertible preferred stock and common stock, stock options and rights to common stock are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss. Diluted net loss per share is the same as basic net loss per share for the years ended December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, the following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Year Ended December 31,
	2014	2013
Convertible preferred stock	-	195,062,650
Warrants to purchase convertible preferred stock	-	16,680,324
Stock options to purchase common stock	2,291,783	363,413
Warrants to purchase common stock	1,793,887	-
Rights to common stock	566,038	-

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company’s fiscal years beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements and disclosures.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2014 and 2013, approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

The Company does not have any Level 1, Level 2 or Level 3 financial assets. Additionally, the Company does not have any Level 1 or Level 2 liabilities. The Company’s Level 3 liability consists of convertible preferred stock warrant liabilities as of December 31, 2013. The valuation of the warrant liabilities is discussed in Note 10. The warrants were extinguished in connection with the Merger.

For the year ended December 31, 2014, the Company did not have any transfers between Level 1, Level 2 and Level 3.

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2014. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2013 by level within the fair value hierarchy (in thousands):

	Assets and Liabilities at Fair Value as of December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3	Total
Assets
	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Preferred stock warrant liabilities	$-	$-	$624	$624
Total liabilities	$-	$-	$624	$624

The change in the fair value of the preferred stock warrant liabilities is summarized below (in thousands):

Fair value as of December 31, 2012	$686
Change in fair value recorded in other income (expense), net	(62)
Fair value as of December 31, 2013	624
Change in fair value recorded in other income (expense), net	(52)
Extinguishment of warrant liabilities pursuant to the Merger Agreement	(572)
Fair value as of December 31, 2014	$-

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2013.

	Fair Value as of
	December 31, 2013	Valuation	Unobservable	Range
	(in thousands)	Techniques	Input	(Weighted-Average)

Preferred stock warrant liabilities	$624	Black-Scholes	Preferred series
		option pricing	prices	$0.04	-	$0.44	($0.06)
		model
			Volatility	70.6%	-	84.2%	(76%)

There were no changes in valuation technique from prior periods.

4. Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2014 and 2013 (in thousands):

	Life	December 31,
	(in years)	2014	2013
Medical equipment	5	$367	$277
Computer equipment	3	39	32
Furniture and fixtures	7	13	13
		419	322
Less: Accumulated depreciation and amortization		(232)	(194)
Property and equipment, net		$187	$128

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $56,000 and $66,000, respectively.

5.         Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accrued professional fees	$117	$15
Accrued vacation	86	81
Accrued interest	-	237
Accrued loan balloon payment	-	76
Accrued loan restructuring fees	-	27
Accrued severence pay	-	59
Other accruals	20	21
Total accrued liabilities	$223	$516

 6.       Note Payable

In April 2012, the Company entered into a loan and security agreement for up to $2,135,159 in term loans that were used to pay off an existing loan with a financial institution. The full amount was drawn down in April 2012. In connection with the agreement, the Company issued a warrant to the lender to purchase a total of 73,770 shares of the Company’s Series A convertible preferred stock at $0.61 per share (see Note 10). The borrowings were repayable in interest only payments until May 1, 2012 and then 30 equal installments of principal and interest at a rate of 9.5% per annum. An additional 4% of the principal or approximately $85,000 was due as the final payment at the end of the loan term. The Company recorded $9,000 and $35,000 as additional interest expense during the years ended December 31, 2014 and 2013, respectively, related to the $85,000 payment. The Company had been accruing the balance of the $85,000 cash payment over the term of the loan using the effective interest rate method. As of December 31, 2014 and 2013, $0 and $76,000, respectively, was recorded in accrued liabilities on the consolidated balance sheets relating to this payment. All borrowings under the agreement were collateralized by substantially all of the Company’s assets, including intellectual property. As of December 31, 2014 and 2013, the note payable had an outstanding balance of $0 and $1,463,000, respectively. The term loan had a maturity date of October 1, 2014 and was repaid on that date as discussed below.

In February 2013, the Company and the lender amended the loan and security agreement to defer up to 3 months of principal payments contingent upon the receipt of bridge loan proceeds in increments of $500,000, up to $1,500,000 on or before April 30, 2013, beginning March 1, 2013. This amendment also included a $15,000 restructuring fee that would be due upon the maturity date of the loan.

In May 2013, the Company and the lender amended the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more, on or before September 30, 2013. The principal payments were to be deferred and payable on August 1, 2013. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In July 2013, the Company and the lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more, on or before August 28, 2013, and an additional month deferral provided a 2013 equity event was completed resulting in net cash proceeds of not less than $10 million from the sale of the Company’s equity securities consummated by September 27, 2013. Principal payments would be deferred and payable on October 1, 2013, provided both of these conditions were met. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In September 2013, the Company and the lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before August 28, 2013 and another $500,000 or more on or before October 28, 2013. Principal payments would be deferred until December 1, 2013. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In November 2013, the Company and the lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before December 27, 2013 and upon the consummation of a 2014 equity event requiring the receipt of not less than $7 million in net cash proceeds by no later than January 24, 2014. Principal payments would be deferred until February 1, 2014. This amendment also included a $10,000 restructuring fee that would be due upon the maturity date of the loan.

In January 2014, the Company and the lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before February 25, 2014 and consummation of an equity event by April 25, 2014. This amendment included an additional $5,000 restructuring fee for each month principal payments were deferred beginning February 1, 2014 through April 1, 2014, provided restructuring fees in this amendment would not exceed $15,000 in total. The restructuring fees were due upon the maturity date of the loan.

In February 2014, the Company and the lender agreed to further amend the loan and security agreement to defer an additional 2 months of principal payments contingent upon the receipt of bridge loan proceeds of $500,000 or more on or before April 25, 2014 and consummation of an equity event by June 27, 2014. This amendment included an additional $5,000 restructuring fee for each month principal payments were deferred beginning March 1, 2014 through June 1, 2014, provided restructuring fees in this amendment shall not exceed $20,000. This amendment also amended the January 2014 restructuring fee such that the January 2014 restructuring fee would not exceed $5,000 in total and would be due upon the maturity date of the loan.

In June 2014, the Company and the lender agreed to further amend the loan and security agreement such that the remaining 3 months of principal payments would be deferred until the maturity date of the term loan when all unpaid principal and interest would be immediately due. This amendment also included an additional $5,000 restructuring fee for each month principal payments were deferred beginning July 1, 2014 through September 1, 2014, provided restructuring fees in this amendment were not to exceed $15,000 in total. The restructuring fees were due upon the maturity date of the loan.

In September 2014, the lender agreed to reduce the total restructuring fees to $47,500. The Company recorded $20,000, net of the reduction in fees, and $27,000 as additional interest expense during the years ended December 31, 2014 and 2013, respectively, related to these restructuring fees. The Company has been accruing the balance of the cash restructuring payment over the term of the loan using the effective interest rate method. As of December 31, 2014 and 2013, $0 and $27,000, respectively, was recorded as an accrued liability on the consolidated balance sheets relating to this restructuring payment.

On September 30, 2014, the Company entered into a Loan and Security Agreement pursuant to which it received a term loan in the amount of $5 million, which will be funded in three tranches. The first tranche of $2.5 million was provided to the Company on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan of $1,631,000 with a financial institution and to fund operations. Before the second and the third tranches of the term loan will be funded, the Company must meet certain enrollment milestones and achieve certain positive results relating to its OUS Clinical Trial, among other things. The borrowings are repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. All borrowings under the agreement are collateralized by substantially all of the Company’s assets, including intellectual property. The loan agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. In connection with the loan agreement, the Company issued a 10-year warrant to the lender for the purchase of 471,698 shares of the Company’s common stock at $0.53 per share (see Note 9). As of December 31, 2014, the note payable had an outstanding balance of $2,500,000, that is recorded as a current liability on the consolidated balance sheets and the Company was in compliance with all covenants of the loan agreement.

The loan and security agreements with both financial institutions contain a material adverse change clause, as defined in the agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the note holder as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of December 31, 2014 and 2013.

As of December 31, 2014, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2015	$293
2016	1,095
2017	1,045
2018	337
Total Payments	2,770
Less: Amount representing interest	(270)
Present value of obligations	2,500
Less: Notes payable, current portion	2,500
Note payable, noncurrent portion	$-

7.        Related Party Convertible Bridge Notes

In November 2012, the Company issued $1,000,000 in convertible promissory notes to related parties. The notes accrue interest at 8% per annum and mature at the earlier of i) the date upon which the majority note holders demand repayment after May 15, 2013 or ii) the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000. As of December 31, 2014 and 2013, the outstanding principal balance was $0 and $1,000,000. Because the holders had the ability to demand repayment after May 15, 2013, the Company classified all of the outstanding debt balance and related accrued interest of $89,000 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On February 13, 2013, the Company entered into a note purchase agreement (“2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $1,500,000 in the aggregate, of which $1,000,000 was issued. These notes were intended as bridge financing to a planned alternative public offering in the second quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after August 13, 2013 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes and the November 2012 notes. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 80% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of August 13, 2013. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 80% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. In April 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. On June 3, 2013, the Company entered into an amendment to the 2013 Note Purchase Agreement to increase the total amount of the convertible promissory notes up to $2,000,000 in the aggregate if issued before June 30, 2013. In June 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. On August 7, 2013, the Company entered into an amendment to the 2013 Note Purchase Agreement to increase the total amount of the convertible promissory notes up to $2,500,000 in the aggregate if issued before August 28, 2013. In August 2013, the Company completed another closing of the 2013 Note Purchase Agreement for $500,000. As of December 31, 2014 and 2013, the outstanding principal balance was $0 and $2,500,000. Because the holders had the ability to demand repayment after August 13, 2013, the Company classified all of the outstanding debt balance and related accrued interest of $130,000 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On September 27, 2013, the Company entered into a note purchase agreement (“September 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $500,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the third quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of December 31, 2014 and 2013, the outstanding principal balance was $0 and $500,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $10,000 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On November 12, 2013, the Company entered into a note purchase agreement (“November 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $500,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the fourth quarter of 2013. The notes accrue interest at 8% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of December 31, 2014 and 2013, the outstanding principal balance was $0 and $500,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $5,000 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

On December 27, 2013, the Company entered into a note purchase agreement (“December 2013 Note Purchase Agreement”) with related parties to which it was authorized to issue and sell convertible promissory notes up to $375,000 in the aggregate. These notes were intended as bridge financing to a planned APO in the first quarter of 2014. The notes accrue interest at 9% per annum and mature at the earlier of the date upon which the majority note holders demand repayment after March 31, 2014 or the date of the closing of a qualified financing in which the Company issues common or preferred stock for gross proceeds of not less than $5,000,000 excluding the conversion of these notes, the November 2012 notes and the 2013 Note Purchase Agreement. The notes convert into the number of shares equal to the principal and unpaid accrued interest divided by the conversion price, which is defined as 70% of the purchase price in the qualified financing. If the Company does not execute a qualified financing, the holders may elect conversion of the notes prior to the maturity date of March 31, 2014. Under the elective conversion, the notes convert into the number of the next equity financing shares or shares of Series B convertible preferred stock that are equal to the principal and the unpaid accrued interest divided by the conversion price. The conversion price is defined as 70% of the price paid by the investors in the next equity financing series or $0.05, if the notes are converted into the Series B convertible preferred stock. As of December 31, 2014 and 2013, the outstanding principal balance was $0 and $375,000. Because the holders had the ability to demand repayment after March 31, 2014, the Company classified all of the outstanding debt balance and related accrued interest of $1,000 as a current liability as of December 31, 2013. In connection with the Merger, these convertible promissory notes were extinguished.

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

Pursuant to the Company’s amendment to the note purchase agreement dated November 20, 2012, effective February 13, 2013, the above notes payable would be redeemable upon a change of control of the Company at an amount equal to 300% of the outstanding principal amount and accrued and unpaid interest on the notes as of the time of a change of control. A change of control will occur in the event the Company enters into a transaction where the holders of the voting securities no longer own a majority of the total outstanding voting securities once the transaction is completed or a disposition of substantially all assets occurs. The sale of stock for capital raising purposes or an alternative public offering involving a reverse merger into a public shell company for capital raising purposes is excluded from the Company’s definition of a change of control. The Company has determined that the value of this provision is not material and as such did not record a liability on the Company’s consolidated financial statements as of December 31, 2013. All of these notes were extinguished as part of the Merger Agreement.

8.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease commenced in March 2012 and will terminate in February 2015. Rent expense for the years ended December 31, 2014 and 2013 was $171,000 and $171,000, respectively.

As of December 31, 2014, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2015	$31
Total minimum lease payments	$31

In January 2015, the Company entered into an amendment to the operating lease agreement (see Note 15).

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

9.        Common Stock

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

Concurrent with the Merger, the Company completed a separate private placement of 11,305,567 shares of our common stock, together with warrants for the purchase of 940,189 shares of common stock, for gross proceeds of approximately $6,000,000, which included the conversion of $1,546,000 of convertible promissory notes and related accrued interest. The price per unit was $0.53.

In conjunction with the 2014 private placement, the Company entered into a Right to Shares Agreement with certain investors. Pursuant to this agreement, 854,989 shares of common stock purchased by the investors were cancelled. The Company is obligated to issue, and the investors have the right to up to 956,354 shares of the Company’s common stock, which includes 101,365 shares that were not issued in the private placement due to beneficial ownership limitations. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investors and is non-refundable. The Company is obligated to deliver the shares to the investors within 3 days of the investors’ request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right to Shares Agreement, the Company may be obligated to reimburse the investors in cash for losses that the investors incur as a result of not having access to the shares (the “Buy-In Shares”). In December 2014, certain investors exercised their right to shares and the Company issued 390,316 shares of common stock. As of December 31, 2014, the Company has reserved, but not issued 566,038 shares of common stock pursuant to the Right to Shares Agreement.

In conjunction with a Warrant-Equity Exchange Agreement in May 2014, the Company entered into a Right to Shares Agreement with an investor. Pursuant to the Right to Shares Agreement, in lieu of issuing 432,479 shares of common stock under the Warrant-Equity Exchange Agreement, the Company granted a right to receive up to 432,479 shares of its common stock. In December, 2014, the right to receive shares of common stock was exercised and 432,479 shares of common stock were issued. No additional consideration was paid upon the exercise of this right and no additional shares are issuable under this Right to Shares Agreement.

In conjunction with 2013 private placements, the Company entered into Right to Shares Agreements with certain investors. Pursuant to the Right to Shares Agreements, in lieu of issuing shares of common stock, the Company granted rights to receive shares of its common stock. In December 2014, rights to receive 356,666 shares of common stock were exercised and 356,666 shares of common stock were issued. No additional shares are issuable under this Right to Shares Agreement.

The Company assessed the provisions of the Buy-In Share features of the Right to Shares Agreements as an embedded derivative and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights to Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights to Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date and December 31, 2014.

Warrants for Common Stock

In connection with the private placement, the Company issued warrants to purchase a total of 940,189 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date.

In connection with the Loan and Security Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the consolidated balance sheets and will be amortized to interest expense over the loan term. During the year ended December 31, 2014, the Company recorded $48,000 of interest expense relating to the debt issuance costs. As of December 31, 2014, the remaining unamortized debt issuance costs were $574,000.

In the fourth quarter of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 382,000 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair value of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the consolidated statements of operations for the year ended December 31, 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was $137,000 for the year ended December 31, 2014.

As of December 31, 2014, all of these warrants remain outstanding.

10.       Convertible Preferred Stock

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

Warrants for Convertible Preferred Stock

In connection with the loan and security agreement entered into in December 2008, the Company issued a warrant to purchase a total of 196,721 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $54,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.7% and a contractual life of ten years. The warrant was to expire on December 2, 2018. The fair value of the warrant was recorded as a debt issuance cost in other assets and was amortized to interest expense over the draw down term of the loan. The entire amount of the warrant was amortized to interest expense in the year ended December 31, 2008. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $10,000 and $7,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the Series A offering in 2009, the Company issued warrants to purchase 245,900 shares of Series A for $0.61 per share in April 2009. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants on the date of issuance to be $70,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.8% and a contractual life of ten years. The warrants were to expire on April 2, 2019. The fair value of the warrants was recorded as an equity issuance cost. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $12,000 and $9,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the loan and security agreement entered into in November 2010, the Company issued a warrant to purchase a total of 163,934 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $47,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 79%, risk free interest rate of 2.9% and a contractual life of ten years. The warrant was to expire on November 19, 2020. The fair value of the warrant was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $2,000 and $2,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In connection with the loan and security agreement entered into in April 2012, the Company issued a warrant to purchase a total of 73,770 shares of Series A at an exercise price of $0.61 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrant on the date of issuance to be $27,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 92%, risk free interest rate of 1.98% and a contractual life of ten years. The warrant was to expire on April 19, 2022. The fair value of the warrant was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrant was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $3,000 and $2,000 was recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In May 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 2,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $84,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 3.2% and a contractual life of ten years. The warrants were to expire on May 9, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $2,000 and $6,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In June 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 4,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $168,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 3.2% and a contractual life of ten years. The warrants were to expire on June 30, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $4,000 and $12,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In September 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 4,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $168,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.0% and a contractual life of ten years. The warrants were to expire on September 9, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $0 and $12,000 was recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In November 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 1,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $42,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.1% and a contractual life of ten years. The warrants were to expire on November 30, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $1,000 and $2,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In December 2011, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 1,000,000 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $41,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.8% and a contractual life of ten years. The warrants were to expire on December 19, 2021. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $1,000 and $2,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In January 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 910,445 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $37,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.8% and a contractual life of ten years. The warrants were to expire on January 31, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $4,000 and $2,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In February 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 738,535 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $31,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 1.98% and a contractual life of ten years. The warrants were to expire on February 27, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $3,000 and $1,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

In April 2012, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 2,351,019 shares of Series B at an exercise price of $0.05 per share. The warrants had a contractual life of ten years and were exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the value of the warrants on the date of issuance to be $99,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84%, risk free interest rate of 2.0% and a contractual life of ten years. The warrants were to expire on April 16, 2022. The fair value of the warrants was recorded as a debt discount and amortized to interest expense over the life of the loan. The fair value of the warrants was re-measured as of the date of the Merger, September 23, 2014, and December 31, 2013 and $9,000 and $5,000 were recorded to other income (expense), net, respectively, for the years ended December 31, 2014 and 2013. The warrants were extinguished in connection with the Merger.

Convertible preferred stock warrants outstanding as of December 31, 2013 were as follows:

				Number of
				Shares
	Series			Outstanding	Fair Value
	Exercisable	Expiration	Exercise	Under	December 31,
Issuance Date	for	Date	Price	Warrants	2013

December 2008	Series A	December 2, 2018	$0.61	196,721	$44,000
April 2009	Series A	April 2, 2019	0.61	245,900	58,000
November 2010	Series A	November 19, 2020	0.61	163,934	47,000
May 2011	Series B	May 6, 2021	0.05	2,000,000	54,000
June 2011	Series B	June 30, 2021	0.05	4,000,000	108,000
September 2011	Series B	September 9, 2021	0.05	4,000,000	108,000
November 2011	Series B	November 30, 2021	0.05	1,000,000	28,000
December 2011	Series B	December 19, 2021	0.05	1,000,000	28,000
January 2012	Series B	January 31, 2022	0.05	910,445	28,000
February 2012	Series B	February 28, 2022	0.05	738,535	23,000
April 2012	Series B	April 16, 2022	0.05	2,351,019	73,000
April 2012	Series A	April 19, 2022	0.61	73,770	25,000
				16,680,324	$624,000

11.      Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the PLC 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the PLC 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by PLC's Board of Directors and approved by its stockholders. 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 5.30 years.

The 2006 Plan was adopted by the Board of Directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by the Company and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 7.82 years. Additionally, prior to the Merger, the Board of Directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s Common Stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

The 2013 Plan was also adopted by PLC's Board of Directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Administrator”). Under the 2013 Plan, the Company may grant to eligible partcipants equity awards which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, non-employee Directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. There are currently outstanding stock option awards issued from the 2013 Plan covering a total of 1,947,619 shares of the Company’s common stock and there remain reserved for future awards 841,739 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.80 per share, and the remaining contractual term is 9.62 years. Concurrent with the Merger, the stockholders approved an amendment to the 2013 Plan to increase the number of shares reserved under the 2013 Plan from 113,826 to 3,111,587.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Year Ended December 31,
	2014				2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of year	363,413	$1.24	8.80		360,531	$1.24	9.74
Options granted	1,901,476	$0.60			95,581	$1.24
Options assumed from PLC	68,238	$10.24			-	$-
Options exercised	(160)	$0.12			-	$-
Options canceled	(41,184)	$1.83			(92,699)	$1.24
Options outstanding, end of year	2,291,783	$1.02	9.32	$-	363,413	$1.24	8.80	$-

Vested and exercisable and expected to vest, end of year	2,099,687	$1.06	9.29	$-	348,865	$1.24	8.80	$-

Vested and exercisable, end of year	519,901	$2.45	7.89	$-	120,955	$2.48	8.60	$-

As of December 31, 2014, the Company had 841,739 shares available for grant.

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2014.

The options outstanding and exercisable as of December 31, 2014 are as follows (in thousands except share and per share data):

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2014	Price	Term (Years)	December 31, 2014	Price
$0.60			1,901,476	$0.60	9.64	129,594	$0.60
$1.24			312,373	$1.24	7.90	312,373	$1.24
$7.00	-	$9.00	58,603	$8.64	7.46	58,603	$8.64
$12.00	-	$18.63	19,081	$15.29	6.54	19,081	$15.29
$37.00			250	$37.00	3.47	250	$37.00
			2,291,783	$1.02	9.32	519,901	$2.45

Stock-Based Compensation

During the year ended December 31, 2014, the Company granted stock options to employees to purchase 1,901,476 shares of common stock with a weighted-average grant date fair value of $0.32 per share. Stock-based compensation expense recognized during the year ended December 31, 2014 and 2013 was $184,000 and $87,000, respectively. As of December 31, 2014, the total unrecognized compensation cost in connection with unvested stock options was approximately $496,000. These costs are expected to be recognized over a period of approximately 3.73 years. The aggregate intrinsic value of options outstanding as of December 31, 2014 and 2013 was $0. The aggregate intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $0. The total estimated grant date fair value of options vested during the years ended December 31, 2014 and 2013 was $44,000 and $140,000, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Year Ended
	Decenber 31,
	2014	2013
Expected term (in years)	5	5
Average volatility	61%	68%
Risk-free interest rate	1.80%	0.84%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	Year Ended December 31,
	2014	2013

Research and development	$5	$-
Selling, general and administrative	179	87
Total	$184	$87

Prior to the merger, the Company’s Board of Directors approved the acceleration of vesting of all unvested stock options that were outstanding under the 2006 Plan as of the date of the merger. For the year ended December 31, 2014, the Company recorded additional stock-based compensation expense (primarily in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014) of approximately $103,000 associated with the acceleration of vesting of approximately 140,000 affected stock options.

12.	Income Taxes

No provision for income taxes has been recorded due to the net operating losses incurred from inception to date, for which no benefit has been recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2014	2013
Income tax provision (benefit) at statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(6)%	(6)%
Merger transaction costs	6%	-
Change in valuation allowance	37%	39%
Other	(3)%	1%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$5,770	$4,203
Capitalized start up costs	7,751	7,156
Research and development credits	189	162
Accruals and reserves	169	99
Total deferred tax assets	13,879	11,620
Deferred tax liabilities:
Depreciation and amortization	(13)	(11)
Valuation allowance	(13,866)	(11,609)
Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on it past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $2,257,000 and $1,642,000 during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $14,487,000 and $14,475,000 respectively, which expire beginning in the year 2017.

The Company also has federal and California research and development tax credits of approximately $165,000 and $159,000 respectively. The federal research credits will begin to expire in 2027 and the California research and development credits have no expiration date.

The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned net operating losses and research and development credits may be limited.

As of December 31, 2014, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Balance as of the beginning of the year	$83	$83
Additions based upon tax positions related to the current year	14	-
Balance as of the end of the year	$97	$83

If the ending balance of $97,000 of unrecognized tax benefits as of December 31, 2014 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

13.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2014, the Company has purchased 23 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 300,000 shares of common stock at par value. These shares are subject to a right of repurchase by the Company, which lapse over a four-year period. As of December 31, 2012, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $484,000 and $33,000 for goods and services during the years ended December 31, 2014 and 2013, respectively.

14.      Segments and Geographic Information

Revenue from unaffiliated customers by geographic area were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Hong Kong	$43	$-
Japan	40	152
Canada	4	-
Other	3	-
	$90	$152

The Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2014	2013
United States	$60	$98
Canada	21	30
Europe	106	-
	$187	$128

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

15.      Subsequent Events

In January 2015, the Company entered into an amendment to the operating lease agreement for its current office and laboratory facilities which extended the lease term to March 2017. Future minimum payments under the lease, as amended, are as follows:

Year Ending December 31,
2015	$199
2016	229
2017	58
Total minimum lease payments	$486

In February 2015, the Company entered into an amendment to the loan and security agreement dated September 30, 2014, whereby $500,000 of the second tranche was provided to us on February 19, 2015 and the remaining $1 million was subject to (i) evidence acceptable to the lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015 and (ii) documentation or other evidence acceptable to the lender of a prospective equity financing to close by April 15, 2015. On March 16, 2015, we have received an additional $500,000 in connection with a drawdown of funds from the second tranche. Additionally, the amendment modified the third tranche of $1 million to permit the Company to draw down at any time during the period beginning on the date that we have provided evidence acceptable to the lender of positive interim 3-month results from the OUS Clinical Trial until June 30, 2015. The amendment also modifies certain covenants, including, but not limited to, covenants to achieve specified revenue levels, OUS Clinical Trial milestones and capital raising requirements.

In connection with the loan amendment, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the loan agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the loan agreement by (ii) the exercise price of $0.53 per share.