Form 10-Q
period 2015-03-31
VIVEVE MEDICAL, INC.
filed 2015-05-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 15, 2015 the issuer had 50,773,566 shares of common stock, no par value, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION
		25
Item 1.	Legal Proceedings
		25
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$221	$895
Accounts receivable	35	6
Inventory	167	131
Prepaid expenses and other current assets	881	923
Total current assets	1,304	1,955
Property and equipment, net	170	187
Other assets	160	156
Total assets	$1,634	$2,298
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$612	$416
Accrued liabilities	583	223
Note payable	3,500	2,500
Total current liabilities	4,695	3,139
Total liabilities	4,695	3,139
Commitments and contingences (Note 6)
Stockholders’ equity (deficit):
Preferred stock, no par value; unlimited shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of March 31, 2015 and December 31 2014; 18,341,294 shares issued and outstanding as of March 31, 2015 and December 31, 2014	35,548	35,244
Accumulated deficit	(38,609)	(36,085)
Total stockholders’ equity (deficit)	(3,061)	(841)
Total liabilities and stockholders’ equity (deficit)	$1,634	$2,298

(1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$38	$47
Cost of revenue	50	22
Gross profit (loss)	(12)	25

Operating expenses:
Research and development	845	174
Selling, general and administrative	1,577	516
Total operating expenses	2,422	690
Loss from operations	(2,434)	(665)
Interest expense	(83)	(158)
Other income (expense), net	(7)	21
Net loss	$(2,524)	$(802)

Net loss per share:
Basic and diluted	$(0.14)	$(15.20)

Weighted average shares used in computing net loss per common share
Basic and diluted	18,341,294	52,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,524)	$(802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	15
Stock-based compensation	42	13
Fair value of warrants issued to employees for bonuses	244	-
Fair value of warrants issued to service providers	18	-
Revaluation of fair value of warrant liability	-	(21)
Non-cash interest expense	48	123
Changes in assets and liabilities:
Accounts receivable	(29)	-
Inventory	(36)	22
Prepaid expenses and other current assets	(6)	25
Other noncurrent assets	(4)	14
Accounts payable	196	76
Accrued liabilities	360	(39)
Net cash used in operating activities	(1,674)	(574)

Cash flows from financing activities:
Proceeds from note payable	1,000	-
Proceeds from related party convertible bridge notes	-	200
Net cash provided by financing activities	1,000	200
Net decrease in cash and cash equivalents	(674)	(374)

Cash and cash equivalents - beginning of period	895	430
Cash and cash equivalents - end of period	$221	$56

Supplemental disclosure:
Cash paid for interest	$35	$35
Cash paid for income taxes	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Yukon Territory corporation (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Viveve®, Inc., a Delaware corporation (“Viveve”) and PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company (the “Merger”). As of that date, Viveve operates as a wholly-owned subsidiary of the Company and the Company changed its name to Viveve Medical, Inc. Viveve Medical competes in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, retained all its personnel and continues to be headquartered in Sunnyvale, California.

At the effective time of the Merger, the Company divested the ownership of its former operating subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais, which will operate as independent entities going forward under new ownership.

In connection with the Merger, certain outstanding convertible bridge notes in the aggregate principal amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished.

Additionally, warrant liabilities of Viveve for approximately $572,000 were extinguished in connection with the Merger.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve owned by accredited investors were converted into 3,743,282 shares of the Company's common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors of Viveve were entitled to receive approximately $16,000 in exchange for the shares of common stock of Viveve owned by such holders upon closing. Upon the closing of the Merger, an additional 943,596 shares of the Company’s common stock were issued upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Concurrent with the Merger, Viveve Medical completed a private placement for total gross proceeds of approximately $6 million (including the conversion of approximately $1.5 million in outstanding convertible bridge notes). As a result, Viveve Medical issued 11,305,567 shares of common stock (which excludes an additional 101,365 shares of common stock which were not issued as a result of beneficial ownership limitations) and 5-year warrants to purchase up to 940,189 shares of common stock at an exercise price of $0.53 per share.

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Viveve Medical have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future interim period.

2.         Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve and Viveve BV (which was established in January 2015). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During the three months ended March 31, 2015, one customer accounted for 93% of the Company’s revenue. During the three months ended March 31, 2014, three customers accounted for 100% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve® System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of Viveve’s products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan and Europe.

The Company does not provide its customers with a contractual right of return.

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework or replacement of products (at its option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess the need to record a warranty accrual at the time of sale going forward.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2015 and 2014, the Company’s comprehensive loss is the same as its net loss.

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

For the three months ended March 31, 2015 and 2014, the following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2015	2014
Convertible preferred stock	-	195,062,650
Warrants to purchase convertible preferred stock	-	16,680,324
Stock options to purchase common stock	2,905,783	363,413
Warrants to purchase common stock	2,411,071	-
Rights to common stock	566,038	-

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements and disclosures.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014

Accrued professional fees	$269	$117
Accrued clinical trial costs	126	-
Accrued vacation	97	86
Accrued payroll and other related expenses	45	-
Accrued interest	14	-
Other accruals	32	20
Total accrued liabilities	$583	$223

 5.       Note Payable

On September 30, 2014, we entered into a loan and security agreement, as amended on February 19, 2015, pursuant to which we received a term loan in the amount of $5 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000 and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and an additional $1 million was subject to (i) evidence acceptable to the lender of at least 50% enrollment in the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”) no later than March 9, 2015, which has been satisfied, and (ii) when documentation or other evidence acceptable to the lender of a prospective equity financing was provided. On March 16, 2015, we received an additional $500,000 in connection with a drawdown of funds from the second tranche, for a total of $1,000,000 received under the second tranche as of March 31, 2015. The second tranche borrowings in February and March 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00% and 5.06% per annum, respectively. The Company may receive up to $1 million in connection with the third tranche at any time during the period in which it has provided evidence to lender of positive 3-month interim results with respect to the OUS Clinical Trial until June 30, 2015. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. As of March 31, 2015 and December 31, 2014, the note payable had an outstanding balance of $3,500,000 and $2,500,000, respectively, which is recorded as a current liability on the condensed consolidated balance sheets. All borrowings under the agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The loan and security agreement also requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The terms of the loan require that the Company meet certain financial covenants and milestones in connection with the OUS Clinical Trial, including but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of April 15, 2015, subject to postponement until June 30, 2015 by the lender upon achievement of certain other milestones under the loan, as amended, and (c) positive results from the trial as of January 31, 2016. As of March 31, 2015, full enrollment of the OUS Clinical Trial has been achieved. As of March 31, 2015 the Company was in compliance with all covenants of the loan agreement.

In connection with the loan and security agreement, the Company issued a 10-year warrant to the lender for the purchase of 471,698 shares of the Company’s common stock at $0.53 per share. In connection with the loan amendment, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants (see Note 7).

The loan and security agreement with the financial institution contains a material adverse change clause, as defined in the agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the note holder as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2015 (remaining 9 months)	$299
2016	1,473
2017	1,469
2018	609
Total payments	3,850
Less: Amount representing interest	(350)
Present value of obligations	3,500
Less: Notes payable, current portion	3,500
Note payable, noncurrent portion	$-

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the three months ended March 31, 2015 and 2014 was $47,000 and $43,000, respectively.

As of March 31, 2015, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2015 (remaining 9 months)	$168
2016	229
2017	58
Total minimum lease payments	$455

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

Loss Contingencies

The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings in considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its condensed consolidated financial statements.

7.        Common Stock

In conjunction with the 2014 private placement, the Company entered into a Right to Shares Agreement with certain investors. Pursuant to this agreement, 854,989 shares of common stock purchased by the investors were cancelled. The Company is obligated to issue, and the investors have the right to receive up to 956,354 shares of the Company’s common stock, which includes 101,365 shares that were not issued in the private placement due to beneficial ownership limitations. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investors and is non-refundable. The Company is obligated to deliver the shares to the investors within 3 days of the investors’ request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right to Shares Agreement, the Company may be obligated to reimburse the investors in cash for losses that the investors incur as a result of not having access to the shares (the “Buy-In Shares”). In December 2014, certain investors exercised their right to such shares and the Company issued 390,316 shares of common stock. As of March 31, 2015, the Company has reserved, but not issued 566,038 shares of common stock pursuant to the Right to Shares Agreement.

The Company assessed the provisions of the Buy-In Share feature of the Right to Shares Agreements as an embedded derivative and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights to Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights to Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date, December 31, 2014 and March 31, 2015.

Warrants for Common Stock

In connection with the private placement, the Company issued warrants to purchase a total of 940,189 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date.

In connection with the loan and security agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the consolidated balance sheets and will be amortized to interest expense over the loan term. During the three months ended March 31, 2015 and 2014, the Company recorded $48,000 and $0, respectively, of interest expense relating to the debt issuance costs. As of March 31, 2015, the remaining unamortized debt issuance costs were $526,000.

In connection with the loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the loan agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the loan agreement by (ii) the exercise price of $0.53 per share.

In the October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 382,000 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was $15,000 for the three months ended March 31, 2015.

In February 2015, the Company issued common stock warrants to employees for performance bonuses to purchase a total of 605,556 shares of common stock at an exercise price of $0.50 per share. The warrants have a contractual life of ten years and are exercisable immediately. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77.6%, risk free interest rate of 2.14% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015, depending on the department classification of the employee. Stock-based compensation expense related to these warrants was $244,000 for the three months ended March 31, 2015.

In March 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 11,628 shares of common stock at an exercise price of $0.34 per share. The warrant has a contractual life of ten years and is exercisable immediately. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 78.9%, risk free interest rate of 1.94% and a contractual life of ten years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative in the condensed consolidated statements of operations for the three months ended March 31, 2015. Stock-based compensation expense related to these warrants was $3,000 for the three months ended March 31, 2015.

As of March 31, 2015, all of these warrants (2,411,071 shares in total) remain outstanding.

8.       Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the PLC 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the PLC 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by PLC's Board of Directors and approved by its stockholders. As of March 31, 2015, 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 2.11 years.

The 2006 Plan was adopted by the Board of Directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by the Company and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 7.57 years. Additionally, prior to the Merger, the Board of Directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s Common Stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

The 2013 Plan was also adopted by PLC's Board of Directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Administrator”). Under the 2013 Plan, the Company may grant to eligible participants equity awards which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee Directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. There are currently outstanding stock option awards issued from the 2013 Plan covering a total of 2,561,619 shares of the Company’s common stock and there remain reserved for future awards 227,739 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.72 per share, and the remaining contractual term is 9.46 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2015
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	2,291,783	$1.02	9.32
Options granted	635,000	$0.47
Options exercised	-	$-
Options canceled	(21,000)	$1.00
Options outstanding, end of period	2,905,783	$0.90	9.20	$-

Vested and exercisable and expected to vest, end of period	2,664,185	$0.93	9.16	$-

Vested and exercisable, end of period	608,492	$2.16	7.69	$-

As of March 31, 2015, the Company had 227,739 shares available for grant.

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2015.

The options outstanding and exercisable as of March 31, 2015 are as follows (in thousands except share and per share data):

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2015	Price	Term (Years)	March 31, 2015	Price

$0.46	-	$0.47	635,000	$0.47	9.86	-	$-
		$0.60	1,881,476	$0.60	9.50	219,185	$0.60
		$1.24	312,373	$1.24	7.65	312,373	$1.24
$7.00	-	$9.00	57,603	$8.64	2.58	57,603	$8.64
$12.00	-	$18.63	19,081	$15.29	3.07	19,081	$15.29
		$37.00	250	$37.00	2.48	250	$37.00
			2,905,783	$0.90	9.20	608,492	$2.16

Stock-Based Compensation

During the three months ended March 31, 2015, the Company granted stock options to employees to purchase 635,000 shares of common stock with a weighted average grant date fair value of $0.25 per share. Stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014 was $42,000 and $13,000, respectively. As of March 31, 2015, the total unrecognized compensation cost in connection with unvested stock options was approximately $597,000. These costs are expected to be recognized over a period of approximately 3.56 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended
	March 31,
	2015			2014

Expected term (in years)		5			5
Average volatility		62%			67%
Risk-free interest rate	1.29%	-	1.49%	0.80%	-	0.88%
Dividend yield		0%			0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Research and development	$4	$-
Selling, general and administrative	38	13
Total	$42	$13

9.         Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three months ended March 31, 2015 and 2014. The Company expects that its effective tax rate for the full year 2015 will be 0%.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company had a deferred tax asset of approximately $13,900,000 which was fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period. No additional deferred income tax asset has been recorded during the three months ended March 31, 2015.

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $14,487,000 and $14,475,000 available to offset future taxable income, if any, for both federal and California state income tax purposes, respectively. The Company’s federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively, and valuation allowances have been provided, where necessary.

Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 31, 2014, the Company had $97,000 of unrecognized tax benefits, none of which will affect the effective tax rate if recognized due to the valuation allowance.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate during the fiscal year.

The Company files US federal and state returns. All tax years remain open in the jurisdictions, none of which have individual significance.

The Company recognizes interest and/or penalties related to uncertain tax positions as other expense and not tax expense. The Company currently has no interest and penalties related to uncertain tax positions.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2015, the Company has purchased 23 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 300,000 shares of common stock at par value. These shares are subject to a right of repurchase by the Company, which lapse over a four-year period. As of March 31, 2015 and December 31, 2014, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $129,000 and $0 for goods and services during the three months ended March 31, 2015 and 2014, respectively.

11.      Subsequent Events

On April 6, 2015, the Company received the final $500,000 in connection with a drawdown of funds from the second tranche of the term loan, for a total of $1,500,000 received under the second tranche. This portion of the second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at rate of 5.00% per annum.

On May 14, 2015, in connection with the closing of a private placement, we issued an aggregate of 32,432,432 shares of common stock at $0.37 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors.

On May 14, 2015, the Company entered into a second amendment to the loan and security agreement dated September 30, 2014, as amended February 19, 2015, pursuant to which certain milestone and financial covenants were amended. The amendment permits the Company to draw down up to $1,000,000 in connection with the third tranche at any time during the period beginning on the date that we have provided evidence acceptable to the lender of positive interim 3-month results from the OUS Clinical Trial until July 15, 2015. The amendment also extended the milestone covenant requiring evidence of positive 3-month interim data in the OUS Clinical Trial to July 10, 2015.

In connection with the second amendment to the loan and security agreement, the Company issued a warrant to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Quarterly Report. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors”.

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and its wholly-owned subsidiary, Viveve, Inc.

We design, develop, manufacture and market medical devices for the non-invasive treatment of vaginal introital laxity. Vaginal laxity occurs in many women as a result of natural childbirth, during which the vaginal opening, or introitus, is over-stretched and fails to return to its pre-childbirth state. Vaginal laxity can often cause decreased sexual function and satisfaction in women. The Viveve Treatment is a non-invasive solution for vaginal laxity that is performed in less than 30 minutes, in a physician’s office, and does not require the use of anesthesia. The Viveve System uses patented monopolar radiofrequency, or RF, energy to generate low temperature heat. The vaginal mucosa is simultaneously cooled while this non-ablative heat is delivered into the submucosal layer. The RF energy stimulates the formation of collagen and causes the collagen fibers to remodel thereby tightening the submucosal tissue of the vaginal introitus. The RF stimulation causes subtle alterations in the collagen that can renew the tissue and further tighten the vaginal introitus over the next one to three months following treatment (the “Viveve Treatment”) and lead to increased sexual function as shown by the results of our clinical trials. The Viveve Treatment provides patients suffering from vaginal laxity and decreased sexual function a non-invasive alternative to surgical procedures, which in contrast, can cost up to tens of thousands of dollars and involve weeks of recovery. The tissue tightening effect caused from the application of RF energy has been demonstrated by our own pre-clinical and clinical. The technology underlying the Viveve System is identical to the technology underlying the Thermage System, except for certain system modifications required for use in a different indication than that used by the Thermage System.

The Viveve System is currently being offered for distribution for use by physicians in 12 countries throughout Canada, China, Japan, Europe and Southeast Asia. Experienced OBGYN physicians who use the Viveve System provide initial training for new physicians on its proper use, and our sales consultants and distributors maintain frequent interactions with customers to promote repeat sales of our single-use treatment tips. As of the date of this filing, we have sold one Viveve System in Canada and placed three systems under a beta site program that we anticipate may convert to sales in 2015. As of the date of this filing, we have also sold two Viveve Systems in Hong Kong, five Viveve Systems in Japan, one Viveve System in Europe, three Viveve Systems in Southeast Asia and 460 single-use treatment tips.

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

Recent Events

  On September 23, 2014, we completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of Viveve Medical, Inc. (formerly PLC Systems Inc.) with and into Viveve, Inc., a Delaware corporation (the “Merger”). In connection with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. and Viveve, Inc. is operating as the wholly-owned subsidiary of Viveve Medical.  As a result of the reverse acquisition resulting from the Merger, Viveve, Inc. is considered the accounting acquirer in the Merger and the assets and liabilities and the historical operations that are reflected in our financial statements are those of Viveve, Inc. Therefore, the historical financial data of Viveve, Inc. is deemed to be our historical financial data.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve, Inc. were converted into 3,743,282 shares of the Viveve Medical, Inc.’s common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors were entitled to receive approximately $16,500 upon closing.

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

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (“Loan Agreement”), with Square 1 Bank (the “Lender”) pursuant to which we received a term loan in the amount of $5 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1,500,000. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the randomized, blinded and sham-controlled clinical trial initiated by the Company in Europe and Canada which is designed to demonstrate the efficacy of the Viveve Treatment versus a sham controlled procedure for the treatment of vaginal introital laxity (the “OUS Clinical Trial”), including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. The Company may receive up to $1 million in connection with the third tranche at any time during the period in which it has provided evidence to the Lender of positive 3-month interim results with respect to the OUS Clinical Trials until July 15, 2015. Interest accrues at a fixed per annum rate equal to the Basic Rate, as defined in the Loan Agreement, in effect on the date of any tranche 1 advance or tranche 2 advance, respectively, plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 5.0% per annum. Interest accrues on each tranche 3 advance at a fixed per annum rate equal to the Base Rate, as defined in the Loan Agreement, in effect on the date of the tranche 3 advance plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 6.5% per annum. Each advance is due to be repaid 42 months after the date of the advance (the “Term Loan Maturity Date.”) Interest only is due and payable monthly during the first 12 months of the loan term (the “Interest Only Period”). The principal balance of each advance that is outstanding at the end of the applicable Interest Only Period must be paid in 30 equal monthly installments of principal, plus all accrued interest, beginning on the first day of the first month following the end of the Interest Only Period, and continuing on the same day of each month thereafter through the Term Loan Maturity Date, at which time all amounts outstanding in connection with any advance shall be immediately due and payable. The failure to satisfy the conditions to draw down on the third tranche of the term loan, and an inability to renegotiate the terms of the loan with the lender to permit a drawdown of the funds in the event such conditions are not satisfied could have a material adverse effect on the Company and its operations.

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

Plan of Operation

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

We are using the net proceeds received from the private placement to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that we will continue to require funds to fully implement our plan of operation. The net proceeds of approximately $4.2 million received from the September 2014 private placement, together with our debt financing of up to $5 million and net proceeds of approximately $11.1 million received in connection with sales of our common stock subsequent to the quarter ended March 31, 2015, are expected to be sufficient to fund our activities for the next twelve months. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934. We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be less than $250,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this quarterly report, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

 Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Revenue	$38	$47	$(9)	(19)%

We recorded revenue of $38,000 for the three months ended March 31, 2015 as compared to revenue of $47,000 for the three months ended March 31, 2014, a decrease of $9,000 or approximately 19%. The decrease in revenue during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily a result of limited commercial inventory available for sales as the majority of inventory was utilized for our OUS Clinical Trial and production slowed down during the second half of 2014 as a result of funding constraints.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Research and development	$845	$174	$671	386%

Research and development expense totaled $845,000 for the three months ended March 31, 2015, compared to research and development expense of $174,000 for the three months ended March 31, 2014, an increase of $671,000 or approximately 386%. Spending on research and development primarily increased in the first quarter of 2015 due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a post market study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. We also had increased engineering work with our contract manufacturer related to product improvement efforts in 2015 and additional stock-based compensation expense primarily due to performance-based bonuses for employees.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Selling, general and administrative	$1,577	$516	$1,061	206%

Selling, general and administrative expenses totaled $1,577,000 for the three months ended March 31, 2015, compared to $516,000 for the three months ended March 31, 2014, an increase of $1,061,000 or approximately 206%. The increase in selling, general and administrative expenses in 2015 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the first quarter of 2015 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense primarily due to performance-based bonuses for employees and new stock options granted to existing employees in connection with the Merger. In contrast, selling, general and administrative expenses were lower in 2014 due to funding constraints.

Interest expense

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Interest expense	$83	$158	$(75)	(47)%

During the three months ended March 31, 2015, we had interest expense of $83,000 as compared to $158,000 for the three months ended March 31, 2014. The decrease of $75,000, or approximately 47%, resulted primarily from interest expense during the first quarter of 2014 on our convertible bridge notes. In connection with the Merger, these convertible promissory notes were extinguished.

Other income (expense), net

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Other income (expense), net	$(7)	$21	$(28)	(133)%

During the three months ended March 31, 2015 we had other expense, net, of $7,000 as compared to other income, net, of $21,000 for the three months ended March 31, 2014. The decrease of $28,000, or approximately 133%, was primarily attributable to mark-to-market adjustments in the first quarter of 2014 associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities. The warrants were extinguished in connection with the Merger.

Liquidity and Capital Resources

Three Months Ended March 31, 2015

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

We completed the Merger on September 23, 2014. Concurrent with the Merger, we completed the private placement described above, raising total gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The proceeds were partially offset by costs of $296,000 related to the private placement.

On September 30, 2014, we entered into the Loan Agreement, as amended on February 19, 2015 and May 14, 2015, pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million was subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015, which has been satisfied, and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing. On March 16, 2015 and April 6, 2015, we have received an additional $500,000 in connection with a drawdown of funds from the second tranche, for a total of $1,500,000 received under the second tranche. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the OUS Clinical Trial, including but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, as amended, and (c) positive results from the trial as of January 31, 2016. As of March 31, 2015, full enrollment of the OUS Clinical Trial has been achieved. The Company may receive up to $1 million in connection with the third tranche at any time during the period in which it has provided evidence to Lender of positive 3-month interim results with respect to the OUS Clinical Trial until July 15, 2015. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. The failure to satisfy the conditions to draw down on the third tranche of the term loan, and an inability to renegotiate the terms of the loan with the Lender to permit a drawdown of the funds in the event such conditions are not satisfied could have a material adverse effect on the Company and its operations.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Net cash used in operating activities	$(1,674)	$(574)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,000	200
Net decrease in cash and cash equivalents	$(674)	$(374)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $1,674,000 for the three months ended March 31, 2015 compared to $574,000 used for the three months ended March 31, 2014. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2015 consisted of a net loss of $2,524,000 adjusted for non-cash expenses including depreciation and amortization of $17,000, stock-based compensation of $42,000, fair value of warrants issued to employees for performance bonuses of $244,000, fair value of warrants issued to service providers of $18,000 (primarily related to nonemployee contractors), non-cash interest expense of $48,000, and changes in operating assets and liabilities of $481,000. Net cash used during the three months ended March 31, 2014 consisted of a net loss of $802,000 adjusted for non-cash expenses including depreciation and amortization of $15,000, stock-based compensation of $13,000, gain of $21,000 from the revaluation of the warrant liability, non-cash interest expense of $123,000, and changes in operating assets and liabilities of $98,000.

Investing Activities

Net cash used in investing activities during each of the three months ended March 31, 2015 and 2014 was $0. Net cash used in investing activities is typically for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during three months ended March 31, 2015 was $1,000,000, which was the result of proceeds from the drawdown of funds from the second tranche of the term loan. Cash provided by financing activities during the three months ended March 31, 2014 was $200,000, which was the result of proceeds from the issuance of related party convertible bridge notes which were extinguished in connection with the Merger.

Subsequent to the quarter ended March 31, 2015, in connection with the closing of a private placement, we issued an aggregate of 32,432,432 shares of common stock at $0.37 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of March 31, 2015, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancelable operating lease obligations	$455	$168	$287	$-	$-
Debt obligations (including interest)	3,850	299	2,942	609
Total	$4,305	$467	$3,229	$609	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2015, we have purchased 23 units. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

As described above, on September 30, 2014, the Company entered into a loan and security agreement pursuant to which we received a term loan in the amount of $5 million, which will be funded in 3 tranches. The first tranche of $2.5 million was provided to the Company on October 1, 2014. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. In February 2015, the Company entered into an amendment to the loan and security agreement whereby $500,000 of the second tranche was provided to us on February 19, 2015. This portion of the second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00% per annum. On March 16, 2015, the Company received an additional $500,000 in connection with a drawdown of funds from the second tranche. This portion of the second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at rate of 5.06% per annum. On April 6, 2015, the Company received the final $500,000 in connection with a drawdown of funds from the second tranche. This final portion of the second tranche borrowing is repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at rate of 5.00% per annum.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on March 16, 2015, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements and disclosures.

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

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.       CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A.     RISK FACTORS

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On February 17, 2015, as performance-based compensation for the 2014 calendar year, the Company issued ten-year warrants to purchase up to an aggregate of 605,556 shares of common stock to its employees. The warrants were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to employees that had access to substantially the same information as would have been included in a registration statement and we did not engage in any form of general solicitation or general advertising in making the offering.

On March 26, 2015, as performance-based compensation for the 2014 calendar year, the Company issued a ten-year warrant to purchase up to 11,628 shares of common stock to a consultant. The warrant was issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder inasmuch as the securities were offered and sold to a consultant that had access to substantially the same information as would have been included in a registration statement and we did not engage in any form of general solicitation or general advertising in making the offering.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Private Placement

On May 14, 2015, Viveve Medical, Inc., a Yukon Territory corporation (the “Company”), completed the private placement of 32,432,432 shares of common stock, no par value (the “Shares”), for gross proceeds of approximately $12,000,000 (the “Private Placement”), to twenty (20) accredited investors (the “Purchasers”) pursuant to the terms of a Securities Purchase Agreement, by and among the Company and the Purchasers, dated as of May 12, 2015 (the “Securities Purchase Agreement”). The placement agent received cash commissions equal to approximately $840,000 representing 7% of the gross proceeds received from the Private Placement. The net proceeds to the company after the deduction placement agent commissions and other expenses were approximately $11,100,000.

In connection with the Private Placement, the Company entered into a Registration Rights agreement with the Purchasers pursuant to which the Company agreed to register the Shares on a registration statement to be filed with the Securities and Exchange Commission (the “Registration Statement”) within forty-five (45) days after the closing of the Offering (the “Filing Date”) and use its commercially reasonable efforts to cause the Registration Statement to be declared effective within ninety (90) days after the Filing Date (the “Effectiveness Date”). If the Company (i) does not file the Registration Statement by the Filing Date, (ii) does not obtain effectiveness of the Registration Statement by the Effectiveness Date or (iii) allows certain lapses in effectiveness (each an “Event”), the Company is obligated to pay to the Purchasers liquidated damages equal to 1.5% of the original subscription amount paid by the Purchasers upon the occurrence of an Event and for every thirty (30) days after the occurrence of an Event until cured. In addition, the Company entered into a letter agreement with the lead investor Stonepine Capital, L.P. (“Stonepine”) pursuant to which Stonepine received the right to designate one director to the board for so long as it owns at least 15% of the outstanding common stock of the Company.

The Shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In determining that the issuance of the Shares qualified for an exemption under Rule 506 of Regulation D, the Company relied on the following facts: (i) all of the Purchasers were accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act and (ii) the Company did not use any form of general solicitation or advertising to offer the Shares.

The foregoing summary of the transactions contemplated by the Securities Purchase Agreement, the Registration Rights Agreement and the Letter Agreement do not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Securities Purchase Agreement, the Registration Rights Agreement and the Letter Agreement, which are attached as Exhibits 10.6, 10.7and 10.8 hereto, and which are incorporated herein by reference.

Square 1 Loan Amendment

On May 14, 2015, the Company entered into a second amendment (the “Amendment”) to that certain loan and security agreement dated September 30, 2014, as amended February 19, 2015, with Square 1 Bank (the “Lender”) pursuant to which certain milestone and financial covenants were amended. The Amendment permits the Company to draw down up to $1,000,000 in connection with the third tranche at any time during the period beginning on the date the Company has provided evidence acceptable to the lender of positive interim 3-month results from the OUS Clinical Trial until July 15, 2015. The Amendment also extended the milestone covenant requiring evidence of positive 3-month interim data in the OUS Clinical Trial to July 10, 2015.

In connection with the Amendment, the Company issued a warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share (the “Warrant”). The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date.

The Warrant was issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The issuance of the Warrant qualified for an exemption under Section 4(a)(2) in asmuch as the Lender is an accredited investor and the Company did not engage in any form of general solicitation or general advertising in conjunction with the issuance of the Warrant.

ITEM 6.      EXHIBITS

Exhibit Number	Document
4.1	First Amendment to Warrant to Purchase Stock, dated February 19, 2015, between Viveve, Inc. and Square 1 Bank (1)

4.2	Warrant to Purchase Common Stock, dated May 14, 2015 between Viveve Medical, Inc. and Square 1 Bank*

4.3*	Amended and Restated Warrant to Purchase Stock, dated May 14, 2015.

10.1*	First Amendment to Lease Agreement, dated January 2015.

10.2	First Amendment to Loan and Security Agreement, dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (1)

10.3	Second Amendment to Loan & Security Agreement, dated May 14, 2015 between Viveve, Inc, and Square 1 Bank*

10.4	Amended and Restated Warrant to Purchase Stock, dated May 14, 2015 between Viveve Medical, Inc. and Square 1 Financial, Inc.*

10.5	First Amendment to Registration Rights Agreement, dated February 19, 2015 (1)

10.6	Form of Securities Purchase Agreement, dated May 12, 2015, by and between Viveve Medical, Inc, and the Purchasers.*

10.7	Form of Registration Rights Agreement, dated May 12, 2015, by and between Viveve Medical, Inc. and the Purchasers.*

10.8*	Letter Agreement by and between Viveve Medical, Inc. and Stonpine Capital, L.P.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

10.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

     * Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2015	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial Officer and Principal Accounting Officer