Form 10-Q
period 2015-06-30
VIVEVE MEDICAL, INC.
filed 2015-08-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 the issuer had 51,345,640 shares of common stock, no par value, outstanding.

TABLE OF CONTENTS

Note About Forward-Looking Statements

PART I	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION
		28
Item 1.	Legal Proceedings
		28
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

SIGNATURES		47

 NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Viveve Medical," the "Company," "we," "us," and "our" in this document refer to Viveve Medical, Inc., a Yukon Territory corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,362	$895
Accounts receivable	-	6
Inventory	337	131
Prepaid expenses and other current assets	1,729	923
Total current assets	10,428	1,955
Property and equipment, net	172	187
Other assets	153	156
Total assets	$10,753	$2,298
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$612	$416
Accrued liabilities	992	223
Note payable	4,000	2,500
Total liabilities	5,604	3,139
Commitments and contingences (Note 6)
Stockholders’ equity (deficit):
Preferred stock, no par value; unlimited shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of June 30, 2015 and December 31 2014; 51,339,764 and 18,341,294 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	46,764	35,244
Accumulated deficit	(41,615)	(36,085)
Total stockholders’ equity (deficit)	5,149	(841)
Total liabilities and stockholders’ equity (deficit)	$10,753	$2,298

(1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$73	$-	$111	$47
Cost of revenue	53	3	103	25
Gross profit (loss)	20	(3)	8	22

Operating expenses:
Research and development	1,086	194	1,931	368
Selling, general and administrative	1,821	779	3,398	1,295
Total operating expenses	2,907	973	5,329	1,663
Loss from operations	(2,887)	(976)	(5,321)	(1,641)
Interest expense	(105)	(176)	(188)	(334)
Other income (expense), net	(14)	21	(21)	42
Net loss	$(3,006)	$(1,131)	$(5,530)	$(1,933)

Net loss per share:
Basic and diluted	$(0.08)	$(21.43)	$(0.20)	$(36.63)

Weighted average shares used in computing net loss per common share
Basic and diluted	35,440,988	52,768	26,985,096	52,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,530)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	29
Stock-based compensation	90	30
Fair value of warrants issued to employees for bonuses	244	-
Fair value of warrants issued to service providers	136	-
Revaluation of fair value of warrant liability	-	(43)
Non-cash interest expense	102	264
Changes in assets and liabilities:
Accounts receivable	6	-
Inventory	(226)	40
Prepaid expenses and other current assets	(898)	(15)
Other noncurrent assets	3	14
Accounts payable	196	237
Accrued liabilities	769	22
Net cash used in operating activities	(5,072)	(1,355)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(106)
Net cash used in investing activities	(1)	(106)

Cash flows from financing activities:
Net cash proceeds from issuance of common stock in connection with private placement offering	11,040	-
Proceeds from note payable	1,500	-
Proceeds from related party convertible bridge notes	-	1,250
Net cash provided by financing activities	12,540	1,250
Net increase (decrease) in cash and cash equivalents	7,467	(211)

Cash and cash equivalents - beginning of period	895	430
Cash and cash equivalents - end of period	$8,362	$219

Supplemental disclosure:
Cash paid for interest	$85	$70
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Transfer of equipment between inventory and property and equipment	$20	$-
Issuance of warrant in connection with note payable	$10	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems Inc.), a Yukon Territory corporation (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Viveve®, Inc., a Delaware corporation (“Viveve”) and PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company (the “Merger”). As of that date, Viveve operates as a wholly-owned subsidiary of the Company and the Company changed its name from PLC Systems Inc. to Viveve Medical, Inc. Viveve Medical competes in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, retained all its personnel and continues to be headquartered in Sunnyvale, California.

At the effective time of the Merger, the Company divested the ownership of its former operating subsidiaries, PLC Medical Systems, Inc. and PLC Systemas Medicos Internacionais, which, following the Merger, operate as independent entities under new ownership.

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

Concurrent with the Merger, Viveve Medical completed a private placement for total gross proceeds of approximately $6 million (including the conversion of approximately $1.5 million in outstanding convertible bridge notes) (the “September 2014 Offering”). As a result, Viveve Medical issued 11,305,567 shares of common stock (which excludes an additional 101,365 shares of common stock which were not issued as a result of beneficial ownership limitations) and 5-year warrants to purchase up to 940,189 shares of common stock at an exercise price of $0.53 per share.

On May 14, 2015, in connection with the closing of a private placement (the “May 2015 Offering”), Viveve Medical issued an aggregate of 32,432,432 shares of common stock at $0.37 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $11,040,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future interim period.

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

The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the Viveve System are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

During the three months ended June 30, 2015, five customers accounted for 97% of the Company’s revenue. During the six months ended June 30, 2015, four customers accounted for 90% of the Company’s revenue. During the three and six months ended June 30, 2014, three customers accounted for 100% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve® System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, Middle East and Southeast Asia.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2015 and 2014, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	June 30,
	2015	2014
Convertible preferred stock	-	195,062,650
Warrants to purchase convertible preferred stock	-	16,680,324
Stock options to purchase common stock	3,005,783	339,742
Warrants to purchase common stock	2,864,823	-

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014

Accrued clinical trial costs	$323	$-
Accrued professional fees	242	117
Accrued bonuses	169	-
Customer advance payments	108	-
Accrued vacation	95	86
Other accruals	55	20
Total accrued liabilities	$992	$223

 5.       Note Payable

 On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (collectively, the “Loan Agreement”), pursuant to which we received a term loan in the amount of $5 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000 and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on each of February 19, 2015, March 16, 2015 and April 6, 2015. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The Company may receive up to $1 million in connection with the third tranche at any time during the period in which it has provided evidence to the lender of positive 3-month interim results with respect to the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”) until July 15, 2015. (See Note 11.) Interest accrues on each third tranche advance at a fixed per annum rate, as defined in the Loan Agreement, not in any case less than 6.5% per annum. Each third tranche advance is due to be repaid 42 months after the date of the advance. Interest only is due and payable monthly during the first 12 months of the loan term and then 30 equal monthly installments of principal and interest. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. As of June 30, 2015 and December 31, 2014, the note payable had an outstanding balance of $4 million and $2.5 million, respectively, which is recorded as a current liability on the condensed consolidated balance sheets. All borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Loan Agreement also requires that the Company comply with certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. As of June 30, 2015, the Company was in compliance with all covenants of the Loan Agreement.

In connection with the Loan Agreement, the Company issued a 10-year warrant to the lender for the purchase of 471,698 shares of the Company’s common stock at $0.53 per share. In connection with the first loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants. In connection with the second loan amendment in May 2015, the Company issued a second 10-year warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. (See Note 7.)

The Loan Agreement with the financial institution contains a material adverse change clause, as defined in the agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the note holder as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2015 (remaining 6 months)	$268
2016	1,662
2017	1,681
2018	745
Total payments	4,356
Less: Amount representing interest	(356)
Present value of obligations	4,000
Less: Notes payable, current portion	4,000
Note payable, noncurrent portion	$-

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the three months ended June 30, 2015 and 2014 was $55,000 and $43,000, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $101,000 and $86,000, respectively.

As of June 30, 2015, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2015 (remaining 6 months)	$112
2016	229
2017	58
Total minimum lease payments	$399

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

7.        Common Stock

In conjunction with the September 2014 Offering, the Company entered into a Right to Shares Agreement with certain investors. Pursuant to this agreement, 854,989 shares of common stock purchased by the investors in the September 2014 Offering were cancelled. The Company is obligated to issue, and the investors have the right to receive up to 956,354 shares of the Company’s common stock, which includes 101,365 shares that were not issued in the September 2014 Offering due to beneficial ownership limitations. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investors and is non-refundable. The Company is obligated to deliver the shares to the investors within 3 days of the investors’ request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right to Shares Agreement, the Company may be obligated to reimburse the investors in cash for losses that the investors incur as a result of not having access to the shares (the “Buy-In Shares”). In December 2014, certain investors exercised their right to such shares and the Company issued 390,316 shares of common stock. In June 2015, certain investors exercised their right to such shares and the Company issued 566,038 shares of common stock. As of June 30, 2015, there were no additional shares issuable or reserved pursuant to the Rights to Shares Agreement.

The Company assessed the provisions of the Buy-In Share feature of the Right to Shares Agreements as an embedded derivative and has concluded that the feature meets the definition of a derivative and is not clearly and closely related to the Rights to Shares equity host agreement. The Buy-In Shares feature has been bifurcated from the Rights to Shares agreement and accounted for separately. The value of this feature was nominal as of the issuance date, December 31, 2014 and June 30, 2015.

On May 14, 2015, in connection with the closing of the May 2015 Offering, we issued an aggregate of 32,432,432 shares of common stock at $0.37 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $11,040,000.

Warrants for Common Stock

As of June 30, 2015, outstanding warrants to purchase an aggregate of 2,864,823 shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$0.53	940,189
September 2014	Common Shares	September 30, 2024	$0.53	471,698
October 2014	Common Shares	October 13, 2019	$0.53	237,000
October 2014	Common Shares	October 31, 2019	$0.53	11,250
November 2014	Common Shares	November 19, 2019	$0.53	100,000
February 2015	Common Shares	February 17, 2025	$0.50	605,556
March 2015	Common Shares	March 26, 2025	$0.34	11,628
May 2015	Common Shares	May 12, 2025	$0.53	289,827
May 2015	Common Shares	May 14, 2025	$0.37	25,000
May 2015	Common Shares	May 17, 2020	$0.53	172,675
				2,864,823

In connection with the September 2014 Offering, the Company issued warrants to purchase a total of 940,189 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date.

In connection with the Loan Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the consolidated balance sheets and will be amortized to interest expense over the loan term. During the three and six months ended June 30, 2015, the Company recorded $47,000 and $94,000, respectively, of interest expense relating to the debt issuance costs. As of June 30, 2015, the remaining unamortized debt issuance costs were $479,000.

In connection with the first loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price of $0.53 per share.

In October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 382,000 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable in whole or in part, either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was $6,000 and $13,000 for the three and six months ended June 30, 2015, respectively. A total of 33,750 shares issuable pursuant to these warrants were cancelled in May 2015 as the milestones related to these shares were not achieved.

In February 2015, the Company issued common stock warrants to employees for performance bonuses to purchase a total of 605,556 shares of common stock at an exercise price of $0.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77.6%, risk free interest rate of 2.14% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015, depending on the department classification of the employee. The Company recorded zero and $244,000 of stock-based compensation expense related to these warrants in the three and six months ended June 30, 2015, respectively.

In March 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 11,628 shares of common stock at an exercise price of $0.34 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 78.9%, risk free interest rate of 1.94% and a contractual life of ten years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative in the condensed consolidated statements of operations for the three months ended March 31, 2015. The Company recorded zero and $3,000 of stock-based compensation expense related to these warrants in the three and six months ended June 30, 2015.

In May 2015, the Company issued common stock warrants to nonemployee contractors to purchase a total of 289,827 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.28% and a contractual life of ten years. The fair value of the warrants were recorded as professional consulting fees, which are included in selling, general and administrative in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. Stock-based compensation expense related to these warrants was $73,000 for the three and six months ended June 30, 2015.

In conjunction with the second loan amendment in May 2015, the Company issued a warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $10,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.23% and a contractual life of ten years. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the condensed consolidated balance sheets and will be amortized to interest expense over the period from the date of issuance to the end of the extended period to draw down the additional funds in connection with the third tranche or July 15, 2015. During the three and six months ended June 30, 2015, the Company recorded $8,000 of interest expense relating to the debt issuance costs. As of June 30, 2015, the remaining unamortized debt issuance costs were $2,000.

In May 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 172,675 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of five years and is exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 64.4%, risk free interest rate of 1.54% and a contractual life of five years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative in the condensed consolidated statements of operations for the three months ended June 30, 2015. Stock-based compensation expense related to these warrants was $38,000 and $47,000 for the three and six months ended June 30, 2015, respectively.

8.       Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s 2013 Stock Option and Incentive Plan, as amended (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of June 30, 2015, 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 1.86 years.

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. At the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 7.32 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant to eligible participants equity awards which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee Directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. As of June 30, 2015, there are outstanding stock option awards issued from the 2013 Plan covering a total of 2,661,619 shares of the Company’s common stock and there remain reserved for future awards 127,739 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.70 per share, and the remaining contractual term is 9.24 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2015
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	2,291,783	$1.02	9.32	$-
Options granted	735,000	$0.45
Options exercised	-	$-
Options canceled	(21,000)	$1.00
Options outstanding, end of period	3,005,783	$0.88	8.98	$764,669

Vested and exercisable and expected to vest, end of period	2,784,084	$0.91	8.95	$82,195

Vested and exercisable, end of period	718,086	$1.93	7.72	$697,679

 The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2015.

 The options outstanding and exercisable as of June 30, 2015 are as follows (in thousands except share and per share data):

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
	Outstanding	Average	Remaining	Exercisable	Average
Range of	as of	Exercise	Contractual	as of	Exercise
Exercise Prices	June 30, 2015	Price	Term (Years)	June 30, 2015	Price

$0.33	100,000	$0.33	9.87	-	$-
$0.46 - $0.47	635,000	$0.47	9.61	-	$-
$0.60	1,881,476	$0.60	9.25	328,779	$0.60
$1.24	312,373	$1.24	7.40	312,373	$1.24
$7.00 - $9.00	57,603	$8.64	2.33	57,603	$8.64
$12.00 - $18.63	19,081	$15.29	2.82	19,081	$15.29
$37.00	250	$37.00	2.24	250	$37.00
	3,005,783	$0.88	8.98	718,086	$1.93

Stock-Based Compensation

During the three months ended June 30, 2015, the Company granted stock options to employees to purchase 100,000 shares of common stock with a weighted average grant date fair value of $0.18 per share. During the six months ended June 30, 2015, the Company granted stock options to employees to purchase 735,000 shares of common stock with a weighted average grant date fair value of $0.24 per share. The Company did not grant any stock options to employees during the three and six months ended June 30, 2014. Stock-based compensation expense recognized during the three months ended June 30, 2015 and 2014 was $48,000 and $17,000, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2015 and 2014 was $90,000 and $30,000, respectively. As of June 30, 2015, the total unrecognized compensation cost in connection with unvested stock options was approximately $592,000. These costs are expected to be recognized over a weighted average period of approximately 3.33 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015

Expected term (in years)	5	5
Average volatility	64%	62% - 64%
Risk-free interest rate	1.58%	1.29% - 1.58%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Research and development	$4	$-	$8	$-
Selling, general and administrative	44	17	82	30
Total	$48	$17	$90	$30

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2015 and 2014. The Company expects that its effective tax rate for the full year 2015 will be 0%.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company had a deferred tax asset of approximately $13,900,000 which was fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period. No additional deferred income tax asset has been recorded during the three months ended June 30, 2015.

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

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2015, the Company has purchased 23 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 300,000 shares of Viveve’s common stock at par value (2,415 shares of the Company’s common stock post-Merger based on the exchange ratio of 0.0080497). These shares are subject to a right of repurchase by the Company, which lapse over a four-year period. As of June 30, 2015 and December 31, 2014, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $1,211,000 and $163,000 for goods and services during the six months ended June 30, 2015 and 2014, respectively.

11.      Subsequent Events

In connection with the Loan Agreement, the Company provided evidence to the lender of positive 3-month interim results with respect to the OUS Clinical Trial and on July 15, 2015 we received the final $1,000,000 drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at a rate of 6.56% per annum.

 On July 22, 2015, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 3,111,587 shares to a total of 10,100,000 shares.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

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

The Viveve System is currently being offered by 12 distributors for use by physicians in 32 countries throughout the world.

REGION	COUNTRIES
North America	Canada
Europe	Armenia, Austria, Belarus, Belgium, Germany, Ireland, Kazakhstan, Luxembourg, The Netherlands, The Russian Federation, Spain, Switzerland, United Kingdom

Asia Pacific	Japan, Singapore, Malaysia, Vietnam, Brunei, Taiwan, Thailand, S. Korea
Middle East	United Arab Emirates, Saudi Arabia, Lebanon, Kuwait, Bahrain, Qatar, Oman, Jordan, Iraq, Egypt

As of the date of this filing, we have sold 16 Viveve Systems and approximately 890 single-use treatment tips in countries outside of the U.S.

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

Reverse Acquisition and Recent Events

  On September 23, 2014, we completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company with and into Viveve, Inc., a Delaware corporation (the “Merger”). In connection with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. and Viveve, Inc. is operating as a wholly-owned subsidiary of the Company.  As a result of the reverse acquisition resulting from the Merger, Viveve, Inc. is considered the accounting acquirer in the Merger and the assets and liabilities and the historical operations that are reflected in our financial statements are those of Viveve, Inc. Therefore, the historical financial data of Viveve, Inc. is deemed to be our historical financial data.

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

As a condition to and upon the closing of the Merger, an aggregate amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished pursuant to the terms and conditions of a Convertible Note Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP, a Convertible Note Termination Agreement, dated May 9, 2014 (collectively, the “5AM Note Termination Agreements”), by and between Viveve, Inc. and 5AM Ventures II, LP (together with 5AM Co-Investors II, LP, the “5AM Parties”) and a Convertible Note Exchange Agreement, dated May 9, 2014 (the “GBS Note Exchange Agreement”) by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (“GBS”). In accordance with the terms and conditions of the 5AM Note Termination Agreements, the 5AM Parties acknowledged and agreed that the benefits received from the closing of the Merger, including the portion of the merger consideration issued to the 5AM Parties as shareholders of Viveve, Inc. in accordance with the terms of the merger agreement, was full and fair consideration to cancel or extinguish all principal and interest underlying the notes held by such holders. Pursuant to the terms of the Note Exchange Agreement, GBS agreed to cancel and extinguish all principal and interest underlying the notes held by GBS in exchange for a warrant to acquire such number of shares of common stock of the Company equal to 5% of the issued and outstanding common stock of the Company following the effective date of the Merger (the “GBS Warrant”). Upon the closing of the Merger, the Company issued an aggregate of 943,596 shares of common stock to GBS upon the automatic conversion of the warrant.

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

Concurrent with the consummation of the Merger, we completed a private placement (the “September 2014 Offering”) of 11,406,932 shares of our common stock (of which 11,305,567 shares of our common stock were issued at the closing as a result of beneficial ownership limitations), together with five-year warrants for the purchase of up to 940,189 shares of common stock, at an exercise price of $0.53 per share, for gross proceeds of approximately $6,000,000, which included the conversion of $1,500,000 of convertible notes. The price per unit was $0.53 per share.

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (collectively the “Loan Agreement”), with Square 1 Bank (the “Lender”) pursuant to which we received a term loan in the amount of $5 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1,500,000. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the randomized, blinded and sham-controlled clinical trial initiated by the Company in Europe and Canada which is designed to demonstrate the efficacy of the Viveve Treatment versus a sham controlled procedure for the treatment of vaginal introital laxity (the “OUS Clinical Trial”), including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. Additionally, the Company provided evidence to Lender of positive 3-month interim results with respect to the OUS Clinical Trial and on July 15, 2015 we received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche. Interest accrues at a fixed per annum rate equal to the Basic Rate, as defined in the Loan Agreement, in effect on the date of any tranche 1 advance or tranche 2 advance, respectively, plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 5.0% per annum. Interest accrues on each tranche 3 advance at a fixed per annum rate equal to the Base Rate, as defined in the Loan Agreement, in effect on the date of the tranche 3 advance plus the Applicable Margin, as defined in the Loan Agreement, not in any case less than 6.5% per annum. Each advance is due to be repaid 42 months after the date of the advance (the “Term Loan Maturity Date.”) Interest only is due and payable monthly during the first 12 months of the loan term (the “Interest Only Period”). The principal balance of each advance that is outstanding at the end of the applicable Interest Only Period must be paid in 30 equal monthly installments of principal, plus all accrued interest, beginning on the first day of the first month following the end of the Interest Only Period, and continuing on the same day of each month thereafter through the Term Loan Maturity Date, at which time all amounts outstanding in connection with any advance shall be immediately due and payable. As of June 30, 2015 and the date of this filing, the outstanding term loan principal balance was $4 million and $5 million, respectively.

In connection with the terms of the Loan Agreement, we entered into the Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property and issued a 10-year warrant to the Lender for the purchase of 471,698 shares of the Company’s common stock at an exercise price of $0.53 per share (the “Warrant”), such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price $0.53 per share (the “Amended Warrant”). In connection with the second amendment to the Loan Agreement in May 2015, the Company issued a second 10-year warrant to the Lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share.

On May 14, 2015, we completed a private offering (the “May 2015 Offering”) pursuant to which we sold 32,432,432 shares of common stock, no par value, for gross proceeds of approximately $12,000,000, to 20 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of May 12, 2015. The net proceeds from the May 2015 Offering was approximately $11,040,000.

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

We are using the net proceeds of approximately $4.2 million received from the September 2014 Offering, together with our debt financing of $5.0 million pursuant to the Loan Agreement and net proceeds of approximately $11.0 million from the May 2015 Offering to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that we will continue to require funds to fully implement our plan of operation. The net proceeds from the September 2014 Offering, the debt financing pursuant to the Loan Agreement, and the May 2015 Offering are expected to be sufficient to fund our activities for the next twelve months. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be less than $250,000 annually.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Revenue	$73	$-	$73	N/A

We recorded revenue of $73,000 for the three months ended June 30, 2015, compared to revenue of zero for the three months ended June 30, 2014, an increase of $73,000. The increase in revenue during the three months ended June 30, 2015, compared to the three months ended June 30, 2014 was primarily due to sales of our disposable treatment tips and other ancillary consumables to existing customers. Despite this increase, overall sales in the second quarter of 2015 were limited, primarily as a result of insufficient commercial inventory available for sale. During the second half of 2014 inventory production was slowed due to funding constraints and the majority of inventory was used to support our OUS Clinical Trial.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Research and development	$1,086	$194	$892	460%

Research and development expense totaled $1,086,000 for the three months ended June 30, 2015, compared to research and development expense of $194,000 for the three months ended June 30, 2014, an increase of $892,000, or approximately 460%. Spending on research and development primarily increased in the second quarter of 2015 due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a post market study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. We also increased engineering and development work with our contract manufacturer related to product improvement efforts in 2015.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Selling, general and administrative	$1,821	$779	$1,042	134%

Selling, general and administrative expenses totaled $1,821,000 for the three months ended June 30, 2015, compared to $779,000 for the three months ended June 30, 2014, an increase of $1,042,000, or approximately 134%. The increase in selling, general and administrative expenses in 2015 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the second quarter of 2015 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and accrued bonuses associated with the Company’s 2015 employee bonus program and new stock options granted. In contrast, selling, general and administrative expenses were lower in 2014 as a result of reduced activity due to funding constraints.

Interest expense

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Interest expense	$105	$176	$(71)	(40)%

During the three months ended June 30, 2015, we had interest expense of $105,000, compared to $176,000 for the three months ended June 30, 2014. The decrease of $71,000, or approximately 40%, resulted primarily from interest expense during the second quarter of 2014 on our convertible bridge notes. In connection with the Merger, these convertible promissory notes were extinguished.

Other income (expense), net

	Three Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Other income (expense), net	$(14)	$21	$(35)	(167)%

During the three months ended June 30, 2015 we had other expense, net, of $14,000, compared to other income, net, of $21,000 for the three months ended June 30, 2014. The decrease of $35,000, or approximately 167%, was primarily attributable to mark-to-market adjustments in the second quarter of 2014 associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities. These warrants were extinguished in connection with the Merger.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Revenue	$111	$47	$64	136%

We recorded revenue of $111,000 for the six months ended June 30, 2015, compared to revenue of $47,000 for the six months ended June 30, 2014, an increase of $64,000, or approximately 136%. The increase in revenue during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to sales of our disposable treatment tips and other ancillary consumables to existing customers. Despite this increase, overall sales in the first half of 2015 were limited, primarily as a result of insufficient commercial inventory available for sale. During the second half of 2014 inventory production was slowed due to funding constraints and the majority of inventory was used to support our OUS Clinical Trial.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Research and development	$1,931	$368	$1,563	425%

Research and development expense totaled $1,931,000 for the six months ended June 30, 2015, compared to research and development expense of $368,000 for the six months ended June 30, 2014, an increase of $1,563,000, or approximately 425%. Spending on research and development primarily increased in the first half of 2015 due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a post market study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. We also increased engineering and development work with our contract manufacturer related to product improvement efforts and additional stock-based compensation expense primarily due to performance-based bonuses for employees in the first half of 2015.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,398	$1,295	$2,103	162%

Selling, general and administrative expenses totaled $3,398,000 for the six months ended June 30, 2015, compared to $1,295,000 for the six months ended June 30, 2014, an increase of $2,103,000, or approximately 162%. The increase in selling, general and administrative expenses in 2015 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the first half of 2015 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense primarily due to new stock options granted and performance-based bonuses for employees in the first half of 2015. In contrast, selling, general and administrative expenses were lower in 2014 as a result of reduced activity due to funding constraints.

Interest expense

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Interest expense	$188	$334	$(146)	(44)%

During the six months ended June 30, 2015, we had interest expense of $188,000, compared to $334,000 for the six months ended June 30, 2014. The decrease of $146,000, or approximately 44%, resulted primarily from interest expense during the first half of 2014 on our convertible bridge notes. In connection with the Merger, these convertible promissory notes were extinguished.

Other income (expense), net

	Six Months Ended
	June 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Other income (expense), net	$(21)	$42	$(63)	(150)%

During the six months ended June 30, 2015 we had other expense, net, of $21,000 as compared to other income, net, of $42,000 for the six months ended June 30, 2014. The decrease of $63,000, or approximately 150%, was primarily attributable to mark-to-market adjustments in the first half of 2014 associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities. The warrants were extinguished in connection with the Merger.

Liquidity and Capital Resources

Six Months Ended June 30, 2015

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our capital stock and borrowings from related parties and financial institutions. Cash and cash equivalents were $8,362,000 as of June 30, 2015, an increase of $7,467,000 from December 31, 2014, primarily due to raising $11,040,000 of cash, which represent the net proceeds from the May 2015 Offering, and the drawdown under the second tranche of $1,500,000 pursuant to the Loan Agreement. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We believe our current cash position should be sufficient to fund our activities for the next twelve months.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Net cash used in operating activities	(5,072)	(1,355)
Net cash used in investing activities	(1)	(106)
Net cash provided by financing activities	12,540	1,250
Net increase (decrease) in cash and cash equivalents	7,467	(211)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $5,072,000 for the six months ended June 30, 2015 compared to $1,355,000 used for the six months ended June 30, 2014. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2015 consisted of a net loss of $5,530,000 adjusted for non-cash expenses including depreciation and amortization of $36,000, stock-based compensation of $90,000, fair value of warrants issued to employees for performance bonuses of $244,000, fair value of warrants issued to service providers of $136,000 (primarily related to nonemployee contractors), non-cash interest expense of $102,000, and outflows from changes in operating assets and liabilities of $150,000. Net cash used during the six months ended June 30, 2014 consisted of a net loss of $1,933,000 adjusted for non-cash expenses including depreciation and amortization of $29,000, stock-based compensation of $30,000, gain of $43,000 from the revaluation of the warrant liability, non-cash interest expense of $264,000, and changes in operating assets and liabilities of $298,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 was $1,000 and $106,000, respectively, which was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during six months ended June 30, 2015 was $12,540,000, which was the result of the gross proceeds of $12,000,000 from our 2015 private placement, partially offset by transaction costs of $960,000, and the proceeds of $1,500,000 from the drawdown of funds from the second tranche of the term loan. Cash provided by financing activities during the six months ended June 30, 2014 was $1,250,000, which was the result of proceeds from the issuance of related party convertible bridge notes which were extinguished in connection with the Merger.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of June 30, 2015, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$399	$226	$173	$-	$-
Debt obligations (including interest)	4,356	1,059	3,297
Total	$4,755	$1,285	$3,470	$-	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2015 and the date of this filing, we have purchased 23 units and 35 units, respectively. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

 As described above, on September 30, 2014, we entered into the Loan Agreement pursuant to which we received a term loan in the amount of $5,000,000, funded in 3 tranches. The first tranche of $2,500,000 was provided to us on October 1, 2014.  The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000 and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1,500,000, of which $500,000 was provided to us on each of February 19, 2015, March 16, 2015 and April 6, 2015.  The proceeds from the second tranches will be used for general working capital purposes and capital expenditures. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. As of June 30, 2015, the outstanding term loan principal balance was $4,000,000. On July 15, 2015, the Company received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at rate of 6.56% per annum. The proceeds from the third tranches will be used for general working capital purposes and capital expenditures. As of the date of this filing, the outstanding term loan principal balance was $5,000,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on March 16, 2015, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A.     Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Current published studies of the Viveve System conducted in the U.S. and Japan have investigated the tissue-tightening effect of Viveve’s monopolar RF technology using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to randomized, blinded or controlled trials. Clinical studies designed in a randomized, blinded and controlled fashion represent the gold-standard in clinical trial design, which most effectively assess the efficacy of a product or therapy versus a placebo group. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, may require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a new randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve Treatment versus a sham-controlled procedure for the treatment of vaginal introital laxity (the “OUS Clinical Trials”). (See discussion under the heading “Clinical Studies”.) A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated.

Since we have not yet received the results of the Viveve Treatment under these trial design conditions, we cannot be certain that the outcomes will be positive. Negative outcomes would have a material, adverse impact on our business. For example, on September 30, 2014, we entered into the Loan Agreement pursuant to which we received a term loan in the amount of $5 million, which was anticipated to be funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million was subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial no later than March 9, 2015, which was satisfied, and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing. On each of March 16, 2015 and April 6, 2015, we received an additional $500,000 in connection with a drawdown of funds from the second tranche, for a total of $1,500,000 received under the second tranche. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, as amended, and (c) positive results from the trial as of January 31, 2016.  At March 31, 2015, full enrollment of the OUS Clinical Trial was achieved. On July 15, 2015, the Company received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at rate of 6.56% per annum. The proceeds from the second and third tranches are being used for general working capital purposes and capital expenditures.

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

Developing and promoting the Viveve System in additional areas, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval in the U.S. to market the Viveve System in its current configuration. We are in the process of seeking clearance or approval from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances or approvals. The FDA will require us to conduct clinical trials to support regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA application. In the event that we do not obtain FDA clearance or approval, we will be unable to promote the Viveve System in the U.S. and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

Through June 30, 2015, we incurred losses since inception of approximately $41.6 million. For the six months ended June 30, 2015, we incurred a loss of $5.5 million. In 2014, we incurred a loss of $6.2 million and in 2013 a loss of $4.3 million. Even though our revenues may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

Sales outside the U.S. accounted for 100% of our revenue during the three months and six months ended June 30, 2015, and during the years ended December 31, 2014 and 2013. We believe that a significant portion of our business will continue to come from sales outside the U.S. through increased penetration in countries where we currently sell the Viveve System, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We outsource the manufacture and repair of the Viveve System to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this Quarterly Report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech upon favorable terms.

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

Our cooling module relies upon a hydrofluorocarbon, or HFC, called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries, and since 2007, European Union directives, aimed at the automotive industry, require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. As a result, if we are unable to develop an alternative cooling module for our device which is not dependent on HFCs in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

In addition, the impending restrictions on HFCs have reduced their current availability, as suppliers have less of an incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a, which could impair our ability to manufacture the Viveve System and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and, therefore, subject to significant shipping surcharges that may negatively impact profit margins.

If Solta Medical refuses to sell to us the cryogen cooling method and coupling fluid for commercial reasons, or otherwise, our business could be materially adversely affected.

We entered into a Coupling Fluid License and Product Supply Agreement with Solta Medical (“Solta”) pursuant to which Solta agreed to grant to us a license for the coupling fluid and supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein.

We use the cryogen cooling method and coupling fluid with our compatible radio frequency medical device for the purpose of conducting our initial clinical trials as well as for commercial purposes. Since we currently do not have any alternative sources of cryogen, if Solta refuses to sell to us for commercial reasons, or otherwise, our business could be materially adversely affected.

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

In the U.S., we intend to only sell the Viveve System to licensed physicians who have met certain training requirements. However, current federal regulations will allow us to sell the Viveve System to “licensed practitioners,” if we receive FDA approval. The definition of “licensed practitioners” varies from state to state. As a result, the Viveve System may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of the Viveve System by non-physicians.

The use of the Viveve System by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Third parties could misuse the application of RF energy for the non-invasive treatment of vaginal introital laxity, which could harm the reputation of the Viveve System, which uses RF energy.

Third parties may utilize RF energy in connection with treatments other than the Viveve System, for vaginal introital laxity. Misuse of such energy may cause adverse treatment outcomes, including patient injuries. In the event there are negative outcomes from the use of RF energy, the reputation of RF energy as a method for treating vaginal introital laxity may be harmed. Such harm may cause the market to lose confidence in the Viveve System, which could harm our reputation and business.

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

The Viveve System is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, approval of a de novo reclassification petition, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

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

Conducting successful clinical studies will require the enrollment of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the desirability of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product or if they determine that the treatments received under the trial protocols are not desirable or involve unacceptable risk or discomfort.

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

Even if our clinical trials are completed as planned, it cannot be certain that the results of the clinical trials will support our proposed claims for the Viveve System, that the FDA or foreign authorities will agree with our conclusions regarding them or that even if our product receives regulatory approval or clearance, that it will not later result in adverse side effects that limit or prevent its use. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product is safe and effective for the proposed indicated uses. Any delay of our clinical trials or failure by the FDA or other foreign authorities to accept our product claims will delay, or even prevent, our ability to commercialize our product and generate revenues.

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

If we or our third-party manufacturers fail to comply with the FDA’s QSR, our business would suffer.

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

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, and the shipping of products.

We are subject to federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use or sale of substances that are or could be classified as toxic or hazardous substances. These regulations govern a wide variety of product activities, including labeling, manufacturing, promotion, sales and distribution. If we fail to comply with these regulations, we may have to cease products’ manufacture and distribution, which would increase our costs and reduce revenues.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license to 8 issued U.S. patents primarily covering the Viveve System and methods of use – 2 of which expired in 2015. The remaining 6 licensed patents expire between 2016 and 2017. We also have 1 issued patent in the U.S. covering the Viveve System and its method of use, which was recently issued in February 2015. Additionally, we have 2 pending U.S. patent applications; 12 issued foreign patents; and 17 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

The Sarbanes-Oxley Act and rules implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. These rules and regulations may also make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our officers and directors collectively beneficially own approximately 39.8% of our outstanding common stock. Additionally, Stonepine Capital, L.P. owns approximately 30.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We are a holding company with no business operations of our own and we depend on cash flow from Viveve, Inc. to meet our obligations.

As a result of the Merger, we are a holding company with no business operations of our own or material assets other than the stock we own in Viveve. All of our operations are conducted by Viveve. As a holding company, we will require dividends and other payments from our subsidiary to meet cash requirements. The terms of any agreements governing indebtedness that we may enter into may restrict our subsidiary from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of our subsidiary, our stockholders likely will have no right to proceed against its assets. Creditors of our subsidiary will be entitled to payment in full from the sale or other disposal of the assets of our subsidiary before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If Viveve is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

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

Our shares of common stock are thinly trade and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at a depressed price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

As of June 30, 2015, approximately 43,839,364 shares of common stock may be publicly resold pursuant to the registration statements on Form S-1 (File Nos. 333-200458 and 333-204981), which have been declared effective by the Commission.. Additionally, approximately 3,743,282 shares of common stock that have not been registered may be resold pursuant to Rule 144. The remaining shares of the 51,339,764 shares issued and outstanding may be eligible for resale or have been resold pursuant to Rule 144 or an effective registration statement at the time of such sale.

In addition, as of June 30, 2015, there were 2,864,823 shares subject to outstanding warrants, 3,005,783 shares subject to outstanding options and an additional 127,739 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rule 144 under the Securities Act.

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

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares.

Item 2.        Unregistered Sales of Equity Securities and Use Of Proceeds.

On May 12, 2015, we issued James Atkinson, our Chief Business Officer, and a third-party consultant each a ten-year warrant to purchase up to 217,333 shares of common stock and 72,094 shares of common stock, respectively, at an exercise price of $0.53 per share in exchange for services rendered.

On May 14, 2015, we issued a ten-year warrant to Square 1 Bank for the purchase of a total of 25,000 shares of common stock at an exercise price of $0.37 per share.

On May 17, 2015, we issued a consultant a five-year warrant to purchase up to 172,675 shares of common stock at an exercise price of $0.53 per share in connection with deferred cash consulting compensation.

The securities described above were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act inasmuch as the securities were offered and sold to our employees and/or accredited investors and we did not engage in any form of general solicitation or general advertising in making the offerings.

May 2015 Offering

On May 14, 2015, we completed the May 2015 Offering, pursuant to which we issued 32,432,432 shares of common stock, no par value (the “Shares”), for gross proceeds of approximately $12,000,000 to twenty (20) accredited investors (the “Purchasers”) pursuant to the terms of a Securities Purchase Agreement, by and among the Company and the Purchasers, dated as of May 12, 2015 (the “Securities Purchase Agreement”). The placement agent received cash commissions equal to approximately $840,000 representing 7% of the gross proceeds received from the May 2015 Offering. The net proceeds to the company after the deduction placement agent commissions and other expenses were approximately $11,040,000.

In connection with the May 2015 Offering, the Company entered into a registration rights agreement with the Purchasers pursuant to which the Company agreed to register the Shares on a registration statement to be filed with the Securities and Exchange Commission (the “Registration Statement”) within forty-five (45) days after the closing of the May 2015 Offering (the “Filing Date”) and use its commercially reasonable efforts to cause the Registration Statement to be declared effective within ninety (90) days after the Filing Date (the “Effectiveness Date”). The Registration Statement was declared effective by the Securities and Exchange Commission on June 26, 2015. If the Company allows certain lapses in effectiveness (each an “Event”), the Company is obligated to pay to the Purchasers liquidated damages equal to 1.5% of the original subscription amount paid by the Purchasers upon the occurrence of an Event and for every thirty (30) days after the occurrence of an Event until cured. In addition, the Company entered into a letter agreement with the lead investor Stonepine Capital, L.P. (“Stonepine”) pursuant to which Stonepine received the right to designate one director to the board for so long as it owns at least 15% of the outstanding common stock of the Company.

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

The foregoing summary of the transactions contemplated by the Securities Purchase Agreement, the Registration Rights Agreement and the Letter Agreement do not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Securities Purchase Agreement, the Registration Rights Agreement and the Letter Agreement, which are incorporated by reference into this Form 10-Q as Exhibits 10.6, 10.7and 10.8.

 Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

 None.

Item 6.      Exhibits.

Exhibit Number	Document
4.1	First Amendment to Warrant to Purchase Stock, dated February 19, 2015, between Viveve, Inc. and Square 1 Bank. (1)

4.2	Warrant to Purchase Common Stock, dated May 14, 2015, between Viveve Medical, Inc. and Square 1 Bank. (2)

4.3	Amended and Restated Warrant to Purchase Stock, dated May 14, 2015. (2)

10.1	First Amendment to Lease Agreement, dated January 2015. (2)

10.2	First Amendment to Loan and Security Agreement, dated February 19, 2015 between Viveve, Inc. and Square 1 Bank. (1)

10.3	Second Amendment to Loan & Security Agreement, dated May 14, 2015 between Viveve, Inc, and Square 1 Bank. (2)

10.4	Amended and Restated Warrant to Purchase Stock, dated May 14, 2015, between Viveve Medical, Inc. and Square 1 Financial, Inc. (2)

10.5	First Amendment to Registration Rights Agreement, dated February 19, 2015. (1)

10.6	Form of Securities Purchase Agreement, dated May 12, 2015, by and between Viveve Medical, Inc, and the Purchasers. (2)

10.7	Form of Registration Rights Agreement, dated May 12, 2015, by and between Viveve Medical, Inc. and the Purchasers. (2)

10.8	Letter Agreement by and between Viveve Medical, Inc. and Stonepine Capital, L.P. (2)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

   * Filed herewith.

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer