Form 10-Q
period 2015-09-30
VIVEVE MEDICAL, INC.
filed 2015-11-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 the issuer had 51,345,640 shares of common stock, no par value, outstanding.

 NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	A(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,061	$895
Accounts receivable	239	6
Inventory	645	131
Prepaid expenses and other current assets	1,643	923
Total current assets	8,588	1,955
Property and equipment, net	198	187
Other assets	146	156
Total assets	$8,932	$2,298
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,101	$416
Accrued liabilities	827	223
Note payable	5,000	2,500
Total liabilities	6,928	3,139
Commitments and contingences (Note 6)
Stockholders’ equity (deficit):
Preferred stock, no par value; unlimited shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of September 30, 2015 and December 31 2014; 51,345,640 and 18,341,294 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	46,838	35,244
Accumulated deficit	(44,834)	(36,085)
Total stockholders’ equity (deficit)	2,004	(841)
Total liabilities and stockholders’ equity (deficit)	$8,932	$2,298

(1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$584	$17	$695	$64
Cost of revenue	417	15	520	40
Gross profit	167	2	175	24

Operating expenses:
Research and development	1,515	573	3,446	942
Selling, general and administrative	1,757	1,789	5,155	3,084
Total operating expenses	3,272	2,362	8,601	4,026
Loss from operations	(3,105)	(2,360)	(8,426)	(4,002)
Interest expense	(114)	(152)	(302)	(486)
Other income (expense), net	-	8	(21)	50
Net loss	$(3,219)	$(2,504)	$(8,749)	$(4,438)

Net loss per share:
Basic and diluted	$(0.09)	$(1.76)	$(0.25)	$(8.64)

Weighted average shares used in computing net loss per common share
Basic and diluted	35,633,559	1,419,586	35,225,763	513,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(8,749)	$(4,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	42
Stock-based compensation	145	144
Fair value of warrants issued to employees for bonuses	244	-
Fair value of warrants issued to service providers	152	-
Revaluation of fair value of warrant liability	-	(51)
Non-cash interest expense	151	370
Changes in assets and liabilities:
Accounts receivable	(233)	(4)
Inventory	(534)	91
Prepaid expenses and other current assets	(861)	120
Other noncurrent assets	10	14
Accounts payable	685	(401)
Accrued liabilities	604	61
Net cash used in operating activities	(8,329)	(4,052)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(106)
Net cash used in investing activities	(48)	(106)

Cash flows from financing activities:
Net cash proceeds from issuance of common stock in connection with private placement offering	11,040	4,204
Proceeds from note payable	2,500	-
Proceeds from exercise of warrant	3	-
Proceeds from related party convertible bridge notes	-	1,500
Net cash provided by financing activities	13,543	5,704
Net increase in cash and cash equivalents	5,166	1,546

Cash and cash equivalents - beginning of period	895	430
Cash and cash equivalents - end of period	$6,061	$1,976

Supplemental disclosure:
Cash paid for interest	$151	$117
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Net transfer of equipment between inventory and property and equipment	$20	$-
Issuance of warrant in connection with note payable	$10	$622
Conversion of certain bridge notes and related accrued interest in connection with private placement offering	$-	$1,546
Extinguishment of convertible notes debt and related related accrued interest pursuant to Merger Agreement	$-	$5,397
Extinguishment of warrants pursuant to Merger Agreement	$-	$573
Payable to non-accredited investors in connection with Merger Agreement	$-	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

On September 23, 2014, Viveve® Medical, Inc. (formerly PLC Systems Inc.), a Yukon Territory corporation (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Viveve, Inc., a Delaware corporation (“Viveve”) and PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company (the “Merger”). As of that date, Viveve operates as a wholly-owned subsidiary of the Company and on that date the Company changed its name from PLC Systems Inc. to Viveve Medical, Inc. Viveve Medical competes in the women’s health market with a focus on the Viveve System™ to improve women’s overall sexual well-being and quality of life, retained all its personnel and continues to be headquartered in Sunnyvale, California.

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

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve owned by accredited investors were converted into 3,743,282 shares of the Company's common stock, which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors of Viveve were entitled to receive, on a pro-rata basis, an aggregate of approximately $16,000 in exchange for the shares of common stock of Viveve owned by such holders upon closing. Upon the closing of the Merger, an additional 943,596 shares of the Company’s common stock were issued upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

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

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Viveve Medical have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future interim period.

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

The Company’s products may require approval from the U.S. Food and Drug Administration or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required approvals. If the Company was denied such approvals or such approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

During the three months ended September 30, 2015, three customers accounted for 93% of the Company’s revenue. During the three months ended September 30, 2014, two customers accounted for 79% of the Company’s revenue. During the nine months ended September 30, 2015, three customers accounted for 83% of the Company’s revenue. During the nine months ended September 30, 2014, three customers accounted for 94% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, Middle East and Southeast Asia.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2015 and 2014, the Company’s comprehensive loss is the same as its net loss.

Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period. For purposes of this calculation, warrants to purchase common stock, stock options and rights to common stock are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Potential common shares will always be anti-dilutive for periods in which the Company has reported a net loss.

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	September 30,
	2015	2014

Stock options to purchase common stock	3,352,783	2,294,534
Warrants to purchase common stock	2,864,823	-
Rights to common stock	-	956,354

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2015 by level within the fair value hierarchy (in thousands):

	Fair Value of Assets and Liabilities as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,000	$-	$-	$6,000
Total assets	$6,000	$-	$-	$6,000
Liabilities
	$-	$-		$-
Total liabilities	$-	$-	$-	$-

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

4.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014

Accrued professional fees	$175	$117
Accrued clinical trial costs	151	-
Accrued bonuses	268	-
Accrued vacation	103	86
Accrued payroll and other related expenses	49	-
Other accruals	81	20
Total accrued liabilities	$827	$223

5.	Note Payable

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (collectively, the “Loan Agreement”), pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000 and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on each of February 19, 2015, March 16, 2015 and April 6, 2015. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The Company provided evidence to the lender of positive three month interim results with respect to the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), and on July 15, 2015 we received the final $1,000,000 drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at a rate of 6.56% per annum. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. As of September 30, 2015 and December 31, 2014, the note payable had an outstanding term loan principal balance of $5.0 million and $2.5 million, respectively, which is recorded as a current liability on the condensed consolidated balance sheets. All borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Loan Agreement also requires that the Company comply with certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015 and the Company provided evidence to the lender of positive 3-month interim results with respect to the Company’s OUS Clinical Trial prior to July 10, 2015. As of September 30, 2015, the Company was in compliance with all covenants of the Loan Agreement.

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

The Loan Agreement with the financial institution contains a material adverse change clause, as defined in the Loan Agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the lender (or any subsequent note holder) as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of September 30, 2015 and December 31, 2014.

As of September 30, 2015, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2015 (remaining 3 months)	$234
2016	1,894
2017	2,124
2018	1,161
2019	33
Total payments	5,446
Less: Amount representing interest	(446)
Present value of obligations	5,000
Less: Notes payable, current portion	5,000
Note payable, noncurrent portion	$-

6.	Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the three months ended September 30, 2015 and 2014 was $55,000 and $43,000, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $156,000 and $128,000, respectively.

 As of September 30, 2015, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2015 (remaining 3 months)	$56
2016	229
2017	58
Total minimum lease payments	$343

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with the performance of services within the scope of the agreement, breach of the agreement by the Company, or noncompliance of regulations or laws by the Company, in all cases provided the indemnified party has not breached the agreement and/or the loss is not attributable to the indemnified party’s negligence or willful malfeasance. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

In conjunction with the September 2014 Offering, the Company entered into a Right to Shares Agreement with certain investors. Pursuant to this agreement, 854,989 shares of common stock purchased by the investors in the September 2014 Offering were cancelled. The Company is obligated to issue, and the investors have the right to receive up to 956,354 shares of the Company’s common stock, which includes 101,365 shares that were not issued in the September 2014 Offering due to beneficial ownership limitations. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investors and is non-refundable. The Company is obligated to deliver the shares to the investors within 3 days of the investors’ request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right to Shares Agreement, the Company may be obligated to reimburse the investors in cash for losses that the investors incur as a result of not having access to the shares (the “Buy-In Shares”). In December 2014, certain investors exercised their right to such shares and the Company issued 390,316 shares of common stock. In June 2015, certain investors exercised their right to such shares and the Company issued 566,038 shares of common stock. As of September 30, 2015, there were no additional shares issuable or reserved pursuant to the Rights to Shares Agreement.

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

Warrants for Common Stock

As of September 30, 2015, outstanding warrants to purchase an aggregate of 2,864,823 shares of common stock were as follows:

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

In connection with the Loan Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the condensed consolidated balance sheets and will be amortized to interest expense over the loan term. During the three and nine months ended September 30, 2015, the Company recorded $47,000 and $141,000, respectively, of interest expense relating to the debt issuance costs. As of September 30, 2015, the remaining unamortized debt issuance costs were $433,000.

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

In October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 382,000 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable in whole or in part, either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the consolidated statements of operations for the year ended December 31, 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was $16,000 and $29,000 for the three and nine months ended September 30, 2015, respectively. A total of 33,750 shares issuable pursuant to these warrants were cancelled in May 2015 as the milestones related to these shares were not achieved.

In February 2015, the Company issued common stock warrants to employees for performance bonuses to purchase a total of 605,556 shares of common stock at an exercise price of $0.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77.6%, risk free interest rate of 2.14% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015, depending on the department classification of the employee. The Company recorded zero and $244,000 of stock-based compensation expense related to these warrants in the three and nine months ended September 30, 2015, respectively.

In March 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 11,628 shares of common stock at an exercise price of $0.34 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 78.9%, risk free interest rate of 1.94% and a contractual life of ten years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015. The Company recorded zero and $3,000 of stock-based compensation expense related to these warrants in the three and nine months ended September 30, 2015, respectively.

In May 2015, the Company issued common stock warrants to nonemployee contractors to purchase a total of 289,827 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.28% and a contractual life of ten years. The fair values of the warrants were recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2015. Stock-based compensation expense related to these warrants was zero and $73,000 for the three and nine months ended September 30, 2015, respectively.

In conjunction with the second loan amendment in May 2015, the Company issued a warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $10,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.23% and a contractual life of ten years. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the condensed consolidated balance sheets and will be amortized to interest expense over the period from the date of issuance to the end of the extended period to draw down the additional funds in connection with the third tranche or July 15, 2015. During the three and nine months ended September 30, 2015, the Company recorded $2,000 and $10,000 of interest expense relating to the debt issuance costs. As of September 30, 2015, the remaining unamortized debt issuance costs were zero.

In May 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 172,675 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of five years and is exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 64.4%, risk free interest rate of 1.54% and a contractual life of five years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense related to these warrants was zero and $47,000 for the three and nine months ended September 30, 2015, respectively.

8.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s 2013 Stock Option and Incentive Plan, as amended (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of September 30, 2015, 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 1.61 years.

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. At the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 7.07 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant to eligible participants equity awards which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee Directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. On July 22, 2015, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 3,111,587 shares to a total of 10,100,000 shares. As of September 30, 2015, there are outstanding stock option awards issued from the 2013 Plan covering a total of 3,008,619 shares of the Company’s common stock and there remain reserved for future awards 6,769,152 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.73 per share, and the remaining contractual term is 9.09 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2015
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	2,291,783	$1.02	9.32	$-
Options granted	1,082,000	$0.61
Options exercised	-	$-
Options canceled	(21,000)	$1.00
Options outstanding, end of period	3,352,783	$0.89	8.84	$686,174

Vested and exercisable and expected to vest, end of period	3,122,622	$0.91	8.81	$634,288

Vested and exercisable, end of period	864,510	$1.70	7.72	$104,545

 The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2015.

The options outstanding and exercisable as of September 30, 2015 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			Sept 30, 2015	Price	Term (Years)	Sept 30, 2015	Price

	$0.33		100,000	$0.33	9.62	-	$-
$0.46	-	$0.47	635,000	$0.47	9.36	-	$-
	$0.60		1,881,476	$0.60	9.00	475,203	$0.60
$0.89	-	$0.99	347,000	$0.96	9.85	-	$-
	$1.24		312,373	$1.24	7.15	312,373	$1.24
$7.00	-	$9.00	57,603	$8.64	2.08	57,603	$8.64
$12.00	-	$18.63	19,081	$15.29	2.57	19,081	$15.29
	$37.00		250	$37.00	1.98	250	$37.00
			3,352,783	$0.89	8.84	864,510	$1.70

Stock-Based Compensation

During the three months ended September 30, 2015, the Company granted stock options to employees to purchase 347,000 shares of common stock with a weighted average grant date fair value of $0.51 per share. During the nine months ended September 30, 2015, the Company granted stock options to employees to purchase 1,082,000 shares of common stock with a weighted average grant date fair value of $0.32 per share. During the three and nine months ended September 30, 2014, the Company granted stock options to employees to purchase 1,901,476 shares of common stock with a weighted average grant date fair value of $0.32 per share. Stock-based compensation expense recognized during the three months ended September 30, 2015 and 2014 was $55,000 and $113,000, respectively. Stock-based compensation expense recognized during the nine months ended September 30, 2015 and 2014 was $145,000 and $144,000, respectively. As of September 30, 2015, the total unrecognized compensation cost in connection with unvested stock options was approximately $701,000. These costs are expected to be recognized over a weighted average period of approximately 3.24 years.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015			2014	2015			2014
Expected term (in years)		5		5		5		5
Average volatility	61%	-	62%	61%	61%	-	62%	61%
Risk-free interest rate	1.50%	-	1.69%	1.80%	1.29%	-	1.69%	1.80%
Dividend yield		0%		0%		0%		0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Research and development	$5	$-	$13	$1
Selling, general and administrative	50	113	132	143
Total	$55	$113	$145	$144

9.	Income Taxes

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2015 and 2014. The Company expects that its effective tax rate for the full year 2015 will be 0%.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, the Company had a deferred tax asset of approximately $13,900,000 which was fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period. No additional deferred income tax asset has been recorded during the nine months ended September 30, 2015.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2015, the Company has purchased 50 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 300,000 shares of Viveve’s common stock at par value (2,415 shares of the Company’s common stock post-Merger based on the exchange ratio of 0.0080497). These shares are subject to a right of repurchase by the Company, which lapses over a four-year period. As of September 30, 2015 and December 31, 2014, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $1,871,000 and $182,000 for goods and services during the three months ended September 30, 2015 and 2014, respectively, and $3,082,000 and $345,000 for goods and services during the nine months ended September 30, 2015 and 2014, respectively.

11.	Subsequent Events

A total of 7,500 shares issuable pursuant to warrants issued to a vendor in October 2014 were cancelled in October 2015 as the milestones related to these shares were not achieved.

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

Overview of Our Business

We design, develop, manufacture and market medical devices for the non-invasive treatment of vaginal introital laxity. Vaginal laxity occurs in many women as a result of natural childbirth, during which the vaginal opening, or introitus, is over-stretched and fails to return to its pre-childbirth state. Vaginal laxity can often cause decreased sexual satisfaction and function in women. The Viveve Treatment is a non-invasive solution for vaginal laxity that is performed in less than 30 minutes, in a physician’s office, and does not require the use of anesthesia. The Viveve System uses patented monopolar radiofrequency, or RF, energy to generate low temperature heat. The vaginal mucosa is simultaneously cooled while this non-ablative heat is delivered into the submucosal layer. The RF energy stimulates the formation of collagen and causes the collagen fibers to remodel thereby tightening the submucosal tissue of the vaginal introitus. The RF stimulation causes subtle alterations in the collagen that can renew the tissue and further tighten the vaginal introitus over one to three months following treatment (the “Viveve Treatment”) and lead to increased sexual satisfaction and function as shown by the results of our clinical trials. The Viveve Treatment provides patients suffering from vaginal laxity and decreased sexual satisfaction a non-invasive alternative to surgical procedures, which can cost up to tens of thousands of dollars and involve weeks of recovery. The tissue tightening effect caused from the application of RF energy has been demonstrated by our pre-clinical and clinical research. The technology underlying the Viveve System is identical to the technology underlying the Thermage System, except for certain system modifications required for use in the indication of vaginal laxity.

The Viveve System is currently being offered by 15 distributors for use by physicians in 46 countries throughout the world.

REGION	COUNTRIES

North America	Canada

Europe

Albania, Armenia, Austria, Azerbaijan, Belarus, Belgium, Bosnia, Bulgaria, Croatia, FYRO Macedonia, Germany, Greece, Ireland, Kazakhstan, Kosovo, Luxembourg, Montenegro, The Netherlands, Republic of Cypress, The Russian Federation, Serbia, Slovenia, Spain, Switzerland, Turkey, United Kingdom

Asia Pacific	Brunei, Japan, Malaysia, Philippines, Singapore, S. Korea, Taiwan, Thailand, Vietnam

Middle East	Bahrain, Egypt, Iraq, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia, United Arab Emirates

As of the date of this filing, we have achieved regulatory approval in 17 of the 45 countries, which includes Japan under the physician import license pathway. Further, we have sold 21 Viveve Systems and approximately 975 single-use treatment tips in countries outside of the U.S.

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

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve, Inc. were converted into 3,743,282 shares of the Viveve Medical, Inc.’s common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors were entitled to receive, on a pro-rata basis, an aggregate of approximately $16,000 upon closing.

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

Concurrent with the consummation of the Merger, we completed a private placement (the “September 2014 Offering”) of 11,406,932 shares of our common stock (of which 11,305,567 shares of our common stock were issued at the closing as a result of beneficial ownership limitations), together with five-year warrants for the purchase of up to 940,189 shares of common stock, at an exercise price of $0.53 per share, for gross proceeds of approximately $6.0 million, which included the conversion of $1.5 million of convertible notes. The price per unit was $0.53 per share.

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (collectively the “Loan Agreement”), with Square 1 Bank (the “Lender”) pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1.5 million.  The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the randomized, blinded and sham-controlled clinical trial initiated by the Company in Europe and Canada which is designed to demonstrate the efficacy of the Viveve Treatment versus a sham controlled procedure for the treatment of vaginal introital laxity (the “OUS Clinical Trial”), including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. Additionally, the Company provided evidence to Lender of positive three month interim results with respect to the OUS Clinical Trial, and on July 15, 2015 we received the final $1.0 million of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at a rate of 6.56% per annum. As of September 30, 2015 and the date of this filing, the outstanding term loan principal balance was $5.0 million and $4.9 million, respectively.

In connection with the terms of the Loan Agreement, we entered into the Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property, and we issued a 10-year warrant to the Lender for the purchase of 471,698 shares of the Company’s common stock at an exercise price of $0.53 per share (the “Warrant”), such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price of $0.53 per share (the “Amended Warrant”). In connection with the second amendment to the Loan Agreement in May 2015, the Company issued a second 10-year warrant to the Lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share.

On May 14, 2015, we completed a private offering (the “May 2015 Offering”) pursuant to which we sold 32,432,432 shares of common stock for gross proceeds of approximately $12.0 million, to 20 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of May 12, 2015. The net proceeds from the May 2015 Offering were approximately $11.0 million.

Plan of Operation

 We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA approval for the sale of our product, whether there will be a demand for the Viveve Treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sale of debt and equity securities. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The recent Merger and concurrent Private Placement were consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as to create opportunities for access to additional capital by increasing liquidity. While we believe that our recent going public transaction will be attractive to investors and even though we completed a private offering in May 2015, there are no assurances that we will be successful in securing additional financing in the future to fund our operations. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

We intend to increase our sales and exposure both internationally and in the United States market by seeking regulatory approvals for the sale and distribution of our product, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve Treatment to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians. In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve the Viveve System by focusing our research and development efforts on various areas including, but not limited to:

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

The net proceeds of approximately $4.2 million received from the September 2014 Offering, the proceeds from our debt financing of $5.0 million pursuant to the Loan Agreement and a portion of the net proceeds of approximately $11.0 million from the May 2015 Offering have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that we will continue to require funds to fully implement our plan of operation. The remaining net proceeds from the May 2015 Offering are expected to be sufficient to fund our activities for the next six months. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $250,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Revenue	$584	$17	$567	3,335%

We recorded revenue of $584,000 for the three months ended September 30, 2015, compared to revenue of $17,000 for the three months ended September 30, 2014, an increase of $567,000. The increase in revenue during the three months ended September 30, 2015, compared to the three months ended September 30, 2014 was primarily due to sales of Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors. Sales in the third quarter of 2014 were limited primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Gross Profit

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Gross profit	$167	$2	$165	8,250%

Gross profit was $167,000, or 29% of revenue, for the three months ended September 30, 2015, compared to gross profit of $2,000, or 12% of revenue, for the three months ended September 30, 2014. The increase in gross profit was primarily due to sales of 12 Viveve Systems to our new distributors in the third quarter of 2015. Sales in the third quarter of 2014 did not include any Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Research and development	$1,515	$573	$942	164%

Research and development expense totaled $1,515,000 for the three months ended September 30, 2015, compared to research and development expense of $573,000 for the three months ended September 30, 2014, an increase of $942,000, or approximately 164%. Spending on research and development primarily increased in the third quarter of 2015 due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a clinical study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. We also increased engineering and development work with our contract manufacturer related to product improvement efforts in 2015.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Selling, general and administrative	$1,757	$1,789	$(32)	(2)%

Selling, general and administrative expenses totaled $1,757,000 for the three months ended September 30, 2015, compared to $1,789,000 for the three months ended September 30, 2014, a decrease of $32,000, or approximately 2%. Selling, general and administrative expenses in the third quarter of 2015 were primarily attributable to sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the third quarter of 2015 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and accrued bonuses associated with the Company’s 2015 employee bonus program and new stock options granted. In contrast, selling, general and administrative expenses in the third quarter of 2014 were primarily attributable to professional services-related expenses associated with the Merger transaction that was completed in September 2014 and to a lesser degree greater spending to build brand and market awareness. Selling, general and administrative expenses during the third quarter of 2014 also included additional stock-based compensation expense associated with the accelerated vesting of certain stock options in connection with the Merger.

Interest expense

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Interest expense	$114	$152	$(38)	(25)%

During the three months ended September 30, 2015, we had interest expense of $114,000, compared to $152,000 for the three months ended September 30, 2014. The decrease of $38,000, or approximately 25%, resulted primarily from the discontinuance of the interest expense on our convertible bridge notes which were extinguished in connection with the Merger.

Other income (expense), net

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Other income (expense), net	$-	$8	$(8)	(100)%

During the three months ended September 30, 2015 we had other income (expense), net, of zero, compared to other income, net, of $8,000 for the three months ended September 30, 2014. The decrease of $8,000 was primarily attributable to mark-to-market adjustments in the third quarter of 2014 associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities. These warrants were extinguished in connection with the Merger.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Revenue	$695	$64	$631	986%

We recorded revenue of $695,000 for the nine months ended September 30, 2015, compared to revenue of $64,000 for the nine months ended September 30, 2014, an increase of $631,000, or approximately 986%. The increase in revenue during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to sales of Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors. Sales in 2014 were limited primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Gross Profit

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Gross profit	$175	$24	$151	629%

Gross profit was $175,000, or 25% of revenue, for the nine months ended September 30, 2015, compared to gross profit of $24,000, or 38% of revenue, for the nine months ended September 30, 2014. The increase in gross profit was primarily due to sales of 13 Viveve Systems to our new distributors in the nine months ended September 30, 2015. Gross margin decreased primarily due to demo pricing offered to certain new distributors and higher manufacturing costs from lower production volume. Sales in the nine months ended September 30, 2014 did not include any Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Research and development	$3,446	$942	$2,504	266%

Research and development expense totaled $3,446,000 for the nine months ended September 30, 2015, compared to research and development expense of $942,000 for the nine months ended September 30, 2014, an increase of $2,504,000, or approximately 266%. Spending on research and development primarily increased in 2015 due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a post market study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. Research and development expenses also included increased engineering and development work with our contract manufacturer related to product improvement efforts and additional stock-based compensation expense primarily due to performance-based bonuses for employees in 2015.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Selling, general and administrative	$5,155	$3,084	$2,071	67%

Selling, general and administrative expenses totaled $5,155,000 for the nine months ended September 30, 2015, compared to $3,084,000 for the nine months ended September 30, 2014, an increase of $2,071,000, or approximately 67%. The increase in selling, general and administrative expenses in 2015 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2015 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense primarily due to new stock options granted and performance-based bonuses for employees in 2015. In contrast, selling, general and administrative expenses in 2014 were primarily attributable to professional services-related expenses associated with the Merger transaction that was completed in September 2014 and to a lesser degree greater spending to build brand and market awareness. Selling, general and administrative expenses in 2014 also included additional stock-based compensation expense associated with the accelerated vesting of certain stock options in connection with the Merger. Selling, general and administrative expenses in 2014 were impacted by lower spending in the first half of the year as a result of reduced activity due to funding constraints.

Interest expense

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Interest expense	$302	$486	$(184)	(38)%

During the nine months ended September 30, 2015, we had interest expense of $302,000, compared to $486,000 for the nine months ended September 30, 2014. The decrease of $184,000, or approximately 38%, resulted primarily from the discontinuance of the interest expense on our convertible bridge notes which were extinguished in connection with the Merger.

Other income (expense), net

	Nine Months Ended
	September 30,		Change
	2015	2014	A$	%
	(in thousands, except percentages)

Other income (expense), net	$(21)	$50	$(71)	(142)%

During the nine months ended September 30, 2015 we had other expense, net, of $21,000 as compared to other income, net, of $50,000 for the nine months ended September 30, 2014. The decrease of $71,000, or approximately 142%, was primarily attributable to mark-to-market adjustments in 2014 associated with the change in the fair value for our preferred stock warrants, which were accounted for as liabilities. The warrants were extinguished in connection with the Merger.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our capital stock and borrowings from related parties and financial institutions. Cash and cash equivalents were $6,061,000 as of September 30, 2015, an increase of $5,166,000 from December 31, 2014, primarily due to raising $11,040,000 of net proceeds from our May 2015 Offering, and the drawdown under the second and third tranches of $2,500,000 pursuant to our Loan Agreement. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We believe our current cash position should be sufficient to fund our activities for the next six months.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2015	2014

Net cash used in operating activities	(8,329)	(4,052)
Net cash used in investing activities	(48)	(106)
Net cash provided by financing activities	13,543	5,704
Net increase in cash and cash equivalents	5,166	1,546

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $8,329,000 for the nine months ended September 30, 2015 compared to $4,052,000 used for the nine months ended September 30, 2014. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2015 consisted of a net loss of $8,749,000 adjusted for non-cash expenses including depreciation and amortization of $57,000, stock-based compensation of $145,000, fair value of warrants issued to employees for performance bonuses of $244,000, fair value of warrants issued to service providers of $152,000 (primarily related to nonemployee contractors), non-cash interest expense of $151,000, and outflows from changes in operating assets and liabilities of $329,000. Net cash used during the nine months ended September 30, 2014 consisted of a net loss of $4,438,000 adjusted for non-cash expenses including depreciation and amortization of $42,000, stock-based compensation of $144,000, gain of $51,000 from the revaluation of the warrant liability, non-cash interest expense of $370,000, and outflows from changes in operating assets and liabilities of $119,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $48,000 and $106,000, respectively, which was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during nine months ended September 30, 2015 was $13,543,000, which was the result of the net proceeds of $11,040,000 from our May 2015 Offering, and the proceeds of $2,500,000 from the drawdown of funds from the second and third tranches of the term loan. Cash provided by financing activities during the nine months ended September 30, 2014 was $5,704,000, which was the result of the net proceeds of $4,204,000 from our September 2014 Offering, and the proceeds of $1,500,000 from the issuance of related party convertible bridge notes which were extinguished in connection with the Merger.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of September 30, 2015, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$343	$227	$116	$-	$-
Debt obligations (including interest)	5,446	1,580	3,866	-	-
Total	$5,789	$1,807	$3,982	$-	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2015 and the date of this filing, we have purchased 50 units and 74 units, respectively. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and warehousing facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

 As described above, on September 30, 2014, we entered into the Loan Agreement pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2,500,000 was provided to us on October 1, 2014.  The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1.6 million and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on each of February 19, 2015, March 16, 2015 and April 6, 2015.  The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. On July 15, 2015, the Company received the final $1.0 million of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at rate of 6.56% per annum. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. As of September 30, 2015 and the date of this filing, the outstanding term loan principal balance was $5.0 million and $4.9 million, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on March 16, 2015, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended September 30, 2015.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We incorporate herein by reference the risk factors included in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

 Not applicable.

Item 6.	Exhibits.

Exhibit Number	Document
3.1	Articles of Continuance (1)

3.1.1	Articles of Amendment to Articles of Continuance (2)

3.2	Bylaw No. 1 (3)

3.2.1	Bylaw No. 2 (4)

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

   * Filed herewith.

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 25, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.
(4)	Incorporated by reference to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2015	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer