Form 10-K
period 2015-12-31
VIVEVE MEDICAL, INC.
filed 2016-03-24
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the price at which the Registrant’s common equity was last sold, was approximately $21,592,523.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of March 15, 2016 there were 59,929,535 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIVEVE MEDICAL, INC.

i

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;
●	our ability to achieve profitability;
●	our limited operating history;
●	emerging competition and rapidly advancing technology;
●	whether we are successful in having our medical device approved for sale by the U.S. Food and Drug Administration (“FDA”);
●	whether demand develops for our medical device;
●	the impact of competitive or alternative products, technologies and pricing;
●	the adequacy of protection afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our ability to obtain, expand and maintain protection in the future, and to protect our non-patented intellectual property;
●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report

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

Item 1. Business

On September 23, 2014, Viveve® Medical, Inc. (formerly PLC Systems, Inc.), a Yukon Territory corporation (“Viveve Medical”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity. We are located at 150 Commercial Street, Sunnyvale, California and our telephone number is (408) 530-1900. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical.

Viveve, Inc., our wholly-owned subsidiary, was incorporated in 2005. We design, develop, manufacture and market medical devices for the non-invasive treatment of vaginal laxity. Vaginal laxity occurs in many women as a result of natural childbirth, during which the vaginal opening, or introitus, is over-stretched and fails to return to its pre-childbirth state. Vaginal laxity can often cause decreased sexual function and satisfaction in women. The Viveve Treatment is a non-invasive solution for vaginal laxity that is performed in less than 30 minutes, in a physician’s office, and does not require the use of anesthesia. The Viveve System uses patented monopolar radiofrequency, or RF, energy to generate low temperature heat. The vaginal mucosa is simultaneously cooled while this non-ablative heat is delivered into the submucosal layer. The RF energy stimulates the formation of collagen and causes the collagen fibers to remodel thereby tightening the submucosal tissue of the vaginal introitus. The RF stimulation causes subtle alterations in the collagen that can renew the tissue and further tighten the vaginal tissue over the next one to three months following treatment (the “Viveve Treatment”) and lead to increased sexual function as shown by the results of our clinical trials described in this report. (See discussion under the heading “Clinical Studies”.) The Viveve Treatment provides patients suffering from vaginal laxity and decreased sexual function a non-invasive alternative to surgical procedures, which in contrast, can cost up to tens of thousands of dollars and involve weeks of recovery. The tissue tightening effect caused from the application of RF energy has been demonstrated by our own pre-clinical and clinical studies, as more fully described in the discussion under the heading Clinical Studies. The technology underlying the Viveve System is identical to the technology underlying the Thermage System, except for certain system modifications required for use in a different indication than that used by the Thermage System. (See discussion under the heading “Patents and Proprietary Technology”.)

We received regulatory approval to market the Viveve System in Europe through a CE Mark issued on December 7, 2010. An amendment to the CE Mark was approved and it will remain active through September 18, 2020. On April 26, 2012, we received Canada Health Medical Device License approval from the Canadian Medical Devices Bureau, subject to annual renewal. In Hong Kong, a Certification of Type Acceptance was issued on June 28, 2012. We currently import into Japan via Japan’s physician import license pathway. We currently market and sell the Viveve System, including the single-use treatment tips, through trained sales employees, consultants and distributors. Experienced OB/GYN physicians who currently use the Viveve System provide initial training for new physicians on its proper use, and our sales employees and consultants and distributors maintain frequent interactions with customers to promote repeat sales of our single-use treatment tips.

We currently have 17 exclusive relationships covering distribution of the Viveve System in 51 countries around the world, and we have regulatory clearance to market and sell our product in 22 of those countries:

GEOGRAPHIC REGION	DISTRIBUTION COVERAGE	REGULATORY CLEARANCE
North America	1	1
Latin America	1	-
Europe	28	18
Asia Pacific	11	3
Middle East	10	-
TOTAL	51	22

As of the date of this report, we have sold 57 Viveve Systems and approximately 1,500 single-use treatment tips in countries outside of the U.S.

Market Overview

Overview of Vaginal Laxity

Vaginal laxity and tissue architecture have often been overlooked as contributing etiological factors to female sexual dysfunction. Vaginal laxity can lead to diminished physical sensation during intercourse. This reduction in sensation is often coupled with a reduction in sexual satisfaction, all of which can also impact a woman’s sense of sexual self-esteem and her relationship with her sexual partner.

Vaginal laxity is rarely discussed in the clinical situation, yet most surveyed OB/GYNs and urogynecologists recognize that it is an underreported, yet bothersome, medical condition that impacts relationship happiness and sexual function.1 Another survey of OB/GYNs, found that vaginal laxity is the most frequent physical change seen or discussed post-vaginal delivery2. Additionally, in a survey of women ranging from 25-45 years of age, who had experienced at least one vaginal delivery, approximately half expressed some degree of concern over “looseness” of the vaginal introitus.3

Women can develop vaginal laxity for a number of reasons, including aging, genetic predisposition, lifestyle, and/or trauma. As women age, slower cellular renewal coupled with reduced vascular and glandular networks contributes to loss of underlying supportive fibrous tissue. Some women may have underlying pathophysiological issues with collagen formation, remodeling and repair; and their lifestyle choices (e.g., alcohol consumption, tobacco use, and excessive food consumption) also play a role in the integrity of vaginal tissue. Vaginal trauma (e.g., childbirth, surgery, self-stimulation, or coitus) can also contribute to vaginal laxity.

All women who have given birth vaginally undergo stretching of the tissues of the vaginal opening to accommodate the fetal head. Often the effects are permanent and many women have long-term physical and psychological consequences including sexual dissatisfaction. One significant issue is the loosening of the introitus ─ the vaginal opening. This happens with the first vaginal delivery and usually is made worse with subsequent vaginal deliveries. Vaginal laxity can result in decreased sexual pleasure for both women and their partners during intercourse. We believe that this condition is not frequently discussed because women are embarrassed, fear that their concerns will be dismissed or fear that their physicians will not understand. Physicians hesitate to discuss the situation with their patients because historically there has been no safe and effective treatment. Physicians frequently recommend Kegel exercises. However, these exercises only strengthen the pelvic floor muscles and do not address the underlying cause of vaginal laxity – loss of tissue elasticity. While surgery can be performed to tighten the vaginal canal, the formation of scar tissue from the surgery may lead to painful intercourse and permanent side effects.

As a consequence of the physical tissue damage that can result from childbirth, a significant decrease in sexual satisfaction has been reported in women who underwent vaginal delivery, when assessed two years after delivery, in comparison with those who underwent elective caesarian section. In the past several years there has been a marked increase in the number of women requesting delivery by caesarian section with the intention of preventing damage to the pelvic floor and introitus. Caesarian sections are not without risk to both the baby and mother. Whether or not to agree to a woman’s request for an elective caesarian section has generated considerable controversy among obstetricians. If a procedure were available to address the concerns of women about vaginal laxity, we believe the perceived need to have a caesarian section to prevent vaginal tissue damage may decrease significantly.

1 Pauls RN, Fellner AN, Davila GW. Vaginal laxity: a poorly understood quality of life problem; a survey of physician members of the International Urogynecological Association (IUGA). Int Urogynecol J. 2012 Oct;23(10):1435-48.

2 Lukes A, Kigsberg S. OB/GYNs Attitudes and Perceptions Regarding Sexual Health of Patients After Delivery. Poster at ISSWSH Annual Meeting. 2010.

3 Millheiser L, Kingsberg S, Pauls R. A cross-sectional survey to assess the prevalence and symptoms associated with laxity of the vaginal introitus. ICS Annual Meeting 2010. Abstract #206

Market for a Proven Solution to Vaginal Laxity

In 2009, we sponsored several on-line marketing surveys in the U.S. with both OB/GYNs and women, ages 25-55, to assess attitudes of physicians and women about vaginal laxity and towards a safe, non-invasive solution to treat this condition.

●

Physician Survey: An OB/GYN marketing survey was conducted by OB/GYN Alliance with nearly 525 practicing OB/GYNs from across the U.S. The objectives of the study were to: obtain insights from physicians on physical changes resulting from childbirth and the corresponding sexual health implications for patients; understand the perceptions and opinions of OB/GYN physicians on a procedure that could be offered to address vaginal laxity following childbirth; and gain an understanding of whom the early adopters may be of the Viveve Treatment.

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

Results from these surveys suggested that vaginal laxity is a significant unmet medical need, and that patients and physicians would benefit significantly from a safe and effective non-invasive treatment that would also increase physical sensation and sexual satisfaction following vaginal childbirth. Of the 421 patient respondents, up to 48% felt that vaginal laxity was a concern post-childbirth. Furthermore, it is evident that patients and their OB/GYNs are not discussing vaginal laxity on a regular basis; in fact, we believe such conversations occur quite infrequently due to many factors, including patient embarrassment and fear of being ridiculed, lack of time and lack of solutions for physicians. Of the 525 OB/GYNs surveyed, 84% indicated that vaginal laxity is the number one post-delivery physical change for women, being more prevalent than weight gain, urinary incontinence and stretch marks, and believe that it is under-reported by their patients. Additionally, in a separate international survey of urogynecologists, 83% of the 563 respondents described vaginal laxity as underreported by their patients and the majority considered it a bothersome condition that impacts sexual function and relationships. Despite the lack of communication regarding this issue, we believe there is a strong interest among patients and doctors for a treatment that is clinically proven and safe.

Applying U.S. census data, CDC Vital Statistics data and our projections as a result of these studies, we estimate there are approximately 6 million post-partum women who are potential candidates for this procedure in the U.S. alone, approximately 3 million of whom could be early adopters for the Viveve Treatment.

In 2012, we conducted a similar consumer study in Japan and Canada in order to understand cultural differences that may exist towards vaginal laxity and the Viveve Treatment. The results corroborated our U.S. survey conclusions. Applying World Health Organization census data as well as data from individual countries, we estimate there are 25-30 million women outside the U.S. that could be early adopters of the Viveve Treatment.

Current Treatments and Their Limitations

Currently, few medical treatments are available to effectively treat vaginal laxity. The most widely prescribed treatments include Kegel exercises and invasive surgical procedures, known as laser vaginal rejuvenation (“LVR”) or vaginoplasty.

●

Kegel Exercises: Kegels are an exercise that was developed by Dr. Arnold Kegel designed to strengthen the muscles of the pelvic floor - the pubococcygeal (“PC”) muscles - to increase vaginal muscle tone, improve sexual response, and limit involuntary urine release due to stress urinary incontinence. These exercises are often prescribed following childbirth or during and after menopause. However, we are not aware of any validated evidence indicating that Kegels improve vaginal laxity or sexual function due to laxity.

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

The Viveve Solution

We believe that the Viveve System provides a compelling, safe, non-invasive treatment for vaginal laxity and improvement of sexual function. The Viveve System consists of an RF generator with cooling capability that protects the mucosa from over-heating and a handpiece that, in conjunction with a single-use treatment tip, regulates the application of RF energy and monitors treatment data. The Viveve Treatment is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, that may include obstetricians and gynecologists, plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists or family practitioners.

Benefits of the Viveve Solution

Our solution provides a number of benefits for physicians and patients:

●

Non-Invasive, Non-Ablative Alternative to Surgery with No Identified Safety Issues. The Viveve Treatment has been used to treat over 200 clinical patients and physician users have reported use of the Viveve Treatment on approximately 1,500 additional patients as of the date of this report. The procedure is non-invasive and offers an alternative to surgery at a much lower price with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal or sub-mucosal tissue or require any form of anesthesia.

●

Single Treatment. The Viveve Treatment is normally performed in a medical office setting as a single treatment that takes less than 30 minutes to complete. Our studies have shown that the clinical effect from our procedure occurs within one to three months and patients continue to report improvements over a period of six months following treatment. In addition, our studies have shown that the Viveve Treatment maintains its effect for at least 12 months, based upon currently available data from our clinical studies.

●

Compelling Physician Economics. We believe that in an era of declining government and insurance reimbursement, many physicians are seeking to add effective and safe, self-pay procedures to their practices. The Viveve System can be easily adapted into many physician practices and offers compelling per-procedure economics for the physician, despite requiring a small capital equipment purchase.

●

Ease of Use. The Viveve System offers an easy-to-use, straightforward user interface that allows a trained physician to perform the treatment in less than 30 minutes. The Viveve System provides real-time feedback and can be monitored during the treatment. The handpiece and single-use treatment tip are designed with a small profile for accurate placement during treatment, comfort and ease of use.

Our Technology

The Viveve System uses a patented method of delivering monopolar RF energy for heating collagen.

●

Monopolar Radiofrequency Energy. Monopolar RF delivery uses two electrodes, with one active electrode being held in the device handpiece by the physician and the second, a passive return electrode, typically attached to the patient’s upper leg. Monopolar delivery allows for precise administration of energy because the electrical current is concentrated where the active electrode touches the body and disperses quickly as it travels towards the return electrode. The monopolar RF process is distinct from bipolar RF-based technology, which is superficial, relying on current passing through tissue located between two probes placed close together on the surface of the skin. We believe that our monopolar technology delivers energy more effectively and to a greater tissue depth than bipolar technology.

●

The Capacitive Coupling Mechanism of Action for Collagen Heating. Our single-use Viveve treatment tip contains patented technology that uses monopolar RF energy as a controlled tissue heating source through the use of a non-conducting material, known as a dielectric. Capacitive coupling is the use of the dielectric to create an electric field in the area where the treatment tip touches the body. The electric field induces a current within the surrounding tissue, resulting in volumetric heating of the tissue due to the tissue’s natural resistance to electrical current flow. Collagen is an efficient conductor of electricity and therefore acts as a pathway for the electric current. This process results in heating of the fibrous septae, the strands of collagen fibers that permeate tissues and connect the outer mucosal layer to the underlying muscle. Delivery of heat to the fibrous septae located in deeper layers of the tissue shrinks and shortens them, resulting in tightening of the mucosal tissue. Over time, new collagen strands may grow as part of the body’s natural response to the activation of fibroblasts that results from the application of low-energy hyperthermic RF energy. These new strands may add strength and produce additional tissue tightening over the next one to three months. This tightening of the tissue has the potential to reduce vaginal laxity and increase sexual function.

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

●

Radiofrequency Generator. The generator produces a six-megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the console’s built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved, in conjunction with the generator, though the delivery of a coolant that helps to cool and protect the mucosa during a procedure.

●

Handpiece. The reusable handpiece holds the treatment tip in place and processes information about temperature, contact, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of coolant, which protects the mucosal surface.

●

Treatment Tip. The single-use treatment tip is available in one size and comes pre-sterilized. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety. To enhance procedural safety, we have programmed the EPROM for single-use treatments. Using the same treatment tip to perform multiple procedures could result in injury, therefore, the EPROM disables the treatment tip after a pre-programmed number of pulses to ensure that the treatment tip is not reused.

The Viveve System also includes other consumable components. The console houses a canister of coolant that can be used for approximately four to five procedures. Each procedure requires a new return pad, which is typically adhered to the patient’s upper leg to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary single-use bottles of coupling fluid, a viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

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

Our Customers

To date, we have focused our initial commercial efforts in markets where we have received regulatory clearances for the Viveve System, or in the case of Japan, where we use a physician import license pathway to sell our product. Within each market, we target thought leaders in the OB/GYN specialty in order to increase awareness of vaginal laxity and accelerate patient acceptance of the Viveve Treatment. As our markets mature, we intend to target a broader number of physician specialties, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and family practitioners.

Through our sales employees, consultants and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive, treatment business within their practice. If distribution of our product expands globally, we intend to utilize sales consultants and distribution partners in all countries except the U.S. where we intend to hire a direct sales force. To date, we are heavily reliant on our relationships with distribution partners and sales employees and consultants for the sale of our products outside the U.S.

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat vaginal laxity by:

Increasing the Installed Base of Viveve Systems. In our existing markets, we plan to expand the number of Viveve Systems from our initial base of early adopters by leveraging our current and future clinical study results and through innovative marketing programs directed at both physicians and patients. As a condition that has historically had no viable, non-invasive solutions, we intend to focus much of our marketing effort on physician and patient education. Further, we intend to expand the number of regulatory approvals both internationally and in the U.S., to further increase the areas in which we can market the Viveve System.

Driving Increased Treatment Tip Usage. Unlike the capital equipment model of other businesses, we maintain an active, continuous relationship with our physician customer base because of the single-use, disposable nature of the treatment tips. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients. We believe that our customers’ interests are closely aligned with our interests, and we plan to monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. We intend to launch innovative marketing programs with physician customers to develop a profitable Viveve Treatment practice.

Broadening Our Physician Customer Base. While our initial focus is on marketing our procedure to the OB/GYN specialty, we intend to selectively expand our sales efforts into other physician specialties, such as plastic surgery, dermatology, urology, urogynecology, general surgery and family practice. Additionally, we intend to pursue sales from physician-directed medi-spas with track records of safe and successful aesthetic treatments.

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips to allow for even shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of the Viveve System.

Investing in Intellectual Property and Patent Protection. We will continue to invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights. Areas in which we may pursue additional patent protection include, but are not limited to, redesign of certain system components, disposable components and software algorithms. We believe that our intellectual property rights protect our position as the exclusive provider of a vaginal laxity treatment using monopolar RF technology in the U.S. and in many other countries. (See discussion under the heading “Patents and Proprietary Technology”.)

Sales and Marketing

International

We currently market and sell the Viveve System, including the single-use treatment tips, in 22 countries outside the U.S. through trained sales employees, consultants, and distributors. As of the date of this report, we had four sales directors (Europe and Middle East, Asia Pacific, and Latin America), one sales consultant (Canada) and 17 sales distributors covering 51 countries throughout the world.

By using a consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide ongoing consultation to physicians on how to integrate the Viveve System into their practices and market procedures to their patients.

We also provide comprehensive training and education to each physician upon delivery of the Viveve System. We require this initial training to assist physicians in safely and effectively performing the Viveve Treatment.

Our strategy to grow sales internationally is to:

●

increase penetration of the Viveve System by targeting physicians and clinics that perform in-office procedures and by implementing direct-to-consumer marketing programs to increase patient awareness of the Viveve Treatment;

●	expand into new international markets by gaining regulatory approval, and identifying and training qualified distributors; and

●

expand the scope of physicians who offer the Viveve Treatment in addition to OB/GYNs, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

Further, we intend to actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We intend to actively seek opportunities to obtain positive media exposure, and plan to engage in direct-to-consumer marketing of the Viveve Treatment, including extensive use of social media.

United States

In December 2008, Viveve received regulatory clearance from the FDA for a version of the device, no longer manufactured, for use in general surgical procedures for electrocoagulation and hemostasis. In March 2015, we submitted a Special 510(k) to the FDA for the Viveve System to take into account the design modifications to the original 510(k) cleared device, which include improved user interface capabilities and enhanced manufacturability.

We intend to seek regulatory clearance or approval from the FDA to allow us to begin to market the current Viveve System, for the treatment of vaginal tissue to improve sexual function, to physicians practicing in the U.S. and to build awareness of the Viveve Treatment in patients residing in the U.S. Because we do not have FDA clearance or approval for this indication, we have not generated any sales in the U.S. In June 2012, we submitted a pre-investigational device exemption, or IDE application, and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We had a second meeting with FDA on December 17, 2015 and received additional feedback on our clinical protocol design and indication for use. We plan to submit an IDE application in 2016. If approval is received, we intend to begin our U.S. clinical study.

Clinical Studies

We have completed several pre-clinical studies, as well as two human clinical studies and are currently conducting a third human clinical study outside of the US. We believe the completed studies have shown that the Viveve System has a very strong safety profile and is highly effective in the treatment of vaginal laxity and improvement of sexual function.

Pre-clinical Studies

In 2010, in collaboration with West Virginia University, we conducted an animal study in sheep to assess the safety, and further understand the mechanism of action, of the Viveve Treatment. The vaginal introitus of five parous sheep were treated once with the Viveve System using a variety of energy levels (75−90 Joules/cm2). Each sheep then underwent serial vaginal biopsies immediately after treatment, at approximately one week, and at one, three and six months (4-5 samples per occurrence). Control biopsies were also obtained from three untreated parous sheep. We examined the vaginal mucosa and underlying connective tissue for thermal changes and subsequent tissue responses over a six month period through light microscopic examination of haematoxylin and eosin (“H&E”) stained slides that were reviewed by blinded pathologists.

The results of the study indicated that the optimal level of RF energy delivered was 90 J/cm2 and the biopsies supported the hypothesis that the mechanism of action of our technology involves connective tissue remodeling with fibroblast activation and new collagen production. The post-treatment absence of ulcerations, regional necrosis or diffuse fibrosis, throughout the six month follow-up period, also underscores the strong safety profile of the Viveve Treatment.

As part of our clinical studies, we have studied and continue to study, the interaction of RF energy and tissue to further understand the mechanism of action. We have used transmission electron microscopy on ovine biopsied tissue samples to corroborate that our product induces subtle collagen modification and the deposition of new collagen that leads to tissue tightening and restoration of tissue elasticity. We have developed histology techniques to investigate the depth of heat in tissue, fibroblast activation and collagen deposition that we believe is responsible for long-term improvement and tightening of tissue. We have also created three-dimensional computer models to study tissue heating with our product. Determining the effectiveness of this type of treatment is inherently a subjective evaluation. When performing our clinical studies, we attempt to utilize the most compelling measures we can in order to provide convincing evidence of efficacy.

Clinical Studies

To date, we have conducted two human clinical studies using the Viveve System, one in the U.S. and one in Japan. Both studies were designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal laxity and improvement of sexual function and were submitted to regulatory authorities in Europe and Canada for the purpose of seeking regulatory approval for the use and distribution of the Viveve System in such locations. Each study resulted in patients reporting that the Viveve System restored vaginal tightness to pre-childbirth level and improved sexual function. The results of our clinical trials are based on information reported by clinical patients in various response questionnaires (referred to as patient reported outcomes), designed to measure vaginal laxity and sexual function, completed by each clinical patient prior to treatment with respect to pre and post childbirth levels and at various times following treatment. All patient reported scores for each questionnaire and at each time point are compared to those scores reported by the same patients at baseline (prior to treatment) in order to assess whether patients have experienced a change due to the treatment. This change in score is then tested for statistical relevance (i.e. whether or not the change measured is due to chance). It is widely accepted by clinical trial industry standards that if the probability is less than 5% (p< .05) that this change is due to chance, than the results are deemed to be “Statistically Significant”. In other words, there is a 95% probability that the change in score measured is due to the treatment. Therefore, when we indicate that our clinical patients experienced a Statistically Significant result, we are referring to the change in responses as reported by such patients on the response questionnaires from the pre-treatment assessment (baseline) as compared to the post-treatment assessments at the various time points specified.

United States

We conducted our first human study of the Viveve System beginning in November 2008. The study was an open-label study (without a control group) conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure at three RF dosing levels. Each woman was treated once with the Viveve System, with no anesthesia – three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire, modified Female Sexual Function Index (“mFSFI”), Female Sexual Distress Scale-Revised (“FSDS-R”) and the Global Response Assessment.

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

Like the U.S. study, patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire, mFSFI, FSDS-R and the Global Response Assessment.

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

Europe, Japan and Canada

In the fourth quarter of 2014, we began the VIVEVE I clinical study, sometimes referred to in this report as the “OUS Clinical Trial,” a randomized, blinded and sham-controlled trial designed to further demonstrate the efficacy and safety of the Viveve Treatment versus a sham-control procedure for the treatment of vaginal laxity. The study is designed to demonstrate that the Viveve Treatment is superior to the sham treatment for the primary effectiveness and safety endpoints described below. It is currently anticipated that up to ten clinical sites will enroll approximately 113 patients, which will include pre-menopausal females 18 years of age or older who have experienced at least one full term vaginal delivery at least 12 months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six month intervals. The study will also include an interim data analysis at the 3 month endpoint of 50% of the patients enrolled. Patients initially randomized to the sham arm will be offered the opportunity to receive the active Viveve treatment once they have completed the 6-month evaluation following the sham intervention.

The primary endpoint of the study is the proportion of subjects in the active arm as compared to the proportion of the subjects in the sham arm reporting no vaginal laxity at six months post-intervention. “No vaginal laxity” is operationally defined as a score > 4 on the Viveve System Questionnaires, patient reported global assessment of vaginal laxity based on a 7 point scale. Additionally, the primary safety endpoint is the proportion of subjects in the active arm experiencing an adverse event (“AE”) by six months post-treatment as compared to the proportion of the subjects in the sham arm experiencing an AE by six months post-intervention. Secondary endpoints include the percent change in mean score on the FSFI, FSDS-R and the Vaginal Laxity Inventory (“VALI”). The VALI was created specifically for the assessment of vaginal laxity by external medical experts. Its use as a comprehensive patient reported outcome questionnaire is currently being scientifically validated by us to assess women’s vaginal laxity on a 7 point scale.

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

Research and Development

We intend to focus on various research and development efforts for the Viveve System, including but not limited to:

●	implementing a cost improvement program to further increase gross margins and gross profit opportunity;

●	developing a new cooling system to maintain compliance with potential changes in environmental regulations;

●	designing new treatment tips to further optimize ease-of-use and reduce procedure times for patients and physicians; and

●	increasing security to prevent counterfeiting and refurbishment.

We have formed strategic relationships with outside contractors for assistance on annualized projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2015 and 2014 were $4,988,000 and $1,426,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

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

We obtain programmable memory chips for our treatment tips and the coolant valve for the handpiece from single suppliers, for which we attempt to mitigate risks through inventory management and utilization of 12- to 18-month purchase orders, and sterilization services from a single vendor, for which we attempt to mitigate risks by using two sterilization chambers at each of two locations. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our cooling module, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, shipments of finished products to our customers have not been delayed due to material delays in obtaining any of our components, subassemblies or finished products.

We are required to manufacture our product in compliance with Title 21 of the Code of Federal Regulations Part 820 (“21 CFR 820”) enacted by the FDA. 21 CFR 820 regulates the methods and documentation relating to the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. We maintain quality assurance and quality management certifications to enable us to market our product in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. These certifications include EN ISO 9001:2000 and CAN/CSA ISO 13485:2003. We are also required to maintain our product registration in a number of other foreign markets such as Canada.

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a routine waste management program. Except for costs that may be incurred in the future in connection with environmental regulations requiring the phase out of R134a, a hydrofluorocarbon, or HFC, upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations. In 2007, the European Union enacted directives aimed at the automotive industry for the removal of HFC's from air conditioning. As a result of these directives, we anticipate that similar directives may be imposed on the medical device industry over the next decade. While we do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs, if and when we are required to do so, and if we do not do so in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

Given our limited commercial history, we only offer a one year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license to or own 10 issued U.S. patents primarily covering the Viveve System and methods of use, 2 of which have expired. The remaining 8 will expire between 2016 and 2029. Additionally, we have 4 pending U.S. patent applications, 16 issued foreign patents, and 20 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

US Patents			Foreign Patents
Issued	Pending	Expired	Issued	Pending	Expired
10	4	2	16	20	0

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

“Viveve,” is a registered trademark in the U.S. and several foreign countries. As of the date of this report, we have one registered trademark in the U.S., as well as various foreign registrations protecting the mark in 18 countries outside of the U.S. We may file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

On February 10, 2006, Viveve, Inc. entered into a Consulting Agreement with Knowlton (“Knowlton `Consulting Agreement”), pursuant to which Knowlton assigned all rights to any inventions and intellectual property developed during the course of providing consulting services in the Field during the term of the agreement. Unless earlier terminated pursuant to the provisions described therein, the term of the Knowlton Consulting Agreement continued until the earlier to occur of (i) the date that is six months after the closing of an initial public offering of Viveve, Inc.’s stock; or (ii) the acquisition by a third party of all or substantially all of the business or assets of Viveve, Inc., whether by asset or stock acquisition, merger, consolidation or otherwise. The agreement could be renewed only upon the mutual written agreement of the parties prior to its expiration. The Knowlton Consulting Agreement expired by its terms on September 23, 2014, the effective date of the Merger. The assignment of the intellectual property developed during the term of the Knowlton Consulting Agreement survives termination. Under the Knowlton Consulting Agreement, Viveve, Inc. paid Knowlton $75,150 for consulting services during the year ended December 31, 2014.

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

The portion of the Supply Agreement relating to coupling fluid was subsequently superseded by the parties’ Coupling Fluid License and Product Supply Agreement on September 30, 2010, pursuant to which Solta agreed to (i) grant to Viveve, Inc. a license for the coupling fluid and (ii) supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement grants to us a royalty-free, fully paid-up, worldwide, perpetual, exclusive license in the field of treating vaginal tissue, with a right to grant sublicenses in such field, to make, have made, use and sell coupling fluid for an aggregate license fee of $125,000. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein. In addition, while the terms of the original agreement permit the use of the cryogen cooling method for initial clinical trials, Viveve also purchases the cryogen cooling method and coupling fluid from Solta for commercial purposes.  We currently do not have an alternative source of cryogen and if Solta refuses to sell to us for commercial reasons, or otherwise, our business could be materially adversely affected.

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. In conjunction with the Agreement, Stellartech purchased 300,000 shares of Viveve, Inc.’s common stock at par value. Under the Stellartech Agreement, we paid Stellartech $3,446,000 and $484,000 for goods and services during the years ended December 31, 2015 and 2014, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

Stellartech also granted (i) an exclusive (even as to Stellartech), nontransferable, worldwide, royalty-free license within the Field under those certain intellectual property rights licensed to Stellartech pursuant to a development and supply agreement between Stellartech and Thermage, dated October 1, 1997 (the “Thermage Technology”), to use any elements of the Thermage Technology incorporated into the Stellartech Products, solely for the use, sale, offer for sale, importation and distribution within the Field; (ii) upon our satisfaction of the Minimum Commitment and the expiration of the Stellartech Agreement, an exclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field under Stellartech’s license rights in the Thermage Technology to use any elements of the Thermage Technology which are incorporated into the Stellartech Products to make and have made Stellartech Products in the Field; and (iii) the exclusive right within the Field to prosecute infringers of the portion of Stellartech’s Thermage Technology rights exclusively licensed to us. Our license rights in Thermage Technology also include the use of software object code for Thermage Technology used in the Stellartech Products. As of the date of this report, the Stellartech Agreement has expired by its terms, however, the parties still continue to operate under the terms of the agreement. In addition, we have not yet met the Minimum Commitment requirement, and therefore we are not permitted to use the Stellartech technology with any other manufacturer. If Stellartech refuses or is unable to meet our delivery requirements for the Viveve System, our business could be materially adversely affected.

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

In addition to the regulatory approvals already received in connection with the sale of the Viveve System in the foreign jurisdictions described below and the approvals being sought in the U.S., we are currently seeking regulatory approval for the sale of our product in many other countries around the world.

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

An entity that seeks to export an unapproved Class III medical device to a “non-Tier I” country is required to obtain export approval from the FDA. The Tier I countries are largely defined as industrialized countries with established regulatory infrastructure, such as, among others, Canada and the European Union. In January of 2011, we sought to obtain FDA approval to export the Viveve System to Mexico, Brazil and Korea (all non-Tier I countries). An export approval was obtained on March 7, 2011. Exportation of an unapproved Class III medical device to a Tier I country is permitted without FDA approval provided that certain conditions are met. Accordingly, we have exported the Viveve System to Canada and the European Union without FDA approval in accordance with Section 802 of the FDC Act.

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

Entities legally exporting products from the U.S. are often asked by foreign customers or foreign governments to supply a certificate for products regulated by the FDA. To satisfy this request, an exporter may request that the FDA issue them an export certificate to accompany a device. An export certificate is a document prepared by the FDA containing information about a product’s regulatory or marketing status in the U.S. Although we have requested the issuance of export certificates to allow exports into many countries around the world, the FDA has not yet issued export certificates to us.

Canada

We are subject to the requirements of Health Canada and the regulations that govern medical devices in Canada. In Canada, certain devices must have a “medical device license” before they can be sold. Prior to selling a device in Canada, manufacturers of Class II, III and IV devices must submit a Medical Device Application which is reviewed by the Therapeutic Products Directorate (“TPD”), the Canadian authority that monitors and evaluates the safety, effectiveness and quality of diagnostic and therapeutic medical devices in Canada. All medical devices sold in Canada are categorized by the TPD into four different classes with Class I devices presenting the lowest potential risk (e.g. a thermometer) and Class IV devices presenting the greatest potential risk (e.g. pacemaker). Manufacturers of Class I devices do not need a medical device license to sell their product in Canada, but manufacturers of Class II, III and IV devices must receive a license. Once a medical device license has been granted, the TPD will continue to monitor medical devices to ensure they continue to be safe and effective. Medical device licenses granted by the TPD do not expire; however, the manufacturer is required to annually confirm that the information maintained by Health Canada with respect to the medical device is correct and accurate. The failure to do so may result in the cancellation of the license.

Viveve, Inc. currently holds a medical device license in Canada for the Viveve System which has been categorized as a Class III device.

European Union (EU)

We are subject to the requirements of the Medical Device Directive (“MDD”), Council Directive 93/42/EEC of 14 June 14, 1993 which were made mandatory on March 21, 2010. The MDD harmonizes the laws relating to medical devices laws within the European Union. In order for a manufacturer to legally place a medical device on the European market the requirements of the MDD have to be met. Manufacturers’ products meeting harmonized standards have a presumption of conformity to the MDD. Products conforming to the MDD must have a CE Mark applied.

Medical devices are classified by the MDD into four categories as Class I, Class IIa, Class IIb, and III. Class I devices present the lowest potential risk (e.g. a thermometer) and Class III devices present the greatest potential risk (e.g. implant, pacemaker). The MDD stipulates that an authorized third party or notified body must be involved in the review and conformity of the product in order to gain CE Mark. Viveve, Inc. has a notified body that reviews the Viveve System for conformity on an annual basis.

Viveve, Inc. currently holds a CE Mark in the European Union for the Viveve System which has been categorized as a Class IIb device.

Turkey

In January 2016, Viveve was notified that the Viveve System was registered in Turkey with the Turkish National Information Database for Medicines and Medical Devices. The effective date of the registration was December 24, 2015. The Viveve System is registered as a Class IIb device in Turkey which follows the classification for the EU countries.

Hong Kong

The Department of Health (“DOH”), is the main health authority in Hong Kong. Under the DOH, the Medical Device Control Office (“MDCO”), regulates medical devices. Similar to the Canadian classifications system described above, medical devices sold in Hong Kong are classified as I-IV according to the risk level associated with their intended use. Class I devices are low-risk medical devices, such as bandages and dressings. Class II devices are medium-low-risk devices, such as suction pumps and gastroscopes. Class III devices are medium-high-risk devices, such as orthopedic implants and medical lasers. Class IV devices are high-risk devices, such as prosthetic heart valves and implantable cardiac pacemakers. The main contact point with the MDCO is the Local Representative Person (“LRP”), who must be a locally-registered entity. The LRP must be either the manufacturer of the device or approved by the manufacturer to perform the duties of the LRP. The LRP submits the application for listing medical devices and fulfills any requests from the MDCO, such as making documents referenced in the application available for inspection. After the device is listed, the LRP is responsible for the marketing and post-market procedures, which include keeping distribution records, handling complaints, initiating product recalls, managing adverse incidents, and reporting changes. The manufacturer must issue an LRP appointment letter and attach it to each product registration application. Currently, market approval from one of the Global Harmonization Task Force (“GHTF”) founding members (U.S., Canada, Australia, the European Union, and Japan) is required for medical device registration in Hong Kong.

The Viveve System is currently classified in Hong Kong as a Class II device.

Philippines

The Viveve System is not regulated in the Philippines by the Department of Health. In December 2015, Viveve was notified by the Philippines Department of Health that the Viveve System was not required to register with the Philippines Department of Health and could be sold freely within the Philippines.

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

In December 2008, we received 510(k) clearance on our device. Since then, we have made design modifications to the original 510(k) cleared device. In March 2015, we submitted a Special 510(k) to the FDA for the Viveve System to take into account the design modifications, which include improved user interface capabilities and enhanced manufacturability.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications (“PMA”). By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will issue a not-substantially equivalent letter and place the device, or the particular use, into Class II.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with a manufacturer’s determination that changes did not require a new 510(k), it could require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained and the manufacturer could be subject to significant regulatory fines or penalties.

De Novo Process

If there is no known predicate for a device (i.e., a legally marketed Class I or II device with comparable indications for use and technological characteristics), a company can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. The FDA’s de novo process has been streamlined to allow a company to request that a new product classification be established based on information provided by the requesting company. This process, known as the direct de novo process, must be discussed and agreed upon by the FDA prior to submission. The direct de novo process allows a company to submit a reclassification petition which includes information that would be included in a 510(k) notice for the subject device in addition to providing the FDA with a risk-benefit analysis demonstrating that the device presents a moderate risk thereby not requiring a PMA. The submitter also must provide a draft Annual Control document for the product. The Annual Control document specifies the scope of the device type and the recommendations for submission of subsequent devices for the same intended use. If a product is classified as Class II through the direct de novo review process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications. We intend to market the Viveve System by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained, or whether the FDA will create a new product code. In addition, failure to approve a de novo petition, or establishment of a new product code, could require us to seek a PMA for the Viveve System. Delays in receipt or failure to receive clearances or approvals could reduce our sales, profitability and future growth prospects.

Premarket Approval (“PMA”) Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The Viveve System, including the radiofrequency generator, reusable handpiece and single-use treatment tip have not required premarket approval. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the FDA’s quality system regulations (“QSRs”).

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

Clinical Trials

Clinical trials are almost always required to support an FDA premarket application or de novo reclassification, and are sometimes required for 510(k) clearance. With respect to the Viveve System, the FDA has asked us to conduct a clinical study under an Investigational Device Exemption (“IDE”), to support a future product submission. In the U.S., these clinical trials generally require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRBs”), at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain the patients’ informed consent that complies with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

In June 2012, we submitted a pre-IDE application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We had a second meeting with the FDA on December 17, 2015 and received additional feedback on our clinical protocol design and indication for use. We plan to re-submit our IDE application in 2016. If approval of the IDE application is received, we intend to begin our U.S. clinical study.

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

●

Medical Device Reporting (“MDR”), regulations, which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	regulations pertaining to voluntary recalls and notices of corrections or removals.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services (“CDHS”), to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted, including an April 2012 CDHS inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR.

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

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solution to treat vaginal laxity is unique and offers a more effective solution from that which is on the market currently, the market for the treatment of vaginal laxity and related decreases in women’s sexual function remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes more developed with further solutions. Aside from Kegel exercises and invasive surgical procedures, such as LVR, there are many companies developing energy-based technologies for vaginal rejuvenation as well as others developing drug therapies and therapeutics for the treatment of various types of female sexual dysfunction. Further, the overall size and attractiveness of the market may compel larger companies focused in the OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these areas. Potential competitors include, but are not limited to Cynosure, Syneron Medical, Fotona, Thermi Aesthetics (acquired by Almirall, S.A.), Cutera, Apricus, and others.

Employees

As of March 15, 2016, we had 21 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

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

The medical device and aesthetics markets are highly competitive and dynamic, and are marked by rapid and substantial technological development and product innovations. Demand for the Viveve System could be diminished by equivalent or superior products and technologies developed by competitors. Specifically, the Viveve System competes against other offerings in these markets, including laser and other light-based medical devices, pharmaceutical and consumer products, surgical procedures and exercise therapies.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and the Viveve System from our competitors and their products, on such factors as:

●	safety and effectiveness;
●	product pricing;
●	success of our marketing initiatives;
●	compelling clinical data;
●	intellectual property protection;
●	quality of customer support; and
●	development of successful distribution channels, both domestically and internationally

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform LVR surgery and thus may decide not to purchase, or to delay the purchase of, the Viveve System. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

In addition, potential competitors could have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have and could utilize their greater resources to acquire or develop new technologies or products that could effectively compete with our existing product. Given the relatively few competitors currently in the market, any such action could exacerbate existing competitive pressures, which could harm our business.

Performing clinical studies on, and collecting data from, the Viveve Treatment is inherently subjective, and we have limited data regarding the efficacy of the Viveve System. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of the Viveve System. Clinical studies of vaginal laxity and sexual function are subject to a number of limitations. First, these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based devices, the effect of the Viveve Treatment varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and level of vaginal laxity and sexual function of the patient, among other things.

Current published studies of the Viveve System conducted in the U.S. and Japan have investigated the tissue-tightening effect of Viveve’s monopolar RF technology using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to randomized, blinded or controlled trials. Clinical studies designed in a randomized, blinded and controlled fashion represent the gold-standard in clinical trial design, which most effectively assess the efficacy of a product or therapy versus a placebo group. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, may require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a new randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve Treatment versus a sham-controlled procedure for the treatment of vaginal laxity (the “OUS Clinical Trials”). (See discussion under the heading “Clinical Studies”.) A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated.

Since we have not yet received the results of the Viveve Treatment under these trial design conditions, we cannot be certain that the outcomes will be positive. Negative outcomes would have a material, adverse impact on our business. For example, on September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015 and November 30, 2015, with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”) pursuant to which we received a term loan in the amount of $5 million, which was funded in multiple tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on February 19, 2015 and $1 million was subject to (i) evidence acceptable to the Lender of at least 50% enrollment in the OUS Clinical Trial, and (ii) documentation or other evidence acceptable to the Lender of a prospective equity financing. On each of March 16, 2015 and April 6, 2015, we received an additional $500,000 in connection with a drawdown of funds from the second tranche, for a total of $1,500,000 received under the second tranche. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, as amended, (c) positive results from the trial as of January 31, 2016, as amended, and (d) unrestricted cash and cash equivalents at an affiliate of the Lender in an account of at least the amount of all cash advances or any other extension of credit by the Lender under the Loan Agreement then outstanding.  The Company provided evidence to the Lender of positive three month interim results with respect to the OUS Clinical Trial, and on July 15, 2015 we received the final $1,000,000 drawdown of funds from the third tranche. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. While we were able to provide evidence of positive 3-month interim data as of July 10, 2015, due to over-enrollment of the OUS Clinical Trial we were unable to provide positive results as of January 31, 2016 and we were not in compliance, as of February 18, 2016, of a covenant requiring us to keep a minimum cash balance at the Lender’s institution (the “Covenant Failures”). On March 18, 2016, we entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which the Lender waived the Covenant Failures. The Fourth Amendment also extended the date, to April 30, 2016, of the requirement that we provide evidence of positive results from the OUS Clinical Trial and revised the minimum cash balance requirement. Following execution of the Fourth Amendment, we must maintain a balance of cash of at least $3,000,000 at the Lender’s institution. As of December 31, 2015 and the date of this filing, the outstanding term loan principal balance was $4.8 million and $4.5 million, respectively.

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

As of December 31, 2015, we have incurred losses since inception of approximately $48.5 million. In 2015, we incurred a loss of $12.4 million and in 2014 a loss of $6.2 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

Most procedures performed using the Viveve System are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo the Viveve Treatment is thus driven by consumer demand, which may be influenced by a number of factors, such as:

●	whether our marketing efforts directed toward increasing consumer awareness of the Viveve Treatment, for which we have limited experience and resources, are successful;

●	the extent to which physicians recommend the Viveve Treatment to their patients;

●	the cost, safety and effectiveness of a Viveve Treatment versus alternative treatments;

●	general consumer sentiment about the benefits and risks of such procedures; and

●	consumer confidence, which may be impacted by economic and political conditions.

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

Sales outside the U.S. accounted for 100% of our revenue during the years ended December 31, 2015, 2014 and 2013. We believe that a significant portion of our business will continue to come from sales outside the U.S. through increased penetration in countries where we currently sell the Viveve System, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

To market and sell the Viveve System internationally we depend on distributors and they may not be successful.

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

We outsource the manufacture and repair of the Viveve System to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech upon favorable terms.

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

Problems in our manufacturing processes, or those of our manufacturers or subcontractors, which lead to an actual or possible malfunction in any of the components of the Viveve System, may require us to recall product from customers or replace components and could disrupt our operations. For example, in December 2012, we began replacing handpiece assemblies that were causing system malfunctions due to fiber optic damage that occurred during the manufacturing process. We subsequently worked with our manufacturer to redesign and test the reliability of the newly designed handpiece. The problem was resolved within several weeks and did not have a significant impact on our ability to supply products to our customers or, more generally, on our results of operations. However, our results of operations, reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a more significant issue or significant patient injury, and delays our ability to fill customer orders.

We may not be able to develop an alternative cooling module that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

Our cooling module relies upon a hydrofluorocarbon, or HFC, called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries. Since 2007, European Union directives aimed at the automotive industry require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. As a result, if we are unable to develop an alternative cooling module for our device which is not dependent on HFCs in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

We entered into a Coupling Fluid License and Product Supply Agreement with Solta Medical (“Solta”) pursuant to which Solta agreed to grant to us a license for the coupling fluid and supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein. We use the cryogen cooling method and coupling fluid with our compatible radio frequency medical device for the purpose of conducting our clinical trials as well as for commercial purposes. Since we currently do not have any alternative sources of cryogen, if Solta refuses to sell to us for commercial reasons, or otherwise, our business could be materially adversely affected.

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

If there is no known predicate for a device, a company can request a de novo reclassification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. FDA’s de novo process has just been streamlined to allow a company to request that a new product classification be developed based on information provided by the requesting company. Our plan is to utilize the direct de novo process for the Viveve System. However, we cannot predict when or if such approval will be obtained, or whether FDA will create a new product code. Failure to approve the de novo petition or establishment of a new product code could require us to seek a PMA for the Viveve System. Delays in receipt or failure to receive clearances or approvals could adversely affect our business, results of operations and future growth prospects.

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

Clinical trials necessary to support a 510(k) or a PMA application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing our current product or any modified or new products and will adversely affect our business, operating results and prospects.

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

Conducting successful clinical studies will require the enrollment of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the desirability of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites, the ability of patients to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product or if they determine that the treatments received under the trial protocols are not desirable or involve unacceptable risk or discomfort.

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

For example, in August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) premarket notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, including revising existing guidance or developing guidance to clarify various aspects of the 510(k) process and to streamline the review process for innovative, lower risk products (the “de novo” process); improving training for the Center for Devices and Radiological Health staff; increasing reliance on external experts; and addressing and improving internal processes. The FDA may implement other reforms in the future. Future reforms could have the effect of making it more difficult and expensive for us to obtain 510(k) clearance.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license to or own 10 issued U.S. patents primarily covering the Viveve System and methods of use, 2 of which have expired. The remaining 8 will expire between 2016 and 2029. Additionally, we have 4 pending U.S. patent applications; 16 issued foreign patents; and 20 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 66.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our shares of common stock are thinly traded, our common stock is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at a depressed price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

As of March 15, 2016, there were approximately 27,874,786 shares of common stock of the 59,929,535 shares issued and outstanding that could be sold pursuant to Rule 144, 315,905 shares of restricted stock, 3,066,447 shares subject to outstanding warrants, 8,990,916 shares subject to outstanding options and an additional 1,120,509 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

Penny stock rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity.

Because our securities are considered a penny stock, stockholders will be more limited in their ability to sell their shares. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission that contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; contains a toll-free telephone number for inquiries on disciplinary actions; defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease office and laboratory facilities at 150 and 154 Commercial St., Sunnyvale, California 94086. The space consists of approximately 7,777 square feet, leased from the Castine Group. The term of the lease agreement, dated January 25, 2012, as amended in January 2015, commenced in March 2012 and will terminate on March 31, 2017. Rent expense for the year ended December 31, 2015 was $210,000. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,

2016	–	$229,000
2017	–	$ 58,000

We believe that these facilities are adequate for our current business operations.

Item 3. Legal Proceedings

On March 11, 2016, the Company filed a demand for Arbitration with the American Arbitration Association ("AAA") against a former employee asserting common law and statutory negligence claims against the former employee arising from the former employee's negligent performance of certain work duties. The demand seeks damages for lost profits, along with attorney's fees, interest, and costs. As of today's date, the former employee has not served any responsive filing to the demand.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2016, our common stock is trading on the OTCQB of the OTC Markets Group Inc. under the symbol “VIVMF”. Prior to October 22, 2014, our common stock traded under the symbol “PLCSF” and “PLCSD”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB. The bid quotations reported by the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The bid quotations reflect a one-for-100 reverse stock split we effected on September 23, 2014.

Period	High	Low
October 1, 2015 through December 31, 2015	$0.97	$0.67
July 1, 2015 through September 30, 2015	$1.05	$0.80
April 1, 2015 through June 30, 2015	$1.15	$0.30
January 1, 2015 through March 31, 2015	$0.65	$0.32

October 1, 2014 through December 31, 2014	$1.40	$0.35
July 1, 2014 through September 30, 2014	$2.70	$0.50
April 1, 2014 through June 30, 2014	$4.00	$0.60
January 1, 2014 through March 31, 2014	$4.90	$3.52

The last reported closing price of our common stock on the OTCQB on March 15, 2016 was $0.80 per share.

Holders

As of March 15, 2016 there were 207 holders of record of our common stock.

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

The following table sets forth information about the 2005 Plan, the 2006 Plan and the 2013 Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2005 Plan)	22,095	$12.83	0
Equity compensation plans approved by security holders (2013 Plan)	7,833,127	$1.54	1,944,644
Equity compensation plans not approved by security holders (2006 Plan)	322,069	$0.74	0
Total	8,177,291		1,944,644

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by Viveve Medical and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of our common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 6.64 years. Additionally, prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of Viveve Medical common stock (rounded down to the nearest whole share). The number of shares of Viveve Medical common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

Issuances of Unregistered Securities

In December 2015, the Company issued common stock warrants to employees and nonemployee contractors for performance bonuses to purchase a total of 215,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a contractual life of ten years and are immediately exercisable. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.

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

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity that we refer to as the Viveve Treatment. While our product has not been approved for sale in the U.S., we currently have 17 exclusive partnerships covering distribution of the Viveve System in 51 countries around the world, and we have regulatory clearance to market and sell our product in 22 of those countries:

GEOGRAPHIC REGION	DISTRIBUTION COVERAGE	REGULATORY CLEARANCE
North America	1	1
Latin America	1	-
Europe	28	18
Asia Pacific	11	3
Middle East	10	-
TOTAL	51	22

Outside the U.S., we market and sell the Viveve System, including the single-use treatment tips, through trained sales employees, consultants, and distributors. As of the date of this filing, we have sold 57 Viveve Systems and approximately 1,500 single-use treatment tips in countries outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and a bank term loan, as more fully described below, to fund our operations. We are located in Sunnyvale, California.

Reverse Acquisition and Recent Events

On September 23, 2014, we completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company with and into Viveve, Inc., a Delaware corporation (the “Merger”). In connection with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical.

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve, Inc. were converted into 3,743,282 shares of Viveve Medical, Inc.’s common stock which represented approximately 62% of the issued and outstanding shares of common stock of Viveve Medical on a fully diluted basis. In addition, non-accredited investors were entitled to receive, on a pro-rata basis, an aggregate of approximately $16,000 upon closing.

As a condition to and upon the closing of the Merger, an aggregate amount of $4,875,000 and related accrued interest of approximately $522,000 were extinguished pursuant to the terms and conditions of a Convertible Note Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP, a Convertible Note Termination Agreement, dated May 9, 2014 (collectively, the “5AM Note Termination Agreements”), by and between Viveve, Inc. and 5AM Ventures II, LP (together with 5AM Co-Investors II, LP, the “5AM Parties”) and a Convertible Note Exchange Agreement, dated May 9, 2014 (the “GBS Note Exchange Agreement”) by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (“GBS”). In accordance with the terms and conditions of the 5AM Note Termination Agreements, the 5AM Parties acknowledged and agreed that the benefits received from the closing of the Merger, including the portion of the merger consideration issued to the 5AM Parties as shareholders of Viveve, Inc. in accordance with the terms of the merger agreement, was full and fair consideration to cancel or extinguish all principal and interest underlying the notes held by such holders. Pursuant to the terms of the Note Exchange Agreement, GBS agreed to cancel and extinguish all principal and interest underlying the notes held by GBS in exchange for a warrant to acquire such number of shares of common stock of Viveve Medical equal to 5% of the issued and outstanding common stock of Viveve Medical following the effective date of the Merger (the “GBS Warrant”). Upon the closing of the Merger, we issued an aggregate of 943,596 shares of common stock to GBS upon the automatic conversion of the warrant.

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

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve, Inc. was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity were brought forward at their book value and no goodwill was recognized. Therefore, the historical financial data of Viveve, Inc. is deemed to be our historical financial data.

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

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, and November 30, 2015 (collectively the “Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”) pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1.5 million. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. Additionally, Viveve Medical provided evidence to the Lender of positive three month interim results with respect to the OUS Clinical Trial, and on July 15, 2015 we received the final $1.0 million of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at a rate of 6.56% per annum. While we were able to provide evidence of positive 3-month interim data as of July 10, 2015, due to over-enrollment of the OUS Clinical Trial we were unable to provide positive results as of January 31, 2016 and we were not in compliance, as of February 18, 2016, of a covenant requiring us to keep a minimum cash balance at the Lender’s institution (the “Covenant Failures”). On March 18, 2016, we entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which the Lender waived the Covenant Failures. The Fourth Amendment also extended the date, to April 30, 2016, of the requirement that we provide evidence of positive results from the OUS Clinical Trial and revised the minimum cash balance requirement. Following execution of the Fourth Amendment, we must maintain a balance of cash of at least $3,000,000 at the Lender’s institution. As of December 31, 2015 and the date of this filing, the outstanding term loan principal balance was $4.8 million and $4.5 million, respectively.

In connection with the terms of the Loan Agreement, we entered into the Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property and we issued a 10-year warrant to the Lender for the purchase of 471,698 shares of Viveve Medical common stock at an exercise price of $0.53 per share (the “Warrant”), such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price $0.53 per share (the “Amended Warrant”). In connection with the second amendment to the Loan Agreement in May 2015, Viveve Medical issued a second 10-year warrant to the Lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share.

On May 14, 2015, we completed a private placement (the “May 2015 Offering”) pursuant to which we sold 32,432,432 shares of common stock for gross proceeds of approximately $12.0 million, to 20 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of May 12, 2015. The net proceeds from the May 2015 Offering were approximately $11.0 million.

On November 24, 2015, we completed a private placement (the “November 2015 Offering”) pursuant to which we sold 8,573,385 shares of common stock for gross proceeds of approximately $6,000,000, to 12 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of November 20, 2015. The net proceeds from the November 2015 Offering were approximately $5.4 million.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA approval for the sale of our product and whether there will be a demand for the Viveve Treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through sales of our securities, loans from related parties and the bank term loan described above. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The recent Merger and concurrent September 2014 Offering was consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as to create opportunities for access to additional capital by increasing liquidity. While we believe that our recent going public transaction will be attractive to investors and even though we completed a private offering in May 2015 and November 2015, there are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We intend to increase our sales and exposure both internationally and in the United States market by seeking regulatory approvals for the sale and distribution of our product, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve Treatment to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians. In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve the Viveve System by focusing our research and development efforts on various areas including, but not limited to:

●	designing new treatment tips optimized for both ease-of-use and to reduce procedure times for patients and physicians;

●	increasing security to prevent the re-use of treatment tips, resulting in improved procedure efficacy and reduced safety concerns; and

●	developing a new cooling system that integrates a substitute for hydrofluorocarbon, to maintain compliance with changes in international environmental regulations.

The net proceeds received from the sales of our securities and the term loan have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for the next nine months, however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $250,000 annually.

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

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Revenue	$1,447	$90	1,357	1,508%

We recorded revenue of $1,447,000 for the year ended December 31, 2015, compared to revenue of $90,000 for the year ended December 31, 2014, an increase of $1,357,000. The increase in revenue was primarily due to sales of Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors. Sales in 2014 were limited primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Gross Profit

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Gross profit	$462	$40	$422	1,055%

Gross profit was $462,000, or 32% of revenue, for the year ended December 31, 2015, compared to gross profit of $40,000, or 44% of revenue, for the year ended December 31, 2014. The increase in gross profit was primarily due to sales of 34 Viveve Systems to our new distributors in 2015. Gross margin decreased primarily due to demo pricing offered to certain new distributors and higher manufacturing costs. Sales in 2014 did not include any Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 was used to support our OUS Clinical Trial.

Research and development expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Research and development	$4,988	$1,426	$3,562	250%

Research and development expenses totaled $4,988,000 for the year ended December 31, 2015, compared to research and development expenses of $1,426,000 for year ended December 31, 2014, an increase of $3,562,000, or approximately 250%. Spending on research and development increased in 2015 primarily due to costs associated with our OUS Clinical Trial. The Viveve OUS Clinical Trial commenced in the fourth quarter of 2014 and is a post-market study designed to evaluate the safety and effectiveness of the Viveve Treatment. The study duration is approximately 12-15 months. Research and development expenses also included increased engineering and development work with our contract manufacturer related to product improvement efforts and additional stock-based compensation expense primarily due to stock options granted to new employees and performance bonuses for employees in 2015.

Selling, general and administrative expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Selling, general and administrative	$7,464	$4,276	$3,188	75%

Selling, general and administrative expenses totaled $7,464,000 for the year ended December 31, 2015, compared to $4,276,000 for the year ended December 31, 2014, an increase of $3,188,000, or approximately 75%. The increase in selling, general and administrative expenses in 2015 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2015 also included higher personnel costs due to hiring new employees (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense primarily due to stock options granted to new employees and performance bonuses for employees in 2015. In contrast, selling, general and administrative expenses in 2014 were primarily attributable to professional services-related expenses associated with the Merger transaction that was completed in September 2014 and to a lesser degree greater spending to build brand and market awareness. Selling, general and administrative expenses in 2014 also included additional stock-based compensation expense associated with the accelerated vesting of certain stock options in connection with the Merger. Selling, general and administrative expenses in 2014 were impacted by lower spending in the first half of the year as a result of reduced activity due to funding constraints.

Interest expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Interest expense	$415	$567	$(152)	(27)%

During the year ended December 31, 2015, we had interest expense of $415,000, compared to $567,000 for the year ended December 31, 2014. The decrease of $152,000, or approximately 27%, resulted primarily from the discontinuance of the interest expense on our convertible bridge notes which were extinguished in connection with the Merger, partially offset by interest expense from the new term loan.

Other income (expense), net

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)

Other income (expense), net	$(21)	$49	$(70)	(143)%

During the year ended December 31, 2015 we had other expense, net, of $21,000 as compared to other income, net, of $49,000 for the year ended December 31, 2014. The decrease of $70,000, or approximately 143%, was primarily attributable to mark-to-market adjustments in 2014 associated with the change in the fair value of our preferred stock warrants, which were accounted for as liabilities. The warrants were extinguished in connection with the Merger.

Liquidity and Capital Resources

Year Ended December 31, 2015

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, loans from related parties and the bank term loan. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future.

Because we have incurred losses and reported negative cash flow from operations since inception, our consolidated financial statements have been prepared assuming that we will continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended December 31,
	2015	2014

Net cash used in operating activities	$(12,195)	$(5,991)
Net cash used in investing activities	(109)	(117)
Net cash provided by financing activities	18,769	6,573
Net increase in cash and cash equivalents	$6,465	$465

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory compliance and clinical study costs associated with the Viveve System.

Operating activities used $12,195,000 for the year ended December 31, 2015 compared to $5,991,000 used for the year ended December 31, 2014. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the year ended December 31, 2015 consisted of a net loss of $12,426,000 adjusted for non-cash expenses including depreciation and amortization of $77,000, stock-based compensation of $220,000, fair value of warrants issued to employees for performance bonuses of $286,000, fair value of warrants issued to service providers of $251,000 (primarily related to nonemployee contractors), non-cash interest expense of $197,000, and outflows from changes in operating assets and liabilities of $800,000. Net cash used during the year ended December 31 2014 consisted of a net loss of $6,180,000 adjusted for non-cash expenses including depreciation and amortization of $56,000, stock-based compensation of $184,000, fair value of warrants issued to service providers of $137,000 (primarily related to nonemployee contractors), gain of $52,000 from the revaluation of the warrant liability, non-cash interest expense of $418,000, and outflows from changes in operating assets and liabilities of $556,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2015 and 2014 was $109,000 and $117,000, respectively, which was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2015 was $18,769,000, which was the result of the net proceeds of $11,040,000 from our May 2015 Private Offering, the net proceeds of $5,393,000 from our November 2015 Offering, and the proceeds of $2,500,000 from the drawdown of funds from the second and third tranches of the term loan. Cash provided by financing activities during the year ended December 31, 2014 was $6,573,000, which was the result of the net proceeds of $4,204,000 from our September 2014 Offering, the proceeds of $2,500,000 from the first tranche of the term loan, partially offset by the repayment of the existing term loan of $1,631,000, and the proceeds of $1,500,000 from the issuance of related party convertible bridge notes which were extinguished in connection with the Merger.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of December 31, 2015, our contractual obligations are as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1 - 3 Year	3 -5 Years	More than 5 Years
Non-cancellable operating lease obligations	$287	$229	$58	$-	$-
Debt obligations (including interest)	5,213	1,894	3,319	-	-
Total	$5,500	$2,123	$3,377	$-	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2015 and the date of this filing, we have purchased 112 units and 113 units, respectively. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

.

As described above, on September 30, 2014, we entered into the Loan Agreement with the Lender pursuant to which we received a term loan in the amount of $5.0 million. As of December 31, 2015 and the date of this filing, the outstanding term loan principal balance was $4.8 million and $4.5 million, respectively.

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

 Inventory

Inventory is stated at the lower of cost or market, cost being determined on an actual cost basis on a first-in, first-out method and market being determined as the lower of replacement cost or net realizable value. All inventory as of December 31, 2015 and 2014 is finished goods. We regularly assess the valuation of inventory and write down inventory which is obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales by product, expected product life cycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of Viveve’s products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, the Middle East and Southeast Asia.

The Company does not provide its customers with a contractual right of return.

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, prototype materials, laboratory supplies, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2015 and 2014, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States of America (“US GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for our fiscal year beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for our fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We will adopt this guidance in the first quarter of 2016. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for our fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17'), which amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for our fiscal year 2017. Early adoption is permitted. As permitted by ASU 2015-17, we have early-adopted this standard and applied it retrospectively to all periods of the tax provision presented. As we have a full valuation allowance against the deferred assets, there is no impact to the consolidated financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research and development of new technologies is, by its nature, unpredictable. Although we will undertake development efforts, including efforts to obtain approvals from U.S. and foreign regulatory agencies, with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop our technology to the extent needed to create future sales to sustain our operations.

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing other than the bank term loan, which is fully drawn down, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to the attention of management, including our Chief Executive Officer and our Chief Financial Officer, during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Patricia Scheller	55	Chief Executive Officer and Director
Brigitte Smith	48	Chairperson of the Board of Directors
Mark S. Colella	43	Director
Carl Simpson	75	Director
Daniel Janney	50	Director
Jon Plexico	47	Director
Scott Durbin	47	Chief Financial Officer
James Atkinson	58	President and Chief Business Officer

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

Brigitte Smith. Ms. Smith was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with her service beginning following the Merger) and has been a director of Viveve, Inc. since January 2007. Ms. Smith is co-founder and Managing Director of GBS Venture Partners, a leading Australian life science venture capital investor founded in 1998 whose fund, GBS Bioventures III, is one of our significant stockholders. GBS Venture Partners has completed more than 40 medical device and life science investments for companies based in Australia and the U.S. Before joining GBS Venture Partners, Ms. Smith worked with high-tech start-up companies in Australia and the U.S. in fundraising and business development roles. From 1990 to 1992 Ms. Smith also served as a consultant for Bain & Company, a strategic management consulting firm. Ms. Smith is also on the board of GBS Venture Partners portfolio companies in Australia and the United States. Ms. Smith previously served on the board of KaloBios Pharmaceuticals, Inc., which is listed on the NASDAQ Global Market (KBIO). Ms. Smith earned her Bachelor of Chemical Engineering with Honors from the University of Melbourne, her Master of Business Administration with Honors from the Harvard Business School and her Master of International Relations from the Fletcher School of Law and Diplomacy in Boston, Massachusetts, where she was also a Fulbright Scholar. Ms. Smith is a Fellow of The Australian Institute of Company Directors. Because of her significant experience in assessing early stage medical device and life sciences companies and her investing experience, we concluded that Ms. Smith should serve as a director.

Mark S. Colella. Mark S. Colella has over 19 years of venture capital and operating experience in life science, medical device and healthcare companies. Mr. Colella is a Partner at Stamos Capital Partners, having joined in 2015, and leads the private capital investment team. Stamos Capital is a private investment management firm specializing in alternative and multi-asset investment solutions. Previously a Principal, Mr. Colella is now an Advisor to 5AM Ventures where he has held board and advisory roles with a number of public and private companies. Currently, in addition to being a director of Viveve, Mr. Colella serves as a director to Ceterix, a surgical medical device company. Mr. Colella has served, in board or advisory roles, with Biodesy, Ceterix, DVS (acquired by Fluidigm), Flexion (IPO), Incline (acquired by The Medicines Company), Pearl (acquired by AstraZeneca), Semprus (acquired by Teleflex) and WaveRx. Mr. Colella was an executive, and part of the early team, for BÂRRX Medical, a medical device company sold to Covidien for $413 million, and he held management roles with Stryker, a medical device company focused on orthopedics, laparoscopy, urology, gynecology, and minimally invasive general surgery. He spent four years on the founding team and as an Executive Director managing healthcare facilities with Primrose Alzheimer’s Living, an early-stage healthcare service start-up company, and one year working as an analyst for Versant Ventures, a life science venture capital firm.

Mr. Colella holds a B.S. in Biology from Williams College and earned his M.B.A. from Northwestern University, the Kellogg School of Management, where he sits on the Advisory Board for the Innovation and New Ventures Office. Prior to Williams College, he spent two years at the United States Air Force Academy. Mr. Colella's extensive experience in serving on boards of medical device companies led us to conclude he should serve as a director.

Carl Simpson. Mr. Simpson was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the Merger) and has been a director of Viveve, Inc. since its inception in September of 2005. Mr. Simpson has worked in the medical device industry for over 40 years. In 2005, Mr. Simpson founded and became the Managing Director of Coronis Medical Ventures, LLC, a venture capital entity. From 2001 to 2004, Mr. Simpson was a partner for Versant Ventures. In 1993, he founded CardioGenesis Corp. a medical device company that designs, manufactures and distributes laser-based surgical products that promote cardiac angiogenesis and served as Vice President of Development until 1997. In 1979, Mr. Simpson founded Advanced Cardiovascular Systems (“ACS”) a medical device company that develops and markets medical devices for treatment of cardiovascular diseases and served as Senior Vice President of Research and Development until 2001. ACS was sold to Eli Lilly in 1984 and spun-off into Guidant Vascular Intervention. Mr. Simpson currently serves on the board of Novobionics, Curant Medical, Uptake Medical and Entent. He also served on the board of Silver Bullet from 2009 to 2012, CoRepair from 2007 to 2013, Revascular Therapeutics from 2004 to 2011, Conor MedSystems Inc. from 2003 to 2005, Thermage from 1997 to 2004, Interventional Thermodynamics (Innerdyne) from 1989 to 1991 and Interventional Technologies from 1985 to 1989. His undergraduate training is in Microbiology and Biochemistry. His graduate degree is in Electrical Engineering/Computer Science and he holds an M.B.A., both from the University of Santa Clara. Because of Mr. Simpson’s prior experience with multiple start-up companies, his understanding of venture capital business models and 40 years of operational and clinical experience, we concluded that he should serve as a director.

Daniel Janney. Mr. Janney was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the Merger). Since November 2012, Mr. Janney has served as a director of Esperion Therapeutics, Inc. (NASDAQ: ESPR). Mr. Janney is a managing director at Alta Partners, a life sciences venture capital firm, which he joined in 1996. Prior to joining Alta, from 1993 to 1996, he was a Vice President in Montgomery Securities' healthcare and biotechnology investment banking group, focusing on life sciences companies. Mr. Janney is a director of a number of companies including Alba Therapeutics Corporation, Lithera, Inc., Prolacta Bioscience, Inc., Sutro Biopharma and ViroBay, Inc. He holds a Bachelor of Arts in History from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles. Because of Mr. Janney's experience working with and serving on the board of directors of various life sciences companies and his experience working in the venture capital industry, we concluded that he should serve as a director.

Jon Plexico. Mr. Plexico was appointed as a director of Viveve Medical, Inc. on March 14, 2016. Mr. Plexico is currently one of two Managing Members of Stonepine Capital Management, LLC ("Stonepine Management"). Stonepine Management, is the General Partner of Stonepine Capital, L.P. ("Stonepine"), a holder of approximately 30.7% of the outstanding common stock of the Company. Mr. Plexico was appointed to the board of directors as a representative of Stonepine, at Stonepine's election, under the terms of that certain letter agreement, dated May 12, 2015 (the "Letter Agreement"), by and between the Company and Stonepine, pursuant to which, among other things, for so long as Stonepine owns at least 15% of the Company's outstanding equity securities, Stonepine shall have the option, but not the obligation, to designate a Stonepine representative to serve on the board. The Company and Stonepine entered into the Letter Agreement in connection with the May 2015 Offering. Mr. Plexico has not been appointed to any board committees.

Mr. Plexico has approximately 24 years of life science industry operational and advisory experience, including eight years as Managing Member and Founder of Stonepine Management. Previously, Mr. Plexico was Managing Director at Merriman Curhan Ford & Co., now known as Merriman Capital, where he ran healthcare corporate finance focusing on private investments in public equity, secondary offerings, and mergers and acquisitions. Prior to that, Mr. Plexico was co-founding partner of Venture Ready Partners, a life science advisor providing capital raising services to private biotechnology companies. Mr. Plexico was employee #5 and served as director of business development at Chemdex Corporation, an electronic life-science commerce company that grew to 500 employees and completed an initial public offering during his tenure. He began his career at Quidel Corporation, where he became National Sales Manager for the Autoimmune Division. He has served on the Boards of Directors of Zila, Inc. and Immunetech, Inc. Mr. Plexico is a graduate of Colgate University. Mr. Plexico's extensive experience in advising and raising funding for life sciences companies led us to believe that he should serve as a director.

Scott Durbin. Mr. Durbin joined Viveve, Inc. as its Chief Financial Officer in February 2013 and was appointed as the Chief Financial Officer of Viveve Medical, Inc. on September 23, 2014. From June 2012 to January 2013, he served as an advisor and Acting Chief Financial Officer for Viveve, Inc. Prior to joining Viveve, Inc., from June 2010 to October 2011, he was Chief Financial Officer of Aastrom Biosciences (“Aastrom”), a publicly traded, cardiovascular cell therapy company. Before Aastrom, he spent six years as Chief Operating and Financial Officer for Prescient Medical (“Prescient”) from May 2004 to June 2010, a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks. Prior to Prescient, from January 2003 to April 2004, he spent several years as a financial consultant for two publicly traded biotech companies, Scios Inc.,a Johnson & Johnson company, and Alteon Inc. Mr. Durbin began his career in corporate finance as an investment banker in the Healthcare and M&A groups at Lehman Brothers Inc. from August 1999 to January 2003, where he focused on mergers and acquisitions and financings for the life science industry. At Lehman, he successfully executed over $5 billion in transactions for medical device and biotechnology companies. He began his career as a Director of Neurophysiology for Biotronic, Inc. Mr. Durbin received a B.S. from the University of Michigan and an M.P.H. in Health Management with Honors from the Yale University School of Medicine and School of Management.

James Atkinson. Mr. Atkinson was appointed to serve as the Chief Business Officer and President of the Company and Viveve, Inc. effective as of February 4, 2015. Mr. Atkinson has over 30 years of experience in medical device sales, marketing and business development with both Fortune 50 and start-up medical device companies. Mr. Atkinson was a founding principal at Ulthera, Inc. where he served as Senior Vice President of Sales and Marketing from October 2006 through April 2014. While at Ulthera, he assisted in growing the company from 3 to 165 employees and established a global distribution network that included 42 distributors, covering 52 countries. Mr. Atkinson’s prior experience includes various executive positions, including (i) Vice President of Sales and Marketing for the Cardiac Surgery Division at St. Jude Medical, Inc. from October 2004 to October 2006 where his responsibilities included launching the Biocor® stented tissue valve, recognized as the fastest growing heart valve brand in the industry, (ii) Vice President of Sales for Medtronic Vascular, a $200 million division of Medtronic, Inc., a company whose stock is traded on the New York Stock Exchange (Ticker: MDT), from January 2003 to September 2004 and (iii) co-founder and Vice President of Sales and Business Development for Medical Simulation Corporation. Mr. Atkinson’s career began as a sales representative at Ethicon Endosurgery, a Johnson and Johnson company, where he progressed through positions with increasing responsibility to Regional Manager.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2015, Jim Robbins, the Company’s Vice President of Finance, overlooked reporting the grant of a warrant. On February 17, 2015, the Company granted to Mr. Robbins a 10-year warrant for the purchase of 43,024 shares of the Company’s common stock at a price of $0.50 per share. The warrant is subject to vesting conditions. Mr. Robbins reported the grant on December 22, 2015.

During the year ended December 31, 2015, James Atkinson was late in reporting two transactions. On May 12, 2015 Mr. Atkinson received a 10-year warrant with an exercise price of $0.53 per share for the purchase of 217,733 shares of the Company’s common stock. The warrant was issued to him in conjunction with a consulting agreement entered into on May 12, 2015 and the transaction was reported on May 28, 2015. On June 12, 2015 Mr. Atkinson, as the custodian for his minor child and through a10b5-1 Plan, purchased 30,600 shares of the Company’s common stock at a price of $0.899 per share. The purchase was reported on July 22, 2015.

During the year ended December 31, 2015, Mark Colella, a director, was late in reporting the purchase of a total of 675,675 shares of the Company’s common stock at a price of $0.37 per share made on May 14, 2015. The shares were purchased by 5AM II, L.P. and 5 AM Co-Investors II, L.P. (together, the “Funds”). Mr. Colella may be deemed to hold shared voting and investment control of the common stock owned by the Funds. Mr. Colella disclaims beneficial ownership of the shares of common stock owned by the Funds. The purchase was reported on May 29, 2015.

Except as set forth above, we believe that, during the year ended December 31, 2015, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

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

Director Nominations

The Company does not have any defined procedures by which stockholders may submit nominations for directors and there has been no change to that policy.

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company has an audit committee to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements. The members of our audit committee are Mark Colella, Carl Simpson and Daniel Janney.  The board of directors has determined that Mark Colella is an “audit committee financial expert” as defined by applicable SEC rules.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Patricia Scheller, Chief Executive	2015	346,000	154,696	(1)		785,552	(3)			45,247	(6)	1,331,495
Officer, Viveve Medical, Inc.	2014	335,000	82,943	(2)		297,744	(4)			19,520	(6)	735,207

Scott Durbin, Chief Financial	2015	311,000	97,965	(1)		314,059	(3)			24,222	(6)	747,246
Officer, Viveve Medical, Inc.	2014	298,000	133,882	(2)(5)		121,219	(4)			17,364	(6)	570,463

James Atkinson, Chief Business Officer and President,	2015	290,667	144,904	(1)(9)		417,442	(3)			120,447	(7)	973,457
Viveve Medical, Inc.	2014									50,000	(8)	50,000

(1) The amounts represent the cash and the fair market value of restricted stock (received in lieu of cash) issued to employees for 2015 performance bonuses: (i) Ms. Scheller: cash of $108,990 and restricted stock of $45,706; (ii) Mr. Durbin: cash of $105,819 and restricted stock of $0; and (iii) Mr. Atkinson: cash of $0 and restricted stock of $114,654. The cash portion of the bonus was paid on January 7, 2016. The fair market value of the restricted stock was determined based on the closing stock price of $0.78 on the date of grant - January 4, 2016.

(2) The amounts represent the aggregate fair value of common stock warrants issued for 2014 performance bonuses. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. The assumptions underlying the equity awards are as follows: (i) contractual life: ten years; (ii) risk free interest rate: 2.14%; (iii) average volatility: 77.6%; and (iv) expected dividend yield: none.

(3) The amounts represent the aggregate grant date fair value of the stock option awards granted by the Company during 2015. The grant date fair value is computed using the Black-Scholes option pricing model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected term: 5 years; (ii) risk-free interest rate: 1.70%; (iii) average volatility: 63%, and (iv) expected dividend yield: none.

(4) The amounts represent the aggregate grant date fair value of the stock option awards granted by the Company during 2014. The grant date fair value is computed using the Black-Scholes option pricing model. The assumptions underlying the valuation of the equity awards are as follows: (i) expected term: 5 years; (ii) risk-free interest rate: 1.80%; (iii) average volatility: 61%; and (iv) expected dividend yield: none.

(5) The 2014 bonus amount for Mr. Durbin also includes a cash bonus payment of $50,000.

(6) These amounts represent a cash-out of accrued PTO hours in accordance with the Company’s PTO Policy per the Employee Handbook.

(7) The amount represents compensation paid pursuant to the terms of a consulting arrangement with Mr. Atkinson entered into in February 2015, prior to his employment with the Company: (i) cash payments of $33,000; (ii) the aggregate fair value of a common stock warrant issued of $55,086; and (iii) commissions earned of $32,358 but not yet paid. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. The assumptions underlying the equity awards are as follows: (i) contractual life: ten years; (ii) risk free interest rate: 2.28%; (iii) average volatility: 80.1%; and (iv) expected dividend yield: none.

(8) The amount represents consulting compensation paid pursuant to the terms of a consulting arrangement with Mr. Atkinson entered into in February 2015, prior to his employment with the Company.

(9) The 2015 bonus amount for Mr. Atkinson also includes the aggregate fair value of common stock warrant issued for a 2015 performance bonus of $30,250. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. The assumptions underlying the equity awards are as follows: (i) contractual life: ten years; (ii) risk free interest rate: 2.27%; (iii) average volatility: 76.8%; and (iv) expected dividend yield: none.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Patricia Scheller	221,681	0	0	$1.24	October 24, 2022
	293,5370	645,781	0	$0.60	September 26, 2024
		1,936,001	0	$0.75	December 16, 2025
Scott Durbin	82,579	0	0	$1.24	February 2, 2023
	119,5060	262,914	0	$0.60	September 26, 2024
		774,001	0	$0.75	December 16, 2025

Jim Atkinson	0	535,000	0	0.47	February 3,,2025
	0	704,000	0	0.75	December 16, 2025

Employment Agreements, Termination of Employment and Change-in Control Agreements

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

In addition the agreement provides for: (i) an annual incentive bonus (if approved by the board of directors, in their sole discretion) in an amount to be determined by the board of directors; (ii) an incentive payment of $1,000 for every $1 million in new equity financing raised during her first year of service, up to $20,000 (iii) an option for the purchase of 27,539,116 shares of Viveve, Inc. common stock exercisable at the fair market value on the date of grant, with the right to purchase 25% of the option shares vesting after 12 months of continuous service and the right to purchase the remainder of the option shares vesting in equal monthly installments over the next 36 months of continuous service, with accelerated vesting upon an Involuntary Termination within 12 months of a Change in Control (as those terms are defined in the agreement); (iv) Company-sponsored benefits as in effect from time to time; (v) paid vacation in accordance with our vacation policy, as in effect from time to time; and (vi) continued base salary and benefits for twelve months following an Involuntary Termination. In conjunction with the Merger, the option issued to Ms. Scheller was assumed by us. As a result of the assumption, the number of shares of our common stock subject to the option was computed by multiplying the number of shares of Viveve, Inc. common stock into which the option was exercisable immediately prior to the effective time of the Merger by 0.0080497, the Merger exchange ratio. The exercise price of the option was determined by dividing the option exercise price immediately prior to the effective time of the Merger by the exchange ratio (rounded up to the nearest cent).

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

James Atkinson

In accordance with the terms of an offer letter dated February 4, 2015 (the “Offer Letter”), Mr. Atkinson will receive (i) an annual base salary of $320,000, (ii) an initial target bonus of up to 30% of the annual base salary as shall be approved by the board of directors, (iii) an overachievement bonus in the form of a five-year warrant to purchase up to 110,000 shares of the Company’s common stock at an exercise price equal to the greater of $0.53 per share or the fair market value of the Company’s common stock on the date of grant, contingent upon the achievement of certain goals to be determined by the board of directors, (iv) an option to purchase 535,000 shares of the Company’s common stock, issued under the Company’s 2013 Stock Option Plan and subject to the terms of the applicable stock option agreement and (v) various other standard employee benefits.

In addition, the Offer Letter further provides that Mr. Atkinson’s employment is “at will” and may be terminated at any time and for any reason by either party. In the event of involuntary termination, upon return of all Company property and execution of a general release of any claims against the Company, Mr. Atkinson shall be entitled to (i) continued payment of his base salary for a period of six months and (ii) either (a) a continuation of health insurance coverage until the earlier of the close of six months following his date of termination or eligibility for substantially equivalent health insurance coverage in connection with new employment or self-employment or (b) a lump sum payment in lieu of health insurance coverage, at the sole and absolute discretion of the Company.

The Company provides a 401(k) plan. Participation is voluntary and open to all employees. The Company has not made any contributions to the plan to date.

Director Compensation

The table below sets forth the compensation paid to our directors, exclusive of reimbursed out-of-pocket expenses, during the year ended December 31, 2015 for services provided as a director.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Brigitte Smith	--	--	43,822(1)(2)(3)	--	--	--	43,822
Mark Colella	--	--	43,822(1)(2)(3)	--	--	--	43,822
Carl Simpson	--	--	43822(1)(2)(3)	--	--	--	43,822
Daniel Janney	--	--	43,822(1)(2)(3)	--	--	--	43,822

(1) The high and low trading prices of our common stock on the OTCQB during the 30-day period prior to December 16, 2015, the date of grant, were $0.96 and $0.67. Options issued to these directors on December 16, 2015 have an exercise price of $0.75.

(2) Amounts represent the aggregate grant date fair value of the stock option as of December 16, 2015, the option grant date.

(3) As of December 31, 2015, each of Ms. Smith and Messrs. Colella, and Janney held options to purchase an aggregate of 155,000 shares of our common stock (2015 option grant: 108,000 shares; and 2014 option grant: 47,000 shares). Mr. Simpson held options to purchase an aggregate of 156,811 shares of our common stock (2015 option grant: 108,000 shares; 2014 option grant: 47,000 shares; and 2007 option grant; 1,811 shares). The grant date fair value is computed using the Black-Scholes option pricing model. The assumptions underlying the valuation of the equity awards in 2015 are as follows: (i) expected life: 5 years; (ii) interest rate: 1.70%; (iii) volatility: 63%; and (iv) expected dividend yield: none.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2016 regarding the beneficial ownership of our common stock by the following persons:

●	each person who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o Viveve Medical, Inc., 150 Commercial Street, Sunnyvale, California 94086. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of March 15, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. As of March 15, 2016, we had 59,929,535 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Named Executive Officers and Directors

Patricia Scheller	1,115,859(2)	1.83%
Scott Durbin	482,635(3)	0.80%
James Atkinson	3,978,852(4)	6.58%
Brigitte Smith	3,818,673(5)(13)	6.37%
Mark S. Colella	27,604(6)	0.05%
Carl Simpson	44,799(7)	0.07%
Daniel Janney	5,685,236(8)(11)	9.45%
Jon Plexico	18,397,682(9)	30.70%
All named executive officers and directors as a group (8 persons)	33,551,340	53.99%

Owners of More than 5% of Our Common Stock

Stonepine Capital, L.P. (9) 919 NW Bond Street, Suite 208 Bend, Oregon 97701	18,397,682	30.70%
5AM Ventures II, L.P. (10) 2200 Sand Hill Road, Suite 110 Menlo Park, California 94025	7,310,231	12.20%
Alta BioEquities, L.P. (11) One Embarcadero Center, Suite 3700 San Francisco, California 94111	5,657,632	9.41%
RTW Master Fund, Ltd. (12) c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue, George Town Grand Cayman KY1-9001, Cayman Islands	4,753,806	7.93%
GBS Venture Partners Limited (13) 71 Collins Street, Level 5 Melbourne, Australia C3 VIC 3000	3,598,807	6.01%
Wexford Spectrum Investors LLC (14) 411 West Putnam Avenue, Suite 125 Greenwich, Connecticut 06830	3,416,987	5.70%

(1) Based on 59,929,535 shares issued and outstanding as of March 15, 2016. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of March 15, 2016, and are owned of record by each individual named as the beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

(2) Included in this amount are 155,218 shares of common stock, the right to purchase 221,681 shares of common stock underlying a 10-year option having an exercise price of $1.24 per share, the right to purchase 371,813 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share, the right to purchase 161,333 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share, and a 10-year warrant to purchase 205,814 shares of common stock at an exercise price of $0.50 per share. Excludes 58,597 shares of common stock underlying a restricted stock award that will vest within one-year of January 4, 2016. Excludes 2,342,173 shares of common stock underlying unvested options.

(3) Included in this amount are 40,541 shares of common stock, the right to purchase 82,579 shares of common stock underlying a 10-year option having an exercise price of $1.24 per share, the right to purchase 151,375 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share, and a 10-year warrant to purchase 208,140 shares of common stock at an exercise price of $0.50 per share. Excludes 1,005,046 shares of common stock underlying unvested options.

(4) Included in this amount are 2,669,884 shares of common stock owned of record by Charles Schwab & Co. Inc. for the benefit of James Gregory Atkinson IRA Contributory Account #3027-4954, of which James Atkinson is the sole beneficiary, 784,780 shares of common stock owned of record by the Atkinson Family Revocable Trust Dated 08/26/2013, of which Mr. Atkinson is co-trustee, 30,600 shares of common stock owned of record by Mr. Atkinson as custodian for the account of a minor child, the right to purchase 167,188 shares of common stock underlying a 10-year option having an exercise price of $0.47 per share, the right to purchase 58,667 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share, a 10-year warrant to purchase 217,733 shares of common stock at an exercise price of $0.53 per share, and a 10-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.70 per share. Excludes 92,194 shares of common stock underlying a restricted stock award that will vest within one-year of January 4, 2016. Excludes 1,013,145 shares of common stock underlying unvested options.

(5) Includes 3,598,807 shares of common stock owned of record by GBS Venture Partners Limited as trustee for GBS BioVentures III, 192,262 shares of common stock owned of record by Ms. Smith, the right to purchase 18,604 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share, and the right to purchase 9,000 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share. Excludes 127,396 shares of common stock underlying unvested options. GBS Venture Partners Limited is trustee for GBS BioVentures III. Brigitte Smith is the Managing Partner of GBS Venture Partners Limited and has voting and investment power over the shares beneficially owned by GBS BioVentures III. Voting and investment power over the shares of common stock owned of record by GBS Venture Partners Limited as trustee for GBS BioVentures III is held by Ms. Smith.

(6) Includes the right to purchase 18,604 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share and the right to purchase 9,000 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share. Excludes 127,396 shares of common stock underlying unvested options.

(7) Included in this amount are 15,384 shares of common stock, the right to purchase 1,811 shares of common stock underlying a 10-year option having an exercise price of $7.45 per share, the right to purchase 18,604 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share, and the right to purchase 9,000 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share. Excludes 127,396 shares of common stock underlying unvested options.

(8) Includes 5,455,632 shares of common stock owned of record by Alta BioEquities, L.P. and a 10-year warrant to purchase 202,000 shares of common stock at an exercise price of $0.53 per share held by Alta BioEquities, L.P. Includes the right to purchase 18,604 shares of common stock underlying a 10-year option having an exercise price of $0.60 per share, and the right to purchase 9,000 shares of common stock underlying a 10-year option having an exercise price of $0.75 per share. Excludes 127,396 shares of common stock underlying unvested options. Alta BioEquities Management, LLC is the general partner of Alta BioEquities, L.P. Daniel Janney is the Managing Director of Alta BioEquities Management, LLC and has voting and investment power over the shares beneficially owned by Alta BioEquities, L.P.

(9) Includes 18,397,682 shares of common stock owned of record by Stonepine Capital, L.P. Stonepine Capital Management, LLC is the general partner of Stonepine Capital, L.P. Jon M. Plexico and Timothy P. Lynch are the Managing Members of Stonepine Capital Management, LLC and have shared voting and investment power over the shares beneficially owned by Stonepine Capital, L.P.

(10) Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, the managing members of 5AM Partners II, LLC, have shared voting and investment power over the shares beneficially owned by 5AM Ventures II, L.P. As the managing members of 5AM Partners II, LLC, these individuals also have voting and investment power over 288,447 shares of common stock owned of record by 5AM Co-Investors II, L.P. 5AM Partners II, LLC is the general partner of both 5AM Ventures II, L.P. and 5AM Co-Investors II, L.P.

(11) Included in this amount are 5,455,632 shares of common stock and a 10-year warrant to purchase 202,000 shares of common stock at an exercise price of $0.53 per share. Alta BioEquities Management, LLC is the general partner of Alta BioEquities, L.P. Daniel Janney is the Managing Director of Alta BioEquities Management, LLC and has voting and investment power over the shares beneficially owned by Alta BioEquities, L.P.

(12) RTW Investments, LLC is the investment manager of RTW Master Fund, Ltd. Roderick Wong is the Managing Member of RTW Investments, LLC and has sole voting and investment power over the shares beneficially owned by RTW Master Fund, Ltd.

(13) GBS Venture Partners Limited is trustee for GBS BioVentures III. Brigitte Smith is the Managing Partner of GBS Venture Partners Limited and has voting and investment power over the shares beneficially owned by GBS BioVentures III. Voting and investment power over the shares of common stock owned of record by GBS Venture Partners Limited as trustee for GBS BioVentures III is held by Ms. Smith.

(14) Wexford Capital LP is a manager of Wexford Spectrum Investors LLC. Wexford GP LLC is the General Partner of Wexford Capital LP. Each of Charles E. Davidson and Joseph M. Jacobs is a controlling person of Wexford GP LLC. Each of Wexford Capital LP, Wexford GP LLC, and Mr. Davidson and Mr. Jacobs have shared voting and investment power over the shares beneficially owned by Wexford Spectrum Investors LLC.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

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

For the period from January 1, 2014, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 – Executive Compensation.

Agreement for Consulting Services

On November 11, 2014, Viveve, Inc. entered into an Independent Contractor Agreement for Rendering Consulting Services with James Atkinson (the “Consulting Agreement”), which provided that Mr. Atkinson shall provide certain consulting services related to product distribution and international sales in exchange for (i) $30,000 per month to be paid in cash, 5-year warrants to purchase the Company’s common stock at an exercise price of $0.53 per share, or a combination thereof, to be determined by the board of directors, (ii) reimbursement of any costs and expenses incurred by Mr. Atkinson for travel in connection with the performance of his services under the Consulting Agreement and (iii) compensation at a rate of 35% of the total annual cash compensation for each zone director hired by the Company as a result of a direct introduction by Mr. Atkinson, to be paid solely in equity securities of the Company. The Consulting Agreement was terminated effective as of February 3, 2015. On February 4, 2015, the Company entered into an offer letter with James Atkinson in connection with his appointment as Chief Business Officer and President of Viveve, Inc. For information on the offer letter, see the discussion at Item 11 – Executive Compensation.

March 2014 Convertible Promissory Notes

On March 5, 2014 Viveve, Inc. entered into a note purchase agreement, as amended on May 9, 2014 and May 29, 2014, pursuant to which Viveve issued convertible promissory notes, accruing interest at 9% per annum, in the aggregate principal amount of $1,500,000 to GCP, Alpha Capital Anstalt, Sandor Capital Master Fund, Barry Honig, 5AM Ventures II, GBS, and Alta Bioequities, L.P. Other than the notes issued to 5AM Ventures II and GBS, the dispositions of which are discussed below, the remaining notes were exchanged for common stock in the private offering that was completed on September 23, 2014. The conversion price was $0.53 per share.

Agreements related to the Merger

On September 23, 2014, we completed the Merger.

As a condition to and upon the closing of the Merger, an aggregate amount of $4,875,000 in convertible promissory notes and related accrued interest of approximately $522,000 were extinguished pursuant to the terms and conditions of a Convertible Note Termination Agreement, dated May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP, a Convertible Note Termination Agreement, dated May 9, 2014 (collectively, the “5AM Note Termination Agreements”), by and between Viveve, Inc. and 5AM Ventures II, LP (together with 5AM Co-Investors II, LP, the “5AM Parties”) and a Convertible Note Exchange Agreement, dated May 9, 2014 (the “GBS Note Exchange Agreement”) by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (“GBS”). In accordance with the terms and conditions of the 5AM Note Termination Agreements, the 5AM Parties agreed to cancel or extinguish all principal and interest underlying the notes held by such holders. Pursuant to the terms of the Note Exchange Agreement, GBS agreed to cancel and extinguish all principal and interest underlying the notes held by GBS in exchange for a warrant to acquire such number of shares of common stock of the Company equal to 5% of the issued and outstanding common stock of the Company following the effective date of the Merger (the “GBS Warrant”). Upon the closing of the Merger, the Company issued an aggregate of 943,596 shares of common stock to GBS upon the automatic conversion of the warrant.

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

Private Placement

On November 24, 2015, the Company completed a private offering pursuant to which it issued 8,573,385 shares of common stock, no par value, at a per share purchase price of $0.70 for gross proceeds of approximately $6,000,000 (the “Private Placement”) to 12 accredited investors pursuant to the terms of a Securities Purchase Agreement, by and among the Company and the purchasers, dated as of November 20, 2015 (the “Securities Purchase Agreement”). Purchasers in the offering included Stonepine Capital, L.P., Alta BioEquities L.P., an affiliate of director Dan Janney, Patricia Scheller, the Company’s Chief Executive Officer, and James Atkinson, the Company’s Chief Business Officer and President.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers, dated as of November 20, 2015, pursuant to which the Company agreed to register the shares on a registration statement to be filed with the Securities and Exchange Commission within 60 days after the closing of the offering and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 90 days after the filing date. If the Company (i) failed to file the registration statement by the filing date, (ii) did not obtain effectiveness of the registration statement within 90 days after the filing date or (iii) allows certain lapses in effectiveness, the Company is obligated to pay to the purchasers liquidated damages equal to 1.5% of the original subscription amount paid by the purchasers upon the occurrence of the event and for every seven days after the occurrence of an event until cured. The Company filed the registration statement within 60 days after the closing of the Private Placement and the registration statement was declared effective by the SEC within 90 days after the filing date.

Policies and Procedures for Related Person Transactions

While our board of directors has not adopted a formal written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions, it the Company’s practice and procedure to present all transactions arrangements, relationships, or any series of similar transactions, arrangements, or relationships, in which the Company was or is to be a participant and a related person had or will have a direct or indirect material interest, to the board of directors for approval.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent auditors for the years ended December 31, 2014 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2015	2014
Audit fees	$190,000	$130,000
Audit-related fees	0	59,000
Tax fees	13,000	10,000
All other fees	0	0
Total fees	$203,000	$199,000

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, services that are performed to comply with generally accepted auditing standards, and review of our condensed consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

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

All Other Fees: Our auditor was paid no other fees for professional services during the fiscal years ended December 31, 2014 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Articles of Continuance (3)
3.1.1	Articles of Amendment to Articles of Continuance (4)
3.2	Bylaw No. 1 (5)
3.2.1	Bylaw No. 2 (6)
4.1	Form of 5% Senior Secured Convertible Debenture issued on February 22, 2011, July 2, 2012, January 16, 2013, April 14, 2014, May 27, 2014, July 15, 2014 and August 6, 2014 (7)
4.2	Form of Common Stock Purchase Warrant issued on February 22, 2011, July 2, 2012, January 16, 2013, April 14, 2014, May 27, 2014, July 15, 2014 and August 6, 2014 (7)
4.3	Common Stock Purchase Warrant issued on September 23, 2014 to GBS Venture Partners Limited (8)
4.4	Conversion Agreement dated May 9, 2014 between the Registrant and holders of the Registrant’s 5% Senior Secured Convertible Debentures (8)
4.5	Warrant Exchange Agreement dated May 9, 2014 between the Registrant and certain holders of the Registrant’s warrants (8)
4.6	Form of Common Stock Purchase Warrant issued to investors in the private offering of the Registrant’s common stock which closed on September 23, 2014 (8)
4.7	Warrant to Purchase Stock issued September 30, 2014 to Square 1 Bank (9)
4.8	First Amendment to Warrant to Purchase Stock dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (14)
4.9	Common Stock Purchase Warrant (2015) (16)
4.10	Amended and Restated Warrant to Purchase Stock dated May 14, 2015 between Square 1 Financial, Inc. and Viveve, Inc. (16)
4.11	Second Warrant to Purchase Stock issued May 14, 2015 to Square 1 Bank (16)
4.12	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin*+
4.13	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins*+
4.14	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller*+
4.15	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson*+
4.16	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson*+
4.17	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins*+
10.1	Financial Advisory Agreement dated May 9, 2014 between the Registrant and Bezalel Partners, LLC (8)
10.2	Form of Securities Purchase Agreement dated May 9, 2014 (8)
10.3	Securities Purchase Agreement, dated May 9, 2014, by and among the Registrant and GBS Venture Partners as trustee for GBS BioVentures III Trust (8)
10.4	Escrow Deposit Agreement, dated May 9, 2014 by and among the Registrant, Palladium Capital Advisors LLC, Middlebury Securities and Signature Bank, as escrow agent (8)
10.5	Registration Rights Agreement, dated May 9, 2014 (8)
10.6	First Amendment to Registration Rights Agreement, dated February 19, 2015 (14)
10.7	Right to Shares Letter Agreement dated May 9, 2014 between the Registrant and GCP IV LLC (8)
10.8	Promissory Note in the principal amount of $250,000 issued to GCP IV LLC on September 2, 2014 (11)
10.9	Form of Debenture Amendment Agreement dated September 2, 2014 (11)

10.10	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (12)
10.11	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2013 (12)
10.12	PLC Systems Inc. 2013 Stock Option and Incentive Plan, as amended (6)
10.13	Offer of Employment dated May 14, 2012 from Viveve, Inc. to Patricia K. Scheller (4)+
10.14	Offer of Employment dated January 23, 2013 from Viveve, Inc. to Scott C. Durbin (4)+
10.15	Loan and Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (9)
10.16	First Amendment to Loan and Security Agreement dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (14)
10.17	Intellectual Property Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (9)
10.18	Unconditional Guaranty issued by the Registrant in favor of Square 1 Bank (9)
10.19	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (6)
10.20	Development and Manufacturing Agreement dated June 12, 2006 between TivaMed, Inc. and Stellartech Research Corporation (6)
10.21	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (6)
10.22	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and GCP IV LLC (6)
10.23	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and G-Ten Partners LLC (6)
10.24	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Ventures II, LP (10)
10.25	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Co-Investors II, LP (10)
10.26	Convertible Note Exchange Agreement, dated May 9, 2014 by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (10)
10.27	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Ventures II, LP (10)
10.28	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Co-Investors II, LP (10)
10.29	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (10)
10.30	Offer Letter to James G. Atkinson, dated February 4, 2015 (13)+
10.31	First Amendment to Lease dated January 15, 2015 between The Castine Group and Viveve, Inc. (16)
10.32	Second Amendment to Loan and Security Agreement dated May 14, 2015 between Viveve, Inc. and Square 1 Bank (16)
10.33	Form of Securities Purchase Agreement dated May 12, 2015 (16)
10.34	Form of Registration Rights Agreement dated May 12, 2015 (16)
10.35	Letter Agreement with Stonepine Capital dated May 12, 2015 (16)
10.36	Form of Securities Purchase Agreement dated November 20, 2015 (17)
10.37	Form of Registration Rights Agreement dated November 20, 2015 (17)
10.38	Third Amendment to Loan and Security Agreement dated November 30, 2015 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (18)
10.39	Fourth Amendment to Loan and Security Agreement dated March 18, 2016 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. *
14.1	Code of Conduct, adopted September 23, 2014 (15)
21	List of the Registrant’s Subsidiaries (10)
23.1	Consent of Burr Pilger Mayer, Inc.*
24.1	Power of Attorney*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Contract with management.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 25, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.
(6)	Incorporated by reference to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2011.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(10)	Incorporated by reference to the Amendment No. 1 to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on January 26, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2014.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2015.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015.
(17)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2015.
(18)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 24, 2016	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer

March 24, 2016	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

*	Chief Executive Officer
(Patricia Scheller)	(Principal Executive Officer)	March 24, 2016

*	Chief Financial Officer
(Scott Durbin)	(Principal Financial and Accounting Officer)	March 24, 2016

*
(Brigitte Smith)	Director	March 24, 2016

*
(Mark Colella)	Director	March 24, 2016

*
(Carl Simpson)	Director	March 24, 2016

*
(Daniel Janney)	Director	March 24, 2016

*
(Jon Plexico)	Director	March 24, 2016

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

Patricia Scheller, Attorney-in-Fact

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Viveve Medical, Inc.

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Yukon Territory corporation) and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viveve Medical, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 24, 2016

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,360	$895
Accounts receivable	593	6
Inventory	1,549	131
Prepaid expenses and other current assets	1,615	923
Total current assets	11,117	1,955
Property and equipment, net	239	187
Other assets	138	156
Total assets	$11,494	$2,298
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,432	$416
Accrued liabilities	1,293	223
Note payable	4,833	2,500
Total liabilities	7,558	3,139
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Preferred stock, no par value; unlimited shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of December 31, 2015 and 2014; 59,919,025 and 18,341,294 shares issued and outstanding as of December 31, 2015 and 2014, respectively	52,447	35,244
Accumulated deficit	(48,511)	(36,085)
Total stockholders’ equity (deficit)	3,936	(841)
Total liabilities and stockholders’ equity (deficit)	$11,494	$2,298

The accompanying notes are an integral part of these consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014

Revenue	$1,447	$90
Cost of revenue	985	50
Gross profit	462	40

Operating expenses:
Research and development	4,988	1,426
Selling, general and administrative	7,464	4,276
Total operating expenses	12,452	5,702
Loss from operations	(11,990)	(5,662)
Interest expense	(415)	(567)
Other income (expense), net	(21)	49
Comprehensive and net loss	$(12,426)	$(6,180)

Net loss per share:
Basic and diluted	$(0.31)	$(1.27)

Weighted average shares used in computing net loss per common share
Basic and diluted	40,181,427	4,865,546

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2015

(in thousands, except share data)

	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock, $0.001		Common Stock and		Additional		Total Stockholders’
	Series A		Series B		par value		Paid-In Capital		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2013	23,863,302	$24	171,199,348	$171	6,555,305	$7	-	$-	$22,396	$(29,905)	$(7,307)

Extinguishment of related party convertible notes and related accrued interest									5,397		5,397
Extinguishment of warrants									572		572
Stock exchange pursuant to Merger Agreement	(23,863,302)	(24)	(171,199,348)	(171)	(6,555,305)	(7)	3,743,282	28,551	(28,365)		(16)
Issuance of common stock upon automatic conversion of warrant in connection with extinguishment of related party convertible notes							943,596				-
PLC common stock assumed in connection with Merger							2,024,217				-
Private placement offering, net of issuance costs							8,389,187	4,204			4,204
Conversion of outstanding amount of principal and interest of certain bridge notes in connection with private placement offering							2,916,380	1,546			1,546
Issuance of warrant in connection with note payable								622			622
Issuance of warrants to vendors and service providers								137			137
Stock-based compensation expense								184			184
Exercise of stock option							160	-			-
Cancellation of shares in exchange for rights to shares							(854,989)				-
Issuance of shares pursuant to rights to shares							1,179,461				-
Net loss										(6,180)	(6,180)
Balances as of December 31, 2014	-	-	-	-	-	-	18,341,294	35,244	-	(36,085)	(841)
May 2015 Offering, net of issuance costs							32,432,432	11,040			11,040
November 2015 Offering, net of issuance costs							8,573,385	5,393			5,393
Issuance of warrants to employees for performance bonuses								286			286
Issuance of warrants to vendors and service providers								251			251
Issuance of warrant in connection with note payable								10			10
Stock-based compensation expense								220			220
Issuance of shares pursuant to rights to shares							566,038	-			-
Exercise of warrant							5,876	3			3
Net loss										(12,426)	(12,426)
Balances as of December 31, 2015	-	$-	-	$-	-	$-	59,919,025	$52,447	$-	$(48,511)	$3,936

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(12,426)	$(6,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	56
Stock-based compensation	220	184
Fair value of warrants issued to employees for bonuses	286	-
Fair value of warrants issued to service providers	251	137
Revaluation of fair value of warrant liability	-	(52)
Non-cash interest expense	197	418
Loss on disposal of property and equipment	-	2
Changes in assets and liabilities:
Accounts receivable	(587)	(6)
Inventory	(1,438)	97
Prepaid expenses and other current assets	(879)	(41)
Other noncurrent assets	18	(112)
Accounts payable	1,016	(551)
Accrued liabilities	1,070	57
Net cash used in operating activities	(12,195)	(5,991)

Cash flows from investing activities:
Purchase of property and equipment	(109)	(117)
Net cash used in investing activities	(109)	(117)

Cash flows from financing activities:
Net cash proceeds from issuance of common stock in connection with private placement offerings	16,433	4,204
Proceeds from note payable	2,500	2,500
Repayments of notes payable	(167)	(1,631)
Proceeds from exercise of warrant	3	-
Proceeds from related party convertible bridge notes	-	1,500
Net cash provided by financing activities	18,769	6,573
Net increase in cash and cash equivalents	6,465	465

Cash and cash equivalents - beginning of period	895	430
Cash and cash equivalents - end of period	$7,360	$895

Supplemental disclosure:
Cash paid for interest	$196	$149
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Net transfer of equipment between inventory and property and equipment	$20	$-
Issuance of warrant in connection with note payable	$10	$622
Conversion of certain bridge notes and related accrued interest in connection with private placement offering	$-	$1,546
Extinguishment of convertible notes debt and related related accrued interest pursuant to Merger Agreement	$-	$5,397
Extinguishment of warrants pursuant to Merger Agreement	$-	$572
Payable to non-accredited investors in connection with Merger Agreement	$-	$16

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

On September 23, 2014, Viveve® Medical, Inc. (formerly PLC Systems Inc.) a Yukon Territory corporation (“ Viveve Medical”, the “Company”, “we”, “our”, or “us”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Viveve, Inc., a Delaware corporation (“Viveve”) and PLC Systems Acquisition Corp., a wholly owned subsidiary of the Company (the “Merger”). As of that date, Viveve operates as a wholly-owned subsidiary of the Company and on that date the Company changed its name from PLC Systems Inc. to Viveve Medical, Inc. Viveve Medical competes in the women’s health industry by marketing the Viveve System™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity. Viveve Medical retained all its personnel following the Merger and continues to be headquartered in Sunnyvale, California.

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

Pursuant to the Merger Agreement, all shares of capital stock (including common and preferred stock) of Viveve owned by accredited investors were converted into 3,743,282 shares of the Company's common stock which represented approximately 62% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. In addition, non-accredited investors of Viveve were entitled to receive, on a pro-rata basis, an aggregate of approximately $16,000 in exchange for the shares of common stock of Viveve owned by such shareholders upon closing. Upon the closing of the Merger, an additional 943,596 shares of the Company’s common stock were issued upon the automatic conversion of a warrant issued in exchange for the cancellation of related party convertible bridge notes.

The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. Viveve was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity were brought forward at their book value and no goodwill was recognized.

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

On November 24, 2015, in connection with the closing of a private placement (the “November 2015 Offering”), Viveve Medical issued an aggregate of 8,573,385 shares of common stock at $0.70 per share for gross proceeds of approximately $6,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $5,393,000.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $48,511,000 as of December 31, 2015. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company has not generated significant revenues and has funded its operating losses through the sale of preferred and common stock and the issuance of debt. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve and Viveve BV (which was established in January 2015). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

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

During the year ended December 31, 2015, four customers accounted for 87% of the Company’s revenue. During the year ended December 31, 2014, two customers accounted for 91% of the Company’s revenue. As of December 31, 2015, three customers accounted for 86% of total accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2015 and 2014, there was no allowance for doubtful accounts.

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

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2015 and 2014.

Property and Equipment, net

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

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon delivery, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, the Middle East and Southeast Asia.

The Company does not provide its customers with a contractual right of return.

Product Warranty

The Company’s products are generally subject to a one-year warranty, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess the need to record a warranty accrual at the time of sale going forward.

Shipping and Handling Costs

The Company includes amounts billed for shipping and handling in revenue and shipping and handling costs in cost of revenue.

Advertising Costs

Advertising costs are charged to general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2015 and 2014.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, prototype materials, laboratory supplies, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2015 and 2014. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Accounting for Stock-Based Compensation

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2015 and 2014, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Year Ended December 31,
	2015	2014

Stock options to purchase common stock	8,177,291	2,291,783
Warrants to purchase common stock	3,066,447	1,793,887
Rights to common stock	-	566,038

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After a Requisite Service Period” (“ASU 2014-12”). Companies commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for the Company’s fiscal year beginning fiscal 2016 and interim reporting periods within that year, using either the retrospective or prospective transition method. Early adoption is permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We will adopt this guidance in the first quarter of 2016. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17'), which amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The standard is effective for the Company’s fiscal year 2017. Early adoption is permitted. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it retrospectively to all periods of the tax provision presented. As the Company has a full valuation allowance against the deferred assets, there is no impact to the consolidated financial statements. The Company has reflected the change of this pronouncement in Note 12 to the consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 and 2014.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2015 and 2014 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

There were no changes in valuation technique from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2015 and 2014 (in thousands):

	Life	December 31,
	(in years)	2015	2014

Medical equipment	5	$454	$367
Computer equipment	3	56	39
Furniture and fixtures	7	24	13
		534	419
Less: Accumulated depreciation and amortization		(295)	(232)
Property and equipment, net		$239	$187

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $77,000 and $56,000, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014

Accrued professional fees	$388	$117
Accrued clinical trial costs	112	-
Accrued bonuses	613	-
Accrued vacation	68	86
Other accruals	112	20
Total accrued liabilities	$1,293	$223

6.	Note Payable

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015 and May 14, 2015 (collectively, the “Loan Agreement”), pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014. The proceeds from the first tranche were used to repay the existing loan with a financial institution which totaled approximately $1,631,000 and the balance was used for general working capital purposes and capital expenditures. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal monthly installments of principal and interest at a rate of 5.25% per annum. The second tranche of the term loan is equal to $1.5 million, of which $500,000 was provided to us on each of February 19, 2015, March 16, 2015 and April 6, 2015. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal monthly installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The Company provided evidence to the lender of positive three month interim results with respect to the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), and on July 15, 2015 we received the final $1,000,000 drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal monthly installments of principal and interest at a rate of 6.56% per annum. The proceeds from the second and third tranches will be used for general working capital purposes and capital expenditures. As of December 31, 2015 and 2014, the note payable had an outstanding term loan principal balance of $4.8 million and $2.5 million, respectively, which is recorded as a current liability on the consolidated balance sheets. All borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Loan Agreement also requires that the Company comply with certain financial covenants and milestones in connection with the OUS Clinical Trial, including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015 and the Company provided evidence to the lender of positive 3-month interim results with respect to the Company’s OUS Clinical Trial prior to July 10, 2015. As of December 31, 2015, the Company was in compliance with all covenants of the Loan Agreement.

In connection with the Loan Agreement, the Company issued a 10-year warrant to the lender for the purchase of 471,698 shares of the Company’s common stock at $0.53 per share. In connection with the first loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants. In connection with the second loan amendment in May 2015, the Company issued a second 10-year warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. (See Note 8.)

The Loan Agreement with the financial institution contains a material adverse change clause, as defined in the Loan Agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the lender (or any subsequent note holder) as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of December 31, 2015 and 2014.

As of December 31, 2015, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2016	$1,894
2017	2,124
2018	1,161
2019	34
Total payments	5,213
Less: Amount representing interest	(380)
Present value of obligations	4,833
Less: Notes payable, current portion	4,833
Note payable, noncurrent portion	$-

7.	Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the years ended December 31, 2015 and 2014 was $210,000 and $171,000, respectively.

As of December 31, 2015, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2016	229
2017	58
Total minimum lease payments	$287

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

Loss Contingencies

The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings in considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact the consolidated financial statements.

8.	Common Stock

In conjunction with the September 2014 Offering, the Company entered into a Right to Shares Agreement with certain investors. Pursuant to this agreement, 854,989 shares of common stock purchased by the investors in the September 2014 Offering were cancelled. The Company is obligated to issue, and the investors have the right to receive up to 956,354 shares of the Company’s common stock, which includes 101,365 shares that were not issued in the September 2014 Offering due to beneficial ownership limitations. No additional consideration will be paid upon the issuance of the shares and the subscription amount has been paid in full by the investors and is non-refundable. The Company is obligated to deliver the shares to the investors within 3 days of the investors’ request for the share issuance. If the Company fails to deliver the shares within 3 days of the request, under certain circumstances defined in the Right to Shares Agreement, the Company may be obligated to reimburse the investors in cash for losses that the investors incur as a result of not having access to the shares (the “Buy-In Shares”). In December 2014, certain investors exercised their right to such shares and the Company issued 390,316 shares of common stock. In June 2015, certain investors exercised their right to such shares and the Company issued 566,038 shares of common stock. As of December 31, 2015, there were no additional shares issuable or reserved pursuant to the Rights to Shares Agreement.

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

On November 24, 2015, in connection with the closing of the November 2015 Offering, we issued an aggregate of 8,573,385 shares of common stock at $0.70 per share for gross proceeds of approximately $6,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $5,393,000.

Warrants for Common Stock

As of December 31, 2015, outstanding warrants to purchase an aggregate of 3,066,447 shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$0.53	934,313
September 2014	Common Shares	September 30, 2024	$0.53	471,698
October 2014	Common Shares	October 13, 2019	$0.53	237,000
October 2014	Common Shares	October 31, 2019	$0.53	3,750
November 2014	Common Shares	November 12, 2019	$0.53	100,000
February 2015	Common Shares	February 17, 2025	$0.50	605,556
March 2015	Common Shares	March 26, 2025	$0.34	11,628
May 2015	Common Shares	May 12, 2025	$0.53	289,827
May 2015	Common Shares	May 14, 2025	$0.37	25,000
May 2015	Common Shares	May 17, 2020	$0.53	172,675
December 2015	Common Shares	December 16, 2025	$0.70	215,000
				3,066,447

In connection with the September 2014 Offering, the Company issued warrants to purchase a total of 940,189 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date.

In connection with the Loan Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 471,698 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant will expire on September 30, 2024. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the consolidated balance sheets and will be amortized to interest expense over the loan term. During the years ended December 31, 2015 and 2014, the Company recorded $187,000 and $48,000, respectively, of interest expense relating to the debt issuance costs. As of December 31, 2015, the remaining unamortized debt issuance costs were $387,000.

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

In October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 382,000 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of five years and are exercisable in whole or in part, either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the consolidated statements of operations for the years ended December 31, 2015 and 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was $40,000 and $137,000 for the years ended December 31, 2015 and 2014, respectively. A total of 41,250 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled in 2015 as the milestones related to these shares were not achieved.

In February 2015, the Company issued common stock warrants to employees for performance bonuses to purchase a total of 605,556 shares of common stock at an exercise price of $0.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77.6%, risk free interest rate of 2.14% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the consolidated statements of operations, depending on the department classification of the employee. The stock-based compensation expense related to these warrants was $244,000 for the year ended December 31, 2015.

In March 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 11,628 shares of common stock at an exercise price of $0.34 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 78.9%, risk free interest rate of 1.94% and a contractual life of ten years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the consolidated statements of operations. The stock-based compensation expense related to this warrant was $3,000 for the year ended December 31, 2015.

In May 2015, the Company issued common stock warrants to nonemployee contractors to purchase a total of 289,827 shares of common stock at an exercise price of $0.53 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.28% and a contractual life of ten years. The fair values of the warrants were recorded as professional consulting fees, which are included in selling, general and administrative expenses in the consolidated statements of operations. The stock-based compensation expense related to these warrants was $73,000 for the year ended December 31, 2015.

In conjunction with the second loan amendment in May 2015, the Company issued a warrant to the lender to purchase a total of 25,000 shares of common stock at an exercise price of $0.37 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $10,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 80.1%, risk free interest rate of 2.23% and a contractual life of ten years. The fair value of the warrant was recorded as debt issuance costs, included in prepaid expenses and other current assets on the consolidated balance sheets and was amortized to interest expense over the period from the date of issuance to the end of the extended period to draw down the additional funds in connection with the third tranche or July 15, 2015. During the year ended December 31, 2015, the Company recorded $10,000 of interest expense relating to the debt issuance costs. As of December 31, 2015, the remaining unamortized debt issuance costs were zero.

In May 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 172,675 shares of common stock at an exercise price of $0.53 per share. The warrant has a contractual life of five years and is exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 64.4%, risk free interest rate of 1.54% and a contractual life of five years. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the consolidated statements of operations. The stock-based compensation expense related to these warrants was $47,000 for the year ended December 31, 2015.

In December 2015, the Company issued common stock warrants to employees and nonemployee contractors for performance bonuses to purchase a total of 215,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 76.8%, risk free interest rate of 2.27% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the consolidated statements of operations, depending on the department classification of the employee or nonemployee contractor. The stock-based compensation expense related to these warrants was $130,000 for the year ended December 31, 2015.

9.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of December 31, 2015, 22,095 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 22,095 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $12.83 per share and the weighted average remaining contractual term is 1.36 years.

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 322,069 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $1.54 per share and the weighted average remaining contractual term is 6.64 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. On July 22, 2015, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 3,111,587 shares to a total of 10,100,000 shares. As of December 31, 2015, there are outstanding stock option awards issued from the 2013 Plan covering a total of 7,833,127 shares of the Company’s common stock and there remain reserved for future awards 1,944,644 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $0.74 per share, and the remaining contractual term is 9.51 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Year Ended December 31, 2015				Year Ended December 31, 2014
			Weighted				Weighted
		Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	2,291,783	$1.02	9.32	$-	363,413	$1.24	8.80
Options granted	6,031,004	$0.73			1,901,476	$0.60
Options assumed from PLC	-	$-			68,238	$10.24
Options exercised	-	$-			(160)	$0.12
Options canceled	(145,496)	$0.69			(41,184)	$1.83
Options outstanding, end of period	8,177,291	$0.81	9.37	$1,194,180	2,291,783	$1.02	9.32	$-

Vested and exercisable and expected to vest, end of period	7,418,006	$0.82	9.33	$1,094,069	2,099,687	$1.06	9.29	$-

Vested and exercisable, end of period	974,849	$1.58	7.20	$143,458	519,901	$2.45	7.89	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2015.

The options outstanding and exercisable as of December 31, 2015 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2015	Price	Term (Years)	December 31, 2015	Price

	$0.33		100,000	$0.33	9.37	-	$-
$0.46	-	$0.47	635,000	$0.47	9.11	-	$-
	$0.60		1,768,980	$0.60	8.55	585,542	$0.60
	$0.75		4,949,004	$0.75	9.97	-	$-
$0.89	-	$0.99	335,000	$0.96	9.60	-	$-
	$1.24		312,373	$1.24	6.79	312,373	$1.24
$7.00	-	$9.00	57,603	$8.64	1.61	57,603	$8.64
$12.00	-	$18.63	19,081	$15.29	1.75	19,081	$15.29
	$37.00		250	$37.00	1.73	250	$37.00
			8,177,291	$0.81	9.37	974,849	$1.58

Stock-Based Compensation

During the years ended December 31, 2015 and 2014, the weighted-average grant date fair value of options granted was $0.39 and $0.32 per share, respectively. Stock-based compensation expense recognized during the year ended December 31, 2015 and 2014 was $220,000 and $184,000, respectively. As of December 31, 2015, the total unrecognized compensation cost in connection with unvested stock options was approximately $2.4 million. These costs are expected to be recognized over a period of approximately 3.71 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Year Ended December 31,
	2015	2014

Expected term (in years)	5%	5%
Average volatility	63%	61%
Risk-free interest rate	1.70%	1.80%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014

Research and development	$18	$5
Selling, general and administrative	202	179
Total	$220	$184

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014

Income tax provision (benefit) at statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(6)%	(6)%
Merger transaction costs	0%	6%
Change in valuation allowance	39%	37%
Other	1%	(3)%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$10,726	$5,770
Capitalized start up costs	7,225	7,751
Research and development credits	248	189
Accruals and reserves	497	169
Total deferred tax assets	18,696	13,879
Deferred tax liabilities:
Fixed assets and depreciation	(8)	(13)
Valuation allowance	(18,688)	(13,866)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on it past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $4,822,000 and $2,257,000 during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $26,927,000 and $26,915,000, respectively, which expire beginning in the year 2017.

The Company also has federal and California research and development tax credits of approximately $214,000 and $212,000, respectively. The federal research credits will begin to expire in 2027 and the California research and development credits have no expiration date.

The above net operating losses and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned net operating losses and research and development credits may be limited.

As of December 31, 2015, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014

Balance at the beginning of the year	$97	$83
Additions based upon tax positions related to the current year	31	14
Balance at the end of the year	$128	$97

If the ending balance of $128,000 of unrecognized tax benefits as of December 31, 2015 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

13.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2015, the Company has purchased 112 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 300,000 shares of Viveve’s common stock at par value (2,415 shares of the Company’s common stock post-Merger based on the exchange ratio of 0.0080497). These shares are subject to a right of repurchase by the Company, which lapses over a four-year period. As of December 31, 2015, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $3,446,000 and $484,000 for goods and services during the years ended December 31, 2015 and 2014, respectively.

14.	Segments and Geographic Information

Revenue from unaffiliated customers by geographic area were as follows (in thousands):

	Year Ended December 31,
	2015	2014

Asia	$889	$83
Europe and Middle East	551	-
Rest of the world	7	7
Total	$1,447	$90

The Company’s long-lived assets by geographic area were as follows (in thousands):

	Year Ended December 31,
	2015	2014

United States	$100	$60
Europe	99	106
Asia	32	-
Canada	8	21
Total	$239	$187

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

15.	Subsequent Events

In January 2016, the Company entered into a commercial relationship with a specialized supplier of medical devices to certain Asian Pacific countries. The supplier is headquartered in Taipei, Taiwan. This exclusive, 3 year distribution relationship expands our global presence and includes minimum purchase requirements of 47 Viveve Systems in 2016, 75 in 2017 and 109 in 2018.

On March 18, 2016, we entered into the Fourth Amendment to the Loan Agreement (the "Fourth Amendment") pursuant to which the lender waived certain covenant failures subsequent to December 31, 2015 including providing evidence of positive results from the OUS Clinical Trial as of January 31, 2016 and maintaining a minimum cash balance. The Fourth Amendment also extended the date for the requirement that we provide evidence of positive results from the OUS Clinical Trial and revised the minimum cash balance requirement to April 30, 2016. Following execution of the Fourth Amendment, we must maintain a balance of cash of at least $3,000,000 at the lender’s institution.