Form 10-Q
period 2016-03-31
VIVEVE MEDICAL, INC.
filed 2016-05-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3153858 (I.R.S. Employer Identification No.)

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

As of May 12, 2016 the issuer had 7,497,857 shares of common stock outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms "Viveve Medical," the "Company," "we," "us," and "our" in this document refer to Viveve Medical, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$5,006	$7,360
Accounts receivable	791	593
Inventory	926	1,549
Prepaid expenses and other current assets	1,542	1,228
Total current assets	8,265	10,730
Property and equipment, net	254	239
Other assets	146	138
Total assets	$8,665	$11,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,629	$1,432
Accrued liabilities	2,408	1,293
Note payable	4,192	4,446
Total liabilities	8,229	7,171
Commitments and contingences (Note 6)
Stockholders’ equity:
Preferred stock, no par value; unlimited shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of March 31, 2016 and December 31, 2015; 7,497,857 and 7,490,288 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	53,053	52,447
Accumulated deficit	(52,617)	(48,511)
Total stockholders’ equity	436	3,936
Total liabilities and stockholders’ equity	$8,665	$11,107

(1) The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

 Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$1,284	$38
Cost of revenue	936	50
Gross profit (loss)	348	(12)

Operating expenses:
Research and development	1,796	845
Selling, general and administrative	2,548	1,577
Total operating expenses	4,344	2,422
Loss from operations	(3,996)	(2,434)
Interest expense	(108)	(83)
Other expense, net	(2)	(7)
Comprehensive and net loss	$(4,106)	$(2,524)

Net loss per share:
Basic and diluted	$(0.55)	$(1.10)

Weighted average shares used in computing net loss per common share
Basic and diluted	7,493,011	2,293,057

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  (in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(4,106)	$(2,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	17
Stock-based compensation	188	42
Fair value of warrants issued	142	262
Non-cash interest expense	45	48
Changes in assets and liabilities:
Accounts receivable	(198)	(29)
Inventory	623	(36)
Prepaid expenses and other current assets	(314)	(6)
Other noncurrent assets	(8)	(4)
Accounts payable	197	196
Accrued liabilities	1,361	360
Net cash used in operating activities	(2,049)	(1,674)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	-
Purchases of property and equipment	(37)	-
Net cash used in investing activities	(36)	-

Cash flows from financing activities:
Proceeds from note payable	-	1,000
Repayments of notes payable	(299)	-
Transaction costs in connection with November 2015 Offering	(3)
Proceeds from exercise of warrant	27	-
Proceeds from exercise of stock option	6	-
Net cash (used in) provided by financing activities	(269)	1,000
Net decrease in cash and cash equivalents	(2,354)	(674)

Cash and cash equivalents - beginning of period	7,360	895
Cash and cash equivalents - end of period	$5,006	$221

Supplemental disclosure:
Cash paid for interest	$64	$35
Cash paid for income taxes	$-	$1

Supplemental disclosure of cash flow information as of end of period:
Restricted stock awards granted to employees for 2015 accrued bonuses	$246	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry by marketing the Viveve System™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 24, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future interim period.

2.         Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Accounting Standards Update (“ASU”) 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016. We have adopted this guidance in the first quarter of 2016. Accordingly, the Company has revised the classification in the condensed consolidated balance sheet to report debt issuance costs as a contra debt liability as of December 31, 2015. This resulted in a decrease of $387,000 to the December 31, 2015 amounts reported as prepaid expenses and other current assets, total assets, note payable, total liabilities, and total liabilities and stockholders’ equity.

Reverse Stock Split

On April 15, 2016, the Company effected a 1-for-8 reverse stock split of its common stock. On the effective date of the reverse stock split, (i) each 8 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable were proportionately reduced on an 8-to-1 basis; and (iii) the exercise price of each outstanding warrant or option to purchase common stock were proportionately increased on a 1-to-8 basis. All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-8 reverse stock split.

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

During the three months ended March 31, 2016, three customers accounted for 86% of the Company’s revenue. During the three months ended March 31, 2015, one customer accounted for 93% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, the Middle East and Southeast Asia.

The Company does not provide its customers with a contractual right of return.

Customer Advance Payments

From time to time, customers will pay for a portion of the products ordered in advance.  Upon receipt of such payments, the Company records the customer advance payment as a component of accrued liabilities.  The Company will remove the customer advance payment from accrued liabilities and revenue is recognized upon shipment of the product assuming all other revenue recognition criteria are met.

Product Warranty

The Company’s products are generally subject to a one-year warranty, which provides for the repair, rework or replacement of products (at the Company’ option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess the need to record a warranty accrual at the time of sale going forward.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2016	2015

Stock options to purchase common stock	1,131,768	363,252
Warrants to purchase common stock	401,446	301,399
Rights to common stock	-	70,755

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We have adopted this guidance in the first quarter of 2016 and have reclassified our balance sheet to comply with the new standard.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2016 and December 31, 2015 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Customer advance payments	$1,418	$20
Accrued professional fees	432	388
Accrued bonuses	164	613
Accrued vacation	121	68
Accrued clinical trial costs	89	112
Other accruals	184	92
Total accrued liabilities	$2,408	$1,293

5.       Note Payable

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”) pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1,500,000. The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal monthly installments of principal and interest at a rate of 5.25% per annum. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 monthly equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. Additionally, the Company provided evidence to the lender of positive three month interim results with respect to the OUS Clinical Trial, and on July 15, 2015 we received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal monthly installments of principal and interest at a rate of 6.56% per annum. While we were able to provide evidence of positive 3-month interim data as of July 10, 2015, due to over-enrollment of the OUS Clinical Trial we were unable to provide positive results as of January 31, 2016 and we were not in compliance, as of February 18, 2016, of a covenant requiring us to keep a minimum cash balance at the Lender’s institution (the “Covenant Failures”). On March 18, 2016, we entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which the Lender waived the Covenant Failures. The Fourth Amendment also extended the date, to April 30, 2016, of the requirement that we provide evidence of positive results from the OUS Clinical Trial and revised the minimum cash balance requirement. Following execution of the Fourth Amendment, we must maintain a balance of cash of at least $3,000,000 at the Lender’s institution. As of March 31, 2016, the Company was in compliance with all covenants of the Loan Agreement.

As of March 31, 2016 and December 31, 2015, the note payable had an outstanding net loan balance of $4.2 million and $4.4 million, respectively, which is recorded as a current liability on the condensed consolidated balance sheets. All borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

In connection with the Loan Agreement, the Company issued a 10-year warrant to the lender for the purchase of 58,962 shares of the Company’s common stock at $4.24 per share. In connection with the first loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants. In connection with the second loan amendment in May 2015, the Company issued a second 10-year warrant to the lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. (See Note 7.)

The Loan Agreement with the financial institution contains a material adverse change clause, as defined in the Loan Agreement, which would result in an event of default if the lender deems a material adverse change to have occurred to the Company’s business. The continuing liquidity issues the Company faces could be construed by the lender (or any subsequent note holder) as a material adverse change which could trigger an acceleration of all of the outstanding debt. As such, the Company has classified all of its outstanding debt balance as a current liability as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2016 (remaining 9 months)	$1,530
2017	2,124
2018	1,161
2019	34
Total payments	4,849
Less: Amount representing interest	(315)
Present value of obligations	4,534
Less: Unamortized debt discount	(342)
4,192
Less: Notes payable, current portion	4,192
Note payable, noncurrent portion	$-

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the three months ended March 31, 2016 and 2015 was $55,000 and $47,000, respectively.

 As of March 31, 2016, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2016 ( remaining 9 months)	$173
2017	58
Total minimum lease payments	$231

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

Loss Contingencies

The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceeding in considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its condensed consolidated financial statements.

7.        Common Stock

Warrants for Common Stock

As of March 31, 2016, outstanding warrants to purchase an aggregate of 401,446 shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$4.24	110,550
September 2014	Common Shares	September 30, 2024	$4.24	58,962
October 2014	Common Shares	October 13, 2019	$4.24	29,000
October 2014	Common Shares	October 31, 2019	$4.24	469
November 2014	Common Shares	November 12, 2019	$4.24	12,500
February 2015	Common Shares	February 17, 2025	$4.00	75,697
March 2015	Common Shares	March 26, 2025	$2.72	1,454
May 2015	Common Shares	May 12, 2025	$4.24	36,229
May 2015	Common Shares	May 14, 2025	$2.96	3,125
May 2015	Common Shares	May 17, 2020	$4.24	21,585
December 2015	Common Shares	December 16, 2025	$5.60	26,875
March 2016	Common Shares	March 31, 2026	$6.08	25,000
				401,446

In connection with a private offering that closed on September 30, 2014, the Company issued warrants to purchase a total of 117,535 shares of common stock at an exercise price of $4.24 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date. A total of 735 and 6,250 shares issuable pursuant to these warrants were exercised in 2015 and March 2016, respectively.

In connection with the Loan Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair value of the warrant was recorded as debt issuance costs, presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable, and will be amortized to interest expense over the loan term. During the three months ended March 31, 2016 and 2015, the Company recorded $45,000 and $48,000, respectively, of interest expense relating to the debt issuance costs. As of March 31, 2016, the remaining unamortized debt issuance costs were $342,000 and the warrant remained outstanding.

In connection with the first loan amendment in February 2015, the Company also amended the terms of the warrant issued to the lender to provide for an automatic increase of the number of shares the lender may acquire in the event the Company fails to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price of $4.24 per share.

In October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 47,751 shares of common stock at an exercise price of $4.24 per share. The warrants have a contractual life of five years and are exercisable in whole or in part, either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the consolidated statements of operations for the year ended December 31, 2014, depending on the nature of the services provided. Stock-based compensation expense related to these warrants is recognized as the warrants are earned and was zero and $15,000 for the three months ended March 31, 2016 and 2015, respectively. A total of 5,157 and 625 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled in 2015 and March 2016, respectively, as the milestones related to these shares were not achieved.

In February 2015, the Company issued to employees for performance bonuses common stock warrants to purchase a total of 75,697 shares of common stock at an exercise price of $4.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015, depending on the department classification of the employee. The Company recorded zero and $244,000 of stock-based compensation expense related to these warrants in the three months ended March 31, 2016 and 2015, respectively.

In March 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 1,454 shares of common stock at an exercise price of $2.72 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015. The Company recorded zero and $3,000 of stock-based compensation expense related to these warrants in the three months ended March 31, 2016 and 2015, respectively.

In May 2015, the Company issued common stock warrants to nonemployee contractors to purchase a total of 36,229 shares of common stock at an exercise price of $4.24 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair values of the warrants were recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2015. Stock-based compensation expense related to these warrants was zero for both the three months ended March 31, 2016 and 2015.

In conjunction with the second loan amendment in May 2015, the Company issued a warrant to the lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair value of the warrant was recorded as debt issuance costs, and was amortized to interest expense over the period from the date of issuance to the end of the extended period to draw down the additional funds in connection with the third tranche or July 15, 2015. During the three months ended March 31, 2016 and 2015, the Company recorded zero of interest expense relating to the debt issuance costs for this warrant. As of March 31, 2016, the remaining unamortized debt issuance costs were zero.

In May 2015, the Company issued a common stock warrant to a nonemployee contractor to purchase a total of 21,585 shares of common stock at an exercise price of $4.24 per share. The warrant has a contractual life of five years and is exercisable immediately in whole or in part, on or before five years from the issuance date. The fair value of the warrant was recorded as professional consulting fees, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense related to these warrants was zero for both the three months ended March 31, 2016 and 2015.

In December 2015, the Company issued common stock warrants to employees and nonemployee contractors for performance bonuses to purchase a total of 26,875 shares of common stock at an exercise price of $5.60 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the consolidated statements of operations, depending on the department classification of the employee or nonemployee contractor. The stock-based compensation expense related to these warrants was zero for both the three months ended March 31, 2016 and 2015.

In March 2016, the Company issued a common stock warrant to a distributor to purchase a total of 25,000 shares of common stock at an exercise price of $6.08 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 72.1%, risk free interest rate of 1.78% and a contractual life of ten years. The Company recorded $142,000 of stock-based compensation expense related to these warrants in the three months ended March 31, 2016.

8.       Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s 2013 Stock Option and Incentive Plan, as amended (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of March 31, 2016, 2,778 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 2,778 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $102.68 per share and the weighted average remaining contractual term is 1.36 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497 (or .0010062 on a post- reverse stock split basis). The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (or .0010062 on a post- reverse stock split basis) (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 39,024 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $11.10 per share and the weighted average remaining contractual term is 6.53 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. On July 22, 2015, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 388,949 shares to a total of 1,262,500 shares. As of March 31, 2016, there are outstanding stock option awards issued from the 2013 Plan covering a total of 1,089,966 shares of the Company’s common stock and there remain reserved for future awards 130,918 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $6.01 per share, and the remaining contractual term is 9.36 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2016
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,022,195	$6.47	9.37	$-
Options granted	129,267	$6.35
Options exercised	(1,314)	$4.80
Options canceled	(18,380)	$8.55
Options outstanding, end of period	1,131,768	$6.42	9.24	$414,727

Vested and exercisable and expected to vest, end of period	1,035,338	$6.48	9.22	$392,137

Vested and exercisable, end of period	179,832	$9.86	7.90	$125,415

  The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2016.

The options outstanding and exercisable as of March 31, 2016 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2016	Price	Term (Years)	March 31, 2016	Price

	$2.64		12,500	$2.64	9.12	-	$-
$3.68	-	$3.76	79,376	$3.75	8.86	21,498	$3.75
	$4.80		212,300	$4.80	8.43	81,288	$4.80
	$6.00		609,003	$6.00	9.72	29,599	$6.00
$6.24	-	$6.40	129,267	$6.35	9.91	-	$-
$7.12	-	$7.92	41,875	$7.67	9.35	-	$-
	$9.92		38,429	$9.92	6.59	38,429	$9.92
$56.00	-	$72.00	6,810	$69.63	1.42	6,810	$69.63
$96.00	-	$149.04	2,176	$119.53	1.49	2,176	$119.53
	$296.00		32	$296.00	1.48	32	$296.00
			1,131,768	$6.42	9.24	179,832	$9.86

Stock-Based Compensation

During the three months ended March 31, 2016 and 2015, the Company granted stock options to employees to purchase 129,267 and 79,375 shares of common stock with a weighted average grant date fair value of $3.56 and $2.00 per share, respectively. Stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015 was $188,000 and $42,000, respectively. As of March 31, 2016, the total unrecognized compensation cost in connection with unvested stock options was approximately $2,598,000. These costs are expected to be recognized over a period of approximately 3.50 years. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $2,000 and $0 respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended
	March 31
	2016	2015

Expected term (in years)	5	5
Average volatility	66%	62%
Risk-free interest rate	1.55%	1.32%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Research and development	$21	$4
Selling, general and administrative	167	38
Total	$188	$42

9.       Income Taxes

Provision for Income Tax

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2016 and 2015. The Company expects that its effective tax rate for the full year 2016 will be 0%.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2016, the Company has purchased 113 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve’s common stock. These shares are subject to a right of repurchase by the Company, which lapses over a four-year period. As of March 31, 2016, none of the shares of common stock were subject to repurchase. Under the Agreement, the Company paid Stellartech $1,215,000 and $129,000 for goods and services during the three months ended March 31, 2016 and 2015, respectively.

11.      Subsequent Events

On April 15, 2016, we effected a 1-for-8 reverse split of our common stock and common stock equivalents.

On April 21, 2016, the Company announced positive top line results from the OUS Clinical Trial providing evidence to our lender that positive results were achieved with respect to the OUS Clinical Trial prior to the loan covenant requirement date of April 30, 2016.

On May 9, 2016, the Company filed the necessary Application for Authorization to Continue into Another Jurisdiction and Statutory Declaration with the Yukon registrar. On May 10, 2016, the Company filed a Certificate of Conversion and Certificate of Incorporation with the Secretary of State of the State of Delaware to move its domicile from the Yukon Territory to Delaware.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and its wholly-owned subsidiary, Viveve, Inc..

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

Outside the U.S., we market and sell the Viveve System, including the single-use treatment tips, through trained sales employees, consultants, and distributors. As of the date of this filing, we have sold 76 Viveve Systems and approximately 1,775 single-use treatment tips in countries outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and a bank term loan, as more fully described below, to fund our operations. We are located in Sunnyvale, California.

Recent Events

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, November 30, 2015, and March 18, 2016 (collectively the “Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”) pursuant to which we received a term loan in the amount of $5.0 million, funded in 3 tranches. The first tranche of $2.5 million was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1.5 million.  The first tranche borrowing is repayable in interest only payments until November 1, 2015 and then 30 equal installments of principal and interest at a rate of 5.25% per annum. The second tranche borrowings in February, March and April 2015 are repayable in interest only payments until March 1, 2016 and then 30 equal installments of principal and interest at a rate of 5.00%, 5.06% and 5.00% per annum, respectively. The terms of the loan also require that the Company meet certain financial covenants and milestones in connection with the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), including, but not limited to, (a) full enrollment as of March 31, 2015, (b) positive 3-month interim data as of July 10, 2015, and (c) positive results from the trial as of January 31, 2016. Full enrollment of the OUS Clinical Trial was achieved prior to March 31, 2015. Additionally, Viveve Medical provided evidence to the Lender of positive three month interim results with respect to the OUS Clinical Trial, and on July 15, 2015 we received the final $1.0 million of the term loan with a drawdown of funds from the third tranche. The third tranche borrowing is repayable in interest only payments until August 1, 2016 and then 30 equal installments of principal and interest at a rate of 6.56% per annum. While we were able to provide evidence of positive 3-month interim data as of July 10, 2015, due to over-enrollment of the OUS Clinical Trial we were unable to provide positive results as of January 31, 2016 and we were not in compliance, as of February 18, 2016, of a covenant requiring us to keep a minimum cash balance at the Lender’s institution (the “Covenant Failures”). On March 18, 2016, we entered into the Fourth Amendment to the Loan and Security Agreement pursuant to which the Lender waived the Covenant Failures. The Fourth Amendment also extended the date, to April 30, 2016, of the requirement that we provide evidence of positive results from the OUS Clinical Trial and revised the minimum cash balance requirement. Following execution of the Fourth Amendment, we must maintain a balance of cash of at least $3,000,000 at the Lender’s institution. On April 21, 2016, we announced positive top line results from the OUS Clinical Trial providing evidence to the Lender that positive results were achieved with respect to the OUS Clinical Trial prior to the loan covenant requirement date of April 30, 2016.

In connection with the terms of the Loan Agreement, we entered into an Intellectual Property Security Agreement, dated as of September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property, and we issued a 10-year warrant to the Lender for the purchase of 58,962 shares of Viveve Medical common stock at an exercise price of $4.24 per share (the “Warrant”), such number of shares to automatically increase in the event that we fail to meet certain covenants to achieve certain OUS Clinical Trial milestones or capital raising requirements as set forth in the Loan Agreement, as amended, by a number equal to the quotient derived by dividing (i) 1% of the principal balance outstanding under the Loan Agreement by (ii) the exercise price of $4.24 per share (the “Amended Warrant”). In connection with the second amendment to the Loan Agreement in May 2015, Viveve Medical issued a second 10-year warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share.

On May 14, 2015, we completed a private offering (the “May 2015 Offering”) pursuant to which we sold 4,054,062 shares of common stock for gross proceeds of approximately $12.0 million, to 20 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of May 12, 2015. The net proceeds from the May 2015 Offering were approximately $11.0 million.

On November 24, 2015, we completed a private offering (the “November 2015 Offering”) pursuant to which we sold 1,071,679 shares of common stock for gross proceeds of approximately $6,000,000, to 12 accredited investors pursuant to the terms of a Securities Purchase Agreement dated as of November 20, 2015. The net proceeds from the November 2015 Offering were approximately $5.4 million.

 We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) approval for the sale of our product and whether there will be a demand for the Viveve Treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, loans from related parties and the bank term loan described above. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. and the concurrent private offering was consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as to create opportunities for access to additional capital by increasing liquidity. While we believe that the going public transaction is attractive to investors and even though we completed the May 2015 Offering and the November 2015 Offering, there are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

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

The net proceeds received from sales of our securities and the term loan have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for the next six months, however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $250,000 annually.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,		Change
	2016	2015		%
	(in thousands, except percentages)

Revenue	$1,284	$38	1,246	3,279%

We recorded revenue of $1,284,000 for the three months ended March 31, 2016, compared to revenue of $38,000 for the three months ended March 31, 2015, an increase of $1,246,000. The increase in revenue was primarily due to sales of 33 Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors in the first quarter of 2016. Sales in the first quarter of 2015 were limited primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 and the first half of 2015 was used to support our OUS Clinical Trial.

Gross profit (loss)

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Gross profit (loss)	$348	$(12)	$360	3,000%

Gross profit was $348,000, or 27% of revenue, for the three months ended March 31, 2016, compared to a gross loss of $12,000 for the three months ended March 31, 2015. The increase in gross profit was primarily due to sales of 33 Viveve Systems to our new distributors in the first quarter of 2016. Sales in the first quarter of 2015 did not include any Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale. In 2014, inventory production was slowed due to funding constraints and the majority of inventory during the second half of 2014 and first half of 2015 was used to support our OUS Clinical Trial.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Research and development	$1,796	$845	$951	113%

Research and development expense totaled $1,796,000 for the three months ended March 31, 2016, compared to research and development expense of $845,000 for the three months ended March 31, 2015, an increase of $951,000 or approximately 113%. Spending on research and development increased in the first quarter of 2016 due primarily to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. The first quarter of 2016 also included higher personnel costs due to new hires and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Selling, general and administrative	$2,548	$1,577	$971	62%

Selling, general and administrative expenses totaled $2,548,000 for the three months ended March 31, 2016, compared to $1,577,000 for the three months ended March 31, 2015, an increase of $971,000 or approximately 62%. The increase in selling, general and administrative expenses in the first quarter of 2016 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the first quarter of 2016 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Interest expense

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Interest expense	$108	$83	$25	30%

During the three months ended March 31, 2016, we had interest expense of $108,000, compared to $83,000 for the three months ended March 31, 2015. The increase of $25,000, or approximately 30%, was due to the interest expense paid for the term loan, which was computed on a higher loan balance in the first quarter of 2016 compared to the loan balance in the first quarter of 2015.

Other expense, net

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Other income (expense), net	$(2)	$(7)	$5	71%

During the three months ended March 31, 2016, we had other expense, net, of $2,000, compared to other expense, net, of $7,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Three Months Ended March 31, 2016

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

Because we have incurred losses and reported negative cash flow from operations since inception, our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Net cash used in operating activities	$(2,049)	$(1,674)
Net cash used in investing activities	(36)	-
Net cash provided by (used in) financing activities	(269)	1,000
Net decrease in cash and cash equivalents	$(2,354)	$(674)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $2,049,000 for the three months ended March 31, 2016 compared to $1,674,000 used for the three months ended March 31, 2015. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2016 consisted of a net loss of $4,106,000 adjusted for non-cash expenses including depreciation and amortization of $21,000, stock-based compensation of $188,000, fair value of warrant issued to a distributor of $142,000, non-cash interest expense of $45,000, and inflows from changes in operating assets and liabilities of $1,661,000 (primarily related to customer advance payments). Net cash used during the three months ended March 31, 2015 consisted of a net loss of $2,524,000 adjusted for non-cash expenses including depreciation and amortization of $17,000, stock-based compensation of $42,000, fair value of warrants issued to employees for performance bonuses of $244,000, fair value of warrants issued to service providers of $18,000 (primarily related to nonemployee contractors), non-cash interest expense of $48,000, and inflows from changes in operating assets and liabilities of $481,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 and 2015 was $36,000 and $0, respectively. Net cash used in investing activities during the three months ended March 31, 2016 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash used by financing activities during three months ended March 31, 2016 was $269,000, which was primarily the result of term loan principal payments of $299,000, partially offset by proceeds from the exercise of a warrant and a stock option. Cash provided by financing activities during the three months ended March 31, 2015 was $1,000,000, which was the result of proceeds from the drawdown of funds from the second tranche of the term loan.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of March 31, 2016, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$231	$173	$58	$-	$-
Debt obligations (including interest)	4,849	1,530	3,319	-	-
Total	$5,080	$1,703	$3,377	$-	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2016 and the date of this filing, we have purchased 113 units. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and warehousing facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

As described above, on September 30, 2014, we entered into the Loan Agreement with the Lender pursuant to which we received a term loan in the amount of $5.0 million. As of March 31, 2016 and the date of this filing, the outstanding term loan principal balance was $4.5 million and $4.3 million, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 24, 2016, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended March 31, 2016.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We have adopted this guidance in the first quarter of 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact on its financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its financial statements upon the adoption of this guidance.

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

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing other than the bank term loan, which has been fully drawn down, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

On March 11, 2016, the Company filed a demand for Arbitration with the American Arbitration Association (“AAA”) against a former employee, asserting common law and statutory negligence claims against the former employee arising from her alleged negligent performance of certain work duties. The demand seeks damages for lost profits, along with attorney's fees, interest, and costs. On April 7, 2016, the former employee served an arbitration answering statement and counterclaim request (the “Counterclaim”) to our demand. In the Counterclaim, the former employee alleges causes of action for, among other claims, retaliation, wrongful termination, disability-related discrimination, intentional misrepresentation, breach of contract and intentional infliction of emotional distress. The former employee has asked for recovery of general damages, special damages, statutory damages and penalties, damages for emotional distress, restitution and disgorgement, injunctive relief, punitive damages, costs and attorney’s fees. The amount of the damages was not specified in the Counterclaim.

On April 12, 2016 the Company was served with a Notice of Commencement of Action, a Summons and a Complaint.  The action was filed in the Supreme Court of the State of New York, New York County, Index No. 951928/2016 and is titled “Denville and Dover Fund LLC , Plaintiff, against Viveve Medical, Inc. (f/k/a PLC Systems, Inc.), Defendant”.  The Complaint alleges that PLC Systems, Inc. (“PLC”), during the period from 2011 through 2013, sold securities to the Plaintiff, including a Common Stock Purchase Warrant, No. R-3B, for the purchase of 679,825 pre-merger shares of PLC common stock (the “Warrant”).  The Warrant expiration date was February 22, 2016.  Plaintiff alleges that the Warrant was exercised on January 30, 2016 but that the Defendant has failed and refused to issue the common stock, as required by the terms of the Warrant.  Plaintiff asks the Court to order the Defendant to issue the shares of common stock underlying the Warrant, pay compensatory damages in an amount no less than $400,000, pay liquidated damages in the amount of $10,732 accrued from February 4, 2016 through February 10, 2016 and liquidated damages of $3,066 per day from February 10, 2016 until judgement and for attorney’s fees and the costs and expenses of the legal action. The Company believes the claim is meritless and intends to vigorously defend against the action.

Item 1A.     Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use Of Proceeds.

On March 10, 2016 the holder of a warrant for the purchase of 21,742 shares of common stock at an exercise price of $4.24 per share exercised his right to purchase 6,250 warrant shares. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the warrant shares inasmuch as the holder of the warrant is an accredited investor and there was no form of general solicitation or general advertising employed in the offering.

In March 2016, the Company's board of directors authorized the issuance of a warrant to Dynamic Medical Technologies (Hong Kong) Limited for the purchase of 25,000 shares of common stock at an exercise price of $6.08 per share.  The warrant has a term of 10 years. The warrant was issued in conjunction with an agreement made with Dynamic Medical Technologies (Hong Kong) Limited to distribute the Company’s product. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the warrant shares inasmuch as the holder of the warrant is an accredited investor and there was no form of general solicitation or general advertising employed in the offering.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

Material Modification to Rights of Security Holders.

On May 9, 2016, Viveve Medical, Inc., a Yukon Territory corporation (“Viveve Yukon”), completed a continuance to the State of Delaware (the “Continuance”) pursuant to a Plan of Continuance (the “Plan of Continuance”) approved by its stockholders at the annual meeting of stockholders held on July 22, 2015. As used herein, the “Company” refers to Viveve Medical, Inc., a Delaware corporation.

The Continuance was accomplished by filing (i) an Application for Authorization to Continue to Another Jurisdiction (the “Application for Continuance”) with the Yukon Registrar of Corporations (the “Yukon Registrar”), (ii) a certificate of conversion (the “Certificate of Conversion”) with the Delaware Secretary of State, and (iii) a certificate of incorporation (the “Delaware Certificate of Incorporation”) with the Delaware Secretary of State. In connection with the Continuance, the Company’s Board of Directors (the “Board”) adopted new bylaws (the “Delaware Bylaws”), effective upon completion of the Continuance.

Upon the effectiveness of the Continuance:

●

the affairs of the Company ceased to be governed by Yukon Territory’s corporation laws and became subject to Delaware’s corporation laws, and the Company’s prior Articles of Incorporation and prior Bylaws were replaced by the Delaware Certificate of Incorporation and Delaware Bylaws, respectively;

●	the Company continues to possess all of the properties of Viveve Yukon and continues to have all of the debts, liabilities and obligations of Viveve Yukon;

●	each outstanding share of Viveve Yukon’s common stock converted to an outstanding share of the Company’s common stock;

●

each outstanding option, warrant or other right to acquire shares of the Viveve Yukon’s common stock converted to an outstanding option, warrant or other right to acquire shares of the Company’s common stock;

●

each employee benefit plan, incentive compensation plan or other similar plan of Viveve Yukon continues to be an employee benefit plan, incentive compensation plan or other similar plan of the Company; and

●	each director or officer of Viveve Yukon continues to hold his or her respective office with the Company.

The foregoing description of the Continuance, the Plan of Continuance, the Application for Continuance, the Certificate of Conversion, the Delaware Certificate of Incorporation, and the Delaware Bylaws does not purport to be complete. The summaries included herein are qualified in their entirety by reference to the full text of the Plan of Continuance, the Application for Continuance, the Certificate of Conversion, the Delaware Certificate of Incorporation, and the Delaware Bylaws, copies of which are filed herewith as exhibits and incorporated herein by reference. Certain rights of the Company’s stockholders were changed as a result of the Continuance. A more detailed description of the Delaware Certificate of Incorporation and Delaware Bylaws and the changes in rights of the Company’s stockholders as a result of the Continuance is set forth in Annex H to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 23, 2015, which is incorporated in its entirety herein by reference.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

The disclosure under “Material Modification to Rights of Security Holders” is incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 11, 2016, each of Mark Colella and Carl Simpson notified the Company and the Board of his resignation as a director, effective immediately. The resignations were not due to any disagreement relating to the operations, policies or practices of the Company.

On May 11, 2016, the Company increased the size of the Board from six to seven members and appointed Arlene Morris, Lori Bush and Debora Jorn (the “New Directors”) to serve as directors on the Board, effective immediately. The selection of the New Directors was not pursuant to any arrangement or understanding with respect to the New Directors and any other person. In addition, the Board has determined after careful consideration that each of the New Directors meets the criteria for an “independent director” as set forth in Nasdaq Rule 5605(a)(2).

Ms. Morris has been appointed as a member of the Company’s Audit Committee and Chair of the Company’s Compensation Committee. Ms. Bush has been appointed as a member of the Compensation Committee. Ms. Jorn has been appointed as a member of the Company’s Governance and Nominating Committee.

There are no transactions in which any of the New Directors has an interest requiring disclosure under Item 404(a) of Regulation S-K.

The New Directors will be compensated in accordance with the Company’s Independent Director Compensation Policy (the “Policy”), effective as of May 11, 2016. Under the Policy, each independent director will be paid an annual retainer of $25,000, payable by the Company in quarterly installments in restricted stock awards (“RSAs”) to be issued pursuant to the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”). An additional annual retainer of $7,500 in RSAs will be paid to Ms. Morris as Chair of the Compensation Committee. Daniel Janney will receive an annual retainer of $10,000 in RSAs as Chair of the Audit Committee and $5,000 in RSAs as Chair of the Governance and Nominating Committee. In addition, Brigitte Smith will receive an annual retainer of $15,000 in RSAs as the Chairperson of the Board. The New Directors will also be granted equity-based awards under the 2013 Plan, including (i) an initial award of options to purchase the Company’s common stock pursuant to the 2013 Plan (“Stock Options”) with a value at the time of issuance of 2x the Subsequent Award (as defined below) in effect at the time of election (the “Initial Award”); and (ii) an annual award of Stock Options with a value at the time of issuance of approximately 0.035% of the outstanding Stock Options issued under the 2013 Plan (the “Subsequent Award”). The Initial Award and Subsequent Award will vest and become exercisable in 36 equal monthly installments beginning on the first day of the month following the date of grant. The New Directors will also be entitled to receive reimbursement for reasonable out-of-pocket travel expenses in accordance with the Company’s existing policies.

Pursuant to the Policy, the Board granted to each of the New Directors, together with Jon Plexico who was appointed as a director on March 14, 2016, a 10-year option to purchase 5,250 shares of the Company’s common stock at a price of $7.74 per share.

The New Directors are expected to stand for election to the Board at the 2016 Annual and Special Meeting of the Stockholders.

Other Events.

In connection with the completion of the Continuance and by operation of Rule 12g-3(a) of the Exchange Act, the Company’s shares of common stock are deemed registered under Section 12(g) of the Exchange Act and the Company has succeeded to Viveve Yukon’s attributes as the registrant with respect thereto.

Item 6.      Exhibits.

Exhibit Number	Document
2.1*	Plan of Continuance

2.1.1*	Yukon Application for Authorization to continue to Another Jurisdiction

2.1.2*	Statutory Declaration

3.1*	Certificate of Conversion for Delaware

3.1.1*	Certificate of Incorporation

3.2*	Bylaws

4.1*	Warrant to Purchase Common Stock issued on April 1, to Dynamic Medical Technologies (Hong Kong) Limited

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 13, 2016	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer