Form 10-Q
period 2016-06-30
VIVEVE MEDICAL, INC.
filed 2016-08-11
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016 the issuer had 10,606,919 shares of common stock, no par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,931	$7,360
Accounts receivable	589	593
Inventory	845	1,549
Prepaid expenses and other current assets	1,204	1,228
Total current assets	22,569	10,730
Property and equipment, net	356	239
Other assets	139	138
Total assets	$23,064	$11,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,854	$1,432
Accrued liabilities	2,090	1,293
Note payable, current portion	-	4,446
Total current liabilities	3,944	7,171
Note payable, noncurrent portion	9,560	-
Total liabilities	13,504	7,171
Commitments and contingences (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2016; no shares issued	-	-
Preferred stock, no par value; unlimited shares authorized as of December 31, 2015; no shares issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2016; 10,606,919 shares issued and outstanding as of June 30, 2016	1	-
Additional paid-in capital	67,492	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of December 31, 2015; 7,490,288 shares issued and outstanding as of December 31, 2015	-	52,447
Accumulated deficit	(57,933)	(48,511)
Total stockholders’ equity	9,560	3,936
Total liabilities and stockholders’ equity	$23,064	$11,107

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$1,556	$73	$2,840	$111
Cost of revenue	1,022	53	1,958	103
Gross profit	534	20	882	8

Operating expenses:
Research and development	2,463	1,086	4,259	1,931
Selling, general and administrative	2,615	1,821	5,163	3,398
Total operating expenses	5,078	2,907	9,422	5,329
Loss from operations	(4,544)	(2,887)	(8,540)	(5,321)
Interest expense	(765)	(105)	(873)	(188)
Other expense, net	(7)	(14)	(9)	(21)
Comprehensive and net loss	$(5,316)	$(3,006)	$(9,422)	$(5,530)

Net loss per share:
Basic and diluted	$(0.66)	$(0.67)	$(1.21)	$(1.64)

Weighted average shares used in computing net loss per common share
Basic and diluted	8,080,737	4,454,012	7,786,889	3,379,504

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,422)	$(5,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	36
Stock-based compensation	390	90
Fair value of warrants issued	162	380
Non-cash interest expense	387	102
Changes in assets and liabilities:
Accounts receivable	4	6
Inventory	679	(226)
Prepaid expenses and other current assets	24	(898)
Other noncurrent assets	(1)	3
Accounts payable	422	196
Accrued liabilities	1,009	769
Net cash used in operating activities	(6,301)	(5,072)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	-
Purchase of property and equipment	(138)	(1)
Net cash used in investing activities	(137)	(1)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	13,857	11,040
Proceeds from note payable	9,944	1,500
Repayments of note payable	(4,833)	-
Proceeds from exercise of warrant	27	-
Proceeds from exercise of stock options	14	-
Net cash provided by financing activities	19,009	12,540
Net increase in cash and cash equivalents	12,571	7,467

Cash and cash equivalents - beginning of period	7,360	895
Cash and cash equivalents - end of period	$19,931	$8,362

Supplemental disclosure:
Cash paid for interest	$487	$85
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrant in connection with note payable	$350	$10
Restricted stock awards granted to employees for 2015 accrued bonuses	$246	$-
Net transfer of equipment between inventory and property and equipment	$25	$20

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

Public Offering

On June 17, 2016, in connection with the closing of a public offering (the “June 2016 Offering”), we issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,857,000.

Change of Corporate Domicile

On May 9, 2016 the Company filed the necessary Application for Authorization to Continue into Another Jurisdiction and Statutory Declaration with the Yukon registrar. On May 10, 2016, the Company filed a Certificate of Incorporation with the Secretary of State of the State of Delaware to move its domicile from the Yukon Territory to Delaware. In connection with the incorporation in Delaware, the Company's stock now has a par value of $0.0001 per share.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 24, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future interim period.

2.         Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Accounting Standards Update (“ASU”) 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016. We adopted this guidance in the first quarter of 2016. Accordingly, the Company has revised the classification in the condensed consolidated balance sheet to report debt issuance costs as a contra debt liability as of December 31, 2015. This resulted in a decrease of $387,000 to the December 31, 2015 amounts reported as prepaid expenses and other current assets, total assets, note payable, total liabilities, and total liabilities and stockholders’ equity.

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

During the three months ended June 30, 2016, two customers accounted for 92% of the Company’s revenue. During the three months ended June 30, 2015, five customers accounted for 97% of the Company’s revenue.  During the six months ended June 30, 2016, two customers accounted for 75% of the Company’s revenue. During the six months ended June 30, 2015, four customers accounted for 90% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance outside the U.S. and currently sells the Viveve System in Canada, Hong Kong, Japan, Europe, the Middle East, Southeast Asia and Latin America.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period. For purposes of this calculation, stock options and warrants to purchase common stock and restricted common stock awards are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	June 30,
	2016	2015

Stock options to purchase common stock	1,126,287	375,752
Warrants to purchase common stock	506,379	358,119
Restricted common stock awards	39,494	-

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We adopted this guidance in the first quarter of 2016 and have reclassified our condensed consolidated balance sheets to comply with the new standard.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2016 and December 31, 2015 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Accrued professional fees	$990	$388
Customer advance payments	442	20
Accrued bonuses	319	613
Accrued vacation	132	68
Accrued clinical trial costs	23	112
Other accruals	184	92
Total accrued liabilities	$2,090	$1,293

5.        Note Payable

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”), pursuant to which we received a term loan in the amount of $5,000,000, funded in three tranches. The first tranche of $2,500,000 was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1,500,000.  The terms of the loan also required that the Company meet certain financial covenants and milestones in connection with the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), and on July 15, 2015 we received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche.

In connection with the 2014 Loan Agreement, we entered into an Intellectual Property Security Agreement, dated September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property, and we issued a 10-year warrant to the Lender for the purchase of 58,962 shares of the Company’s common stock at an exercise price $4.24 per share, and pursuant to the first amendment to the 2014 Loan Agreement in February 2015, such number of shares to automatically increase in the event the Company fails to meet certain covenants. In connection with the second amendment to the 2014 Loan Agreement in May 2015, we issued a second 10-year warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. (See Note 7.)

On June 20, 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Western Alliance Bank (the “Lender”), pursuant to which the Lender agreed to loan us up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided to us on June 20, 2016. The proceeds received were used to repay the outstanding existing indebtedness under the 2014 Loan Agreement and the remaining balance will be used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan shall bear interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%.

In connection with the 2016 Loan Agreement, we issued a 10-year warrant to the Lender to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share. (See Note 7.)

All borrowings under the 2016 Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Company is also required to meet certain financial and other covenants in connection with the 2016 Loan Agreement. As of June 30, 2016, the Company was in compliance with all covenants.

As of June 30, 2016, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2016 (remaining 6 months)	$315
2017	2,719
2018	4,463
2019	4,512
Total payments	12,009
Less: Amount representing interest	(2,009)
Present value of obligations	10,000
Less: Unamortized debt discount	(440)
9,560
Less: Note payable, noncurrent portion	9,560
Note payable, current portion	$-

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017. Rent expense for the six months ended June 30, 2016 and 2015 was $109,000 and $101,000, respectively.

 As of June 30, 2016, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2016 ( remaining 6 months)	$115
2017	58
Total minimum lease payments	$173

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

7.        Common Stock

On June 17, 2016, in connection with the closing of the June 2016 Offering, we issued an aggregate of 3,105,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,857,000.

Warrants for Common Stock

As of June 30, 2016, outstanding warrants to purchase shares of common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2014	Common Shares	September 23, 2019	$4.24	110,550
September 2014	Common Shares	September 30, 2024	$4.24	58,962
October 2014	Common Shares	October 13, 2019	$4.24	29,000
November 2014	Common Shares	November 12, 2019	$4.24	12,500
February 2015	Common Shares	February 17, 2025	$4.00	75,697
March 2015	Common Shares	March 26, 2025	$2.72	1,454
May 2015	Common Shares	May 12, 2025	$4.24	36,229
May 2015	Common Shares	May 14, 2025	$2.96	3,125
May 2015	Common Shares	May 17, 2020	$4.24	21,585
December 2015	Common Shares	December 16, 2025	$5.60	26,875
April 2016	Common Shares	April 1, 2026	$6.08	25,000
May 2016	Common Shares	May 11, 2021	$7.74	5,000
June 2016	Common Shares	June 20, 2026	$4.98	100,402
				506,379

In connection with the 2014 Loan Agreement entered into on September 30, 2014, the Company issued a warrant to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The fair value of the warrant was recorded as debt issuance costs, presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2016. During the three and six months ended June 30, 2016, the Company recorded $342,000 and $387,000, respectively, of interest expense relating to the debt issuance costs. During the three and six months ended June 30, 2015, the Company recorded $55,000 and $102,000, respectively, of interest expense relating to the debt issuance costs.

In conjunction with the second amendment to the 2014 Loan Agreement in May 2015, the Company issued a warrant to the lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. During the three and six months ended June 30 2015, the Company recorded $8,000 of interest expense relating to the debt issuance costs for this warrant. The debt issuance costs for this warrant were fully amortized as of September 30, 2015.

In April 2016, the Company issued a common stock warrant to a distributor to purchase a total of 25,000 shares of common stock at an exercise price of $6.08 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 72.1%, risk free interest rate of 1.78% and a contractual life of ten years. The fair value of the warrant was recorded as sales costs, which are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

In May 2016, the Company issued common stock warrants to nonemployee contractors to purchase a total of 5,000 shares of common stock at an exercise price of $7.74 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.6%, risk free interest rate of 1.20% and a contractual life of five years. The fair value of the warrants were recorded as clinical consulting costs, which are included in research and development expenses in the condensed consolidated statements of operations.

In connection with the 2016 Loan Agreement entered into on June 20, 2016, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $350,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 63.0%, risk free interest rate of 1.67% and a contractual life of ten years. The fair value of the warrant, along with other legal fees totaling $90,000, were recorded as debt issuance costs, presented in the condensed consolidated balance sheet as of June 30, 2016 as a deduction from the carrying amount of the note payable, and will be amortized to interest expense over the loan term. During the three and six months ended June 30, 2016, the Company recorded no interest expense relating to the debt issuance costs because it was immaterial for the financial reporting period. As of June 30, 2016, the unamortized debt issuance cost was $440,000.

A total of 735 and 6,250 shares issuable pursuant to warrants issued in connection with the private offering on September 30, 2014 were exercised in 2015 and 2016, respectively.

A total of 5,157 and 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled in 2015 and 2016, respectively, as the milestones related to these shares were not achieved.

The stock-based compensation expense related to warrants issued was $20,000 and $162,000 for the three and six months ended June 30, 2016, respectively. The stock-based compensation expense related to warrants issued was $118,000 and $380,000 for the three and six months ended June 30, 2015, respectively.

8.        Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s 2013 Stock Option and Incentive Plan, as amended (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of June 30, 2016, 2,520 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 2,520 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $101.26 per share and the weighted average remaining contractual term is 0.96 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497 (or .0010062 on a post- reverse stock split basis). The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (or .0010062 on a post- reverse stock split basis) (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,605 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.78 per share and the weighted average remaining contractual term is 6.35 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the Compensation Committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. On July 22, 2015, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 388,949 shares to a total of 1,262,500 shares. As of June 30, 2016, there are outstanding stock option awards issued from the 2013 Plan covering a total of 1,085,162 shares of the Company’s common stock and there remain reserved for future awards 134,015 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is 6.06 per share, and the remaining contractual term is 9.09 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, beginning of period	1,022,195	$6.47	9.37	$-
Options granted	158,017	$6.57
Options exercised	(3,020)	$4.80
Options canceled	(50,905)	$7.60
Options outstanding, end of period	1,126,287	$6.44	8.98	$46,238

Vested and exercisable and expected to vest, end of period	1,043,020	$6.48	8.95	$43,704

Vested and exercisable, end of period	227,781	$8.70	7.78	$14,653

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2016.

The options outstanding and exercisable as of June 30, 2016 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of June 30, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Exercisable as of June 30, 2016	Weighted Average Exercise Price

	$2.64		12,500	$2.64	8.87	3,646	$2.64
$3.68	-	$3.76	79,376	$3.75	8.61	26,459	$3.75
	$4.80		203,496	$4.80	8.06	92,254	$4.80
	$6.00		584,253	$6.00	9.43	58,068	$6.00
$6.24	-	$6.40	129,267	$6.35	9.66	-	$-
$7.00	-	$7.92	70,625	$7.62	9.41	584	$7.74
	$9.92		38,135	$9.92	6.40	38,135	$9.92
$56.00	-	$72.00	6,757	$69.71	1.14	6,757	$69.71
$96.00	-	$149.04	1,846	$118.68	1.48	1,846	$118.68
	$296.00		32	$296.00	1.23	32	$296.00
			1,126,287	$6.44	8.98	227,781	$8.70

In January 2016, the Company granted restricted stock awards (“RSAs”) for 39,494 shares of common stock under the 2013 Plan to employees for 2015 accrued bonuses with a weighted-average grant date fair value of $6.24 per share. The fair value of the RSAs was determined on the grant date based on the fair value of the Company’s common stock. The total outstanding RSAs as of June 30, 2016 were 39,494 shares.

 Stock-Based Compensation

During the three months ended June 30, 2016 and 2015, the Company granted stock options to employees to purchase 28,750 and 12,500 shares of common stock with a weighted average grant date fair value of $3.17 and $1.44 per share, respectively. During the six months ended June 30, 2016 and 2015, the Company granted stock options to employees to purchase 158,017 and 91,875 shares of common stock with a weighted average grant date fair value of $3.49 and $1.92 per share, respectively. Stock-based compensation expense recognized during the three months ended June 30, 2016 and 2015 was $202,000 and $48,000, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2016 and 2015 was $390,000 and $90,000, respectively. As of June 30, 2016, the total unrecognized compensation cost in connection with unvested stock options was approximately $2,430,000. These costs are expected to be recognized over a period of approximately 3.30 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $5,000 and $0, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Expected term (in years)	5	5	5	5
Average volatility	47%	64%	65%	62%
Risk-free interest rate	1.26%	1.58%	1.53%	1.36%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$28	$4	$49	$8
Selling, general and administrative	174	44	341	82
Total	$202	$48	$390	$90

9.        Income Taxes

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2016 and 2015. The Company expects that its effective tax rate for the full year 2016 will be 0%.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the “Agreement”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2016, the Company has purchased 151 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve’s common stock. Under the Agreement, the Company paid Stellartech $945,000 and $1,082,000 for goods and services during the three months ended June 30, 2016 and 2015, respectively, and $2,160,000 and $1,211,000 for goods and services during the six months ended June 30, 2016 and 2015, respectively.

11.       Subsequent Events

On July 11, 2016, the board of directors of the Company, subject to the approval of the Company’s stockholders, approved an amendment and restatement of the 2013 Plan to increase the maximum number of shares reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by 737,500 shares, from 1,262,500 to 2,000,000 and to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January during the term, the Stock Issuable by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 24, 2016. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and its wholly-owned subsidiary, Viveve, Inc.

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity that we refer to as the Viveve Treatment. While our product has not been approved for sale in the U.S., we currently have 23 exclusive partnerships covering distribution of the Viveve System in 65 countries around the world, and we have regulatory clearance to market and sell our product in 27 of those countries:

GEOGRAPHIC REGION	DISTRIBUTION COVERAGE	REGULATORY CLEARANCE
North America	1	1
Latin America	15	2
Europe	28	18
Asia Pacific	11	6
Middle East	10	-
TOTAL	65	27

Outside the U.S., we market and sell the Viveve System, including the single-use treatment tips, through trained sales employees, consultants, and distributors. As of the date of this filing, we have sold 115 Viveve Systems and approximately 2,200 single-use treatment tips in countries outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and bank term loans to fund our operations. We are located in Sunnyvale, California.

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

On May 9, 2016 the Company filed the necessary Application for Authorization to Continue into Another Jurisdiction and Statutory Declaration with the Yukon registrar. On May 10, 2016, the Company filed a Certificate of Incorporation with the Secretary of State of the State of Delaware to move its domicile from the Yukon Territory to Delaware.

 On June 17, 2016, in connection with the closing of a public offering (the “June 2016 Offering”), we issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15.5 million. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13.9 million.

On June 20, 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Western Alliance Bank (the “Lender”), pursuant to which the Lender agreed to loan us up to an aggregate of $10.0 million payable in two tranches of $7.5 million and $2.5 million. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10.0 million was provided to us on June 20, 2016. The proceeds received were used to repay outstanding existing indebtedness and the remaining balance will be used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan shall bear interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%.

In connection with the 2016 Loan Agreement, we issued a ten year warrant to the Lender to purchase a total of 100,402 shares of Company’s common stock at an exercise price of $4.98 per share.

 We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) approval for the sale of our product and whether there will be a demand for the Viveve Treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, loans from related parties and bank term loans. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. and the concurrent private offering was consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as to create opportunities for access to additional capital by increasing liquidity. While we believe that the going public transaction is attractive to investors and even though we completed several equity financings and the debt financing pursuant to the 2016 Loan Agreement, there are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

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

The net proceeds received from sales of our securities and the term loan have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for the next twelve months, however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $250,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Quarterly Report, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Revenue	$1,556	$73	1,483	2,032%

We recorded revenue of $1,556,000 for the three months ended June 30, 2016, compared to revenue of $73,000 for the three months ended June 30, 2015, an increase of $1,483,000. The increase in revenue was primarily due to sales of 40 Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors in the second quarter of 2016. Sales in the second quarter of 2015 were limited primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and the first half of 2015 was used to support our clinical trial in Europe and Canada (“OUS Clinical Trial”).

Gross profit

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Gross Profit	$534	$20	$514	2,570%

Gross profit was $534,000, or 34% of revenue, for the three months ended June 30, 2016, compared to a gross profit of $20,000, or 27% of revenue, for the three months ended June 30, 2015. The increase in gross profit was primarily due to sales of 40 Viveve Systems to our new distributors in the second quarter of 2016. Sales in the second quarter of 2015 included only one Viveve System and were primarily limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and first half of 2015 was used to support our OUS Clinical Trial.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Research and development	$2,463	$1,086	$1,377	127%

Research and development expense totaled $2,463,000 for the three months ended June 30, 2016, compared to research and development expense of $1,086,000 for the three months ended June 30, 2015, an increase of $1,377,000 or approximately 127%. Spending on research and development increased in the second quarter of 2016 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. The second quarter of 2016 also included higher personnel costs due to new hires and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Selling, general and administrative	$2,615	$1,821	$794	44%

Selling, general and administrative expenses totaled $2,615,000 for the three months ended June 30, 2016, compared to $1,821,000 for the three months ended June 30, 2015, an increase of $794,000 or approximately 44%. The increase in selling, general and administrative expenses in the second quarter of 2016 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the second quarter of 2016 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Interest expense	$765	$105	$660	629%

 During the three months ended June 30, 2016, we had interest expense of $765,000, compared to $105,000 for the three months ended June 30, 2015. The increase of $660,000, or approximately 629%, resulted primarily from the additional interest expense in connection with the payoff in June 2016 of the term loan under the 2014 Loan Agreement (including final payment fees of $350,000 and the expensing of the remaining unamortized debt issuance costs of $312,000).

Other expense, net

	Three Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Other expense, net	$7	$14	$(7)	(50%)

During the three months ended June 30, 2016, we had other expense, net, of $7,000, compared to other expense, net, of $14,000 for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Revenue	$2,840	$111	$2,729	2,459%

We recorded revenue of $2,840,000 for the six months ended June 30, 2016, compared to revenue of $111,000 for the six months ended June 30, 2015, an increase of $2,729,000. The increase in revenue during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to sales of 73 Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors. Sales in 2015 were limited primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and the first half of 2015 was used to support our OUS Clinical Trial.

Gross Profit

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Gross profit	$882	$8	$874	10,925%

Gross profit was $882,000, or 31% of revenue, for the six months ended June 30, 2016, compared to gross profit of $8,000, or 7% of revenue, for the six months ended June 30, 2015. The increase in gross profit was primarily due to sales of 73 Viveve Systems to our new distributors in the six months ended June 30, 2016. Sales in the six months ended June 30, 2015 included only one Viveve System and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and the first half of 2015 was used to support our OUS Clinical Trial.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Research and development	$4,259	$1,931	$2,328	121%

Research and development expense totaled $4,259,000 for the six months ended June 30, 2016, compared to research and development expense of $1,931,000 for the six months ended June 30, 2015, an increase of $2,328,000, or approximately 121%. Spending on research and development increased primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. The six months ended June 30, 2016 also included higher personnel costs due to new hires and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Selling, general and administrative	$5,163	$3,398	$1,765	52%

Selling, general and administrative expenses totaled $5,163,000 for the six months ended June 30, 2016, compared to $3,398,000 for the six months ended June 30, 2015, an increase of $1,765,000, or approximately 52%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2016 also included higher personnel costs due to new hires (primarily in connection with our sales and marketing efforts) and additional stock-based compensation expense due to stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Interest expense

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Interest expense	$873	$188	$685	364%

          During the six months ended June 30, 2016, we had interest expense of $873,000, compared to $188,000 for the six months ended June 30, 2015. The increase of $685,000, or approximately 364%, resulted primarily from the additional interest expense in connection with the payoff in June 2016 of the term loan under the 2014 Loan Agreement (including final payment fees of $350,000 and the expensing of the remaining unamortized debt issuance costs of $312,000).

Other expense, net

	Six Months Ended
	June 30,		Change
	2016	2015		%
	(in thousands, except percentages)

Other expense, net	$9	$21	$(12)	(57%)

During the six months ended June 30, 2016 we had other expense, net, of $9,000 as compared to other expense, net, of $21,000 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Six Months Ended June 30, 2016

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, loans from related parties and bank term loans. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2016	2015

Net cash used in operating activities	$(6,301)	$(5,072)
Net cash used in investing activities	(137)	(1)
Net cash provided by financing activities	19,009	12,540
Net increase in cash and cash equivalents	$12,571	$7,467

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $6,301,000 for the six months ended June 30, 2016 compared to $5,072,000 used for the six months ended June 30, 2015. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2016 consisted of a net loss of $9,422,000 adjusted for non-cash expenses including depreciation and amortization of $45,000, stock-based compensation of $390,000, fair value of warrants issued of $162,000, non-cash interest expense of $387,000, and inflows from changes in operating assets and liabilities of $2,137,000 (primarily due to an increase in accrued liabilities related to professional fees and customer advance payments). Net cash used during the six months ended June 30, 2015 consisted of a net loss of $5,530,000 adjusted for non-cash expenses including depreciation and amortization of $36,000, stock-based compensation of $90,000, fair value of warrants issued of $380,000, non-cash interest expense of $102,000, and outflows from changes in operating assets and liabilities of $150,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 and 2015 was $137,000 and $1,000, respectively. Net cash used in investing activities during the six months ended June 30, 2016 was primarily used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $19,009,000, which was primarily the result of the gross proceeds of $15,525,000 from our June 2016 Offering (partially offset by transaction costs of $1,668,000), the proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the new term loan (partially offset by debt issuance costs of $56,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the existing term loan of $4,833,000. Cash provided by financing activities during the six months ended June 30, 2015 was $12,540,000, which was the result of the gross proceeds of $12,000,000 from an offering we closed in May 2015, partially offset by transaction costs of $960,000, and the proceeds of $1,500,000 from the drawdown of funds from the second tranche of the term loan.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of June 30, 2016, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$173	$173	$-	$-	$-
Debt obligations (including interest)	12,009	689	8,926	2,394	-
Total	$12,182	$862	$8,926	$2,394	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2016 and the date of this filing, we have purchased 151 units. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and warehousing facilities. The lease agreement, as amended in January 2015, commenced in March 2012 and will terminate in March 2017.

As described above, on June 20, 2016, we entered into the 2016 Loan Agreement with the Lender pursuant to which we received a term loan in the amount of $10.0 million. The proceeds from the term loan were used to repay the existing outstanding indebtedness with another financial institution and to provide general working capital to fund our operations. As of June 30, 2016 and the date of this filing, the outstanding term loan principal balance was $10.0 million.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 24, 2016, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the six months ended June 30, 2016.

Recent Accounting Pronouncements

 In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); and iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, ‘Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact on its condensed consolidated financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its condensed consolidated financial statements upon the adoption of this guidance.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On April 12, 2016, the Company was served with a Notice of Commencement of Action, a Summons and a Complaint.  The action was filed in the Supreme Court of the State of New York, New York County, Index No. 951928/2016 and is titled “Denville and Dover Fund LLC , Plaintiff, against Viveve Medical, Inc. (f/k/a PLC Systems, Inc.), Defendant”.  The complaint alleges that PLC Systems, Inc. (“PLC”), during the period from 2011 through 2013, sold securities to the Plaintiff, including a Common Stock Purchase Warrant, No. R-3B, for the purchase of 679,825 pre-Merger shares of PLC common stock (the “Warrant”).  The Warrant expiration date was February 22, 2016.  Plaintiff alleges that the Warrant was exercised on January 30, 2016 but that the Defendant has failed and refused to issue the common stock, as required by the terms of the Warrant.  Plaintiff asks the Court to order the Defendant to issue the shares of common stock underlying the Warrant, pay compensatory damages in an amount no less than $400,000, pay liquidated damages in the amount of $10,732.46 accrued from February 4, 2016 through February 10, 2016 and liquidated damages of $3,066 per day from February 10, 2016 until judgement and for attorney’s fees and the costs and expenses of the legal action. On May 13, 2016, the Company removed the action to the United States District Court for the Southern District of New York. On June 27, 2016, the court remanded the action to the Supreme Court of the State of New York, New York County. The Company believes the claim is meritless and intends to vigorously defend against such claim.

Item 1A.     Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use Of Proceeds.

Unregistered Sales of Securities

On April 1 2016, the Company issued a ten year warrant to Dynamic Medical Technologies (Hong Kong) Limited, a distributor, to purchase an aggregate of 25,000 shares of common stock at an exercise price of $6.08 per share valued at $142,000.

On May 11, 2016, the Company issued five year warrants to two consultants to purchase an aggregate of 5,000 shares of common stock at an exercise price of $7.74 per share in exchange for clinical consulting services valued at $20,000.

In connection with the 2016 Loan Agreement, the Company issued a ten year warrant to the Lender to purchase up to an aggregate of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share.

The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to issue the warrants described above, which exempts transactions by an issuer not involving any public offering, in that there was no form of general solicitation or general advertising employed in the offering. No commissions were paid and no placement agents were involved in connection with the issuance of the warrants.

Use of Proceeds

On June 17, 2016, in connection with the closing of the June 2016 Offering, the Company sold an aggregate of 3,105,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-210816), which was declared effective by the Securities and Exchange Commission on June 13, 2016 (the “Effective Date”).  The offering date was June 14, 2016.  The net aggregate proceeds to the Company from the offering were approximately $13,857,000, reflecting gross proceeds of approximately $15,525,000, after the deduction of underwriting discounts, commissions and other offering expenses which were paid directly to non-affiliates of the Company.

Ladenburg Thalmann & Co. Inc. (“Ladenburg”) was the representative of the underwriters for the offering.  Ladenburg, a subsidiary of Ladenburg Thalmann Financial Services Inc., and Craig-Hallum Capital Group LLC were the joint book-running managers of the offering and Maxim Group LLC acted as co-manager.

During the period from the Effective Date through June 30, 2016, none of the net proceeds from the offering had been used by the Company to fund operations.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

Change to Annual Meeting Date.

The 2015 Annual and Special Meeting of Stockholders (the “2015 Annual Meeting”) was held on July 22, 2015.  The 2016 Annual Meeting of Stockholders is scheduled to be held on August 22, 2016, which is 31 calendar days from the corresponding date of the 2015 Annual Meeting.

Press Release Reporting Second Quarter Financial Results.

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated August 11, 2016, reporting the Company’s 2016 second quarter financial results.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Condition” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

 Item 6.      Exhibits.

Exhibit Number	Document
1.1(1)	Underwriting Agreement, dated June 14, 2016, by and between the Company and Ladenburg Thalmann & Co. Inc.

2.1(4)	Plan of Continuance

2.1.1(4)	Yukon Application for Authorization to continue to Another Jurisdiction

2.1.2(4)	Statutory Declaration

3.1(4)	Certificate of Conversion for Delaware

3.1.1(4)	Certificate of Incorporation

3.1.2(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(4)	Bylaws

4.1(4)	Warrant to Purchase Common Stock issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited

4.2*	Warrant to Purchase Common Stock issued on May 11, 2016 to Theresa Stern

4.3*	Warrant to Purchase Common Stock issued on May 11, 2016 to Chris Rowan

4.4(2)	Warrant to Purchase Common Stock issued on June 20, 2016 to Western Alliance Bank

10.1(2)	Loan and Security Agreement dated as of June 20, 2016 by and among Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank

10.2(2)	Intellectual Property Security Agreement dated as of June 20, 2016 between Viveve Medical, Inc. and Western Alliance Bank

10.3(2)	Intellectual Property Security Agreement dated as of June 20, 2016 between Viveve, Inc. and Western Alliance Bank

10.4*	Form of Lock-up Agreement, by and between the Company and each officer, director and beneficial owner of greater than 10% of the Company’s common stock.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Press Release announcing 2016 Second Quarter Financial Results issued on August 11, 2016

101 .INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

   * Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 14, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2016	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer