Form 10-Q
period 2016-09-30
VIVEVE MEDICAL, INC.
filed 2016-11-10
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2016 the issuer had 10,648,407 shares of common stock, no par value, outstanding.

 NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Viveve Medical," the "Company," "we," "us," and "our" in this document refer to Viveve Medical, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,011	$7,360
Accounts receivable	1,807	593
Inventory	1,413	1,549
Prepaid expenses and other current assets	1,298	1,228
Total current assets	18,529	10,730
Property and equipment, net	445	239
Other assets	133	138
Total assets	$19,107	$11,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,477	$1,432
Accrued liabilities	1,978	1,293
Note payable, current portion	865	4,446
Total current liabilities	5,320	7,171
Note payable, noncurrent portion	8,730	-
Total liabilities	14,050	7,171
Commitments and contingences (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2016; no shares issued	-	-
Preferred stock, no par value; unlimited shares authorized as of December 31, 2015; no shares issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2016; 10,648,407 shares issued and outstanding as of September 30, 2016	1	-
Additional paid-in capital	67,858	-
Common stock and paid-in capital, no par value; unlimited shares authorized as of December 31, 2015; 7,490,288 shares issued and outstanding as of December 31, 2015	-	52,447
Accumulated deficit	(62,802)	(48,511)
Total stockholders’ equity	5,057	3,936
Total liabilities and stockholders’ equity	$19,107	$11,107

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$1,849	$584	$4,689	$695
Cost of revenue	1,158	417	3,116	520
Gross profit	691	167	1,573	175

Operating expenses:
Research and development	2,054	1,515	6,313	3,446
Selling, general and administrative	3,272	1,757	8,435	5,155
Total operating expenses	5,326	3,272	14,748	8,601
Loss from operations	(4,635)	(3,105)	(13,175)	(8,426)
Interest expense, net	(221)	(114)	(1,094)	(302)
Other expense, net	(13)	-	(22)	(21)
Comprehensive and net loss	$(4,869)	$(3,219)	$(14,291)	$(8,749)

Net loss per share:
Basic and diluted	$(0.46)	$(0.50)	$(1.63)	$(1.99)

Weighted average shares used in computing net loss per common share
Basic and diluted	10,630,468	6,418,457	8,741,667	4,403,620

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(14,291)	$(8,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	57
Stock-based compensation	662	145
Fair value of warrants issued	162	152
Fair value of warrants issued to employees for bonuses	-	244
Non-cash interest expense	422	151
Changes in assets and liabilities:
Accounts receivable	(1,214)	(233)
Inventory	76	(534)
Prepaid expenses and other current assets	(70)	(861)
Other noncurrent assets	5	10
Accounts payable	1,045	685
Accrued liabilities	931	604
Net cash used in operating activities	(12,194)	(8,329)

Cash flows from investing activities:
Purchase of property and equipment	(224)	(48)
Net cash used in investing activities	(224)	(48)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	13,886	11,040
Proceeds from note payable	9,910	2,500
Repayments of note payable	(4,833)	-
Proceeds from exercise of warrants	92	3
Proceeds from exercise of stock options	14	-
Net cash provided by financing activities	19,069	13,543
Net increase in cash and cash equivalents	6,651	5,166

Cash and cash equivalents - beginning of period	7,360	895
Cash and cash equivalents - end of period	$14,011	$6,061

Supplemental disclosure:
Cash paid for interest	$636	$151
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrant in connection with note payable	$350	$10
Restricted stock awards granted to employees for 2015 accrued bonuses	$246	$-
Net transfer of equipment between inventory and property and equipment	$60	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry by marketing Geneveve™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity.

Public Offering

On June 17, 2016, in connection with the closing of a public offering (the “June 2016 Offering”), we issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,886,000.

Change of Corporate Domicile

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 24, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future interim period.

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

The Company designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal laxity that it refers to as the Geneveve™, which includes the Viveve System™, single-use treatment tips and other ancillary consumables. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the Geneveve are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

During the three months ended September 30, 2016, two customers accounted for 89% of the Company’s revenue. During the three months ended September 30, 2015, three customers accounted for 93% of the Company’s revenue.  During the nine months ended September 30, 2016, three customers accounted for 83% of the Company’s revenue. During the nine months ended September 30, 2015, three customers accounted for 83% of the Company’s revenue.

Revenue Recognition

The Company recognizes revenue from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Latin America, Europe, the Middle East and Asia Pacific.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	September 30,
	2016	2015

Stock options to purchase common stock	1,315,808	419,127
Warrants to purchase common stock	425,274	358,119
Restricted common stock awards	64,405	-

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues.  The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2016 and December 31, 2015 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Accrued professional fees	$587	$388
Accrued bonuses	513	613
Customer advance payments	442	20
Accrued payroll and other related expenses	251	113
Accrued clinical trial costs	4	112
Other accruals	181	47
Total accrued liabilities	$1,978	$1,293

5.        Note Payable

On September 30, 2014, we entered into a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (the “Lender”), pursuant to which we received a term loan in the amount of $5,000,000, funded in three tranches. The first tranche of $2,500,000 was provided to us on October 1, 2014 and proceeds of $500,000 from the second tranche were received on each of February 19, 2015, March 16, 2015 and April 6, 2015 for aggregate proceeds of $1,500,000.  The terms of the loan required that the Company meet certain financial covenants and milestones in connection with the Company’s randomized, blinded and sham-controlled clinical trial in Europe and Canada (the “OUS Clinical Trial”), and on July 15, 2015 we received the final $1,000,000 of the term loan with a drawdown of funds from the third tranche.

In connection with the 2014 Loan Agreement, we entered into an Intellectual Property Security Agreement, dated September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property, and we issued a 10-year warrant to the Lender for the purchase of 58,962 shares of the Company’s common stock at an exercise price $4.24 per share, and pursuant to the first amendment to the 2014 Loan Agreement in February 2015, such number of shares to automatically increase in the event the Company fails to meet certain covenants. In connection with the second amendment to the 2014 Loan Agreement in May 2015, we issued a second 10-year warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. These two warrants were exercised in July and August 2016 (See Note 7).

On June 20, 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Western Alliance Bank (the “WAB”), pursuant to which the WAB agreed to loan us up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided to us on June 20, 2016. The proceeds received were used to repay the outstanding existing indebtedness under the 2014 Loan Agreement and the remaining balance will be used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan shall bear interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%.

In connection with the 2016 Loan Agreement, we issued a 10-year warrant to the WAB to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share (See Note 7).

All borrowings under the 2016 Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Company is also required to meet certain financial and other covenants in connection with the 2016 Loan Agreement. As of September 30, 2016, the Company was in compliance with all covenants.

As of September 30, 2016, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2016 (remaining 3 months)	$187
2017	2,719
2018	4,463
2019	4,512
Total payments	11,881
Less: Amount representing interest	(1,881)
Present value of obligations	10,000
Less: Unamortized debt discount	(405)
9,595
Less: Note payable, noncurrent portion	8,730
Note payable, current portion	$865

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018. Rent expense for the three months ended September 30, 2016 and 2015 was $55,000 and $55,000, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $164,000 and $156,000, respectively.

 As of September 30, 2016, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2016 ( remaining 3 months)	$58
2017	303
2018	81
Total minimum lease payments	$442

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

7.        Common Stock

On June 17, 2016, in connection with the closing of the June 2016 Offering, we issued an aggregate of 3,105,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,886,000.

Warrants for Common Stock

As of September 30, 2016, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$4.24	91,532
October 2014	Common Shares	October 13, 2019	$4.24	29,000
November 2014	Common Shares	November 12, 2019	$4.24	12,500
February 2015	Common Shares	February 17, 2025	$4.00	75,697
March 2015	Common Shares	March 26, 2025	$2.72	1,454
May 2015	Common Shares	May 12, 2025	$4.24	36,229
May 2015	Common Shares	May 17, 2020	$4.24	21,585
December 2015	Common Shares	December 16, 2025	$5.60	26,875
April 2016	Common Shares	April 1, 2026	$6.08	25,000
May 2016	Common Shares	May 11, 2021	$7.74	5,000
June 2016	Common Shares	June 20, 2026	$4.98	100,402
				425,274

In connection with the 2014 Loan Agreement entered into on September 30, 2014, the Company issued a warrant to the Lender to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The fair value of the warrant was recorded as debt issuance costs, presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2016. During the three and nine months ended September 30, 2016, the Company recorded zero and $387,000, respectively, of interest expense relating to the debt issuance costs. During the three and nine months ended September 30, 2015, the Company recorded $47,000 and $141,000, respectively, of interest expense relating to the debt issuance costs. This warrant was exercised on a cashless basis in August 2016 and 17,295 net shares were issued.

In conjunction with the second amendment to the 2014 Loan Agreement in May 2015, the Company issued a warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. During the three and nine months ended September 30 2015, the Company recorded $2,000 and $10,000 of interest expense relating to the debt issuance costs for this warrant. The debt issuance costs for this warrant were fully amortized as of September 30, 2015. This warrant was exercised on a cashless basis in July 2016 and 885 net shares were issued.

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

In May 2016, the Company issued common stock warrants to nonemployee contractors to purchase a total of 5,000 shares of common stock at an exercise price of $7.74 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.6%, risk free interest rate of 1.20% and a contractual life of five years. The fair value of the warrants was recorded as clinical consulting costs, which are included in research and development expenses in the condensed consolidated statements of operations.

In connection with the 2016 Loan Agreement entered into on June 20, 2016, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $350,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 63.0%, risk free interest rate of 1.67% and a contractual life of ten years. The fair value of the warrant, along with other legal fees totaling $90,000, were recorded as debt issuance costs, presented in the condensed consolidated balance sheet as of September 30, 2016 as a deduction from the carrying amount of the note payable, and are being amortized to interest expense over the loan term. During the three and nine months ended September 30, 2016, the Company recorded $35,000 of interest expense relating to the debt issuance costs. As of September 30, 2016, the unamortized debt issuance cost was $405,000.

A total of 735 and 25,268 shares issuable pursuant to warrants issued in connection with a private offering on September 30, 2014 were exercised in 2015 and 2016, respectively.

A total of 5,157 and 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled in 2015 and 2016, respectively, as the milestones related to these shares were not achieved.

The stock-based compensation expense related to warrants issued was zero and $162,000 for the three and nine months ended September 30, 2016, respectively. The stock-based compensation expense related to warrants issued was $16,000 and $396,000 for the three and nine months ended September 30, 2015, respectively.

8.        Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of September 30, 2016, 1,892 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 1,892 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $116.29 per share and the weighted average remaining contractual term is 0.98 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497 (or 0.0010062 on a post- reverse stock split basis). The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (or 0.0010062 on a post- reverse stock split basis) (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 6.13 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan increasing the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by 737,500 shares from 1,262,500 shares to a total of 2,000,000 shares and to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the Stock Issuable by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. As of September 30, 2016, there are outstanding stock option awards issued from the 2013 Plan covering a total of 1,275,538 shares of the Company’s common stock and there remain reserved for future awards 610,736 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $6.35 per share, and the remaining contractual term is 9.03 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2016
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,022,195	$6.47	9.37	$-
Options granted	378,932	$7.25
Options exercised	(3,020)	$4.80
Options canceled	(82,299)	$7.55
Options outstanding, end of period	1,315,808	$6.63	8.93	$1,615,644

Vested and exercisable and expected to vest, end of period	1,221,813	$6.65	8.90	$1,523,776

Vested and exercisable, end of period	279,725	$8.05	7.84	$473,807

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2016.

The options outstanding and exercisable as of September 30, 2016 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2016	Price	Term (Years)	September 30, 2016	Price

	$2.64		12,500	$2.64	8.62	4,428	$2.64
$3.68	-	$3.76	79,376	$3.75	8.36	31,420	$3.75
	$4.80		195,907	$4.80	7.88	100,029	$4.80
	$6.00		568,640	$6.00	9.17	83,666	$6.00
$6.24	-	$6.40	129,267	$6.35	9.40	-	$-
$7.00	-	$7.92	284,203	$7.71	9.74	14,267	$7.74
	$9.92		38,135	$9.92	6.14	38,135	$9.92
$56.00	-	$72.00	5,902	$71.55	1.04	5,902	$71.55
$96.00	-	$149.04	1,846	$118.68	1.23	1,846	$118.68
	$296.00		32	$296.00	0.98	32	$296.00
			1,315,808	$6.63	8.93	279,725	$8.05

Restricted Stock Awards

In January 2016, the Company granted restricted stock awards (“RSAs”) for 39,494 shares of common stock under the 2013 Plan to employees for 2015 accrued bonuses with a weighted average grant date fair value of $6.24 per share. The fair value of the RSAs was determined on the grant date based on the fair value of the Company’s common stock.

In August 2016, the Company granted RSAs for 5,998 shares of common stock under the 2013 Plan to board members as director compensation for the second quarter of 2016 with a weighted average grant date fair value of $7.89 per share. The RSAs were fully vested on the date of grant. The fair value of the RSAs was determined on the date of grant to be $47,000 based on the fair value of the Company’s common stock on that date.

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of September 30, 2016, all 25,000 shares were unvested.

A total of 89 shares pursuant to a RSA granted in January 2016 were cancelled in September 2016.

The total number of shares pursuant to outstanding RSAs as of September 30, 2016 were 64,405 shares.

 Stock-Based Compensation

During the three months ended September 30, 2016 and 2015, the Company granted stock options to employees to purchase 220,915 and 43,375 shares of common stock with a weighted average grant date fair value of $3.58 and $4.08 per share, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted stock options to employees to purchase 378,932 and 135,250 shares of common stock with a weighted average grant date fair value of $3.54 and $2.56 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $5,000 and zero, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Expected term (in years)	5	5	5	5
Average volatility	46%	62%	54%	62%
Risk-free interest rate	1.14%	1.63%	1.31%	1.45%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Research and development	$31	$5	$80	$13
Selling, general and administrative	241	50	582	132
Total	$272	$55	$662	$145

As of September 30, 2016, the total unrecognized compensation cost in connection with unvested stock options was approximately $2,874,000. These costs are expected to be recognized over a period of approximately 3.21 years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2016 and 2015. The Company expects that its effective tax rate for the full year 2016 will be 0%.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2016, the Company has purchased 222 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $1,816,000 and $1,871,000 for goods and services during the three months ended September 30, 2016 and 2015, respectively, and $3,976,000 and $3,082,000 for goods and services during the nine months ended September 30, 2016 and 2015, respectively.

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

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity that we refer to as Geneveve™, which includes a radio frequency (RF) generator, which we refer to as the Viveve System, single-use treatment tips and other ancillary disposables. Currently, Geneveve is cleared for marketing in 49 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for coagulation and hemostasis	3 Countries
For treatment of vaginal laxity	35 Countries
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	10 Countries
For vaginal rejuvenation	1 Country

 In the U.S., Geneveve is indicated for general surgical procedures for coagulation and hemostasis and we market and sell through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of the date of this filing, we have sold 169 Viveve Systems and approximately 2,800 single-use treatment tips in countries outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and bank term loans to fund our operations. We are currently located in Sunnyvale, California.

Recent Events

On April 15, 2016, we effected a 1-for-8 reverse stock split of our common stock. On the effective date of the reverse stock split, (i) each 8 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable were proportionately reduced on an 8-to-1 basis; and (iii) the exercise price of each outstanding warrant or option to purchase common stock were proportionately increased on a 1-to-8 basis. All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-8 reverse stock split.

On May 9, 2016, we filed the necessary Application for Authorization to Continue into Another Jurisdiction and Statutory Declaration with the Yukon registrar. On May 10, 2016, we filed a Certificate of Incorporation with the Secretary of State of the State of Delaware to move our domicile from the Yukon Territory to Delaware.

 On June 17, 2016, in connection with the closing of a public offering (the “June 2016 Offering”), we issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15.5 million. The net proceeds to us, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13.9 million.

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

 We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) approval for the sale of our product and whether there will be a demand for the Geneveve, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory approval for our products in locations in which we do not currently have approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, loans from related parties and bank term loans. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. The merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”) and the concurrent private offering was consummated in an effort to raise additional capital and increase public awareness of Viveve, as well as to create opportunities for access to additional capital by increasing liquidity. While we believe that the going public transaction is attractive to investors and even though we completed several equity financings and debt financings, there are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Plan of Operation

We intend to increase our sales both internationally and in the United States market by seeking regulatory approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Geneveve to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians. Recently, we received regulatory clearance from the FDA, and are intending to sell through a direct sales force in the U.S., which we are currently assembling.

In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve our products by focusing our research and development efforts on various areas including, but not limited to:

●	designing new treatment tips optimized for both ease-of-use and to reduce procedure times for patients and physicians; and

●	Developing new RF consoles, which may include increased security features to prevent piracy, or new cooling systems to maintain compliance with environmental regulations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Revenue	$1,849	$584	1,265	217%

We recorded revenue of $1,849,000 for the three months ended September 30, 2016, compared to revenue of $584,000 for the three months ended September 30, 2015, an increase of $1,265,000 or approximately 217%. The increase in revenue was primarily due to sales of 47 Viveve Systems, disposable treatment tips and other ancillary consumables in the third quarter of 2016. Sales in the third quarter of 2015 included only twelve Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables.

Gross profit

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Gross profit	$691	$167	$524	314%

Gross profit was $691,000, or 37% of revenue, for the three months ended September 30, 2016, compared to a gross profit of $167,000, or 29% of revenue, for the three months ended September 30, 2015, an increase of $524,000 or approximately 314%. The increase in gross profit was primarily due to sales of 47 Viveve Systems in the third quarter of 2016. Sales in the third quarter of 2015 included only twelve Viveve System and smaller quantities of disposable treatment tips and other ancillary consumables.

The increase in gross margin was primarily due to an increase in revenue from sales of higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and distributor sales.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Research and development	$2,054	$1,515	$539	36%

Research and development expense totaled $2,054,000 for the three months ended September 30, 2016, compared to research and development expense of $1,515,000 for the three months ended September 30, 2015, an increase of $539,000 or approximately 36%. Spending on research and development increased primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. The third quarter of 2016 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,272	$1,757	$1,515	86%

Selling, general and administrative expenses totaled $3,272,000 for the three months ended September 30, 2016, compared to $1,757,000 for the three months ended September 30, 2015, an increase of $1,515,000 or approximately 86%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during the third quarter of 2016 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Interest expense, net	$221	$114	$107	94%

During the three months ended September 30, 2016, we had interest expense, net of $221,000, compared to $114,000 for the three months ended September 30, 2015. The increase of $107,000, or approximately 94%, resulted primarily from the additional interest expense for the term loan under the 2016 Loan Agreement, which was computed on a higher loan balance compared to the loan balance under the 2014 Loan Agreement in the third quarter of 2015.

Other expense, net

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Other expense, net	$(13)	$-	$(13)	N/A

During the three months ended September 30, 2016, we had other expense, net, of $13,000, compared to zero for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Revenue	$4,689	$695	$3,994	575%

We recorded revenue of $4,689,000 for the nine months ended September 30, 2016, compared to revenue of $695,000 for the nine months ended September 30, 2015, an increase of $3,994,000 or approximately 575%. The increase in revenue was primarily due to sales of 120 Viveve Systems and disposable treatment tips and other ancillary consumables. Sales in 2015 included only thirteen Viveve Systems and were limited primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and the first half of 2015 was used to support our OUS Clinical Trial.

Gross Profit

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Gross profit	$1,573	$175	$1,398	799%

Gross profit was $1,573,000, or 34% of revenue, for the nine months ended September 30, 2016, compared to gross profit of $175,000, or 25% of revenue, for the nine months ended September 30, 2015, an increase of $1,398,000. The increase in gross profit was primarily due to sales of 120 Viveve Systems in the nine months ended September 30, 2016. Sales in the nine months ended September 30, 2015 included only thirteen Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale as a result of an inventory production slowdown in 2014 due to funding constraints. The majority of inventory during the second half of 2014 and the first half of 2015 was used to support our OUS Clinical Trial.

The increase in gross margin was primarily due to an increase in revenue from sales of higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and distributor sales.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Research and development	$6,313	$3,446	$2,867	83%

Research and development expense totaled $6,313,000 for the nine months ended September 30, 2016, compared to research and development expense of $3,446,000 for the nine months ended September 30, 2015, an increase of $2,867,000, or approximately 83%. Spending on research and development increased primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. The nine months ended September 30, 2016 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Selling, general and administrative	$8,435	$5,155	$3,280	64%

Selling, general and administrative expenses totaled $8,435,000 for the nine months ended September 30, 2016, compared to $5,155,000 for the nine months ended September 30, 2015, an increase of $3,280,000, or approximately 64%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2016 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Interest expense, net	$1,094	$302	$792	262%

          During the nine months ended September 30, 2016, we had interest expense, net of $1,094,000, compared to $302,000 for the nine months ended September 30, 2015. The increase of $792,000, or approximately 262%, resulted primarily from the additional interest expense in connection with the payoff in June 2016 of the term loan under the 2014 Loan Agreement (including final payment fees of $350,000 and the expensing of the remaining unamortized debt issuance costs of $312,000) and interest expense paid for the term loan in 2016, which was computed on a higher loan balance compared to the loan balance in 2015.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Other expense, net	$(22)	$(21)	$(1)	(5)%

During the nine months ended September 30, 2016 we had other expense, net, of $22,000 as compared to other expense, net, of $21,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Nine Months Ended September 30, 2016

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Net cash used in operating activities	$(12,194)	$(8,329)
Net cash used in investing activities	(224)	(48)
Net cash provided by financing activities	19,069	13,543
Net increase in cash and cash equivalents	$6,651	$5,166

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $12,194,000 for the nine months ended September 30, 2016 compared to $8,329,000 used for the nine months ended September 30, 2015. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2016 consisted of a net loss of $14,291,000 adjusted for non-cash expenses including depreciation and amortization of $78,000, stock-based compensation of $662,000, fair value of warrants issued of $162,000, and non-cash interest expense of $422,000, and inflows from changes in operating assets and liabilities of $773,000 . The change in operating assets and liabilities was primarily due to a decrease in accounts payable of $1,045,000 and a decrease in accrued liabilities of $931,000 partially offset by an increase in accounts receivable of $1,214,000. Net cash used during the nine months ended September 30, 2015 consisted of a net loss of $8,749,000 adjusted for non-cash expenses including depreciation and amortization of $57,000, stock-based compensation of $145,000, fair value of warrants issued of $152,000, fair value of warrants issued to employees for bonuses of $244,000, and non-cash interest expense of $151,000, and outflows from changes in operating assets and liabilities of $329,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $224,000 and $48,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 was primarily used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $19,069,000, which was primarily the result of the gross proceeds of $15,525,000 from our June 2016 Offering (partially offset by transaction costs of $1,639,000), the proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the new term loan (partially offset by debt issuance costs of $90,000), and proceeds from the exercise of warrants and stock options of $106,000, partially offset by the repayment of the existing term loan of $4,833,000. Cash provided by financing activities during the nine months ended September 30, 2015 was $13,543,000, which was the result of the gross proceeds of $12,000,000 from an offering we closed in May 2015, partially offset by transaction costs of $960,000, proceeds of $2,500,000 from the drawdown of funds from the second and third tranches of the term loan, and proceeds from the exercise of a warrant.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of September 30, 2016, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$442	$279	$163	$-	$-
Debt obligations (including interest)	11,881	1,744	8,775	1,362	-
Total	$12,323	$2,023	$8,938	$1,362	$-

In June 2006, we entered into a Development and Manufacturing Agreement (the "Agreement") with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2016 and the date of this filing, we have purchased 222 units and 289 units, respectively. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and warehousing facilities. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018.

As described above, on June 20, 2016, we entered into the 2016 Loan Agreement with the Lender pursuant to which we received a term loan in the amount of $10.0 million. The proceeds from the term loan were used to repay the existing outstanding indebtedness with another financial institution and to provide general working capital to fund our operations. As of September 30, 2016 and the date of this filing, the outstanding term loan principal balance was $10.0 million.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 24, 2016, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues.  The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A. Risk Factors.

 Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in report and in our other public filings. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

We are dependent upon the success of Geneveve, which has a limited commercial history. If Geneveve fails to gain or loses market acceptance, our business will suffer.

In 2012, we began marketing Geneveve in Canada, Hong Kong and Japan, and we expect that sales of Geneveve, including the Viveve System (radio frequency generator), single-use treatment tips and other ancillary consumables, will account for substantially all of our revenue for the foreseeable future. Geneveve may not significantly penetrate current or new markets, including the U.S. and elsewhere. If demand for Geneveve does not increase as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The medical device and aesthetics markets are highly competitive and dynamic, and are marked by rapid and substantial technological development and product innovations. Demand for Geneveve could be diminished by equivalent or superior products and technologies developed by competitors. Specifically, Geneveve competes against other offerings in these markets, including laser and other light-based medical devices, pharmaceutical and consumer products, surgical procedures and exercise therapies.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and Geneveve from our competitors and their products, on such factors as:

●	safety and effectiveness;
●	product pricing;
●	success of our marketing initiatives;
●	compelling clinical data;
●	intellectual property protection;
●	quality of customer support; and
●	development of successful distribution channels, both domestically and internationally

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform laser vaginal rejuvenation (“LVR”) surgery or vaginoplasty and thus may decide not to purchase, or to delay the purchase of, Geneveve. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

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

Performing clinical studies on, and collecting data from, the Geneveve is inherently subjective, and we have limited data regarding the efficacy of Geneveve. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

 We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of Geneveve. Clinical studies of vaginal laxity and sexual function are subject to a number of limitations. First, these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based devices, the effect of the Viveve Treatment varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and level of vaginal laxity and sexual function of the patient, among other things.

 Current published studies of Geneveve conducted in the U.S. and Japan have investigated the tissue-tightening effect of Viveve’s monopolar RF technology using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to randomized, blinded or controlled trials. Clinical studies designed in a randomized, blinded and controlled fashion represent the gold-standard in clinical trial design, which most effectively assess the efficacy of a product or therapy versus a placebo group. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, may require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a new randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve Treatment versus a sham-controlled procedure for the treatment of vaginal laxity (the “OUS Clinical Trials”). (See discussion under the heading “Clinical Studies”.) A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated.

  Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with Geneveve to surgery or treatment with other therapies. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase Geneveve. If we decide to pursue additional studies in the future, such studies could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, Geneveve may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

We currently have the ability to market Geneveve in the U.S. for general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity or sexual function. If we want to sell Geneveve and single-use treatment tips in the U.S. for the treatment of vaginal laxity or sexual function, we will need to obtain additional FDA clearance or approval, which may not be granted.

 Developing and promoting Geneveve in additional areas for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval in the U.S. to market Geneveve for the treatment of vaginal laxity or sexual function. We are in the process of seeking clearance or approval from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances or approvals. The FDA will require us to conduct clinical trials to support regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA application. In the event that we do not obtain FDA clearance or approval, we will be unable to promote Geneveve in the U.S. for the treatment of vaginal laxity or sexual function and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

 As of December 31, 2015, we have incurred losses since inception of approximately $48.5 million. In 2015, we incurred a loss of $12.4 million and in 2014 a loss of $6.2 million. Our loss for the nine months ended September 30, 2016 was $14.3 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

If there is not sufficient consumer demand for the procedures performed with our products, demand for our products could decline, which would adversely affect our operating results.

The medical device and aesthetic markets in which we operate are particularly vulnerable to economic trends. The procedures performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that uses our products may be influenced by the cost.

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and macroeconomic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates, consumer confidence and other factors. If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products would decline, and our business would suffer.

It is difficult to forecast future performance, which may cause our financial results to fluctuate unpredictably.

 Our limited operating history makes it difficult to predict future performance. Additionally, the demand for Geneveve may vary from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

●	delays in receipt of anticipated purchase orders;
●	performance of our independent distributors;
●	positive or negative media coverage of Geneveve, the Viveve Treatment or products of our competitors;
●	our ability to obtain further regulatory clearances or approvals;
●	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;
●	customer response to the introduction of new product offerings; and
●	fluctuations in foreign currency.

Our limited operating history has limited our ability to determine an appropriate sales price for our products.

 Our historical operating performance has limited our ability to determine the proper sales prices for Geneveve and the single-use treatment tips. Establishing appropriate pricing for our capital equipment and components has been challenging because there have not existed directly comparable competitive products. We may experience similar pricing challenges in the future as we enter new markets or introduce new products, which could have an unanticipated negative impact on our financial performance.

If there is not sufficient patient demand for our treatments, practitioner demand for Geneveve could drop, resulting in unfavorable operating results.

 Most procedures performed using Geneveve are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo the Viveve Treatment is thus driven by consumer demand, which may be influenced by a number of factors, such as:

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

The failure of Geneveve to meet patient expectations or the occurrence of unpleasant side effects from the Viveve Treatment could impair our financial performance.

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

Our success depends on growing physician adoption of Geneveve and continued use of treatment tips.

 Some of our target physician customers already own self-pay device products. Our ability to grow our business and convince physicians to purchase Geneveve depends on the success of our sales and marketing efforts. Our business model involves both a capital equipment purchase of Geneveve and continued purchases by our customers of single-use treatment tips and ancillary consumables. This may be a novel business model for many potential customers who may be used to competing products that are exclusively capital equipment, such as many laser-based systems. We must be able to demonstrate that the cost of Geneveve and the revenue that the physician can derive from performing procedures using it are compelling when compared to the cost and revenue associated with alternative products or therapies. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive procedures. If we are unable to increase physician adoption of Geneveve and use of the treatment tips, our financial performance will be adversely affected.

To successfully market and sell Geneveve internationally, we must address many issues with which we have limited experience.

Sales outside the U.S. accounted for 100% of our revenue during the years ended December 31, 2015, 2014 and 2013. We believe that a significant portion of our business will continue to come from sales outside the U.S. through increased penetration in countries where we currently sell Geneveve, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

 We depend on distributors to market and sell Geneveve internationally. If they are not successful, our marketing and sales efforts will be harmed.

 We currently depend exclusively on third-party distributors to sell and service Geneveve internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell Geneveve. Distributors may not commit the necessary resources to market, sell and service Geneveve to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

 We currently have limited sales and marketing resources or experience and failure to build and manage a sales force or to market and distribute Geneveve effectively could have a material adverse effect on our business.

 We expect to rely on a direct sales force to sell Geneveve in the U.S. In order to meet our future anticipated sales objectives, we expect to grow our domestic sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

●	hire qualified individuals as needed;
●	provide adequate training for the effective sale of Geneveve; and
●	retain and motivate sales employees.

 It is difficult to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell Geneveve, causing our revenue to be lower than expected and harming our results of operations.

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate Geneveve and develop new products or our revenue may decline.

While we attempt to protect Geneveve through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our products. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there may be other companies employing competing technologies which claim to have a similar clinical effect to our technology. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat vaginal laxity and sexual dysfunction, competitors may enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our innovations, or create their own. Consequently, we believe that we will have to continuously innovate and improve Geneveve and technology or develop new products to compete successfully. If we are unable to develop new products or innovate successfully, Geneveve could become obsolete and our revenue will decline as our customers purchase competing products.

We outsource the manufacturing and repair of key elements of Geneveve to a single manufacturing partner.

We outsource the manufacture and repair of Geneveve to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up Geneveve. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech upon favorable terms.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

 The single source supply of Geneveve from Stellartech could not be replaced without significant effort and delay in production. Also, several other components and materials that comprise Geneveve are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and we rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture Geneveve until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

If Geneveve malfunctions or if we discover a manufacturing defect that could lead to a malfunction, we may have to initiate a product recall or replace components, which could adversely impact our business.

Problems in our manufacturing processes, or those of our manufacturers or subcontractors, which lead to an actual or possible malfunction in any of the components of Geneveve, may require us to recall product from customers or replace components and could disrupt our operations. For example, in December 2012, we began replacing handpiece assemblies that were causing system malfunctions due to fiber optic damage that occurred during the manufacturing process. We subsequently worked with our manufacturer to redesign and test the reliability of the newly designed handpiece. The problem was resolved within several weeks and did not have a significant impact on our ability to supply products to our customers or, more generally, on our results of operations. However, our results of operations, reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a more significant issue or significant patient injury, and delays our ability to fill customer orders.

 We may not be able to develop an alternative cooling module that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

Our cooling module relies upon a hydrofluorocarbon, or HFC, called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries. Since 2007, European Union directives aimed at the automotive industry require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. As a result, if we are unable to develop an alternative cooling module for our device which is not dependent on HFCs in a timely or cost-effective manner, Geneveve may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

 In addition, the impending restrictions on HFCs have reduced their current availability, as suppliers have less of an incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a, which could impair our ability to manufacture Geneveve and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and, therefore, subject to significant shipping surcharges that may negatively impact profit margins.

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

We forecast sales to determine requirements for components and materials used in Geneveve, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of Geneveve to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction that our customers have with our business.

Even though we require training for users of Geneveve and we do not sell Geneveve to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

 Outside of the U.S., our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of Geneveve. We do not supervise the procedures performed with Geneveve, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We and our distributors require purchasers of Geneveve to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of Geneveve to companies that rent Geneveve to third parties, but we cannot prevent an otherwise qualified physician from contracting with a rental company in violation of his or her purchase agreement with us.

 In the U.S., we only sell Geneveve to licensed physicians who have met certain training requirements. However, current federal regulations will allow us to sell Geneveve to “licensed practitioners,” if we receive FDA approval. The definition of “licensed practitioners” varies from state to state. As a result, Geneveve may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of Geneveve by non-physicians.

 The use of Geneveve by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of Geneveve, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

 If Geneveve is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing Geneveve or failing to adhere to operating guidelines could cause serious adverse events. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We may, in the future, be involved in litigation related to the use of Geneveve. Product liability claims could divert management’s attention from our business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our operating results.

After-market modifications to treatment tips by third parties and the development of counterfeit products could reduce our sales, expose us to product liability litigation and dilute our brand quality.

 Third parties may introduce adulterated after-market modifications to our treatment tips, which enable re-use of treatment tips in multiple procedures. Because the treatment tips are designed to withstand a finite number of pulses, modifications intended to increase the number of pulses could result in patient injuries caused by the use of worn-out or damaged treatment tips. In addition, third parties may seek to develop counterfeit products that are compatible with Geneveve and available to practitioners at lower prices. If security features incorporated into the design of Geneveve are unable to prevent after-market modifications to the treatment tips or the introduction of counterfeit products, we could be subject to reduced sales, product liability lawsuits resulting from the use of damaged or defective goods and damage to our reputation.

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

 Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of Geneveve. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

 Risks Related to Regulatory Matters

We or our distributors may be unable to obtain or maintain international regulatory clearances or approvals for our current or future products, or our distributors may be unable to obtain necessary qualifications, which could harm our business.

 Sales of Geneveve internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and approval is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain all regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

 If we fail to maintain regulatory approvals and clearances, or if we are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for Geneveve or any future products we may develop or acquire, including product enhancements, our business and results of operations could be adversely affected.

 Geneveve is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, (unless the device is exempt from the 510(k) requirements), has been classified pursuant to a de novo classification request, or is the subject of an approved premarket approval application, or PMA. The FDA will permit marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to another 510(k)-cleared product, referred to as a predicate device. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA a reasonable assurance of the safety and efficacy of the device for its intended use.

 If there is no known predicate for a device, a company can request a de novo classification of the product. De novo generally applies where there is no predicate device and the FDA believes the device is sufficiently safe so that no PMA should be required. FDA’s de novo process has been streamlined to allow a company to request that a new product classification be developed based on information provided by the requesting company. Our plan is to utilize the de novo process for Geneveve. However, we cannot predict when or if such classification will be obtained, or whether FDA will create a new product code. Failure to classify the device pursuant to the de novo process could require us to seek a PMA for Geneveve. Delays in receipt or failure to receive clearances or approvals could adversely affect our business, results of operations and future growth prospects.

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses. This means, for example, that we may not make claims about the use of any of our marketed products, outside of their approved or cleared indications and that our promotional materials and training methods do note promote or encourage unapproved use. Therefore, we may not proactively discuss or provide information on off-label uses. The FDA does not, however, restrict physicians from prescribing products for off-label uses in the practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring action to prevent us from distributing our devices for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve or clear a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecutions.

If the Office of Inspector General within the Department of Health and Human Services, the DOJ, or another federal or state agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

In addition to the FDA restrictions on our marketed products, several other types of state and federal healthcare laws have been applied by DOJ and state attorneys general to restrict certain marketing practices in the medical device industry. While physicians may prescribe products for off-label uses and indications, if other federal or state regulatory authorities determine that we have engaged in off-label promotion through remuneration, kickbacks or other monetary benefits to prescribers, we may be subject to civil or criminal penalties and could be prohibited from participating in government healthcare programs such as Medicaid and Medicare. In addition, government agencies or departments could conclude that we have engaged in off-label promotion and, potentially, caused the submission of false claims. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

If we modify an FDA-cleared device, we may need to seek and obtain new clearances, which, if not granted, would prevent the sale of our modified product or require us to redesign the product.

 Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing product in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and potential future profitability. We have made modifications to our device in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified device, which could harm our operating results and require us to redesign the product.

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

 The FDA has asked us to conduct a clinical study, pursuant to the agency’s investigational device exemption, or IDE, regulations, to support a future product submission for Geneveve. Initiating and completing clinical trials necessary to support a 510(k) or a PMA application for Geneveve, as well as other possible future product candidates, will be time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

 Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance or approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval or clearance and attempted commercialization of our product or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

If the third parties on which we rely to conduct our clinical trials and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain the regulatory clearance or approval which would permit us to commercialize our products.

 We do not have the ability to independently conduct the preclinical studies and clinical trials for our product, therefore we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct the studies and trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or be able to successfully commercialize, our product on a timely basis, if at all. In that event, our business, operating results and prospects may be adversely affected.

 The results of our clinical trials may not support our proposed product claims or may result in the discovery of adverse side effects. Furthermore, if the results of our OUS Clinical Trials are not positive, we may not receive further funding from our lender. Any of these events could have a material adverse impact on our business.

 Even if our clinical trials are completed as planned, it cannot be certain that the results of the clinical trials will support our proposed claims for Geneveve, that the FDA or foreign authorities will agree with our conclusions regarding them or that even if our product receives regulatory approval or clearance, that it will not later result in adverse side effects that limit or prevent its use. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and preclinical studies. The clinical trial process may fail to demonstrate that our product is safe and effective for the proposed indicated uses. Any delay of our clinical trials or failure by the FDA or other foreign authorities to accept our product claims will delay, or even prevent, our ability to commercialize our product and generate revenues.

Even if our product is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product, the product could be subject to restrictions or withdrawal from the market.

 Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies, such as the Food and Drug Branch of the California Department of Health Services, or CDHS. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, standards for the manufacture of our product and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. In the past, our facility has been inspected by the FDA and CDHS, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and unanticipated expenditures to address or defend such actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notifications for repair, replacement or refunds;
●	recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for 510(k) clearance, de novo classification, or premarket approval of new products or modified products;
●	operating restrictions;
●	reclassifying a device that previously received a 510(k) clearance or withdrawing a PMA approval that was previously granted;
●	refusal to grant export approval for our product; or
●	criminal prosecution.

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

Even if regulatory clearance or approval of a product is granted for Geneveve or future products, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Geneveve may also be subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations may allow Geneveve to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate Geneveve. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

 Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would be likely to cause or contribute to death or serious injury if the malfunction of the device were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving Geneveve or future products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as mounting a defense to a legal action, if one were to be brought, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Geneveve may, in the future, be subject to product recalls that could harm our reputation, business and financial results.

 The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious, adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our product in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. A recall of our product would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. In the future, we may initiate one or more voluntary recalls involving our product that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

 Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for Geneveve, which may permit third parties to compete against us more effectively.

 We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Geneveve. We have an exclusive license to or own 10 issued U.S. patents primarily covering Geneveve and methods of use, 2 of which have expired. The remaining 8 will expire between 2016 and 2029.Additionally, we have 4 pending U.S. patent applications; 16 issued foreign patents; and 20 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of Geneveve components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

 In addition, competitors could purchase Geneveve and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to defend our market against competitors’ products and methods, our competitive position and business could be adversely affected.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

 Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that Geneveve and the methods we employ are covered by their patents. If Geneveve or methods are found to infringe, we could be prevented from marketing Geneveve. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export Geneveve. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

 Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to Geneveve, any of which would have a material adverse effect on our business, results of operations and financial condition. In that event, we do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign Geneveve or processes to avoid infringement.

 Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing Geneveve in one or more countries.

 In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our name or the names used with Geneveve. Names used with Geneveve and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of the company or Geneveve, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

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

As of November 7, 2016, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

 As of November 7, 2016, there were approximately 3,801,075 shares of common stock of the 10,648,407 shares issued and outstanding that could be sold pursuant to Rule 144, 64,405 shares of restricted stock, 425,274 shares subject to outstanding warrants, 1,315,808 shares subject to outstanding options and an additional 610,736 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

 We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

Item 2.        Unregistered Sales of Equity Securities and Use Of Proceeds.

Unregistered Sales of Securities

None.

Use of Proceeds

Not applicable.

Issuer Repurchases of Company Equity Securities.

None.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

Press Release Reporting Third Quarter Financial Results.

Attached as Exhibit 99.1 and incorporated herein by reference is a copy of a press release dated November 10, 2016, reporting the Company’s 2016 third quarter financial results.  The information set forth under this Item 5 is intended to be furnished under this Item 5 and also “Item 7.01, Regulation FD Disclosure” and “Item 2.02, Results of Operations and Financial Condition” of Form 8-K.  Such information, including Exhibit 99.1 attached to this Form 10-Q, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.      Exhibits.

Exhibit Number	Document

3.1(1)	Certificate of Conversion for Delaware

3.1.1(1)	Certificate of Incorporation

3.1.2(2)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(1)	Bylaws

10.1#(3)	Amendment No. 1 to the Viveve Medical, Inc. Independent Director Compensation Policy

10.2#(4)	Viveve Medical, Inc. Amended and Restated 2013 Stock Option and Incentive Plan

10.3*	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease – Gross, dated September 12, 2016 between Viveve, Inc. and Commercial Street Properties, LLC.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Press Release announcing 2016 Third Quarter Financial Results issued on November 10, 2016

101 .INS*	XBRL Instance Document

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

# Indicates a management contract or any compensatory plan, contract or arrangement.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on July 12, 2016.

(4)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 001-11388) filed with the Commission by the Registrant on July 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2016	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer