Form 10-K
period 2016-12-31
VIVEVE MEDICAL, INC.
filed 2017-02-16
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Commercial Street

Sunnyvale, California 94086

(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: (408) 530-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No   ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The NASDAQ Capital Market on such date, was approximately $26,985,811.

Number of shares outstanding of the Registrant’s common stock, as of February 7, 2017: 10,700,606

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIVEVE MEDICAL, INC.

i

Unless otherwise noted, the terms “Viveve”, “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K refer to Viveve Medical, Inc. and its wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;
●	our ability to achieve profitability;
●	our limited operating history;
●	emerging competition and rapidly advancing technology;
●	whether we are successful in having our medical device approved or cleared for sale by the U.S. Food and Drug Administration (“FDA”) for all indications;
●	whether demand develops for our medical device;
●	the impact of competitive or alternative products, technologies and pricing;
●	the adequacy of protection afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our ability to obtain, expand and maintain protection in the future, and to protect our non-patented intellectual property;
●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report

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

Item 1. Business

Viveve designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal introital laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that we refer to as Geneveve™. Women can develop vaginal laxity for a number of reasons, including aging, genetic predisposition, lifestyle, and/or the trauma of natural childbirth. Vaginal laxity can often cause decreased sexual function and satisfaction in women, yet most surveyed physicians who practice obstetrics and gynecology (“OB/GYNs”) and urogynecologists recognize that it is an underreported, yet bothersome, medical condition that impacts relationship happiness as well as sexual function. Currently, few medical treatments are available to effectively treat vaginal laxity. The most widely prescribed treatments include Kegel exercises, although, to our knowledge, there is no validated evidence indicating that Kegel exercises improve vaginal laxity, and surgical procedures, which are not only invasive and expensive but sometimes lead to worse outcomes as a result of scarring. At this time, Geneveve™ is indicated for use in general surgical procedures for electrocoagulation and hemostasis in the United States, but the device has not been cleared or approved for use for the treatment of vaginal laxity, to improve sexual function, or for vaginal rejuvenation in the United States. Accordingly, the Company is prohibited under current U.S. regulations from promoting it to physicians or consumers for these unapproved uses.

Geneveve is a non-invasive solution for vaginal laxity which includes three major components: the Viveve System™ (an RF, or radio frequency, generator housed in a table-top console), a reusable handpiece and a single-use treatment tip, as well as several other consumable accessories. Physicians attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired treatment without further physician intervention. The treatment is performed in a physician’s office, in less than 30 minutes, and does not require the use of anesthesia. The tissue tightening effect resulting from Geneveve has been demonstrated by our pre-clinical and clinical research.

We believe that Geneveve provides a number of benefits for physicians and patients, including:

●	a non-invasive, non-ablative alternative to surgery with no identified safety issues to date;
●	it requires only a single treatment;
●	compelling physician economics; and
●	ease of use.

Currently, Geneveve is cleared for marketing in 51 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	3 (including the United States)
For treatment of vaginal laxity	34
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	13
For vaginal rejuvenation	1

In the U.S., Geneveve is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell through a direct sales force to health care practitioners. Outside the U.S., we market and sell through an extensive network of distribution partners.

Our goal is to become the leading provider of non-invasive solutions to treat vaginal laxity by:

●

Increasing the Number of Installed Base of Viveve Systems. In our existing markets, we plan to (i) expand the number of Viveve Systems from our initial base of early adopters by leveraging our current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permissible by law, and (ii) expand our efforts and obtain regulatory approvals in additional markets, although there are no assurances that we will ever receive such approvals.

●

Driving Increased Treatment Tip Usage. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients. We intend to launch innovative marketing programs with physician customers to develop a profitable Geneveve practice.

●

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

●

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips to allow for even shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of Geneveve.

●

Investing in Intellectual Property and Patent Protection. We will continue to invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights.

As of December 31, 2016, we have sold 217 Viveve Systems and approximately 4,050 single-use treatment tips in countries outside of the U.S.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Geneveve™ product as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity, depending on the relevant country-specific clearance or approval. We are currently located at 150 Commercial Street, Sunnyvale, California and our telephone number is (408) 530-1900. We plan to relocate the corporate headquarters toward the end of the first quarter of 2017 as discussed in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

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

●

Physician Survey: An OB/GYN marketing survey was conducted by OB/GYN Alliance with nearly 525 practicing OB/GYNs from across the U.S. The objectives of the study were to: obtain insights from physicians on physical changes resulting from childbirth and the corresponding sexual health implications for patients; understand the perceptions and opinions of OB/GYN physicians on a procedure that could be offered to address vaginal laxity following childbirth; and gain an understanding of whom the early adopters may be of Geneveve.

●

Consumer Survey: In a consumer marketing survey conducted by Q&A Research, 421 women were screened for vaginal delivery, age (25-55), income, education and other factors. The objectives of the survey were to assess the need for Geneveve and better understand the complexity of emotions and the psychological profile of women who experience, but do not discuss, vaginal changes post childbirth.

Results from these surveys suggested that vaginal laxity is a significant unmet medical need, and that patients and physicians would benefit significantly from a safe and effective non-invasive treatment that would also increase physical sensation and sexual satisfaction following vaginal childbirth. Of the 421 patient respondents, up to 48% felt that vaginal laxity was a concern post-childbirth. Furthermore, it is evident that patients and their OB/GYNs are not discussing vaginal laxity on a regular basis; in fact, we believe such conversations occur quite infrequently due to many factors, including patient embarrassment and fear of being ridiculed, lack of time and lack of solutions for physicians. Of the nearly 525 OB/GYNs surveyed, 84% indicated that vaginal laxity is the number one post-delivery physical change for women, being more prevalent than weight gain, urinary incontinence and stretch marks, and believe that it is under-reported by their patients. Additionally, in a separate international survey of urogynecologists, 83% of the 563 respondents described vaginal laxity as underreported by their patients and the majority considered it a bothersome condition that impacts sexual function and relationships. Despite the lack of communication regarding this issue, we believe there is a strong interest among patients and doctors for a treatment that is clinically proven and safe.

Applying U.S. census data, CDC Vital Statistics data and our projections as a result of these studies, we estimate there are approximately 6 million post-partum women who are potential candidates for this procedure in the U.S. alone, approximately 3 million of whom could be early adopters for Geneveve.

In 2012, we conducted a similar consumer study in Japan and Canada in order to understand cultural differences that may exist towards vaginal laxity and Geneveve. The results corroborated our U.S. survey conclusions. Applying World Health Organization census data as well as data from individual countries, we estimate there are 25-30 million women outside the U.S. that could be early adopters of Geneveve.

Current Treatments and Their Limitations

Currently, few clinically proven medical treatments are available to effectively treat vaginal laxity. The most widely prescribed treatments include Kegel exercises and invasive surgical procedures, known as laser vaginal rejuvenation (“LVR”) or vaginoplasty.

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

The Viveve Solution

We believe that Geneveve provides a compelling, clinically proven, safe, non-invasive treatment for vaginal laxity and improvement of sexual function. Geneveve consists of three major components: the Viveve System™ (an RF, or radio frequency, generator housed in a table-top console), a reusable handpiece and a single-use treatment tip, as well as several other consumable accessories. Geneveve is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, that may include obstetricians and gynecologists, plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists or family practitioners.

Benefits of the Viveve Solution

Our solution provides a number of benefits for physicians and patients:

●

Non-Invasive, Non-Ablative Alternative to Surgery with No Identified Safety Issues. Geneveve has been used to treat over 200 clinical study patients and physicians have used Geneveve on more than 2,000 patients as of the date of this report. The procedure is non-invasive and offers an alternative to surgery at a much lower price with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal or sub-mucosal tissue or require any form of anesthesia.

●

Single Treatment. Geneveve is normally performed in a medical office setting as a single treatment that takes less than 30 minutes to complete. Our studies have shown that the clinical effect from our procedure occurs within one to three months and patients continue to report improvements over a period of six months following treatment. In addition, our studies have shown that Geneveve maintains its effect for at least 12 months, based upon currently available data from our clinical studies.

●

Compelling Physician Economics. We believe that in an era of declining government and insurance reimbursement, many physicians are seeking to add effective and safe, self-pay procedures to their practices. Geneveve can be easily adapted into many physician practices and offers compelling per-procedure economics for the physician, despite requiring a small capital equipment purchase.

●

Ease of Use. Geneveve offers an easy-to-use, straightforward user interface that allows a trained physician or nurse to perform the treatment in less than 30 minutes. Geneveve provides real-time feedback and the patient can be monitored during the treatment. The handpiece and single-use treatment tip are designed with a small profile for accurate placement during treatment, comfort and ease of use.

Our Technology

Geneveve uses a patented method of delivering monopolar RF energy for heating tissue.

●

Monopolar Radiofrequency Energy. Monopolar RF delivery uses two electrodes, with one active electrode being held in the device handpiece by the physician or nurse and the second, a passive return electrode, typically attached to the patient’s upper leg. Monopolar delivery allows for precise administration of energy because the electrical current is concentrated where the active electrode touches the body and disperses quickly as it travels towards the return electrode. The monopolar RF process is distinct from bipolar RF-based technology, which is superficial, relying on current passing through tissue located between two probes placed close together on the surface of the skin. We believe that our monopolar technology delivers energy more effectively and to a greater tissue depth than bipolar technology.

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

Geneveve

Geneveve includes three major components: the Viveve System™ (an RF, or radio frequency, generator housed in a table-top console), a reusable handpiece and a single-use treatment tip, as well as several other consumable accessories. Physicians or nurses attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired treatment without further physician intervention.

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

Geneveve also includes other consumable components. The console houses a canister of coolant that can be used for approximately four to five procedures. Each procedure requires a new return pad, which is typically adhered to the patient’s upper leg to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary single-use bottles of coupling fluid, a viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

Geneveve is conducted on an outpatient basis in a physician’s office. The procedure typically takes less than 30 minutes and does not require any form of anesthesia. To perform the procedure, a physician or nurse attaches the single-use treatment tip to the handpiece. As described above, the return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication. The area from the 1:00 o’clock position to the 11:00 o’clock position just inside the hymenal ring is treated using the Viveve treatment tip by delivering a three-phased pulse: Phase 1 – cooling, Phase 2 – 90 Joules/cm2 of RF energy, and Phase 3 – cooling. Each pulse lasts approximately eight seconds. The Viveve treatment tip is then repositioned in an overlapping fashion clockwise and the three-phased treatment pulse is repeated. The entire circumferential treatment area from the 1:00 o’clock position to the 11:00 o’clock position is treated five times with overlapping pulses. Treatment of the urethral area is avoided. During the treatment procedure patients are expected to feel a sensation of warmth when the RF phase is delivered and a cooling sensation when the cooling phases are delivered. Based on our current clinical results, Geneveve is only required once, with efficacy lasting for at least 12 months.

Our Customers

To date, we have focused our initial commercial efforts in markets where we have received regulatory clearances for Geneveve, or in the case of Japan, where we use a physician import license pathway to sell our product. Within each market, we target thought leaders in the OB/GYN and plastic surgery specialties in order to increase awareness of vaginal laxity and accelerate patient acceptance of Geneveve. As our markets mature, we intend to target a broader number of physician specialties, including urogynecologists, dermatologists, urologists, general surgeons, and family practitioners.

Through our sales employees, and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive, treatment business within their practice. As distribution of our product continues to expand globally, we intend to continue to utilize distribution partners in all countries except the U.S. and Canada where we have a direct sales force. To date, we are heavily reliant on our relationships with distribution partners for the sale of our products outside the U.S.

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat vaginal laxity by:

Increasing the Installed Base of Geneveve. In our existing markets, we plan to expand the number of Geneveve users from our initial base of early adopters by leveraging our current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permitted by law. As a condition that has historically had no viable, non-invasive solutions, we intend to focus much of our marketing effort on physician and patient education. Further, we intend to expand the number of regulatory approvals both internationally and in the U.S., to further increase the areas in which we can market Geneveve.

Driving Increased Treatment Tip Usage. Unlike the capital equipment model of other businesses, we maintain an active, continuous relationship with our physician customer base because of the single-use, disposable nature of the treatment tips. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients. We believe that our customers’ interests are closely aligned with our interests, and we plan to monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. We intend to launch innovative marketing programs with physician customers to develop a profitable Geneveve practice.

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

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips to allow for even shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of Geneveve.

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

Sales and Marketing

International

We currently market and sell Geneveve, including the single-use treatment tips, in 51 countries outside the U.S. through trained sales employees and distributors. As of the date of this report, we had four sales directors (Europe, Middle East, Asia Pacific, and Latin America), and 26 sales distributors covering 69 countries throughout the world.

By using a consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide ongoing consultation to physicians on how to integrate Geneveve into their practices and market procedures to their patients.

We also provide comprehensive training and education to each physician upon delivery of Geneveve. We require this initial training to assist physicians in safely and effectively performing Geneveve treatment.

Our strategy to grow sales internationally is to:

●

increase penetration of Geneveve by targeting physicians and clinics that perform in-office procedures and by implementing direct-to-consumer marketing programs to increase patient awareness of Geneveve;

●	expand into new international markets by gaining regulatory approval, and identifying and training qualified distributors; and

●	expand the scope of physicians who offer Geneveve in addition to OB/GYNs, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

Further, we intend to actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We intend to actively seek opportunities to obtain positive media exposure, and plan to engage in direct-to-consumer marketing of Geneveve, including extensive use of social media.

United States

In December 2008, we received regulatory clearance from the FDA for a previous version of the device, no longer manufactured, for use in general surgical procedures for electrocoagulation and hemostasis. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k) cleared device, which include improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis.

We intend to seek regulatory clearance or approval from the FDA to allow us to begin to market Geneveve for the treatment of vaginal tissue to improve sexual function, to physicians practicing in the U.S. and to build awareness of Geneveve in patients residing in the U.S. In September 2016, we submitted an Investigational Device Exemption (“IDE”) application to FDA to begin a U.S. clinical study and the FDA has responded with additional questions regarding the proposed protocol and other aspects of the clinical study design, which we are working to address. If and when approval is received, we intend to begin our U.S. clinical study to demonstrate the safety and effectiveness of the device to treat vaginal laxity and/or improve sexual function.

Clinical Studies

We have completed several pre-clinical studies, as well as three human clinical studies and we are currently preparing to conduct a fourth human clinical study within the U.S., if and when we receive approval of our IDE application from the FDA. While we believe the three completed studies have shown that Geneveve has a very strong safety profile and is highly effective in the treatment of vaginal laxity and improvement of sexual function, there is risk that the FDA will not agree with this assessment.

Pre-clinical Studies

In 2010, in collaboration with West Virginia University, we conducted an animal study in sheep to assess the safety, and further understand the mechanism of action, of Geneveve. The vaginal introitus of five parous sheep were treated once with Geneveve using a variety of energy levels (75−90 Joules/cm2). Each sheep then underwent serial vaginal biopsies immediately after treatment, at approximately one week, and at one, three and six months (4-5 samples per occurrence). Control biopsies were also obtained from three untreated parous sheep. We examined the vaginal mucosa and underlying connective tissue for thermal changes and subsequent tissue responses over a six month period through light microscopic examination of haematoxylin and eosin (“H&E”) stained slides that were reviewed by pathologists who were blinded as to the treated and untreated sheep.

The results of the study indicated that the optimal level of RF energy delivered was 90 J/cm2 and the biopsies supported the hypothesis that the mechanism of action of our technology involves connective tissue remodeling with fibroblast activation and new collagen production. Given the post-treatment absence of ulcerations, regional necrosis or diffuse fibrosis, throughout the six month follow-up period, we believe that FDA will eventually agree with our assessment regarding the safety profile of Geneveve.

As part of our clinical studies, we have studied and continue to study, the interaction of RF energy and tissue to further understand the mechanism of action of Geneveve. We have used transmission electron microscopy on ovine biopsied tissue samples to corroborate that our product induces subtle collagen modification and the deposition of new collagen that leads to tissue tightening and restoration of tissue elasticity. We have developed histology techniques to investigate the depth of heat in tissue, fibroblast activation and collagen deposition that we believe is responsible for long-term improvement and tightening of tissue. We have also created three-dimensional computer models to study tissue heating with our product. Determining the effectiveness of this type of treatment is inherently a subjective evaluation. When performing our clinical studies, we attempt to utilize the most compelling measures we can in order to provide convincing evidence of efficacy.

Clinical Studies

In 2008 and 2010, we conducted two single-arm (non-placebo controlled) human clinical studies using Geneveve, one in the U.S. and one in Japan, respectively. Both studies were designed to assess the safety and efficacy of Geneveve for the treatment of vaginal laxity and improvement of sexual function and were submitted to regulatory authorities in Europe and Canada for the purpose of seeking regulatory clearance for the use and distribution of Geneveve in such locations. Each study resulted in patients reporting that Geneveve restored vaginal tightness to pre-childbirth level and improved sexual function. The results of our clinical trials are based on information reported by clinical patients in various response questionnaires (referred to as patient reported outcomes), designed to measure vaginal laxity and sexual function, completed by each clinical patient prior to treatment with respect to pre and post childbirth levels and at various times following treatment. All patient reported scores for each questionnaire and at each time point are compared to those scores reported by the same patients at baseline (prior to treatment) in order to assess whether patients have experienced a change due to the treatment. This change in score is then tested for statistical relevance (i.e. whether or not the change measured is due to chance). It is widely accepted by clinical trial industry standards that if the probability is less than 5% (p< .05) that this change is due to chance, than the results are deemed to be “Statistically Significant”. In other words, there is a 95% probability that the change in score measured is due to the treatment. Therefore, when we indicate that our clinical patients experienced a Statistically Significant result, we are referring to the change in responses as reported by such patients on the response questionnaires from the pre-treatment assessment (baseline) as compared to the post-treatment assessments at the various time points specified.

United States

We conducted our first human study of Geneveve beginning in November 2008. The study was a single-arm study (without a control group) conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure at three RF dosing levels. Each woman was treated once with Geneveve, with no anesthesia – three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire (“VSQ”), Female Sexual Function Index (“FSFI”), Female Sexual Distress Scale-Revised (“FSDS-R”) and the Global Response Assessment.

Within one month after treatment with Geneveve, patients reported a Statistically Significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12 month follow-up period. Additionally, patients reported a Statistically Significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

Geneveve also demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12 month follow-up period. Notwithstanding the safety in trials to date of Geneveve, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

Japan

Our second human clinical study of Geneveve began in March 2010. This study was an open-label study conducted in 30 female subjects, ages 21-55 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure. Each woman was treated once with Geneveve, with no anesthesia, using 90 joules/cm2 of RF energy as the therapeutic dose.

Patient reported outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including VSQ, FSFI, FSDS-R and the Global Response Assessment.

Within one month after Geneveve, patients reported a Statistically Significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12 month follow-up period. Additionally, patients reported a Statistically Significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

Geneveve continued to demonstrate a strong safety profile. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12 month follow-up period.

VIVEVE I Clinical Study

In the fourth quarter of 2014, we began the VIVEVE I clinical study (VIveve Treatment of the Vaginal Introitus to EValuate Effectiveness), sometimes referred to in this report as the “OUS Clinical Trial,” a randomized, blinded and sham-controlled trial designed to further demonstrate the efficacy and safety of Geneveve versus a sham-control procedure for the treatment of vaginal laxity. The study was designed to demonstrate that Geneveve was superior to the sham treatment for the primary effectiveness and safety endpoints described below. Nine clinical sites in four countries (Canada, Italy, Spain and Japan) enrolled 174 patients, which included pre-menopausal females 18 years of age or older who experienced at least one full term vaginal delivery at least 12 months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients were followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six month intervals. The study also included a prospective interim data analysis at the 3 month endpoint of 50% of the patients enrolled. Patients randomized to the sham arm were offered the opportunity to receive Geneveve once they had completed the 6-month evaluation following the sham intervention.

The primary endpoint of the study was the proportion of subjects in the active arm as compared to the proportion of subjects in the sham arm reporting no vaginal laxity at six months post-intervention. “No vaginal laxity” is operationally defined as a score > 4 on the VSQ, a patient reported global assessment of vaginal laxity based on a 7 point scale. Additionally, the primary safety endpoint was the proportion of subjects in the active arm experiencing an adverse event (“AE”) by six months post-treatment as compared to the proportion of the subjects in the sham arm experiencing an AE by six months post-intervention. Secondary endpoints included the adjusted change in mean score on the FSFI, FSDS-R and the Vaginal Laxity Inventory (“VALI”). The VALI was created specifically for the assessment of vaginal laxity by external medical experts. Its use as a comprehensive patient reported outcome questionnaire is currently being scientifically validated by us to assess women’s vaginal laxity on a 7 point scale.

In April 2016, we completed the VIVEVE I study and reported the following results:

At 6 months (n=155), the proportion of patients reporting “no vaginal laxity” in the active arm, as measured by the VSQ, was 41.7%, while the proportion of patients reporting “no vaginal laxity” in the sham arm on the VSQ was 19.2% (p=0.005). Moreover, the likelihood of having “no vaginal laxity” following treatment in the active arm was more than three times greater than for the sham arm (p=0.006). Further, nearly 80% of the subjects in the active arm experienced a positive change in VSQ score versus baseline.

At 6 months, for those patients who scored less than a 26.5 total score on the FSFI at baseline (n=103), the adjusted mean change from baseline score between the active arm and the sham arm was 3.2 (p=0.009). Moreover, for each of the six individual domains of the FSFI, subjects in the active group reported a greater increase in score than in the sham group. Change in scores from baseline for both the sexual arousal and orgasm domains were Statistically Significant and nearly 93% of subjects in the active arm experienced an increase in score versus baseline.

At 6 months, FSDS-R and VALI were also assessed as part of the secondary end-point analysis. While subjects in the active arm reported a greater increase in scores than the sham arm, the results for the FSDS-R and VALI were not Statistically Significant.

Safety for the study was assessed on the entire study population (n=174). Subjects reported the same level of unrelated (32.5% active versus 35.1% sham), related (11.1% active versus 12.3% sham) and serious (0.0% active versus 1.8% sham) adverse events in both the active and sham arm, further demonstrating that Geneveve is well tolerated with no safety concerns.

We believe that the consistency of results across these three clinical study populations, is indicative of the cross-cultural similarities in this medical condition and the positive impact that an effective non-invasive treatment can have on the sexual health of women after vaginal childbirth.

Research and Development

We intend to focus on various research and development efforts for Geneveve, including but not limited to:

●	conduct of the VIVEVE II study that is the subject of the pending IDE with FDA, in order to support a marketing application for a vaginal laxity/sexual function indication in the U.S.;

●	expansion of the number of approved indications in the U.S. and internationally, including but not limited to; postmenopausal vaginal atrophy and stress urinary incontinence;

●	implementing a cost improvement program to further increase gross margins and gross profit opportunity;

●	developing a new cooling system to maintain compliance with potential changes in environmental regulations;

●	designing new treatment tips to further optimize ease-of-use and reduce procedure times for patients and physicians; and

●	increasing security to prevent counterfeiting and refurbishment.

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2016 and 2015 were $8,365,000 and $4,988,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of internal manufacturing resources and expertise, as well as approved suppliers and contract manufacturers. Our internal manufacturing activities include the testing and packaging of Viveve treatment tips and handpieces, as well as the final integration, system testing and packaging of Geneveve. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our Sunnyvale facility for final assembly or inspection, testing and certification. Our finished products are stored at and distributed from our Sunnyvale facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

We are required to manufacture our product in compliance with Title 21 of the Code of Federal Regulations Part 820 (“21 CFR 820”) enacted by the FDA (known as the Quality System Regulation or QSR). 21 CFR 820 regulates the methods and documentation relating to the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. We maintain quality assurance and quality management certifications to enable us to market our product in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. These certifications include EN ISO 9001:2000 and CAN/CSA ISO 13485:2003. We are also required to maintain our product registration in a number of other foreign markets such as Canada.

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a routine waste management program. Except for costs that may be incurred in the future in connection with environmental regulations requiring the phase out of R134a, a hydrofluorocarbon, or HFC, upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations. In 2007, the European Union enacted directives aimed at the automotive industry for the removal of HFC's from air conditioning. As a result of these directives, we anticipate that similar directives may be imposed on the medical device industry over the next decade. While we do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs, if and when we are required to do so, and if we do not do so in a timely or cost-effective manner, Geneveve may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

Given our limited commercial history, we only offer a one year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Geneveve. We have an exclusive license to or own 4 issued U.S. patents directed to our technology and Geneveve Additionally, we have 3 pending U.S. patent applications, 49 issued foreign patents, and 20 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

U.S. Patent		Foreign Patents
Issued	Pending	Issued	Pending
4	3	49	20

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

“Viveve,” is a registered trademark in the U.S. and several foreign countries. Geneveve is a registered trademark in the European Community and South Korea; there are pending applications in the U.S. as well as 4 foreign countries. As of the date of this report, we have one registered trademark in the U.S., as well as various foreign registrations protecting the mark in 19 countries outside of the U.S. We may file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

Edward Knowlton Licensed Patents

On February 10, 2006, Viveve, Inc. entered into an Intellectual Property Assignment and License Agreement with Edward W. Knowlton (“Knowlton”), as amended on May 22, 2006 and July 20, 2007 (collectively, the “Knowlton IP Agreement”), pursuant to which Knowlton granted to Viveve, Inc. an exclusive, royalty-free and perpetual worldwide sublicense to certain intellectual property and technology licensed to Knowlton from a third party, including rights to several patents and patent applications owned by Thermage, Inc. outside the field of contraction, remodeling and ablation of the skin through and including (but not beyond) the subcutaneous fat layer below the skin (collectively, the “Knowlton Licensed IP”). The sublicense under the Knowlton Licensed IP is fully-paid, transferable, sublicensable and permits us to make, have made, use, sell, offer for sale and import any product or technology solely for use in the field of transmucosal treatment of the vagina or vulva (the “Field”) and to practice any process, method, or procedure solely in the Field. The Knowlton IP Agreement also assigns to us all technology and related intellectual property rights owned by Knowlton for the development and commercialization of devices, including any improvements, in the Field (the “Knowlton Assigned IP”). We are obligated to file and reasonably prosecute any patent applications that include a description of the Knowlton Assigned IP as prior art and maintain all patents included in the Knowlton Assigned IP, at our expense. In consideration of the sale, assignment, transfer, release and conveyance and other obligations of Knowlton under the Knowlton IP Agreement, Viveve, Inc. issued 200,000 shares of our common stock to Knowlton and agreed to engage the consulting services of Knowlton.

      Also on February 10, 2006, Viveve, Inc. entered into a Consulting Agreement with Knowlton (“Knowlton Consulting Agreement”), pursuant to which Knowlton assigned all rights to any inventions and intellectual property developed during the course of providing consulting services in the Field during the term of the agreement. Unless earlier terminated pursuant to the provisions described therein, the term of the Knowlton Consulting Agreement continued until the earlier to occur of (i) the date that is six months after the closing of an initial public offering of Viveve, Inc.’s stock; or (ii) the acquisition by a third party of all or substantially all of the business or assets of Viveve, Inc., whether by asset or stock acquisition, merger, consolidation or otherwise. The agreement could be renewed only upon the mutual written agreement of the parties prior to its expiration. The Knowlton Consulting Agreement expired by its terms on September 23, 2014, the effective date of the Merger. The assignment of the intellectual property developed during the term of the Knowlton Consulting Agreement survives termination.

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

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock at $0.008. Under the Stellartech Agreement, we paid Stellartech $6,485,000 and $3,446,000 for goods and services during the years ended December 31, 2016 and 2015, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of Geneveve, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

Stellartech also granted (i) an exclusive (even as to Stellartech), nontransferable, worldwide, royalty-free license within the Field under those certain intellectual property rights licensed to Stellartech pursuant to a development and supply agreement between Stellartech and Thermage, dated October 1, 1997 (the “Thermage Technology”), to use any elements of the Thermage Technology incorporated into the Stellartech Products, solely for the use, sale, offer for sale, importation and distribution within the Field; (ii) upon our satisfaction of the Minimum Commitment and the expiration of the Stellartech Agreement, an exclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field under Stellartech’s license rights in the Thermage Technology to use any elements of the Thermage Technology which are incorporated into the Stellartech Products to make and have made Stellartech Products in the Field; and (iii) the exclusive right within the Field to prosecute infringers of the portion of Stellartech’s Thermage Technology rights exclusively licensed to us. Our license rights in Thermage Technology also include the use of software object code for Thermage Technology used in the Stellartech Products. As of the date of this report, the Stellartech Agreement has expired by its terms, however, the parties still continue to operate under the terms of the agreement. In addition, we have not yet met the Minimum Commitment requirement, and therefore we are not permitted to use the Stellartech technology with any other manufacturer. If Stellartech refuses or is unable to meet our delivery requirements for Geneveve, our business could be materially adversely affected.

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

Government Regulation

Geneveve is a medical device subject to extensive and rigorous regulation by international regulatory bodies as well as the FDA. These regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products exported internationally or distributed domestically are safe and effective for their intended uses:

●	product design, development and manufacture;

●	product safety, testing, labeling and storage;

●	record keeping procedures;

●	product marketing, sales and distribution; and

●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

In addition to the regulatory approvals already received in connection with the sale of Geneveve in the foreign jurisdictions described below and the approvals/clearances being sought in the U.S., we are currently seeking regulatory approval or clearance for the sale of our product in many other countries around the world.

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

An entity that seeks to export an unapproved Class III medical device from the U.S. to a “non-Tier I” country is required to obtain export approval from the FDA. The Tier I countries are largely defined as industrialized countries with established regulatory infrastructure, such as, among others, Canada and the European Union. In January of 2011, we sought to obtain FDA approval to export Geneveve to Mexico, Brazil and Korea (all non-Tier I countries). An export approval was obtained on March 7, 2011. Exportation of an unapproved Class III medical device to a Tier I country is permitted without FDA approval provided that certain conditions are met. Accordingly, we have exported Geneveve to Canada and the European Union without FDA approval in accordance with Section 802 of the Federal Food, Drug, and Cosmetic Act (FDC Act).

Once an entity has obtained a marketing authorization for the product in a Tier I country (e.g., a CE mark, etc.), the device can then be shipped from the U.S. to any country in the world without FDA approval. On December 7, 2010, we obtained a CE Mark for Geneveve. As a result, we may now legally export Geneveve to non-Tier I countries, such as China and Hong Kong without FDA approval.

Entities legally exporting products from the U.S. are often asked by foreign customers or foreign governments to supply an export certificate issued by the FDA to accompany a device. An export certificate is a document prepared by the FDA containing information about a product’s regulatory or marketing status in the U.S. Although we have requested the issuance of export certificates to allow exports into many countries around the world, the FDA has not yet issued export certificates to us.

Currently, Geneveve is cleared for marketing in 51 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	3 (including the U.S.)
For treatment of vaginal laxity	34
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	13
For vaginal rejuvenation	1

Outside the U.S., we market and sell through an extensive network of distribution partners. In the U.S., Geneveve is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell through a direct sales force.

United States

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, any medical device we wish to commercially distribute in the U.S. will require either premarket clearance or approval from the FDA. The FDA classifies medical devices into one of three classes. The classification system is risk based, with devices deemed to pose the lowest risk being Class I, and devices posing the most risk being Class III. Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring FDA premarket approval via a Premarket Approval (“PMA”) application. The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our device is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs (known as a predicate device). The FDA strives to make a determination that the device is substantially equivalent (SE) (i.e., clear the device) or not substantially equivalent (NSE) within 90 days of submission of the notification. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the FDA will issue an NSE letter and place the device into Class III.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with a manufacturer’s determination that changes did not require a new 510(k), the FDA could require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained and the manufacturer could be subject to significant regulatory fines or penalties.

In December 2008, a predecessor company to Viveve received 510(k) clearance for a previous version of the Geneveve device. Since then, we have made design modifications to the original 510(k)-cleared device. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k)-cleared device, which included improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis.

De Novo Process

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device (i.e., a legally-marketed device that is not subject to premarket approval with comparable indications for use and technological characteristics), the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the “de novo process.” The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device. . The reclassification petition should include a risk-benefit analysis demonstrating that, when subject to general controls or general and special controls, the probable benefits to health from use of the device outweigh any probable injury or illness from such use. The submitter also must describe why general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness and for proposed Class II devices, provide proposed special controls. If a product is classified as Class II through the direct de novo review process, then that device may serve as a predicate device for subsequent 510(k) premarket notifications, including by competitors.

We intend to seek FDA authorization to market Geneveve for the treatment of vaginal tissue to improve sexual function by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained. In addition, if FDA fails to grant a de novo petition, we will be required to seek FDA premarket approval (via the more stringent PMA process) for Geneveve. Delays in receipt of FDA clearance or failure to receive FDA clearance or approval could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are almost always required to support an FDA de novo reclassification, and are sometimes required for 510(k) clearance. With respect to Geneveve, the FDA has asked us to conduct a clinical study under an IDE, to support a future product submission. In the U.S., clinical trials on medical devices generally require submission of an application for an IDE to the FDA if the device is a “significant risk” device. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients. Clinical trials for significant risk devices may not begin until the IDE application is approved by both the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including, but not limited to, those relating to good clinical practices. We are also required to obtain the patients’ informed consent, in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA, or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

In June 2012, we submitted a pre-IDE application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of Geneveve to support regulatory submission. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We had a second meeting with the FDA on December 17, 2015 and received additional feedback on our clinical protocol design and indication for use. In September 2016 we submitted an IDE application to FDA to begin a U.S. clinical study and the FDA has responded with additional questions regarding the proposed protocol and other aspects of the clinical study design, which we are working to address. If and when approval is received, we intend to begin our U.S. clinical study to demonstrate the safety and effectiveness of the device to treat vaginal laxity and/or improve sexual function.

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●

Quality system regulations (“QSRs”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses to both physician and consumers;

●

Medical Device Reporting (“MDR”), regulations, which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	regulations pertaining to voluntary recalls and notices of corrections or removals; and

●	any other postmarket requirements that FDA might impose as part of the device approval or clearance process.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and state equivalents such as the Food and Drug Branch of the California Department of Health Services (“CDHS”), to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted, including an April 2012 CDHS inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDHS have accepted our responses to these observations, and we believe that we and our third-party manufacturer are in substantial compliance with the QSR.

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

We are also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use, advertising, and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solution to treat vaginal laxity is unique and offers a more effective solution from that which is on the market currently, we also believe that the market for the treatment of vaginal laxity and women’s sexual function remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes more developed with further solutions. Aside from Kegel exercises and invasive surgical procedures, such as LVR, there are many companies developing or that have developed energy-based technologies for vaginal rejuvenation as well as others developing drug therapies and therapeutics for the treatment of various types of female sexual dysfunction. Further, the overall size and attractiveness of the market may compel larger companies focused in the OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these areas. Potential competitors include, but are not limited to Cynosure, Syneron Medical, Fotona, Thermi Aesthetics (acquired by Almirall, S.A.), Cutera, Apricus, and others, some of whom have more established products and customer relationships than we have.

Employees

As of February 8, 2017, we had 42 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Continuance into Delaware

On July 22, 2015, at our 2015 Annual and Special Meeting of Stockholders, our stockholders approved a special resolution authorizing a continuance of the Company (the “Continuance”) into the State of Delaware under the Delaware General Corporation Law (the “DGCL”) and the adoption of charter documents that comply with the DGCL in connection therewith, effective as of a date to be determined by the Board, in its sole discretion, no more than 12 months from the date of the meeting. On May 9, 2016, the Company filed the necessary Application for Authorization to Continue into Another Jurisdiction and Statutory Declaration with the Yukon registrar. On May 10, 2016, the Company filed a Certificate of Conversion and Certificate of Incorporation with the Secretary of State of the State of Delaware to move its domicile from the Yukon Territory to Delaware.

The Continuance did not involve any change in our business, properties, corporate headquarters or management. The officers of the Company immediately prior to the Continuance continued to serve as our officers following the Continuance, and the current members of the Board of Directors continued to serve as the members of the Board following the Continuance. There was no change in our operations, assets, liabilities or obligations as a result of the Continuance. Other than the approval of our stockholders and the filings with the Yukon Registrar of Corporations and the Secretary of State of Delaware, there were no federal or state regulatory requirements that we were required to comply with or approvals that we were required to obtain in connection with the Continuance.

Upon the effectiveness of the Continuance, each outstanding share of our common stock continued to be an outstanding share of our common stock as incorporated in Delaware and each outstanding option, right or warrant to acquire shares of our common stock continued to be an option, right or warrant to acquire an equal number of shares of common stock under the same terms and conditions. Upon effectiveness of the Continuance, we were governed by the Certificate of Incorporation filed with the Secretary of State of Delaware and by bylaws prepared in accordance with the DGCL, which were approved by our stockholders at the 2015 Annual and Special Meeting. Following the Continuance, we were governed by the DGCL instead of the Yukon Business Corporation Act.

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

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform LVR surgery or vaginoplasty and thus may decide not to purchase, or to delay the purchase of, Geneveve. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

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

Performing clinical studies on, and collecting data from, Geneveve is inherently subjective, and we have limited data regarding the efficacy of Geneveve. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

 We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of Geneveve. Clinical studies of vaginal laxity and sexual function are subject to a number of limitations. First, these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based devices, the effect of Geneveve varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and level of vaginal laxity and sexual function of the patient, among other things.

 Current published studies of Geneveve conducted in the U.S. and Japan have investigated the tissue-tightening effect of Viveve’s monopolar RF technology using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a new randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of Geneveve versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function (the “OUS Clinical Trial”). In April 2016, we completed this study. (See discussion under the heading “Clinical Studies”.)

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

We currently have clearance to market Geneveve in the U.S. for general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity or sexual function. If we want to sell Geneveve and single-use treatment tips in the U.S. for the treatment of vaginal laxity or sexual function, we will need to obtain additional FDA clearance or approval, which may not be granted.

 Developing and promoting Geneveve in additional countries for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval to market Geneveve in the U.S. for the treatment of vaginal laxity or sexual function. We intend to seek clearance or approval from the FDA to expand our marketing efforts and have engaged with the FDA to help improve our likelihood of success. However, we cannot predict whether we will receive such clearances or approvals. The FDA will require us to conduct clinical trials to support regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA marketing application. In the event that we do not obtain FDA clearance or approval of Geneveve for the treatment of vaginal laxity or sexual function, we will be unable to promote Geneveve in the U.S. for those indications, and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

 As of December 31, 2016, we have incurred losses since inception of approximately $68.6 million. In 2016, we incurred a loss of $20.1 million and in 2015 a loss of $12.4 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

 All procedures performed using Geneveve are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo Geneveve is thus driven by consumer demand, which may be influenced by a number of factors, such as:

●	whether our marketing efforts directed toward increasing consumer awareness of Geneveve, for which we have limited experience and resources, are successful;

●	the extent to which physicians recommend Geneveve to their patients;
●	the cost, safety and effectiveness of Geneveve versus alternative treatments;
●	general consumer sentiment about the benefits and risks of such procedures; and
●	consumer confidence, which may be impacted by economic and political conditions.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking Geneveve.

The failure of Geneveve to meet patient expectations or the occurrence of unpleasant side effects from Geneveve could impair our financial performance.

 Our future success depends upon patients having a positive experience with Geneveve in order to increase physician demand for our products, as a result of positive feedback and word-of-mouth referrals. Patients may be dissatisfied if their expectations of the procedure, side effects and results, among other things, are not met. Despite what we believe to be the safety of Geneveve, patients may experience undesirable side-effects such as temporary swelling or reddening of the treated tissue. Experiencing any of these side effects could discourage a patient from completing Geneveve or discourage a patient from having future procedures or referring Geneveve to others. In order to generate referral business, we believe that patients must be satisfied with the effectiveness of Geneveve. Results obtained from Geneveve are subjective and may be subtle. Geneveve may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

Sales outside the U.S. accounted for 96% of our revenue during the year ended December 31, 2016 and 100% of our revenue during the years ended December 31, 2015 and 2014. We believe that a significant portion of our business will continue to come from sales outside the U.S. through increased penetration in countries where we currently sell Geneveve, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We outsource the manufacture and repair of Geneveve to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up Geneveve. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech or any future manufacturing partner fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech or a potential new manufacturer, if necessary, upon favorable terms or at all.

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

We rely on a limited number of suppliers and third-party manufacturers, and if they are unable or unwilling to continue to work with us, our business could be materially adversely affected.

 We rely on a limited number of suppliers and third-party manufacturers. Our reliance on them increases our risk since in the event of an interruption from one or more of them, we may not be able to develop alternative resources without incurring additional costs or delays. For example, we entered into a Coupling Fluid License and Product Supply Agreement with Solta Medical (“Solta”) pursuant to which Solta agreed to grant to us a license for the coupling fluid and supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein. We use the cryogen cooling method and coupling fluid with our compatible radio frequency medical device for the purpose of conducting our clinical trials as well as for commercial purposes. Since we currently do not have any alternative sources of cryogen, if Solta refuses to sell to us for commercial reasons, or otherwise, our business could be materially adversely affected.

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

 Any acquisitions or in-licenses that we make could disrupt our business and harm our financial condition.

 We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects, including in-license opportunities. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies, as applicable, on favorable terms or at all. Furthermore, the integration of any acquisition or in-license and management of any collaborative project may divert management’s time and resources from our business and disrupt our operations. We do not have any experience with acquiring companies or products or in-licensing of technologies. If we decide to expand our product offerings, we may spend time and money on projects that do not increase our revenues. Our inability to identify and secure such opportunities may harm our financial condition and our ability to compete and grow our business.

 Risks Related to Regulatory Matters

We or our distributors may be unable to obtain or maintain international regulatory clearances or approvals for our current or future products, or our distributors may be unable to obtain necessary qualifications, which could harm our business.

 Sales of Geneveve internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain all regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device, the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the de novo process. The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device.   Our plan is to seek FDA authorization to market Geneveve for the treatment of vaginal tissue to improve sexual function by utilizing the direct de novo process. However, we cannot predict when or if such de novo classification will be obtained. If FDA fails to reclassify the device pursuant to the de novo process, we will be required to seek FDA premarket approval (via the more stringent PMA process) for Geneveve. Delays in receipt of FDA clearance or approval or failure to receive FDA clearance or approval could adversely affect our business, results of operations and future growth prospects.

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the use of any of our marketed medical device products outside of their approved or cleared indications, and that our website, advertising promotional materials and training methods may not promote or encourage unapproved uses. Therefore, we may not provide information to physicians or patients that promote off-label uses, except in limited circumstances, such as in response to unsolicited requests for off-label information or the distribution of scientific and medical publications under certain circumstances. The FDA does not generally restrict physicians from prescribing products for off-label uses (or using products in an off-label manner) in their practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring action to prevent us from distributing our devices for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve or clear products, the withdrawal of an approved/cleared product from the market, product recalls, fines, disgorgement of profits, operating restrictions, injunctions or criminal prosecutions. Any of these adverse regulatory actions could result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business.

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

In addition to the FDA restrictions on our marketed products, other state and federal healthcare laws have been applied by DOJ and state attorneys general to restrict certain marketing practices in the medical device industry. While physicians may generally prescribe and administer products for off-label uses, if we engage in off-label promotion, we may be subject to civil or criminal penalties including signifigant fines and could be prohibited from participating in government healthcare programs such as Medicaid and Medicare. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

If we modify an FDA-cleared device, we may need to seek and obtain new clearances, which, if not granted, would prevent the sale of our modified product or require us to redesign the product.

 Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing product in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and potential future profitability. We have made modifications to our device in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified device, which could harm our operating results and require us to redesign the product.

Clinical trials necessary to support a 510(k)notification, de novo petition or PMA application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing our current product or any modified or new products and will adversely affect our business, operating results and prospects.

 The FDA has asked us to conduct a clinical study, pursuant to the agency’s investigational device exemption, or IDE, regulations, to support a future product submission for Geneveve. Initiating and completing clinical trials necessary to support a 510(k) notification, de novo petition, or PMA application for Geneveve, as well as other possible future product candidates, will be time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

In addition, we may be required by the FDA or other foreign regulatory bodies to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

 The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious, adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. A recall of our product would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. In the future, we may initiate one or more voluntary correction or removal actions involving our product that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Federal and state regulatory reforms may adversely affect our ability to sell our product profitably.

 From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be.

 For example, in August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) premarket notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, many of which have now been implemented by the agency, and to streamline the review process for innovative, lower risk products (the “de novo” process); improving training for the Center for Devices and Radiological Health staff; increasing reliance on external experts; and addressing and improving internal processes. In August 2016, the FDA released its proposals for reforming long-standing procedures and requirements related to modifications to medical devices already on the market.  In December 2016, Congress passed the 21st Century Cures Act, which makes multiple changes to FDA’s rules for medical devices as well as for clinical trials, and Congress is expected to pass another large piece of legislation related to medical devices during 2017 (the Medical Device User Fee reauthorization package).

The FDA or Congress may implement other reforms in the future. Future reforms could have the effect of making it more difficult and expensive for us to obtain FDA clearance or approval.  Such changes may also be made by legislators or regulators in the foreign jurisdictions in which we do business and could similarly affect our operations and profitability in those markets.

 In addition, a state could change its statutes or regulations at any time, disallowing sales to particular types of end users or placing restrictions on certain chemicals, such as those used in our cryogen. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels, or in any foreign jurisdiction in which we do business.

Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside the U.S. could subject us to penalties and other adverse consequences.

 A significant portion of our revenues is and will be from jurisdictions outside of the U.S. We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets which we acquire. In recent years, the medical device and pharmaceutical industries have been a focus of the U.S. government’s FCPA enforcement priorities, and settlements often include very significant payments potentially consisting of millions of dollars. Other countries have similar laws to which we may be subject, including the United Kingdom Bribery Act.

 In many foreign countries where we operate, particularly in countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. In contrast, we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws. At the present time, we have not conducted formal FCPA compliance training for our foreign distributors and partners, but we are in the process of devising a training schedule for certain of our employees, agents and partners. Nevertheless, there can be no assurance that our employees, partners and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of the FCPA or our policies for which we may be ultimately held responsible. As a result of our anticipated growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our reputation, business, operating results and financial conditions. We may also face collateral consequences, such as debarment and the loss of our export privileges.

Viveve’s relationships with customers and healthcare providers and professionals may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, as well as comparable state and foreign laws, which could expose Viveve to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and physicians play a primary role in the recommendation and prescription of any medical product, including the Geneveve system marketed by the Company.  Viveve’s future arrangements with customers, healthcare providers and other medical professionals could expose Viveve to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Viveve markets, sells and distributes its medical device products.  There are various federal and state healthcare laws and regulations that impose restrictions that may apply to Viveve, and there may also be comparable foreign laws and regulations that similarly could apply to the Company.

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs.  This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers and purchasers, among others.  There are similar laws at the state level in the U.S., and several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.  HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under title XVIII of the Social Security Act [Medicare] or under a State plan under title XIX [Medicaid] or XXI [SCHIP] of the Social Security Act (or a waiver of such a plan) to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers.  Payments made to physicians and research institutions for clinical trials are included within the scope of this federal disclosure law.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.  Some state laws also require pharmaceutical and medical device companies to comply with the relevant industry’s voluntary compliance guidelines, in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.  There may also be comparable foreign laws and regulations that could impact Viveve’s business and operations.

If Viveve’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, the Company may be subject to significant civil, criminal and administrative penalties, damages, or fines.  Moreover, if any of the physicians or other providers or entities with whom Viveve expects to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, or potentially to other sanctions in foreign jurisdictions.

 Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for Geneveve, which may permit third parties to compete against us more effectively.

 We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Geneveve. We have an exclusive license to or own 4 issued U.S. patents primarily covering our technology and Geneveve and methods of use. Additionally, we have 3 pending U.S. patent applications; 49 issued foreign patents; and 20 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of Geneveve components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

We are currently involved in and may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that Geneveve and the methods we employ are covered by their patents. If Geneveve or methods are found to infringe, we could be prevented from marketing Geneveve. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export Geneveve. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. For example, in October, 2016 we filed a patent infringement lawsuit against ThermiGen, LLC, ThermiAesthetics, LLC and Dr. Dred Alinsod alleging unauthorized use of certain of our patented technologies. If we initiate additional litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. These rules and regulations may also make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Concentration of ownership of our common stock may have the effect of delaying or preventing a change in control.

As of February 7, 2017, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

 As of February 7, 2017, there were approximately 3,552,465 shares of common stock of the 10,700,606 shares issued and outstanding that could be sold pursuant to Rule 144, 18,750 shares of restricted stock, 425,274 shares subject to outstanding warrants, 1,909,764 shares subject to outstanding options and an additional538,855 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

 We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease office and laboratory facilities at 150 and 154 Commercial St., Sunnyvale, California 94086. The space consists of approximately 7,777 square feet, leased from the Castine Group. The term of the lease agreement, dated January 25, 2012, as amended in January 2015 and September 2016, commenced in March 2012 and will terminate on March 31, 2018. Rent expense for the years ended December 31, 2016 and 2015 was $236,000 and $210,000, respectively. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,

2017	–	$303,000
2018	–	$ 82,000

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. Physical relocation is planned toward the end of the first quarter of 2017 pending completion of the build-out of all office and warehouse facilities.

The term of the Sublease will commence on the later of (i) 120 days after the date sublandlord delivers possession of the Sublease Premises to the Company or (iii) upon substantial completion of the tenant improvements pursuant to the Sublease (the “Commencement Date”), and will expire 36 months after the Commencement Date, or such earlier date as the Master Lease may be terminated pursuant to the terms thereof.

The monthly base rent under the Sublease will be equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent will be equal to $21.12 and 21.75 per rentable square foot during the second and third years, respectively.

We believe that these facilities are adequate for our current business operations.

Item 3. Legal Proceedings

On March 11, 2016, the Company filed a demand for Arbitration with the American Arbitration Association ("AAA") against a former employee asserting common law and statutory negligence claims against the former employee arising from the former employee's negligent performance of certain work duties. The demand seeks damages for lost profits, along with attorney's fees, interest, and costs.  The former employee filed a counterclaim in the proceeding, alleging discrimination, retaliation, wrongful termination, and various claims for alleged wage and hour violations under the California Labor Code, stemming from the cessation of her employment with the Company.  The former employee seeks damages for lost wages, punitive damages, statutory penalties, injunctive relief, and attorney’s fees, interest and costs.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 7, 2017, our common stock is trading on The NASDAQ Capital Market under the symbol “VIVE”. Prior to June 14, 2016, our common stock traded on the OTCQB of the OTC Markets Group Inc. under the symbol VIVMF, and prior to October 22, 2014, our common stock traded under the symbol “PLCSF” and “PLCSD”.

The following table sets forth, (i) for the periods during which the Company was listed on the OTCQB, the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB, and (ii) for the periods during which the Company has been listed on The NASDAQ Capital Market, the high and low sales price for the periods indicated as reported by The NASDAQ Capital Market. The bid quotations reported by the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The bid quotations reflect a one-for-100 reverse stock split we effected on September 23, 2014.

Period (Listed on The NASDAQ Capital Market)	High	Low
October 1, 2016 through December 31, 2016	$7.99	$4.38
July 1, 2016 through September 30, 2016	$10.00	$4.10
June 14, 2016 through June 30, 2016	$5.14	$4.02

Period (Listed on the OTCQB)	High	Low
April 1, 2016 through June 13, 2016	$9.00	$1.01
January 1, 2016 through March 31, 2016	$6.80	$4.80

October 1, 2015 through December 31, 2015	$0.97	$0.67
July 1, 2015 through September 30, 2015	$1.05	$0.80
April 1, 2015 through June 30, 2015	$1.15	$0.30
January 1, 2015 through March 31, 2015	$0.65	$0.32

The last reported closing price of our common stock on The NASDAQ Capital Market on February 7, 2017 was $4.91 per share.

Holders

As of February 7, 2017 there were 598 holders of record of our common stock.

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

The following table sets forth information about the 2005 Plan, the 2006 Plan and the 2013 Plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2005 Plan)	1,892	$116.29	0
Equity compensation plans approved by security holders (2013 Plan)	1,869,494	$5.99	10,236
Equity compensation plans not approved by security holders (2006 Plan)	38,378	$10.49	0
Total	1,909,764		10,236

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by Viveve Medical and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of our common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 5.88 years. Additionally, prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of Viveve Medical common stock (rounded down to the nearest whole share). The number of shares of Viveve Medical common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan increasing the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by 737,500 shares from 1,262,500 shares to a total of 2,000,000 shares and to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the Stock Issuable by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increase equal to 4% of the total number of fully diluted common shares or 523,209 shares, which is effective January 1, 2017.

Issuances of Unregistered Securities

Not applicable.

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

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that we refer to as Geneveve™, which includes a radio frequency (RF) generator, which we refer to as the Viveve System, single-use treatment tips and other ancillary disposables. Currently, Geneveve is cleared for marketing in 51 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	3 (including the U.S.)
For treatment of vaginal laxity	34
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	13
For vaginal rejuvenation	1

In the U.S., Geneveve is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of December 31, 2016, we have sold 217 Viveve Systems and approximately 4,050 single-use treatment tips in countries primarily outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and bank term loans to fund our operations. We are currently located in Sunnyvale, California. We plan to relocate the corporate headquarters toward the end of the first quarter of 2017 as discussed below in “Recent Events.”

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

On June 20, 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Western Alliance Bank (“WAB”), pursuant to which WAB agreed to loan us up to an aggregate of $10.0 million payable in two tranches of $7.5 million and $2.5 million. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10.0 million was provided to us on June 20, 2016. The proceeds received were used to repay outstanding existing indebtedness under a Loan and Security Agreement, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank), and the remaining balance will be used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan bears interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%.

On January 13, 2017, we entered into a waiver and amendment (the “First Amendment”) to the 2016 Loan Agreement with WAB. Pursuant to the First Amendment, WAB agreed to waive the default resulting from the failure to comply with the performance to plan revenue covenants described in the 2016 Loan Agreement for the measuring periods ended October 31, 2016 and November 30, 2016. In addition, the First Amendment added a financial covenant that until the Company maintains a ratio of minimum unrestricted cash in accounts with WAB to indebtedness of at least 1.25 to 1.00, the Company must at all times maintain unrestricted cash in accounts with WAB in an amount equal to or greater than $2,000,000, which financial covenant shall no longer apply at such time that the Company achieves a ratio of minimum unrestricted cash in accounts with WAB to indebtedness of at least 1.25 to 1.00.

 On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which is effective as of January 26, 2017. Physical relocation is planned toward the end of the first quarter of 2017 pending completion of the build-out of all office and warehouse facilities.

The term of the Sublease will commence on the later of (i) 120 days after the date sublandlord delivers possession of the Sublease Premises to the Company or (iii) upon substantial completion of the tenant improvements pursuant to the Sublease (the “Commencement Date”), and will expire 36 months after the Commencement Date, or such earlier date as the Master Lease may be terminated pursuant to the terms thereof.

The monthly base rent under the Sublease will be equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent will be equal to $21.12 and 21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company is entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for the next six months, however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Annual Report on Form 10-K, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding, or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Revenue	$7,141	$1,447	$5,694	394%

 We recorded revenue of $7,141,000 for the year ended December 31, 2016, compared to revenue of $1,447,000 for the year ended December 31, 2015, an increase of $5,694,000. The increase in revenue was primarily due to sales of 175 Viveve Systems and disposable treatment tips and other ancillary consumables to our new distributors. Sales in 2015 included only 34 Viveve Systems and were limited primarily because of insufficient commercial inventory available for sale and the majority of inventory during the first half of 2015 was used to support our OUS Clinical Trial.

Gross Profit

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Gross profit	$2,529	$462	$2,067	447%

 Gross profit was $2,529,000, or 35% of revenue, for the year ended December 31, 2016, compared to gross profit of $462,000, or 32% of revenue, for the year ended December 31, 2015. The increase in gross profit was primarily due to sales of 175 Viveve Systems to our new distributors in 2016. Sales in 2015 included only 34 Viveve Systems and were limited to smaller quantities of disposable treatment tips and other ancillary consumables primarily because of insufficient commercial inventory available for sale and the majority of inventory during the first half of 2015 was used to support our OUS Clinical Trial.

Research and development expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Research and development	$8,365	$4,988	$3,377	68%

Research and development expenses totaled $8,365,000 for the year ended December 31, 2016, compared to research and development expenses of $4,988,000 for the year ended December 31, 2015, an increase of $3,377,000, or approximately 68%. Spending on research and development increased in 2016 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during 2016 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Selling, general and administrative	$12,868	$7,464	$5,404	72%

Selling, general and administrative expenses totaled $12,868,000 for the year ended December 31, 2016, compared to $7,464,000 for the year ended December 31, 2015, an increase of $5,404,000, or approximately 72%. The increase in selling, general and administrative expenses in 2016 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2016 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional options granted to existing employees for performance bonuses.

Interest expense

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Interest expense, net	$1,370	$415	$955	230%

During the year ended December 31, 2016, we had interest expense of $1,370,000, compared to $415,000 for the year ended December 31, 2015. The increase of $955,000, or approximately 230%, resulted primarily from the additional interest expense in connection with the payoff in June 2016 of the term loan under the 2014 Loan Agreement, and interest expense for the term loan in 2016, which was computed on a higher loan balance compared to the loan balance in 2015.

Other income (expense), net

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)

Other expense, net	$37	$21	$16	76%

During the year ended December 31, 2016 we had other expense, net, of $37,000 as compared to other expense, net, of $21,000 for the year ended December 31, 2015.

Liquidity and Capital Resources

Year Ended December 31, 2016

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	December 31,
	2016	2015

Net cash used in operating activities	$(18,087)	$(12,195)
Net cash used in investing activities	(256)	(109)
Net cash provided by financing activities	19,069	18,769
Net increase in cash and cash equivalents	$726	$6,465

 Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with Geneveve.

Operating activities used $18,087,000 for the year ended December 31, 2016 compared to $12,195,000 used for the year ended December 31, 2015. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with Geneveve. Net cash used during the year ended December 31, 2016 consisted of a net loss of $20,111,000 adjusted for non-cash expenses including depreciation and amortization of $111,000, stock-based compensation of $981,000, fair value of warrants issued to distributor and consultants of $162,000, a restricted stock award granted to a consultant of $39,000, non-cash interest expense of $456,000 and cash inflows from changes in operating assets and liabilities of $275,000. Net cash used during the year ended December 31, 2015 consisted of a net loss of $12,426,000 adjusted for non-cash expenses including depreciation and amortization of $77,000, stock-based compensation of $220,000, fair value of warrants issued to employees for performance bonuses of $286,000, fair value of warrants issued to service providers of $251,000 (primarily related to nonemployee contractors), non-cash interest expense of $197,000, and cash outflows from changes in operating assets and liabilities of $800,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2016 and 2015 was $256,000 and $109,000, respectively. Net cash used in investing activities during 2016 and 2015 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2016 was $19,069,000 which was the was primarily the result of the net proceeds of $13,886,000 from our June 2016 Offering, the proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the new term loan under the 2016 Loan Agreement (partially offset by debt issuance costs of $90,000), and proceeds from the exercise of warrants and stock options of $106,000, partially offset by the repayment of the existing term loan under the 2014 Loan Agreement of $4,833,000.

Net cash provided by financing activities during year ended December 31, 2015 was $18,769,000, which was primarily the result of the net proceeds of $11,040,000 from the May 2015 Offering, the net proceeds of $5,393,000 from our November 2015 Offering, the proceeds of $2,500,000 from the drawdown of funds from the second and third tranches of the term loan under the 2014 Loan Agreement.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease, a bank term loan and a purchase commitment for inventory. As of December 31, 2016, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$385	$303	$82	$-	$-
Debt obligations (including interest)	11,694	2,719	8,975		-
Total	$12,079	$3,022	$9,057	$-	$-

In June 2006, we entered into a Development and Manufacturing Agreement with Stellartech Research Corporation (the "Agreement"). The Agreement was amended on October 4, 2007. Under the Agreement, we agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2016, we have purchased 345 units. The price per unit is variable and dependent on the volume and timing of units ordered.

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018.

As described above, on February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.

As described above, on June 20, 2016, we entered into the 2016 Loan Agreement with WAB pursuant to which we received a term loan in the amount of $10.0 million. The proceeds from the term loan were used to repay the existing outstanding indebtedness with another financial institution and to provide general working capital to fund our operations. As of December 31, 2016 and the date of this filing, the outstanding term loan principal balance was $10.0 million.

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

 Inventory

Inventory is stated at the lower of cost or market, cost being determined on an actual cost basis on a first-in, first-out method and market being determined as the lower of replacement cost or net realizable value. Inventory as of December 31, 2016 is mainly finished goods but also includes a small quantity of raw materials. All inventory as of December 31, 2015 is finished goods. We regularly assess the valuation of inventory and write down inventory which is obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales by product, expected product life cycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down.

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

The Company does not provide its customers with a right of return.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2016 and 2015, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

Recent Accounting Pronouncements

 In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter. We adopted this standard for the year ended December 31, 2016. This guidance requires us to evaluate whether there is substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the consolidated financial statements and to provide related footnote disclosures

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. We plan to adopt this guidance as of January 1, 2017 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We plan to adopt this guidance as of January 1, 2017 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research, development and commercialization of new technologies and products is, by its nature, unpredictable. Although we will undertake development efforts, including efforts, with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop or commercialize our technology to the extent needed to create future sales to sustain our operations.

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

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Patricia Scheller	56	Chairperson of the Board of Directors and Chief Executive Officer
Lori Bush	60	Director
Daniel Janney	51	Director
Debora Jorn	58	Director
Arlene Morris	65	Director
Jon Plexico	48	Director
Scott Durbin	48	Chief Financial Officer
James Atkinson	59	President and Chief Business Officer

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Patricia Scheller. Ms. Scheller was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with her service beginning following the merger with PLC Systems Acquisition Corporation that was completed on September 23, 2014) and has been a director of our wholly-owned subsidiary, Viveve, Inc., since June 2012. Ms. Scheller also serves as our Chief Executive Officer and, since May 2012, as Chief Executive Officer of Viveve, Inc. Prior to joining Viveve, Inc., she served as the Chief Executive Officer of Prescient Medical, Inc. (“PMI”), a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks, from September 2004 through April 2012 and as a director of PMI from July 2004 to September 2011. Prior to joining PMI, from August 2003 to September 2004, she was the Chief Executive Officer of SomaLogic, a biotechnology company focused on the development of diagnostic products using aptamer technology. From December 2000 to April 2003, Ms. Scheller also managed several business units at Ortho-Clinical Diagnostics, a Johnson & Johnson company, and from October 1997 to November 2000 served in key executive positions at Dade Behring, a clinical diagnostics firm. While at Dade Behring Holdings, Inc., she directed the commercialization of the hsCRP diagnostic test, a screening test for systemic inflammation, which has been shown to increase the risk of heart attacks. The hsCRP test was the first diagnostic test added to the cardiac test panel by the Centers for Disease Control and Prevention and the American Heart Association in over 30 years. As Director of Cardiology Systems at Cordis Corporation (a Johnson & Johnson company) from February 1994 to February 1996, Ms. Scheller managed the launch of the first Palmaz-Schatz® balloon-expandable coronary stent, the first major product entry into what became a $6 billion market. Ms. Scheller received a B.S.E. degree in Biomedical Engineering from Duke University and completed executive business education programs at Harvard University, Massachusetts Institute of Technology, Columbia University and Northwestern University. Because of her extensive experience in the healthcare industry, we concluded that Ms. Scheller should serve as a director.

Lori Bush. Ms. Bush joined our Board on May 11, 2016. Since January 2016, Ms. Bush has been a consultant, speaker, advisor and activist for micro-entrepreneurship and women’s leadership. From October 2007 to January 2016, Ms. Bush served as the President and General Manager, then President and CEO of Rodan + Fields, LLC (Rodan + Fields). Prior to joining Rodan + Fields, Ms. Bush served as Chief Operating Officer of Helix BioMedix, Inc., a biopharmaceutical discovery and development company from October 2006 to October 2007, and was the Managing Director of the Gremlin Group, a health and consumer product consulting company from March 2006 to October 2007. From May 2001 to May 2006, Ms. Bush served as President of Nu Skin, a division of Nu Skin Enterprises, a NYSE-listed direct selling company that markets premium quality personal care and nutrition products through a global network of sales representatives. Ms. Bush served as Vice President of Marketing of Nu Skin from February 2000 to May 2001. Prior to joining Nu Skin, she worked at Johnson & Johnson Consumer Products Companies as the worldwide executive director over skin care ventures from May 1998 to February 2000. She also served as Vice President of Professional Marketing at Neutrogena Corporation. Ms. Bush earned a Masters of Business Administration from Temple University and a Bachelor of Science degree from Ohio State University. Until its merger with Wonder Holdings Acquisition Corp., Ms. Bush was a director of Matrixx Initiatives Inc., formerly a publicly traded company. We determined that Ms. Bush should serve as a director because of her extensive executive and marketing experience in the over-the-counter healthcare industry.

Daniel Janney. Mr. Janney was elected as a director of Viveve Medical, Inc. on September 18, 2014 (with his service beginning following the merger with PLC Systems Acquisition Corporation that was completed on September 23, 2014). Since November 2012, Mr. Janney has served as a director of Esperion Therapeutics, Inc. (NASDAQ: ESPR). Mr. Janney is a managing director at Alta Partners, a life sciences venture capital firm, which he joined in 1996. Prior to joining Alta, from 1993 to 1996, he was a Vice President in Montgomery Securities’ healthcare and biotechnology investment banking group, focusing on life sciences companies. Mr. Janney is a director of a number of companies including Alba Therapeutics Corporation, Lithera, Inc., Prolacta Bioscience, Inc., Sutro Biopharma and ViroBay, Inc. He holds a Bachelor of Arts in History from Georgetown University and an M.B.A. from the Anderson School at the University of California, Los Angeles. Because of Mr. Janney's experience working with and serving on the board of directors of various life sciences companies and his experience working in the venture capital industry, we concluded that he should serve as a director.

Debora Jorn. Ms. Jorn joined our Board on May 11, 2016. Ms. Jorn is currently serving as the Executive Vice President Corporate and Commercial Development at pSivida Corp. Ms. Jorn joined pSivida in November 2016. From August 2013 through March 2016, Ms. Jorn was Executive Vice President and Group Company Chair of Valeant Pharmaceuticals International, Inc. Ms. Jorn served as Chief Global Marketing Officer of Bausch & Lomb Pharmaceuticals from June 2010 to August 2013. She served as Group Vice President Women’s Healthcare and Fertility at Schering Plough from June 2008 to January 2010. She was the World Wide Vice President Internal Medicine and Early Commercial Input at Johnson & Johnson and the Vice President, Urology at Pharmacia Corporation. From 1989 to 2010, Ms. Jorn served as Acting Head of the ACE Inhibitor Franchise – Merck and Company. She served as Worldwide Vice President of Internal Medicine, Executive Director (Respiratory Franchise), Director of Marketing (Merck Frosst Canada), and various other roles for Merck. Since May 2016 Ms. Jorn has served on the board of directors of Orexigen Therapeutics, Inc., a biopharmaceutical company located in La Jolla, California. Ms. Jorn received her M.B.A from NYU Stern Graduate School of Business Administration and her B.A. from Rutgers University. Ms. Jorn’s extensive executive and marketing experience in the healthcare industry led us to believe that she should serve as a director.

Arlene Morris. Ms. Morris joined our Board of Directors on May 11, 2016. Ms. Morris has served as the CEO of Willow Advisors, LLC since May 2015. From May 2011 to April 2015, Ms. Morris was the President and CEO and a member of the Board of Directors of Syndax Pharmaceutical, a Boston based epigenetic company. Prior to her employment with Syndax, from June 2003 to February 2011 she was the President, CEO and a member of the board of directors of Affymax, Inc. During her eight years at Affymax, Ms. Morris led the company through the development of OMONTYS peginesatide, a strategic collaboration with Takeda, an initial public offering, and several follow on offerings. Prior to Affymax, Ms. Morris was the President and CEO of Clearview Projects, an advisory firm which counsels biopharmaceutical and biotechnology companies on strategic transactions. Before that, she was the Senior Vice President of Business Development at both Coulter Pharmaceuticals, Inc. and Scios. Ms. Morris began her career at Johnson & Johnson as a sales representative, rising to Vice President of Business Development. Ms. Morris serves on the board of directors of Neovacs SA, Palatin Technologies, Dimension Therapeutics and the Medical University of South Carolina Foundation for Research and Development. We believe Ms. Morris’ qualifications to serve on our Board include her many years serving as a senior executive with companies in the biopharma industry and her extensive experience serving on boards of directors.

Jon Plexico. Mr. Plexico was appointed as a director of Viveve Medical, Inc. on March 14, 2016. Mr. Plexico is currently one of two Managing Members of Stonepine Capital Management, LLC (“Stonepine Management”). Stonepine Management is the General Partner of Stonepine Capital, L.P. (“Stonepine”), a holder of approximately 25% of the outstanding common stock of the Company. Mr. Plexico was appointed to the Board of Directors as a representative of Stonepine, at Stonepine’s election, under the terms of that certain letter agreement dated May 12, 2015 (the “Letter Agreement”) by and between the Company and Stonepine, pursuant to which, among other things, for so long as Stonepine owns at least 15% of the Company’s outstanding equity securities, Stonepine shall have the option, but not the obligation, to designate a Stonepine representative to serve on the Board. The Company and Stonepine entered into the Letter Agreement in connection with a private offering of our securities undertaken in May 2015.

Mr. Plexico has approximately 25 years of life science industry operational and advisory experience, including ten years as Managing Member and Founder of Stonepine Management. Previously, Mr. Plexico was Managing Director at Merriman Curhan Ford & Co., now known as Merriman Capital, where he managed healthcare corporate finance focusing on private investments in public equity, secondary offerings, and mergers and acquisitions. Prior to that, Mr. Plexico was co-founding partner of Venture Ready Partners, a life science advisor providing capital raising services to private biotechnology companies. Mr. Plexico served as director of business development at Chemdex Corporation, an electronic life-science commerce company that grew to 500 employees and completed an initial public offering during his tenure. He began his career at Quidel Corporation, where he became National Sales Manager for the Autoimmune Division. He has served on the boards of directors of Zila, Inc. and Immunetech, Inc. Mr. Plexico is a graduate of Colgate University. Mr. Plexico’s extensive experience in advising life sciences companies and in raising funds for them led us to believe that he should serve as a director.

Scott Durbin. Mr. Durbin joined Viveve, Inc. as its Chief Financial Officer in February 2013 and was appointed as the Chief Financial Officer and Secretary of Viveve Medical, Inc. on September 23, 2014. From June 2012 to January 2013, he served as an advisor and Acting Chief Financial Officer for Viveve, Inc. Prior to joining Viveve, Inc., from June 2010 to October 2011, he was Chief Financial Officer of Aastrom Biosciences (“Aastrom”), a publicly traded, cardiovascular cell therapy company. Before Aastrom, he spent six years as Chief Operating and Financial Officer for Prescient Medical (“Prescient”) from May 2004 to June 2010, a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks. Prior to Prescient, from January 2003 to April 2004, he spent several years as a financial consultant for two publicly traded biotech companies, Scios Inc., a Johnson & Johnson company, and Alteon Inc. Mr. Durbin began his career in corporate finance as an investment banker in the Healthcare and M&A groups at Lehman Brothers Inc. from August 1999 to January 2003, where he focused on mergers and acquisitions and financings for the life science industry. At Lehman, he successfully executed over $5 billion in transactions for medical device and biotechnology companies. He began his career as a Director of Neurophysiology for Biotronic, Inc. Mr. Durbin received a B.S. from the University of Michigan and an M.P.H. in Health Management with Honors from the Yale University School of Medicine and School of Management.

James Atkinson. Mr. Atkinson was appointed to serve as the Chief Business Officer and President of the Company and Viveve, Inc. effective as of February 4, 2015. Mr. Atkinson has over 30 years of experience in medical device sales, marketing and business development with both Fortune 50 and start-up medical device companies. Mr. Atkinson was a founding principal at Ulthera, Inc. where he served as Senior Vice President of Sales and Marketing from October 2006 through April 2014. While at Ulthera, he assisted in growing the company from 3 to 165 employees and established a global distribution network that included 42 distributors, covering 52 countries. Mr. Atkinson’s prior experience includes various executive positions, including (i) Vice President of Sales and Marketing for the Cardiac Surgery Division at St. Jude Medical, Inc. from October 2004 to October 2006 where his responsibilities included launching the Biocor® stented tissue valve, recognized as the fastest growing heart valve brand in the industry, (ii) Vice President of Sales for Medtronic Vascular, a $200 million division of Medtronic, Inc., a company whose stock is traded on the New York Stock Exchange (Ticker: MDT), from January 2003 to September 2004 and (iii) co-founder and Vice President of Sales and Business Development for Medical Simulation Corporation. Mr. Atkinson’s career began as a sales representative at Ethicon Endosurgery, a Johnson & Johnson company, where he progressed through positions with increasing responsibility to Regional Manager.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all such forms which they file.

We believe that, during the year ended December 31, 2016, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except that one Form 4 filed on behalf of Patricia Scheller, one Form 4 filed on behalf of James Atkinson, one Form 4 filed on behalf of Jim Robbins, one Form 4 filed on behalf of Debora Jorn, one Form 4 filed on behalf of Lori Bush and one Form 4 filed on behalf of Arlene Morris were inadvertently filed late due to administrative error. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

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

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company has an audit committee to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements. The members of our audit committee are Daniel Janney, Arlene Morris and Jon Plexico.  The board of directors has determined that Daniel Janney is an “audit committee financial expert” as defined by applicable SEC rules.

 Item 11. Executive Compensation

2016 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Patricia Scheller,	2016	380,000	190,000	335,337	—	25,393	(3)	930,730
Chief Executive Officer	2015	346,000	154,696	785,552	—	45,247		1,331,495

Scott Durbin,	2016	323,440	130,000	111,779	—	27,368	(3)	592,587
Chief Financial Officer	2015	311,000	97,695	314,059	—	24,222		746,976

James Atkinson,	2016	329,600	132,000	172,699	—	—		634,299
Chief Business Officer and President	2015	290,667	144,904	417,442		120,444		973,457

(1) The amounts reported represent bonuses awarded with respect to the years indicated based upon the achievement of corporate performance goals related to (a) strengthening financial position; (b) expanding market opportunities and ensure competitiveness; (c) providing clinically proven solutions; and (d) ensuring reliable quality supply of products for the years indicated. The amounts reported for 2015 were paid in January 2016 and the amounts reported for 2016 are payable upon the closing of the Company’s next equity financing, which is expected to occur in 2017. Bonuses for the year ended December 31, 2015 were paid in a combination of cash and restricted stock (and for Mr. Atkinson a combination of restricted stock and a common tock warrant) and the amounts reported represent above the amount of cash paid and the grant date fair value of the restricted stock as follows: (i) Ms. Scheller received $108,990 in cash and restricted stock with a grant date fair value of $45,706, (ii) Mr. Durbin received $97,695 in cash and no restricted stock and (iii) Mr. Atkinson received $0 in cash, a restricted stock with a grant date fair value of $114,904 and a common stock warrant with a grant date fair value of $30,250. The warrant issued to Mr. Atkinson has a contractual life of ten years and is exercisable immediately in whole or in part, on or before 10 years from the issuance date. See Note 9 of the notes to our financial statements in this annual report on Form 10-K for a discussion of our assumptions in determining the grant date fair values of equity awards.

(2) The amounts reported represent the aggregate grant date fair value of option awards granted to our named executive officers computed in accordance with FASB ASC Topic 718. See Note 9 of the notes to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers.

(3) The amounts reported represent cash-out of accrued PTO hours in accordance with the Company’s PTO Policy.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2016. These awards were granted under the 2006 Plan and the 2013 Plan.

	Option Awards
		Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date
Name	Vesting Start Date	Exercisable	Unexercisable
Patricia Scheller	12/23/2016	—	150,000	5.22	12/22/2026
	12/16/2015	60,500	181,501	6.00	12/16/2025
	9/26/2014	66,045	51,369	4.80	9/26/2024
	10/24/2012 (2)	27,711	—	9.92	10/24/2022

Scott Durbin	12/23/2016	—	50,000	5.22	12/22/2026
	12/16/2015	24,187	72,563	6.00	12/16/2025
	9/26/2014	26,888	20,914	4.80	9/26/2024
	2/2/2013 (2)	10,322	—	9.92	2/2/2023

James Atkinson	12/23/2016 (3)	2,250	—	5.22	12/22/2026
	12/23/2016	—	75,000	5.22	12/22/2026
	12/16/2015	22,000	66,000	6.00	12/16/2025
	2/4/2015 (4)	30,651	36,224	3.76	2/4/2025

(1) Except as otherwise set forth below, the shares of our common stock underlying each of the outstanding stock options vest and become exercisable in equal monthly installments over 48 months following the grant date.

(2) This stock option was fully vested upon the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. Prior to merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the merger such that all options would be immediately vested and exercisable by the holders.

(3) This stock option was fully vested on the date of grant.

(4) The shares of common stock underlying this stock option vest and become exercisable as follows: ¼ of the shares vested on the one-year anniversary of the grant date and the remaining shares vest in equal monthly installments over the following 36 months.

Employment Agreements, Severance and Change-in Control Arrangements

Patricia Scheller

 On May 14, 2012, Viveve, Inc. entered into an employment agreement with Patricia Scheller, the terms of which we have assumed. Pursuant to the agreement, Ms. Scheller serves as our Chief Executive Officer on an at-will basis and as a director. Ms. Scheller currently receives a base salary of $402,000, which is subject to periodic review and adjustment. Ms. Scheller is also eligible for an annual performance bonus targeted at 50% of her base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

Pursuant to the terms of the employment agreement, if Ms. Scheller’s employment is terminated by us without cause (as defined in her employment agreement), Ms. Scheller terminates her employment with us for good reason (as defined in her employment agreement) or Ms. Scheller’s employment is terminated due to her death or disability, Ms. Scheller will be entitled to receive: (i) base salary continuation for 12 months following termination and (ii) continued payment of the employer portion of her monthly health insurance premium until the earlier of 12 months following the date of termination, the expiration of her continuation coverage under COBRA or the date she becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. Receipt of the severance payments and benefits described above is conditioned upon Ms. Scheller returning all Company property, resigning as a member of our board of directors and the boards of directors of any of our subsidiaries and entering into an effective release of claims against the Company and our affiliates.

Scott Durbin

On January 23, 2013, Viveve, Inc. entered into an employment agreement with Scott Durbin, the terms of which we have assumed. Pursuant to the agreement, Mr. Durbin serves as our Chief Financial Officer on an at-will basis. Mr. Durbin currently receives a base salary of $336,000, which is subject to periodic review and adjustment. Mr. Durbin is also eligible for an annual performance bonus targeted at 40% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

Pursuant to the terms of the employment agreement, if Mr. Durbin’s employment is terminated by us without cause (as defined in his employment agreement), Mr. Durbin terminates his employment with us for good reason (as defined in his employment agreement) or Mr. Durbin’s employment is terminated due to his death or disability, Mr. Durbin will be entitled to receive: (i) base salary continuation for 10 months following termination and (ii) continued payment of the employer portion of his monthly health insurance premium until the earlier of 10 months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. Receipt of the severance payments and benefits described above is conditioned upon Mr. Durbin returning all Company property, resigning as a member of the board of directors and the boards of directors of any of our subsidiaries and entering into an effective release of claims against the Company and our affiliates.

James Atkinson

On January 30, 2015, Viveve, Inc. entered into an employment agreement with James Atkinson, the terms of which we have assumed. Pursuant to the agreement, Mr. Atkinson serves as our Chief Business Officer and President on an at-will basis. Mr. Atkinson currently receives a base salary of $343,000, which is subject to periodic review and adjustment. Mr. Atkinson is also eligible for an annual performance bonus targeted at 40% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

Pursuant to the terms of the employment agreement, if Mr. Atkinson’s employment is terminated by us without cause (as defined in his employment agreement), Mr. Atkinson terminates his employment with us for good reason (as defined in his employment agreement) or Mr. Atkinson’s employment is terminated due to his death or disability, Mr. Atkinson will be entitled to receive: (i) base salary continuation for six months following termination and (ii) continued payment of the employer portion of his monthly health insurance premium until the earlier of six months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. Receipt of the severance payments and benefits described above is conditioned upon Mr. Atkinson returning all Company property, resigning as a member of the board of directors and the boards of directors of any of our subsidiaries and entering into an effective release of claims against the Company and our affiliates.

Employee Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees, including the 401(k) plan. The Company has not made any contributions to the 401(k) plan to date.

Director Compensation

Director Compensation Policy

On December 23, 2016, the board of directors adopted an independent director compensation policy, effective immediately, that is designed to compensate non-employee directors of the Company for their time, commitment and contributions to the Company’s board of directors. Under this policy, all non-employee directors will be paid cash compensation as set forth below, pro-rated to reflect the number of days served during any calendar quarter:

Annual Retainer($)
Board of Directors:
Chairperson	25,000
All Independent Directors	35,000
Audit Committee:
Chairperson	20,000
Non-Chairperson members	10,000
Compensation Committee:
Chairperson	10,000
Non-Chairperson members	5,000
Governance and Nominating Committee:
Chairperson	7,500
Non-Chairperson members	3,750

In addition, under the policy, each new non-employee director who is initially appointed or elected to the board of directors after effectiveness of the policy will be granted an equity-based award with a value at the time of issuance equal to two times the Subsequent Award (defined below) in effect at the time of election, which will vest in three equal annual installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the board of directors (the “Initial Award”). In addition, on the date of each annual meeting of the Company’s stockholders, each continuing non-employee director will be eligible to receive an annual option grant to purchase 17,500 shares of common stock, which will vest in full on the first anniversary of the grant date, subject to the director’s continued service on the board of directors (each a “Subsequent Award”). A non-employee director elected for the first time to the board of directors at an annual meeting of the Company’s stockholders shall only receive an Initial Award in connection with such election, and shall not receive a Subsequent Award until the annual meeting for the next fiscal year. In the event a non-employee director’s service on the board of directors terminates, the vesting and exercise of such director’s unvested stock options shall be subject to the terms of the applicable award agreement.

The Company has also agreed to reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending board of directors and committee meetings.

2016 Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors for the year ended December 31, 2016. Patricia Scheller, our Chief Executive Officer, serves on our board of directors but did not receive compensation for her service as a director and the compensation paid to Ms. Scheller as an employee during the year ended December 31, 2016 is set forth in the “2016 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(5)(6)	Option Awards ($)(5)(6)	Total ($)
Lori Bush	10,000	20,582	39,669	111,160

Mark Colella (1)	—	—	—	—

Daniel Janney	15,625	20,582	39,669	78,875

Deborah Jorn	9,688	12,866	88,294	110,848

Arlene Morris	13,750	16,728	88,294	118,772

Jon Plexico	11,250	12,866	88,294	112,410

Carl Simpson (2)	—	—	—	—

Brigette Smith (3)	—	10,091	—	10,091

(1) On May 11, 2016, Mr. Collela notified the board of directors of his resignation from the board of directors and all committees of the board of directors, effective immediately.

(2) On May 11, 2016, Mr. Simpson notified the board of directors of his resignation from the board of directors and all committees of the board of directors, effective immediately.

(3) On September 13, 2016, Ms. Smith notified the board of directors of his resignation from the board of directors and all committees of the board of directors, effective as of September 30, 2016.

(4) The amounts reported represent the cash retainers for the fourth quarter of 2016, which were paid in January 2017.

(5) The amounts reported represent the aggregate grant date fair value of restricted stock awards and stock options granted to our non-employee directors in 2016, computed in accordance with FASB ASC Topic 718. See Note 9 of the notes to our consolidated financial statements in this annual report on Form 10-K for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the directors.

(6) As of December 31, 2016, our non-employee directors serving on that date held outstanding stock options to purchase the following number of shares of common stock: Ms. Bush – 35,000; Mr. Janney – 35,000; Ms. Jorn – 35,000; Ms. Morris – 35,000; and Mr. Plexico – 35,000. Ms. Smith and Messrs. Colella and Simpson did not hold any outstanding stock options or other equity awards as of December 31, 2016. None of our non-employee directors held unvested restricted stock or other unvested equity awards as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 7, 2017 regarding the beneficial ownership of our common stock by the following persons:

●	each person who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o Viveve Medical, Inc., 150 Commercial Street, Sunnyvale, California 94086. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of February 7, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. As of February 7, 2017, we had 10,700,606 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Named Executive Officers and Directors

Patricia Scheller	244,487 (2)	2.2%
Scott Durbin	106,146 (3)	1.0%
James Atkinson	651,316 (4)	6.0%
Arlene Morris	6,679 (5)	*
Lori Bush	4,618 (6)	*
Debora Jorn	6,106 (7)	*
Daniel Janney	894,610 (8)(12)	8.4%
Jon Plexico	2,605,817 (9)(10)	24.3%
All named executive officers and directors as a group (8 persons)	4,519,779	42%

Owners of More than 5% of Our Common Stock

Stonepine Capital, L.P. (9) 919 NW Bond Street, Suite 208 Bend, Oregon 97701	2,599,711	24.3%
5AM Ventures II, L.P. (11) 2200 Sand Hill Road, Suite 110 Menlo Park, California 94025	913,780	8.5%
Alta BioEquities, L.P. (8) One Embarcadero Center, Suite 3700 San Francisco, California 94111	907,204	8.5%
Laurence W. Lytton (13) 467 CPW N.Y., NY 10025	600,000	5.6%
RTW Master Fund, Ltd. (14) c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue, George Town Grand Cayman KY1-9001, Cayman Islands	794,226	7.4%
Wexford Spectrum Investors LLC (15)	627,123	5.9%

 *      Represents beneficial ownership of less than 1% of the shares of common stock.

(1)

Based on 10,700,606 shares issued and outstanding as of February 7, 2017. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Unless otherwise noted, the shares of common stock listed above are owned as of February 7, 2017, and are owned of record by each individual named as the beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

(2)	Included in this amount are (i) 32,664 shares of common stock, and (ii) warrants and options to purchase 211,283 shares of common stock that are exercisable within 60 days of February 7, 2017.
(3)	Included in this amount are (i) 6,568 shares of common stock and (ii) warrants and options to purchase 99,578 shares of common stock that are exercisable within 60 days of February 7, 2017.
(4)

Included in this amount are (i) 433,737 shares of common stock owned of record by Charles Schwab & Co. Inc. for the benefit of James Gregory Atkinson IRA Contributory Account #3027-4954, of which James Atkinson is the sole beneficiary, (ii) 98,099 shares of common stock owned of record by the Atkinson Family Revocable Trust Dated 08/26/2013, of which Mr. Atkinson is co-trustee, (iii) 3,825 shares of common stock owned of record by Mr. Atkinson as custodian for the account of a minor child, (iv) 11,525 shares of common stock owned of record by Mr. Atkinson, and (v) warrants and options to purchase 104,130 shares of common stock that are exercisable within 60 days of February 7, 2017.

(5)	Included in this amount are (i) 2,482 shares of common stock, and (ii) options to purchase 4,197 shares of common stock that are exercisable within 60 days of February 7, 2017.
(6)	Included in this amount are (i) 2,709 shares of common stock, and (ii) options to purchase 1,909 shares of common stock that are exercisable within 60 days of February 7, 2017.
(7)	Included in this amount are (i) 1,909 shares of common stock, and (ii) options to purchase 4,197 shares of common stock that are exercisable within 60 days of February 7, 2017.
(8)

Based on information disclosed in a Schedule 13D/A filed on June 21, 2016 on behalf of Alta BioEquities, L.P. Includes 881,954 shares of common stock owned of record by Alta BioEquities, L.P. and a 10-year warrant to purchase 25,250 shares of common stock. Alta BioEquities Management, LLC is the general partner of Alta BioEquities, L.P. Daniel Janney, one of our directors, is the Managing Director of Alta BioEquities Management, LLC and has voting and investment power over the shares beneficially owned by Alta BioEquities, L.P.

(9)

Based on information disclosed in a Schedule 13D/A filed on November 21, 2016 on behalf of Stonepine Capital, L.P. Includes 2,599,711 shares of common stock owned of record by Stonepine Capital, L.P., Stonepine Capital Management, LLC is the general partner of Stonepine Capital, L.P. Jon M. Plexico and Timothy P. Lynch are the Managing Members of Stonepine Capital Management, LLC and have shared voting and investment power over the shares beneficially owned by Stonepine Capital, L.P.

(10)	Included in this amount are options to purchase 4,197 shares of common stock that are exercisable within 60 days of February 7, 2017.
(11)

Based on information disclosed in a Schedule 13D/A filed on June 1, 2015 on behalf of 5AM Co-Investors II, L.P. Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, the managing members of 5AM Partners II, LLC, have shared voting and investment power over the shares beneficially owned by 5AM Ventures II, L.P. As the managing members of 5AM Partners II, LLC, these individuals also have voting and investment power over 913,780 shares of common stock owned of record by 5AM Co-Investors II, L.P. 5AM Partners II, LLC is the general partner of both 5AM Ventures II, L.P. and 5AM Co-Investors II, L.P.

(12)	Included in this amount are (i) 885,009 shares of common stock, and (ii) options to purchase 9,601 shares of common stock that are exercisable within 60 days of February 7, 2017.
(13)	Based upon information disclosed in a Schedule 13G filed on June 24, 2016 on behalf of Laurence W. Lytton.
(14)

Based upon information disclosed in a Schedule 13G/A filed on February 9, 2016 on behalf of RTW Investments, LLC. RTW Investments, LLC is the investment manager of RTW Master Fund, Ltd. Roderick Wong is the Managing Member of RTW Investments, LLC and has sole voting and investment power over the shares beneficially owned by RTW Master Fund, Ltd.

(15)	Based upon information disclosed in Schedule 13 G/A filed on February 7, 2017 on behalf of Wexford Spectrum Investors LLC. Wexford Capital LP is a manager of Wexford Spectrum Investors LLC. Wexford GP LLC is the General Partner of Wexford Capital LP. Each of Charles E. Davidson and Joseph M. Jacobs is a controlling person of Wexford GP LLC. Each of Wexford Capital LP, Wexford GP LLC, and Mr. Davidson and Mr. Jacobs have shared voting and investment power over the shares beneficially owned by Wexford Spectrum Investors LLC.

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

For the period from January 1, 2015, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 – Executive Compensation.

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

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that each of Jon Plexico, Arlene Morris, Lori Bush, Debora Jorn and Daniel Janney are independent within the meaning of such rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2016 and 2015 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2016	2015
Audit fees	$304,000	$190,000
Audit-related fees	0	0
Tax fees	12,000	13,000
All other fees	0	0
Total fees	$316,000	$203,000

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, review of our condensed consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

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

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2016 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware(3)
3.2	Certificate of Incorporation(3)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.(4)
3.4	Bylaws(3)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin(5)+
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins(5)+
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller(5)+
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson(5)+
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson(5)+
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins(5)+
4.7	Warrant to Purchase Common Stock issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited(3)
4.8	Warrant to Purchase Common Stock issued on May 11, 2016 to Theresa Stern(6)
4.9	Warrant to Purchase Common Stock issued on May 11, 2016 to Chris Rowan(6)
4.10	Warrant to Purchase Common Stock issued on June 20, 2016 to Western Alliance Bank(7)
10.1	Form of Securities Purchase Agreement dated May 9, 2014 (8)
10.2	Securities Purchase Agreement, dated May 9, 2014, by and among the Registrant and GBS Venture Partners as trustee for GBS BioVentures III Trust (8)
10.3	Escrow Deposit Agreement, dated May 9, 2014 by and among the Registrant, Palladium Capital Advisors LLC, Middlebury Securities and Signature Bank, as escrow agent (8)
10.4	Registration Rights Agreement, dated May 9, 2014 (8)
10.5	First Amendment to Registration Rights Agreement, dated February 19, 2015 (9)
10.6	Right to Shares Letter Agreement dated May 9, 2014 between the Registrant and GCP IV LLC (8)
10.7	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (10)
10.8	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2013 (10)
10.9	PLC Systems Inc. 2013 Stock Option and Incentive Plan, as amended (11) +
10.10	Offer of Employment dated May 14, 2012 from Viveve, Inc. to Patricia K. Scheller (12)+
10.11	Offer of Employment dated January 23, 2013 from Viveve, Inc. to Scott C. Durbin (12)+
10.12	Loan and Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (13)
10.13	First Amendment to Loan and Security Agreement dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (9)
10.14	Intellectual Property Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (13)

10.15	Unconditional Guaranty issued by the Registrant in favor of Square 1 Bank (13)
10.16	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (11)
10.17	Development and Manufacturing Agreement dated June 12, 2006 between TivaMed, Inc. and Stellartech Research Corporation (11)
10.18	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (11)
10.19	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and GCP IV LLC (11)
10.20	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and G-Ten Partners LLC (11)
10.21	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Ventures II, LP (14)
10.22	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Co-Investors II, LP (14)
10.23	Convertible Note Exchange Agreement, dated May 9, 2014 by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (14)
10.24	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Ventures II, LP (14)
10.25	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and 5AM Co-Investors II, LP (14)
10.26	Warrant Termination Agreement, dated as of May 9, 2014, by and between the Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (14)
10.27	Offer Letter to James G. Atkinson, dated February 4, 2015 (15)+
10.28	First Amendment to Lease dated January 15, 2015 between The Castine Group and Viveve, Inc. (16)
10.29	Second Amendment to Loan and Security Agreement dated May 14, 2015 between Viveve, Inc. and Square 1 Bank (16)
10.30	Form of Securities Purchase Agreement dated May 12, 2015 (16)
10.31	Form of Registration Rights Agreement dated May 12, 2015 (16)
10.32	Letter Agreement with Stonepine Capital dated May 12, 2015 (16)
10.33	Form of Securities Purchase Agreement dated November 20, 2015 (17)
10.34	Form of Registration Rights Agreement dated November 20, 2015 (17)
10.35	Third Amendment to Loan and Security Agreement dated November 30, 2015 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (18)
10.36	Fourth Amendment to Loan and Security Agreement dated March 18, 2016 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (5)
10.37	Viveve Medical, Inc. Independent Director Compensation Policy(19)
10.38	Viveve Medical, Inc. Amended and Restated 2013 Stock Option and Incentive Plan(20)
10.39	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated September 12, 2016 between Viveve, Inc. and Commercial Street Properties, LLC. (21)
10.40	Loan and Security Agreement dated as of June 20, 2016 by and among Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank(7)
10.41	Intellectual Property Security Agreement dated as of June 20, 2016 between Viveve Medical, Inc. and Western Alliance Bank(7)
10.42	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between Viveve Medical, Inc. and Ingredion Incorporated (22)
14.1	Code of Conduct, adopted September 23, 2014 (23)
21	List of the Registrant’s Subsidiaries*
23.1	Consent of BPM LLP*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Management contract or compensation plan, contract or arrangement.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.
(5)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.
(11)	Incorporated by reference to the Registrant’s on Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2014.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(14)	Incorporated by reference to the Amendment No. 1 Registrant’s Form S-1 filed with the Securities and Exchange Commission on January 26, 2015.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2015.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015.
(17)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2015.
(18)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2015.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2016.
(20)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2016.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2016.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

February 16, 2017	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Viveve Medical, Inc., hereby severally constitute and appoint Patricia Scheller and Scott Durbin, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-infact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patricia Scheller	Chief Executive Officer and Director
Patricia Scheller	(Principal Executive Officer)	February 16, 2017

/s/Scott Durbin	Chief Financial Officer
Scott Durbin	(Principal Financial and Accounting Officer)	February 16, 2017

/s/Debora Jorn
Debora Jorn	Director	February 16, 2017

/s/Lori Bush
Lori Bush	Director	February 16, 2017

/s/Arlene Morris
Arlene Morris	Director	February 16, 2017

/s/Daniel Janney
Daniel Janney	Director	February 16, 2017

/s/Jon Plexico
Jon Plexico	Director	February 16, 2017

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Viveve Medical, Inc.

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viveve Medical, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BPM LLP

San Jose, California

February 16, 2017

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,086	$7,360
Accounts receivable	2,091	593
Inventory	2,687	1,549
Prepaid expenses and other current assets	1,066	1,228
Total current assets	13,930	10,730
Property and equipment, net	483	239
Other assets	136	138
Total assets	$14,549	$11,107
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,086	$1,432
Accrued liabilities	2,186	1,293
Note payable, current portion	1,867	4,446
Total current liabilities	7,139	7,171
Note payable, noncurrent portion	7,762	-
Other noncurrent liabilities	53	-
Total liabilities	14,954	7,171
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value;
10,000,000 shares authorized as of December 31, 2016; no shares issued	-	-
Preferred stock, no par value;
unlimited shares authorized as of December 31, 2015; no shares issued	-	-
Common stock, $0.0001 par value;
75,000,000 shares authorized as of December 31, 2016;
10,661,201 shares issued and outstanding as of December 31, 2016	1	-
Additional paid-in capital	68,216	-
Common stock and paid-in capital, no par value;
unlimited shares authorized as of December 31, 2015;
7,490,288 shares issued and outstanding as of December 31, 2015	-	52,447
Accumulated deficit	(68,622)	(48,511)
Total stockholders’ equity (deficit)	(405)	3,936
Total liabilities and stockholders’ equity (deficit)	$14,549	$11,107

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2016	2015
Revenue	$7,141	$1,447
Cost of revenue	4,612	985
Gross profit	2,529	462

Operating expenses:
Research and development	8,365	4,988
Selling, general and administrative	12,868	7,464
Total operating expenses	21,233	12,452
Loss from operations	(18,704)	(11,990)
Interest expense, net	(1,370)	(415)
Other expense, net	(37)	(21)
Comprehensive and net loss	$(20,111)	$(12,426)

Net loss per share:
Basic and diluted	$(2.18)	$(2.47)

Weighted average shares used in computing net loss per common share
Basic and diluted	9,222,348	5,023,080

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2016

(in thousands, except share data)

	Common Stock,		Additional	Common Stock and			Total
	$0.0001 par value		Paid-In	Paid-in Capital: no par value		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balances as of January 1, 2015	-	$-	$-	2,293,057	$35,244	$(36,085)	$(841)
	-	-	-	-	-	-	-
May 2015 Offering, net of issuance costs	-	-	-	4,054,062	11,040	-	11,040
November 2015 Offering, net of issuance costs	-	-	-	1,071,679	5,393	-	5,393
Issuance of warrants to employees for performance bonuses	-	-	-	-	286	-	286
Issuance of warrants to vendors and service providers	-	-	-	-	251	-	251
Issuance of warrant in connection with note payable	-	-	-	-	10	-	10
Stock-based compensation expense	-	-	-	-	220	-	220
Issuance of shares pursuant to rights to shares	-	-	-	70,755	-	-	-
Exercise of warrant	-	-	-	735	3	-	3
Comprehensive and net loss	-	-	-	-	-	(12,426)	(12,426)
	-	-	-	-	-	-	-
Balances as of December 31, 2015	-	-	-	7,490,288	52,447	(48,511)	3,936
Reverse stock split - rounding adjustment	-	-	-	2,361	-	-	-
Stock-based compensation expense	-	-	707	-	188	-	895
Issuance of restricted stock awards to employees for performance bonuses	-	-	-	-	246	-	246
Issuance of restricted stock awards to directors and consultants	18,792	-	125	-	-	-	125
Issuance of warrants	-	-	20	-	142	-	162
Exercise of warrants	35,490	-	65	6,250	27	-	92
Exercise of stock options	-	-	-	3,020	14	-	14
Reclassification upon change in corporate domicile	7,501,919	1	53,063	(7,501,919)	(53,064)	-	-
June 2016 Offering, net of issuance costs	3,105,000	-	13,886	-	-	-	13,886
Issuance of warrant in connection with note payable	-	-	350	-	-	-	350
Comprehensive and net loss	-	-	-	-	-	(20,111)	(20,111)
Balances as of December 31, 2016	10,661,201	$1	$68,216	-	$-	$(68,622)	$(405)

Note: All share and per share data has been adjusted to reflect the 1-for-8 reverse stock split which became effective April 15, 2016, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Year Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(20,111)	$(12,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	77
Stock-based compensation	981	220
Restricted stock award granted to consultant	39	-
Fair value of warrants issued	162	251
Fair value of warrants issued to employees for bonuses	-	286
Non-cash interest expense	456	197
Changes in assets and liabilities:
Accounts receivable	(1,498)	(587)
Inventory	(1,237)	(1,438)
Prepaid expenses and other current assets	162	(879)
Other noncurrent assets	2	18
Accounts payable	1,654	1,016
Accrued liabilities	1,192	1,070
Net cash used in operating activities	(18,087)	(12,195)

Cash flows from investing activities:
Purchase of property and equipment	(256)	(109)
Net cash used in investing activities	(256)	(109)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	13,886	16,433
Proceeds from note payable	9,910	2,500
Repayments of note payable	(4,833)	(167)
Proceeds from exercise of warrants	92	3
Proceeds from exercise of stock options	14	-
Net cash provided by financing activities	19,069	18,769
Net increase in cash and cash equivalents	726	6,465

Cash and cash equivalents - beginning of period	7,360	895
Cash and cash equivalents - end of period	$8,086	$7,360

Supplemental disclosure:
Cash paid for interest	$803	$196
Cash paid for income taxes	$1	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrant in connection with note payable	$350	$10
Restricted stock awards granted to employees for 2015 accrued bonuses	$246	$-
Net transfer of equipment from inventory to property and equipment	$99	$20

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry by marketing Geneveve™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity.

Public Offering

On June 17, 2016, in connection with the closing of a public offering (the “June 2016 Offering”), the Company issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,886,000.

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

Private Placements

On November 24, 2015, in connection with the closing of a private placement (the “November 2015 Offering”), Viveve Medical issued an aggregate of 1,071,679 shares of common stock at $5.60 per share for gross proceeds of approximately $6,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $5,393,000.

On May 14, 2015, in connection with the closing of a private placement (the “May 2015 Offering”), Viveve Medical issued an aggregate of 4,054,062 shares of common stock at $2.96 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $11,040,000.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of $8,086,000 and working capital of $6,791,000. The Company has incurred operating losses since inception and has an accumulated deficit of $68,622,000 as of December 31, 2016. Management expects operating losses to continue through the foreseeable future. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company has not generated significant revenues and has funded its operating losses through the sales of its securities, loans from related parties and bank term loans. We expect that our cash will be sufficient to fund our activities for the next six months, however, we will continue to require additional funds to fully implement our plan of operation.

Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Accounting Standards Update (“ASU”) 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance on January 1, 2016. Accordingly, the Company has revised the classification in the consolidated balance sheet to report debt issuance costs as a contra debt liability as of December 31, 2015. This resulted in a decrease of $387,000 to the December 31, 2015 amounts reported as prepaid expenses and other current assets, total assets, note payable, total liabilities, and total liabilities and stockholders’ equity.

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

During the year ended December 31, 2016, three customers accounted for 78% of the Company’s revenue. During the year ended December 31, 2015, four customers accounted for 87% of the Company’s revenue. As of December 31, 2016, three customers accounted for 81% of total accounts receivable. As of December 31, 2015, three customers accounted for 86% of total accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six motnhs may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

 Inventory

Inventory is stated at the lower of cost or market. lnventory as of December 31, 2016 consisted of $181,000 of raw materials and $2,506,000 of finished goods. All inventory as of December 31, 2015 was finished goods. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2016 and 2015.

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

The Company does not provide its customers with a right of return.

Customer Advance Payments

From time to time, customers will pay for a portion of the products ordered in advance.  Upon receipt of such payments, the Company records the customer advance payment as a component of accrued liabilities.  The Company will remove the customer advance payment from accrued liabilities when revenue is recognized.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2016 and 2015.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2016 and 2015. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	December 31,
	2016	2015

Stock options to purchase common stock	1,909,764	1,022,195
Warrants to purchase common stock	425,274	383,321
Restricted common stock awards	58,155	-

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter. The Company adopted this standard for the year ended December 31, 2016. This guidance requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the consolidated financial statements and to provide related footnote disclosures.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. We plan to adopt this guidance as of January 1, 2017 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We plan to adopt this guidance as of January 1, 2017 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2016 and 2015.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2016 and 2015 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2016 and 2015 (in thousands):

	Life	December 31,
	(in years)	2016	2015

Medical equipment	5	$657	$454
Computer equipment	3	83	56
Furniture and fixtures	7	57	24
		797	534
Less: Accumulated depreciation and amortization		(314)	(295)
Property and equipment, net		$483	$239

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $111,000 and $77,000, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015

Accrued bonuses	$1,102	$613
Accrued professional fees	483	388
Accrued payroll and other related expenses	389	113
Accrued interest	65	22
Other accruals	147	157
Total accrued liabilities	$2,186	$1,293

6.	Note Payable

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

In connection with the 2014 Loan Agreement, we entered into an Intellectual Property Security Agreement, dated September 30, 2014, pursuant to which a first priority security interest was created in all of our intellectual property, and we issued a 10-year warrant to the Lender for the purchase of 58,962 shares of the Company’s common stock at an exercise price $4.24 per share, and pursuant to the first amendment to the 2014 Loan Agreement in February 2015, such number of shares to automatically increase in the event the Company fails to meet certain covenants. In connection with the second amendment to the 2014 Loan Agreement in May 2015, we issued a second 10-year warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. These two warrants were exercised in July and August 2016 (See Note 8).

On June 20, 2016, we entered into a Loan and Security Agreement (the “2016 Loan Agreement”) with Western Alliance Bank (“WAB”), pursuant to which WAB agreed to loan us up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided to us on June 20, 2016. The proceeds received were used to repay the outstanding existing indebtedness under the 2014 Loan Agreement and the remaining balance will be used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan bears interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%. The interest rate for the note payable with WAB was 7.59% as of December 31, 2016.

In connection with the 2016 Loan Agreement, we issued a 10-year warrant to WAB to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share (See Note 8).

All borrowings under the 2016 Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

The Company is also required to meet certain financial and other covenants in connection with the 2016 Loan Agreement. These covenants include actual performance to plan revenue of not less than 80% which is not required to be complied with if the Company maintains a ratio of unrestricted cash with WAB to indebtedness of at least 1.25 to 1.00. As of December 31, 2016, the Company was not in compliance with the covenants. The Company did not meet the performance to plan revenue covenant for the measuring periods ended October 31, 2016 and November 30, 2016 and the ratio of unrestricted cash with WAB to indebtedness ratio of 1.25 to 1.00. On January 13, 2017, the Company received a waiver from WAB which amended the covenant requirements from the original 2016 Loan Agreement. As a result, the Company regained compliance with all covenants (See Note 13).

As of December 31, 2016, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2017	$2,719
2018	4,463
2019	4,512
Total payments	11,694
Less: Amount representing interest	(1,694)
Present value of obligations	10,000
Less: Unamortized debt discount	(371)
9,629
Less: Note payable, noncurrent portion	7,762
Note payable, current portion	$1,867

7.	Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018. Rent expense for the years ended December 31, 2016 and 2015 was $236,000 and $210,000, respectively.

As of December 31, 2016, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2017	$303
2018	82
Total minimum lease payments	$385

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

Loss Contingencies

The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact the consolidated financial statements. Management does not believe that the outcome of any outstanding legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

8.	Common Stock

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

On November 24, 2015, in connection with the closing of the November 2015 Offering, we issued an aggregate of 1,071,679 shares of common stock at $5.60 per share for gross proceeds of approximately $6,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $5,393,000.

On May 14, 2015, in connection with the closing of the May 2015 Offering, we issued an aggregate of 4,054,062 shares of common stock at $2.96 per share for gross proceeds of approximately $12,000,000 in accordance with the terms and conditions of those certain Securities Purchase Agreements by and between the Company and certain accredited investors. The net proceeds to the Company after the deduction of placement agent commissions and other expenses were approximately $11,040,000.

Warrants for Common Stock

As of December 31, 2016, outstanding warrants to purchase shares of common stock were as follows:

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
				425,274

In connection with the September 2014 Offering, the Company issued warrants to purchase a total of 117,535 shares of common stock at an exercise price of $4.24 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date. In 2016, warrants to purchase a total of 25,268 shares were exercised (including a warrant that was exercised on a cashless basis) and 23,560 net shares of common stock were issued. In 2015, a warrant was exercised and 735 shares of common stock were issued.

In connection with the 2014 Loan Agreement entered into on September 30, 2014, the Company issued a warrant to the Lender to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The warrant had a contractual life of ten years and was exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $622,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77%, risk free interest rate of 2.5% and a contractual life of ten years. The warrant had a contractual life of 10 years. The fair value of the warrant was recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense. During the years ended December 31, 2016 and 2015, the Company recorded $387,000 and $187,000, respectively, of interest expense relating to the debt issuance costs. This warrant was exercised on a cashless basis in August 2016 and 17,295 net shares of common stock were issued.

In October and November of 2014, the Company issued common stock warrants to various vendors and nonemployee contractors to purchase a total of 47,751 shares of common stock at an exercise price of $4.24 per share. The warrants have a contractual life of five years and are exercisable in whole or in part, either immediately upon grant or in some cases upon achieving certain milestones or vesting terms. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.3%, risk free interest rate of 1.55% to 1.65% and a contractual life of five years. The fair values of the warrants were recorded as professional consulting fees or clinical costs, which are included in selling, general and administrative and research and development expenses in the consolidated statements of operations for the year ended December 31, 2015, depending on the nature of the services provided. A total of 1,094 and 5,157 shares issuable pursuant to the warrants were cancelled in 2016 and 2015, respectively, as the milestones related to these shares were not achieved.

In February 2015, the Company issued common stock warrants to employees for performance bonuses to purchase a total of 75,697 shares of common stock at an exercise price of $4.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 77.6%, risk free interest rate of 2.14% and a contractual life of ten years. The fair values of the warrants were recorded in selling, general and administrative and research and development expenses in the consolidated statements of operations, depending on the department classification of the employee.

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

In conjunction with the second amendment to the 2014 Loan Agreement in May 2015, the Company issued a warrant to the Lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. During the year ended December 31, 2015, the Company recorded $10,000 of interest expense relating to the debt issuance costs for this warrant. The debt issuance costs for this warrant were fully amortized as of September 30, 2015. This warrant was exercised on a cashless basis in July 2016 and 885 net shares of common stock were issued.

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

In April 2016, the Company issued a common stock warrant to a distributor to purchase a total of 25,000 shares of common stock at an exercise price of $6.08 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 72.1%, risk free interest rate of 1.78% and a contractual life of ten years. The fair value of the warrant was recorded as sales costs, which are included in selling, general and administrative expenses in the consolidated statements of operations.

In May 2016, the Company issued common stock warrants to nonemployee contractors to purchase a total of 5,000 shares of common stock at an exercise price of $7.74 per share. The warrants have a contractual life of five years and are exercisable immediately in whole or in part, on or before five years from the issuance date. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 61.6%, risk free interest rate of 1.20% and a contractual life of five years. The fair value of the warrants was recorded as clinical consulting costs, which are included in research and development expenses in the consolidated statements of operations.

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The warrant has a contractual life of ten years and is exercisable immediately in whole or in part, on or before ten years from the issuance date. The Company determined the fair value of the warrant on the date of issuance to be $350,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 63.0%, risk free interest rate of 1.67% and a contractual life of ten years. The fair value of the warrant, along with other legal fees totaling $90,000, were recorded as debt issuance costs, presented in the consolidated balance sheet as a deduction from the carrying amount of the note payable, and are being amortized to interest expense over the loan term. During the year ended December 31, 2016, the Company recorded $69,000 of interest expense relating to the debt issuance costs. As of December 31, 2016, the unamortized debt issuance cost was $371,000.

The total stock-based compensation expense related to warrants issued was $162,000 and $537,000 for the years ended December 31, 2016 and 2015, respectively.

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

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of December 31, 2016, 1,892 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 1,892 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $116.29 per share and the weighted average remaining contractual term is 0.73 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). The number of shares of the Company’s common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497 (or 0.0010062 on a post- reverse stock split basis). The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (or 0.0010062 on a post- reverse stock split basis) (rounded up to the nearest cent). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 5.88 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan increasing the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by 737,500 shares from 1,262,500 shares to a total of 2,000,000 shares and to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the Stock Issuable by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increase equal to 4% of the total number of fully diluted common shares or 523,209 shares, which is effective January 1, 2017.

As of December 31, 2016, there are outstanding stock option awards issued from the 2013 Plan covering a total of 1,869,494 shares of the Company’s common stock and there remain reserved for future awards 10,236 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.99 per share, and the remaining contractual term is 9.19 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Year Ended December 31, 2016
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,022,195	$6.47	9.37	$1,194,180
Options granted	978,966	$6.00
Options exercised	(3,020)	$4.80
Options canceled	(88,377)	$7.41
Options outstanding, end of period	1,909,764	$6.19	9.12	$211,396

Vested and exercisable and expected to vest, end of period	1,761,430	$6.22	9.09	$204,619

Vested and exercisable, end of period	368,681	$7.51	8.04	$102,306

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2016.

The options outstanding and exercisable as of December 31, 2016 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2016	Price	Term (Years)	December 31, 2016	Price

	$2.64		12,500	$2.64	8.37	5,209	$2.64
$3.68	-	$3.76	79,376	$3.75	8.10	36,382	$3.75
$4.80	-	$4.92	197,969	$4.80	7.80	109,150	$4.80
	$5.22		595,034	$5.22	9.98	7,250	$5.22
	$6.00		565,628	$6.00	8.96	141,412	$6.00
$6.24	-	$6.40	129,267	$6.35	9.15	-	$-
$7.00	-	$7.92	284,075	$7.71	9.49	23,363	$7.72
	$9.92		38,135	$9.92	5.89	38,135	$9.92
$56.00	-	$296.00	7,780	$83.66	0.83	7,780	$83.66
			1,909,764	$6.19	9.12	368,681	$7.51

Restricted Stock Awards

In January 2016, the Company granted restricted stock awards (“RSAs”) for 39,494 shares of common stock under the 2013 Plan to employees for 2015 accrued bonuses with a weighted average grant date fair value of $6.24 per share, based on the market price of the Company’s common stock on the award date. The RSAs vest on the one-year anniversary of the award date. As of December 31, 2016, none of these RSAs were vested.

In August 2016, the Company granted RSAs for 5,998 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $7.89 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant.

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of December 31, 2016, 6,250 shares were vested.

In November 2016, the Company granted RSAs for 6,544 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.91 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant.

A total of 89 shares pursuant to a RSA granted in January 2016 were cancelled in September 2016.

The total number of shares pursuant to outstanding RSAs as of December 31, 2016 were 58,155 shares of common stock.

 Stock-Based Compensation

During the years ended December 31, 2016 and 2015, the Company granted stock options to employees to purchase 919,841 and 753,880 shares of common stock with a weighted average grant date fair value of $2.63 and $3.13 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $5,000. There were no options exercised during the year ended December 31, 2015.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2016	2015

Expected term (in years)	5	5
Average volatility	49%	63%
Risk-free interest rate	1.78%	1.70%
Dividend yield	0%	0%

During the year ended December 31, 2016, the Company granted stock options to nonemployees to purchase 59,125 shares of common stock with a weighted average grant date fair value of $4.60 per share. There were no options granted to nonemployees during the year ended December 31, 2015. There were no options exercised by nonemployees during the years ended December 31, 2016 and 2015.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

Year Ended
December 31,
2016

Expected term (in years)	10
Average volatility	51%
Risk-free interest rate	2.43%
Dividend yield	0%

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

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31,
	2016	2015

Research and development	$114	$18
Selling, general and administrative	867	202
Total	$981	$220

As of December 31, 2016, the total unrecognized compensation cost in connection with unvested stock options was approximately $3,757,000. These costs are expected to be recognized over a period of approximately 3.27 years.

10.	Income Taxes

No provision for income taxes has been recorded due to the net operating losses incurred from inception to date, for which no benefit has been recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2016	2015

Income tax provision (benefit) at statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(2)%	(6)%
Change in valuation allowance	33%	39%
Other	3%	1%
Effective tax rate	-%	-%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$16,888	$10,726
Capitalized start up costs	5,944	7,225
Research and development credits	518	248
Accruals and reserves	1,095	497
Total deferred tax assets	24,445	18,696
Deferred tax liabilities:
Fixed assets and depreciation	(7)	(8)
Valuation allowance	(24,438)	(18,688)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on it past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $5,750,000 and $4,822,000 during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $45,468,000 and $24,498,000, respectively, which expire beginning in the year 2017.

The Company also has federal and California research and development tax credits of approximately $440,000 and $454,000, respectively. The federal research credits will begin to expire in 2027 and the California research and development credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the balance sheet or statement of operations if an adjustment were required.

As of December 31, 2016, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015

Balance at the beginning of the year	$128	$97
Additions based upon tax positions related to the current year	140	31
Balance at the end of the year	$268	$128

If the ending balance of $268,000 of unrecognized tax benefits as of December 31, 2016 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

11.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2016, the Company has purchased 345 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $6,485,000 and $3,446,000 for goods and services during the years ended December 31, 2016 and 2015, respectively.

12.	Segments and Geographic Information

The Company has determined that it operates as a single operating and reportable segment. Revenue from unaffiliated customers by geographic area was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015

Asia	$4,946	889
Europe and Middle East	1,489	551
Latin America	382	-
United States	315	-
Canada	9	5
Other	-	2
Total	$7,141	$1,447

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

The Company’s long-lived assets by geographic area were as follows (in thousands):

	Year Ended
	December 31,
	2016	2015

United States	$370	$100
Europe	72	99
Asia	39	32
Canada	2	8
Total	$483	$239

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

13.	Subsequent Events

Amendment to Loan Agreement

On January 13, 2017, we entered into a waiver and amendment (the “First Amendment”) to the 2016 Loan Agreement with WAB. Pursuant to the First Amendment, WAB agreed to waive the default resulting from the failure to comply with the performance to plan revenue covenants described in the 2016 Loan Agreement for the measuring periods ending October 31, 2016 and November 30, 2016. In addition, the First Amendment added a financial covenant that until the Company maintains a ratio of minimum unrestricted cash in accounts with WAB to indebtedness of at least 1.25 to 1.00, the Company must at all times maintain unrestricted cash in accounts with WAB in an amount equal to or greater than $2,000,000, which financial covenant shall no longer apply at such time that the Company achieves a ratio of minimum unrestricted cash in accounts with WAB to indebtedness of at least 1.25 to 1.00.

Sublease Agreement and Relocation of Corporate Headquarters to Englewood, Colorado

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. Physical relocation is planned toward the end of the first quarter of 2017 pending completion of the build-out of all office and warehouse facilities.

The term of the Sublease will commence on the later of (i) 120 days after the date sublandlord delivers possession of the Sublease Premises to the Company or (iii) upon substantial completion of the tenant improvements pursuant to the Sublease (the “Commencement Date”), and will expire 36 months after the Commencement Date, or such earlier date as the Master Lease may be terminated pursuant to the terms thereof.

The monthly base rent under the Sublease will be equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent will be equal to $21.12 and 21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company is entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.