Form 10-Q
period 2017-03-31
VIVEVE MEDICAL, INC.
filed 2017-05-11
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 As of May 10, 2017 the issuer had 19,354,586 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,389	$8,086
Accounts receivable	4,020	2,091
Inventory	2,383	2,687
Prepaid expenses and other current assets	1,240	1,066
Total current assets	39,032	13,930
Property and equipment, net	791	483
Other assets	152	136
Total assets	$39,975	$14,549
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,359	$3,086
Accrued liabilities	2,087	2,186
Note payable, current portion	2,870	1,867
Total current liabilities	8,316	7,139
Note payable, noncurrent portion	6,794	7,762
Other noncurrent liabilities	90	53
Total liabilities	15,200	14,954
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 19,346,856 and 10,661,201 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	100,090	68,216
Accumulated deficit	(75,317)	(68,622)
Total stockholders’ equity (deficit)	24,775	(405)
Total liabilities and stockholders’ equity (deficit)	$39,975	$14,549

(1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$3,041	$1,284
Cost of revenue	1,619	936
Gross profit	1,422	348

Operating expenses:
Research and development	2,388	1,796
Selling, general and administrative	5,450	2,548
Total operating expenses	7,838	4,344
Loss from operations	(6,416)	(3,996)
Interest expense, net	(263)	(108)
Other expense, net	(16)	(2)
Comprehensive and net loss	$(6,695)	$(4,106)

Net loss per share:
Basic and diluted	$(0.57)	$(0.55)

Weighted average shares used in computing net loss per common share:
Basic and diluted	11,663,765	7,493,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(6,695)	$(4,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	21
Stock-based compensation	372	188
Fair value of warrants issued	-	142
Non-cash interest expense	35	45
Changes in assets and liabilities:
Accounts receivable	(1,929)	(198)
Inventory	40	623
Prepaid expenses and other current assets	(174)	(314)
Other noncurrent assets	(16)	(8)
Accounts payable	273	197
Accrued and other liabilities	(62)	1,361
Net cash used in operating activities	(8,049)	(2,049)

Cash flows from investing activities:
Purchase of property and equipment	(151)	(36)
Net cash used in investing activities	(151)	(36)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	31,503	-
Transaction costs in connection with November 2015 Offering	-	(3)
Repayments of note payable	-	(299)
Proceeds from exercise of warrant	-	27
Proceeds from exercise of stock option	-	6
Net cash provided by (used in) financing activities	31,503	(269)
Net increase (decrease) in cash and cash equivalents	23,303	(2,354)

Cash and cash equivalents - beginning of period	8,086	7,360
Cash and cash equivalents - end of period	$31,389	$5,006

Supplemental disclosure:
Cash paid for interest	$194	$64
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Restricted stock awards granted to employees for 2015 accrued bonuses	$-	$246
Net transfer of equipment between inventory and property and equipment	$264	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry in some countries by marketing Geneveve™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity.

Public Offering

On March 22, 2017, in connection with the closing of a public offering (the “March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,503,000. As a result of the March 2017 Offering, management believes that the substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the condensed consolidated financial statements is no longer present.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future interim period.

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

The Company’s products likely require clearance or approval from the U.S. Food and Drug Administration or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required clearances or approvals or for the indications requested. If the Company was denied such clearances or approvals or if such clearances or approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

The Company designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal introital laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval that it refers to as Geneveve™. Geneveve includes three major components: the Viveve System™ (an RF, or radio frequency, generator housed in a table-top console), a reusable handpiece, single-use treatment tips and other ancillary consumables. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the Geneveve device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In the U.S., the Company sells its products primarily through a direct sales force to health care practitioners. Outside the U.S., the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2017, two distributors accounted for 33% of the Company’s revenue. During the three months ended March 31, 2016, three distributors accounted for 86% of the Company’s revenue. There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2017 and 2016.

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

Customer Advance Payments

From time to time, customers will pay for a portion of the products ordered in advance.  Upon receipt of such payments, the Company records the customer advance payment as a component of accrued liabilities.  The Company will remove the customer advance payment from accrued liabilities when revenue is recognized upon shipment of the products.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2017 and 2016, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2017	2016

Stock options to purchase common stock	2,134,214	1,131,768
Warrants to purchase common stock	425,274	401,446
Restricted common stock awards	12,500	-

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We adopted this standard on January 1, 2017, and the adoption did not have a significant impact on the condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period, with early adoption permitted. We adopted this standard on January 1, 2017 and have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption did not have a significant impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues.  The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2017 and December 31, 2016 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

4.        Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Accrued professional fees	$1,026	$483
Accrued bonuses	275	1,102
Accrued payroll and other related expenses	364	389
Accrued sales and use tax	111	39
Accrued interest	67	65
Other accruals	244	108
Total accrued liabilities	$2,087	$2,186

5.        Note Payable

On June 20, 2016, we entered into a Loan and Security Agreement, as amended January 13, 2017 (the “2016 Loan Agreement”) with Western Alliance Bank (“WAB”), pursuant to which WAB agreed to loan us up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided to us on June 20, 2016. The proceeds received were used to repay the outstanding existing indebtedness and the remaining balance was used for working capital purposes and to fund general business requirements. The borrowings are repayable in interest only payments until July 1, 2017 and then 30 monthly equal installments of principal and interest. The term loan bears interest on the outstanding obligations under the loan at a floating per annum rate equal to the greater of (i) the Index Rate (i.e., the 30 day U.S. LIBOR rate reported in the Wall Street Journal) plus 6.96%, determined as of the last day of each month, and (ii) 7.40%. The interest rate for the note payable with WAB was 7.94% as of March 31, 2017.

In connection with the 2016 Loan Agreement, we issued a 10-year warrant to the WAB to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share (See Note 7).

The Company is also required to meet certain financial and other covenants in connection with the 2016 Loan Agreement. These covenants include actual performance to plan revenue of not less than 80% which is not required to be complied with if the Company maintains a ratio of unrestricted cash with WAB to indebtedness of at least 1.25 to 1.00. In addition, the Company must at all times maintain unrestricted cash in accounts with WAB in an amount equal to or greater than $2,000,000, which financial covenant shall no longer apply at such time that the Company achieves a ratio of minimum unrestricted cash in accounts with WAB to indebtedness of at least 1.25 to 1.00. As of March 31, 2017, the Company was in compliance with all covenants.

In addition to all outstanding principal and accrued interest on the term loan, the Company shall pay a final payment fee equal to 4.00% of the original principal amount of the term loan.

All borrowings under the 2016 Loan Agreement are collateralized by substantially all of the Company’s assets, including intellectual property.

As of March 31, 2017, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2017	$2,534
2018	4,463
2019	4,512
Total payments	11,509
Less: Amount representing interest	(1,509)
Present value of obligations	10,000
Less: Unamortized debt discount	(336)
9,664
Less: Note payable, noncurrent portion	6,794
Note payable, current portion	$2,870

6.         Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018. Rent expense for the three months ended March 31, 2017 and 2016 was $73,000 and $55,000, respectively.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. Physical relocation is planned in the second quarter of 2017 pending completion of the build-out of all office and warehouse facilities.

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

 As of March 31, 2017, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2017 (remaining 9 months)	$393
2018	339
2019	265
2020	112
Total minimum lease payments	$1,109

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

7.        Common Stock

On March 22, 2017, in connection with the closing of the March 2017 Offering, we issued an aggregate of 8,625,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,503,000.

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

Warrants for Common Stock

As of March 31, 2017, outstanding warrants to purchase shares of common stock were as follows:

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
				425,274

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000, which along with other legal fees totaling $90,000, were recorded as debt issuance costs, presented in the condensed consolidated balance sheet as a deduction from the carrying amount of the note payable, and are being amortized to interest expense over the loan term. During the three months ended March 31, 2017 and 2016, the Company recorded $35,000 and zero respectively, of interest expense relating to the debt issuance costs. As of March 31, 2017, the unamortized debt discount was $336,000.

No warrants were exercised during the three months ended March 31, 2017. A total of 6,250 shares, issuable pursuant to warrants issued in connection with a private offering on September 30, 2014, were issued in connection with the exercise of warrants during the three months ended March 31, 2016.

No shares issuable pursuant to warrants have been cancelled in 2017. A total of 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled in 2016 as the milestones related to these shares were not achieved.

The stock-based compensation expense related to warrants issued was zero and $142,000 for the three months ended March 31, 2017 and 2016, respectively.

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

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of March 31, 2017, 1,892 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 1,892 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $116.29 per share and the weighted average remaining contractual term is 0.48 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 5.63 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. As of March 31, 2017, there are outstanding stock option awards issued from the 2013 Plan covering a total of 2,093,944 shares of the Company’s common stock and there remain reserved for future awards 308,995 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.82 per share, and the remaining contractual term is 9.05 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2017
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,909,764	$6.19	9.12	$211,396
Options granted	229,860	$4.46
Options exercised	-	$-
Options canceled	(5,410)	$6.38
Options outstanding, end of period	2,134,214	$6.00	8.98	$1,832,711

Vested and exercisable and expected to vest, end of period	1,980,152	$6.03	8.94	$1,692,844

Vested and exercisable, end of period	501,273	$7.06	8.05	$419,952

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2017.

The options outstanding and exercisable as of March 31, 2017 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of March 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Exercisable as of March 31, 2017	Weighted Average Exercise Price

	$2.64		12,500	$2.64	8.12	5,990	$2.64
$3.68	-	$3.76	79,376	$3.75	7.86	41,343	$3.75
$4.46	-	$4.92	427,829	$4.62	8.83	121,211	$4.80
	$5.22		595,034	$5.22	9.74	41,748	$5.22
	$6.00		562,074	$6.00	8.70	176,563	$6.00
$6.24	-	$6.40	129,267	$6.35	8.91	36,034	$6.35
$7.00	-	$7.92	282,219	$7.71	9.22	32,469	$7.72
	$9.92		38,135	$9.92	5.65	38,135	$9.92
$56.00	-	$296.00	7,780	$83.66	0.58	7,780	$83.66
			2,134,214	$6.00	8.98	501,273	$7.06

Restricted Stock Awards

In January 2016, the Company granted restricted stock awards (“RSAs”) for 39,494 shares of common stock under the 2013 Plan to employees for 2015 accrued bonuses with a weighted average grant date fair value of $6.24 per share, based on the market price of the Company’s common stock on the award date. A total of 89 shares pursuant to an RSA were cancelled in September 2016. The remaining RSAs vested on the one-year anniversary of the award date in January 2017 and 39,405 shares of common stock were issued.

In August 2016, the Company granted RSAs for 5,998 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $7.89 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 5,998 shares of common stock were issued.

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of March 31, 2017, 12,500 shares were vested and common stock has been issued.

In November 2016, the Company granted RSAs for 6,544 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.91 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 6,544 shares of common stock were issued.

The total number of shares pursuant to outstanding RSAs as of March 31, 2017 were 12,500 shares of common stock.

 Stock-Based Compensation

During the three months ended March 31, 2017 and 2016, the Company granted stock options to employees to purchase 229,860 and 129,267 shares of common stock with a weighted average grant date fair value of $1.96 and $3.56 per share, respectively. There were no stock options exercised during the three months ended March 31, 2017. A total of 1,314 shares pursuant to stock options issued to employees were exercised in the three months ended March 31, 2016. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 was $2,000.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2017	2016

Expected term (in years)	5	5
Average volatility	48%	66%
Risk-free interest rate	2.02%	1.55%
Dividend yield	0%	0%

During the three months ended March 31, 2017 and 2016, there were no stock options granted to nonemployees. There were no stock options exercised by nonemployees during the three months ended March 31, 2017 and 2016.

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cost of revenue	$3	$-
Research and development	51	21
Selling, general and administrative	318	167
Total	$372	$188

As of March 31, 2017, the total unrecognized compensation cost in connection with unvested stock options was approximately $3,878,000. These costs are expected to be recognized over a period of approximately 3.14 years.

9.         Income Taxes

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2017 and 2016. The Company expects that its effective tax rate for the full year 2017 will be 0%.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2017, the Company has purchased 380 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $2,025,000 and $1,215,000 for goods and services during the three months ended March 31, 2017 and 2016, respectively. The amounts due to Stellartech for accounts payable at March 31, 2017 and December 31, 2016 was $665,000 and $1,297,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 16, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that we refer to as Geneveve™, which includes a radio frequency (RF) generator, which we refer to as the Viveve System, single-use treatment tips and other ancillary disposables. Currently, Geneveve is cleared for marketing in 54 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for coagulation and hemostasis	2 (including the U.S.)
For treatment of vaginal laxity	37
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
For vaginal rejuvenation	1

In the U.S., Geneveve is indicated for use in general surgical procedures for coagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of March 31, 2017, we have sold 259 Viveve Systems and approximately 6,300 single-use treatment tips in countries primarily outside of the U.S.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, loans from related parties and bank term loans to fund our operations. We are currently located in Sunnyvale, California. We plan to relocate the corporate headquarters in the second quarter of 2017 as discussed below in “Recent Events.”

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) clearance or approval for the sale of our product and whether there will be a demand for the Geneveve, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products in locations in which we do not currently have clearance or approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, loans from related parties and bank term loans. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

 Recent Events

On March 22, 2017, in connection with the closing of a public offering (the “March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,503,000.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which is effective as of January 26, 2017. Physical relocation is planned in the second quarter of 2017 pending completion of the build-out of all office and warehouse facilities.

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

Plan of Operation

We intend to increase our sales both internationally and in the United States market by seeking regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Geneveve to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next 12 months; however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearances or approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional funds from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Quarterly Report on Form 10-Q, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding, or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended March 31 2017 and 2016

Revenue

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$3,041	$1,284	$1,757	137%

 We recorded revenue of $3,041,000 for the three months ended March 31, 2017, compared to revenue of $1,284,000 for the three months ended March 31, 2016, an increase of $1,757,000 or approximately 137%. The increase in revenue was primarily due to sales of 42 Viveve Systems, disposable treatment tips and other ancillary consumables in the first quarter of 2017. Sales in the first quarter of 2017 included 29 Viveve Systems sold in the U.S. market through direct sales. Sales in the first quarter of 2016 included 33 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

Gross profit

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$1,422	$348	$1,074	309%

Gross profit was $1,422,000, or 47% of revenue, for the three months ended March 31,2017, compared to a gross profit of $348,000, or 27% of revenue, for the three months ended March 31, 2016, an increase of $1,074,000 or approximately 309%. The increase in gross profit was primarily due to sales of 42 Viveve Systems in the first quarter of 2017, which included 29 Viveve Systems sold in the U.S. market through direct sales. Sales in the first quarter of 2016 included 33 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$2,388	$1,796	$592	33%

Research and development expenses totaled $2,388,000 for the three months ended March 31, 2017 , compared to research and development expense of $1,796,000 for the three months ended March 31, 2016, an increase of $592,000 or approximately 33%. Spending on research and development increased in the three months ended March 31, 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended March 31, 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$5,450	$2,548	$2,902	114%

 Selling, general and administrative expenses totaled $5,450,000 for the three months ended March 31, 2017, compared to $2,548,000 for the three months ended March 31, 2016, an increase of $2,902,000 or approximately 114%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Three Months Ended
	March 31,		Change
	2017	2016		%
	(in thousands, except percentages)

Interest expense, net	$263	$108	$155	144%

During the three months ended March 31, 2017, we had interest expense, net of $263,000, compared to $108,000 for the three months ended March 31, 2016. The increase of $155,000, or approximately 144%, resulted primarily from the additional interest expense for the term loan under the 2016 Loan Agreement, which was computed on a higher loan balance.

Other expense, net

	Three Months Ended
	March 31,		Change
	2017	2016		%
	(in thousands, except percentages)

Other expense, net	$16	$2	$14	700%

During the three months ended March 31, 2017, we had other expense, net, of $16,000, compared to $2,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2017 and 2016

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, loans from related parties and bank term loans. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our cash will be sufficient to fund our activities for the next 18 months, however, we will continue to require funds to fully implement our plan of operation.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Net cash used in operating activities	$(8,049)	$(2,049)
Net cash used in investing activities	(151)	(36)
Net cash provided by (used in) financing activities	31,503	(269)
Net increase (decrease) in cash and cash equivalents	$23,303	$(2,354)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $8,049,000 for the three months ended March 31, 2017 compared to $2,049,000 used for the three months ended March 31, 2016. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2017 consisted of a net loss of $6,695,000 adjusted for non-cash expenses including depreciation and amortization of $107,000, stock-based compensation of $372,000, non-cash interest expense of $35,000, and cash outflows from changes in operating assets and liabilities of $1,868,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,929,000, an increase in prepaid expenses and other current assets of $174,000 and a decrease in accrued liabilities of $62,000, partially offset by an increase of accounts payable of $273,000. Net cash used during the three months ended March 31, 2016 consisted of a net loss of $4,106,000 adjusted for non-cash expenses including depreciation and amortization of $21,000, stock-based compensation of $188,000, fair value of warrants issued to service providers (primarily related to nonemployee contractors) of $142,000, and non-cash interest expense of $45,000, and cash inflows from changes in operating assets and liabilities of $1,661,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 and 2016 was $151,000 and $36,000, respectively. Net cash used in investing activities during the three months ended March 31, 2017 and 2016 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $31,503,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $2,997,000). Cash used in financing activities during the three months ended March 31, 2016 was $269,000, which was primarily the result of term loan principal payments of $299,000, partially offset by proceeds from the exercise of a warrant and a stock option.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of March 31, 2017, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$1,109	$537	$527	$45	$-
Debt obligations (including interest)	11,509	3,676	7,833	-	-
Total	$12,618	$4,213	$8,360	$45	$-

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

On June 20, 2016, we entered into the 2016 Loan Agreement, as amended January 13, 2017, with WAB pursuant to which we received a term loan in the amount of $10.0 million. The proceeds from the term loan were used to repay the existing outstanding indebtedness with another financial institution and to provide general working capital to fund our operations. As of March 31, 2017, the outstanding term loan principal balance was $10.0 million.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 16, 2017, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

 In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, ‘Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. We adopted this standard on January 1, 2017, and the adoption did not have a significant impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact on its condensed consolidated financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We adopted this standard on January 1, 2017 and have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption did not have a significant impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues.  The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

Research, development and commercialization of new technologies and products is, by its nature, unpredictable. Although we will undertake development efforts, including efforts with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop or commercialize our technology to the extent needed to create future sales to sustain our operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A. Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

None.

Use of Proceeds

Not applicable.

Issuer Repurchases of Company Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.         Exhibits.

Exhibit Number	Document

3.1(1)	Certificate of Conversion for Delaware

3.1.1(1)	Certificate of Incorporation

3.1.2(2)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(1)	Bylaws

10.1(3)	Waiver and First Amendment to Loan and Security Agreement, dated January 13, 2017, between Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank

10.2(4)	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between Viveve Medical, Inc. and Ingredion Incorporated.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

   * Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on January 13, 2017.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on February 3, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2017	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer