Form 10-Q
period 2017-06-30
VIVEVE MEDICAL, INC.
filed 2017-08-10
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 345 Inverness Drive South

Building B, Suite 250

Englewood, CO 80112

(Address of principal executive offices)

(Zip Code)

(720) 696-8100

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

 As of August 9, 2017 the issuer had 19,405,334 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,060	$8,086
Accounts receivable	3,800	2,091
Inventory	2,043	2,687
Prepaid expenses and other current assets	1,888	1,066
Total current assets	38,791	13,930
Property and equipment, net	987	483
Other assets	132	136
Total assets	$39,910	$14,549
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,344	$3,086
Accrued liabilities	2,181	2,186
Note payable, current portion	-	1,867
Total current liabilities	5,525	7,139
Note payable, noncurrent portion	18,392	7,762
Other noncurrent liabilities	-	53
Total liabilities	23,917	14,954

Commitments and contingences (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 19,405,334 and 10,661,201 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	101,733	68,216
Accumulated deficit	(85,742)	(68,622)
Total stockholders’ equity (deficit)	15,993	(405)
Total liabilities and stockholders’ equity (deficit)	$39,910	$14,549

(1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$3,076	$1,556	$6,117	$2,840
Cost of revenue	1,837	1,022	3,456	1,958
Gross profit	1,239	534	2,661	882

Operating expenses:
Research and development	3,440	2,463	5,828	4,259
Selling, general and administrative	6,862	2,615	12,312	5,163
Total operating expenses	10,302	5,078	18,140	9,422
Loss from operations	(9,063)	(4,544)	(15,479)	(8,540)
Interest expense, net	(1,345)	(765)	(1,608)	(873)
Other expense, net	(17)	(7)	(33)	(9)
Comprehensive and net loss	$(10,425)	$(5,316)	$(17,120)	$(9,422)

Net loss per share:
Basic and diluted	$(0.54)	$(0.66)	$(1.10)	$(1.21)

Weighted average shares used in computing net loss per common share
Basic and diluted	19,373,322	8,080,737	15,539,840	7,786,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(17,120)	$(9,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	45
Stock-based compensation	827	390
Fair value of common stock issued	260	-
Fair value of warrants issued	-	162
Non-cash interest expense	489	387
Changes in assets and liabilities:
Accounts receivable	(1,709)	4
Inventory	352	679
Prepaid expenses and other current assets	(822)	24
Other noncurrent assets	4	(1)
Accounts payable	258	422
Accrued and other liabilities	(58)	1,009
Net cash used in operating activities	(17,331)	(6,301)

Cash flows from investing activities:
Purchase of property and equipment	(400)	(137)
Net cash used in investing activities	(400)	(137)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	31,440	13,857
Proceeds from note payable, net of issuance costs	19,214	9,944
Repayments of note payable	(10,000)	(4,833)
Proceeds from exercise of warrant	20	27
Proceeds from exercise of stock options	31	14
Net cash provided by financing activities	40,705	19,009
Net increase in cash and cash equivalents	22,974	12,571

Cash and cash equivalents - beginning of period	8,086	7,360
Cash and cash equivalents - end of period	$31,060	$19,931

Supplemental disclosure:
Cash paid for interest	$1,183	$487
Cash paid for income taxes	$-	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$940	$350
Net transfer of equipment between inventory and property and equipment	$292	$25
Restricted stock awards granted to employees for 2015 accrued bonuses	$-	$246

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

Public Offering

On March 22, 2017, in connection with the closing of a public offering (the “March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000. As a result of the March 2017 Offering, management believes that the substantial doubt about the Company’s ability to continue as a going concern, which existed as of the date of filing our Annual Report on Form 10-K for the year ended December 31, 2016, is no longer present.

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

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Viveve Medical have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future interim period.

2.         Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

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

The Company designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal introital laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that it refers to as Geneveve™. Geneveve includes three major components: the Viveve System™ (a RF, or radio frequency, generator housed in a table-top console), a reusable handpiece, single-use treatment tips and other ancillary consumables. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the Geneveve device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In the U.S., the Company sells its products primarily through a direct sales force to health care practitioners. Outside the U.S., the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2017, three distributors together accounted for 37% of the Company’s revenue. During the three months ended June 30, 2016, two distributors together accounted for 92% of the Company’s revenue. During the six months ended June 30, 2017, two distributors together accounted for 26% of the Company’s revenue. During the six months ended June 30, 2016, two distributors together accounted for 75% of the revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, four distributors, collectively, accounted for 65% of total accounts receivable. As of December 31, 2016, three distributors, collectively, accounted for 81% of total accounts receivable.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2017 and 2016, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Six Months Ended
	June 30,
	2017	2016

Stock options to purchase common stock	2,287,572	1,126,287
Warrants to purchase common stock	642,622	506,379
Restricted common stock awards	6,250	39,494

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2017 and December 31, 2016 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

4.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Accrued professional fees	$677	$483
Accrued payroll and other related expenses	660	389
Accrued bonuses	585	1,102
Accrued sales and use tax	83	39
Accrued interest	-	65
Other accruals	176	108
Total accrued liabilities	$2,181	$2,186

5.         Note Payable

On June 20, 2016, the Company entered into a Loan and Security Agreement, as amended January 13, 2017 (the “2016 Loan Agreement”) with Western Alliance Bank (“WAB”), pursuant to which WAB agreed to loan the Company up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided on June 20, 2016. The terms of the loan also required the Company to meet certain financial and other covenants in connection with the 2016 Loan Agreement. In addition to all outstanding principal and accrued interest on the term loan, the terms of the loan required the Company to pay a final payment fee equal to 4.00% of the original principal amount of the term loan. All borrowings under the 2016 Loan Agreement were collateralized by substantially all of the Company’s assets, including intellectual property. The outstanding principal balance and accrued interest related to this note payable were repaid in May 2017.

In connection with the 2016 Loan Agreement, the Company issued a 10-year warrant to WAB to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share (See Note 7).

On May 22, 2017, the Company entered into a Term Loan Agreement (the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The new credit facility consists of $20,000,000 drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. The additional funding must be made on or prior to September 17, 2018, the availability of which is conditional on the achievement of certain revenue and market capitalization milestones including satisfying (a) minimum net revenue amounts from the Company’s products of at least $16,000,000 during any consecutive twelve (12) month period ending on or prior to June 30, 2018 and (b) minimum average market capitalization of at least $60,000,000 for the thirty (30) consecutive days prior to the notice for the second borrowing.

A portion of the initial loan proceeds were used to repay all of the amounts owed by the Company under its existing 2016 Loan Agreement with WAB. The remainder of the initial loan proceeds (after deducting loan origination costs and other fees and expenses incurred in connection with the 2017 Loan Agreement), plus any additional amounts that may be borrowed in the future, will be used for general corporate purposes and working capital.

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.50%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three months ended June 30, 2017, the Company paid interest in-kind of $80,000 which was added to the total outstanding principal loan amount as of June 30, 2017. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the 2017 Loan Agreement at any time upon prior notice to CRG, subject to a prepayment fee during the first five years of the term (which reduces each year) and no prepayment fee thereafter.

As security for its obligations under the 2017 Loan Agreement, the Company entered into security agreements with CRG whereby the Company granted CRG a lien on substantially all of the Company’s assets, including intellectual property.

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 7).

As of June 30, 2017, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2017 (remaining 6 months)	$877
2018	1,793
2019	1,867
2020	1,949
2021	11,204
Thereafter	17,154
Total payments	34,844
Less: Amount representing interest	(14,764)
Present value of obligations	20,080
Less: Unamortized debt discount	(1,688)
Note payable, noncurrent portion	$18,392

 6.        Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. The lease term commenced on June 1, 2017 and will terminate in May 2020. We relocated our corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

The monthly base rent under the Sublease is equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent is equal to $21.12 and $21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company is entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.

Rent expense for the three months ended June 30, 2017 and 2016 was $94,000 and $54,000, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $167,000 and $109,000, respectively.

 As of June 30, 2017, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2017 (remaining 6 months)	$289
2018	338
2019	264
2020	113
Total minimum lease payments	$1,004

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

7.         Common Stock

On May 19, 2017, the Company issued 35,000 restricted shares of its common stock at a value of $7.42 a share, or an aggregate value of approximately $260,000.

On March 22, 2017, in connection with the closing of the March 2017 Offering, we issued an aggregate of 8,625,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000.

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

Warrants for Common Stock

As of June 30, 2017, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$4.24	86,831
October 2014	Common Shares	October 13, 2019	$4.24	29,000
November 2014	Common Shares	November 12, 2019	$4.24	12,500
February 2015	Common Shares	February 17, 2025	$4.00	75,697
March 2015	Common Shares	March 26, 2025	$2.72	1,454
May 2015	Common Shares	May 12, 2025	$4.24	36,229
May 2015	Common Shares	May 17, 2020	$4.24	21,585
December 2015	Common Shares	December 16, 2025	$5.60	26,875
April 2016	Common Shares	April 1, 2026	$6.08	25,000
May 2016	Common Shares	May 11, 2021	$7.74	5,000
June 2016	Common Shares	June 20, 2026	$4.98	100,402
May 2017	Common Shares	May 25, 2027	$9.50	222,049
				642,622

In connection with the Loan and Security Agreement entered into on September 30, 2014, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank), the Company issued a warrant to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The fair value of the warrant was recorded as debt issuance costs, presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2016. During the three and six months ended June 30, 2016, the Company recorded $342,000 and $387,000, respectively, of interest expense relating to the debt issuance costs. The warrant was exercised in August 2016.

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the condensed consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the term loan made in connection with the 2017 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the three months ended June 30, 2017. During the three and six months ended June 30, 2017, the Company recorded $336,000 and $371,000 respectively, of interest expense relating to the debt issuance costs. During the three and six months ended June 30, 2016, the Company recorded no interest expense relating to the debt issuance costs because it was immaterial for the financial reporting period. As of June 30, 2017, the unamortized debt discount related to the 2016 Loan Agreement was zero.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $786,000, is recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs will be amortized to interest expense over the loan term. During the three and six months ended June 30, 2017, the Company recorded $38,000 of interest expense relating to the debt issuance costs using the effective interest method. As of June 30, 2017, the unamortized debt discount was $1,688,000.

A total of 4,701 and 6,250 shares, issuable pursuant to warrants issued in connection with a private offering on September 30, 2014, were issued in connection with the exercise of warrants during the six months ended June 30, 2017 and 2016, respectively.

No shares issuable pursuant to warrants have been cancelled during the six months ended June 30, 2017. A total of 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled during the six months ended June 30, 2016 as the milestones related to these shares were not achieved.

The stock-based compensation expense related to warrants issued was zero and $20,000 for the three months ended June 30, 2017 and 2016, respectively. The stock-based compensation expense related to warrants issued was zero and $118,000 for the six months ended June 30, 2017 and 2016, respectively.

8 .        Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards from three employee benefit plans. The plans include the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2005 Plan was adopted by the Company’s board of directors and approved by its stockholders. As of June 30, 2017, 1,892 shares of common stock remain reserved for issuance under the 2005 Plan. The Company does not intend to grant further awards from the 2005 Plan, however, it will continue to administer the 2005 Plan until all outstanding awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2005 Plan covering a total of 1,892 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $116.29 per share and the weighted average remaining contractual term is 0.23 years.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 5.38 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. As of June 30, 2017, there are outstanding stock option awards issued from the 2013 Plan covering a total of 2,247,302 shares of the Company’s common stock and there remain reserved for future awards 143,110 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.98 per share, and the remaining contractual term is 8.89 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2017
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,909,764	$6.19	9.12	$211,396
Options granted	420,985	$5.88
Options exercised	(7,730)	$4.02
Options cancelled	(35,447)	$5.64
Options outstanding, end of period	2,287,572	$6.15	8.82	$3,290,039

Vested and exercisable and expected to vest, end of period	2,135,320	$6.17	8.79	$3,076,175

Vested and exercisable, end of period	603,985	$6.83	7.94	$935,383

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2017.

The options outstanding and exercisable as of June 30, 2017 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2017	Price	Term (Years)	June 30, 2017	Price

	$2.64		12,500	$2.64	7.87	6,771	$2.64
$3.68	-	$3.76	66,876	$3.76	7.61	39,011	$3.76
$4.46	-	$4.92	427,829	$4.62	8.58	141,577	$4.78
	$5.22		586,409	$5.22	9.48	75,491	$5.22
	$6.00		557,753	$6.00	8.47	209,161	$6.00
$6.24	-	$6.40	117,965	$6.35	8.34	43,466	$6.35
$7.00	-	$7.92	472,325	$7.67	9.36	42,593	$7.70
	$9.92		38,135	$9.92	5.40	38,135	$9.92
$56.00	-	$296.00	7,780	$83.66	0.33	7,780	$83.66
			2,287,572	$6.15	8.82	603,985	$6.83

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

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of June 30, 2017, 18,750 shares were vested and common stock has been issued.

In November 2016, the Company granted RSAs for 6,544 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.91 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 6,544 shares of common stock were issued.

In May 2017, the Company granted RSAs for 4,797 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $7.07 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 4,797 shares of common stock were issued.

The total number of shares pursuant to outstanding RSAs as of June 30, 2017 were 6,250 shares of common stock.

Stock-Based Compensation

During the three months ended June 30, 2017 and 2016, the Company granted stock options to employees to purchase 185,250 and 28,750 shares of common stock with a weighted average grant date fair value of $3.31 and $3.17 per share, respectively. During the six months ended June 30, 2017 and 2016, the Company granted stock options to employees to purchase 415,110 and 158,017 shares of common stock with a weighted average grant date fair value of $2.56 and $3.49 per share, respectively. A total of 7,730 and 3,020 shares pursuant to stock options issued to employees were exercised in the six months ended June 30, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $30,785 and $5,000, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Expected term (in years)	5	5	5	5
Average volatility	48%	47%	48%	65%
Risk-free interest rate	1.76%	1.26%	1.90%	1.53%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2017, the Company granted stock options to nonemployees to purchase 5,875 shares of common stock with a weighted average grant date fair value of $5.11. During the three and six months ended June 30, 2016, there no stock options granted to nonemployees. There were no stock options exercised by nonemployees during the six months ended June 30, 2017 and 2016.

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Cost of revenue	$4	$-	$7	$-
Research and development	57	28	108	49
Selling, general and administrative	394	174	712	341
Total	$455	$202	$827	$390

As of June 30, 2017, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,109,000. These costs are expected to be recognized over a period of approximately 3.04 years.

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2017 and 2016. The Company expects that its effective tax rate for the full year 2017 will be 0%.

10.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2017, the Company has purchased 415 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $1,681,000 and $945,000 for goods and services during the three months ended June 30, 2017 and 2016, respectively, and $3,706,000 and $2,160,000 for the six months ended June 30, 2017 and 2016, respectively The amounts due to Stellartech for accounts payable at June 30, 2017 and December 31, 2016 were $637,000 and $1,297,000, respectively.

11.      Subsequent Events

On August 8, 2017, the Company entered into an exclusive distribution agreement and strategic investment with InControl Medical, LLC (“InControl Medical”), a medical device company that manufactures and distributes devices to treat various incontinence conditions. The agreement grants the Company distribution rights for InControl Medical products to healthcare providers in the United States. The Company will also make a $2,500,000 equity investment in InControl Medical.

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

In the U.S., Geneveve is indicated for use in general surgical procedures for coagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of June 30, 2017, we have sold 298 Viveve Systems and approximately 9,500 single-use treatment tips in countries primarily outside of the U.S.

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

 Recent Events

On August 8, 2017, the Company entered into an exclusive distribution agreement and strategic investment with InControl Medical, LLC (“InControl Medical”), a medical device company that manufactures and distributes devices to treat various incontinence conditions. The agreement grants the Company distribution rights for InControl Medical products to healthcare providers in the United States. The Company will also make a $2,500,000 equity investment in InControl Medical.

On May 22, 2017, the Company entered into a Term Loan Agreement (the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The new credit facility consists of $20,000,000 drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. The additional funding must be made on or prior to September 17, 2018, the availability of which is conditioned on the achievement of certain revenue and market capitalization milestones including satisfying (a) minimum net revenue amounts from the Company’s products of at least $16,000,000 during any consecutive twelve (12) month period ending on or prior to June 30, 2018 and (b) minimum average market capitalization of at least $60,000,000 for the thirty (30) consecutive days prior to the notice for the second borrowing.

A portion of the initial loan proceeds were used to repay all of the amounts owed by the Company under its existing Loan and Security Agreement, as amended January 13, 2017 (the “2016 Loan Agreement”) with Western Alliance Bank. The remainder of the initial loan proceeds (after deducting loan origination costs and other fees and expenses incurred in connection with the 2017 Loan Agreement), plus any additional amounts that may be borrowed in the future, will be used for general corporate purposes and working capital.

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.50%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the 2017 Loan Agreement at any time upon prior notice to CRG subject to a prepayment fee during the first five years of the term (which reduces each year) and no prepayment fee thereafter.

As security for its obligations under the 2017 Loan Agreement, the Company entered into security agreements with CRG whereby the Company granted CRG a lien on substantially all of the Company’s assets, including intellectual property.

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share.

On March 22, 2017, in connection with the closing of a public offering (the “March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which is effective as of January 26, 2017. The lease term commenced on June 1, 2017 and will terminate in May 2020. We relocated our corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

The monthly base rent under the Sublease is equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent is equal to $21.12 and $21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company is entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Geneveve to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

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

Results of Operations

Comparison of the Three Months Ended June 30 2017 and 2016

Revenue

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$3,076	$1,556	$1,520	98%

 We recorded revenue of $3,076,000 for the three months ended June 30, 2017, compared to revenue of $1,556,000 for the three months ended June 30, 2016, an increase of $1,520,000, or approximately 98%. The increase in revenue was primarily due to sales of 45 Viveve Systems (which included 27 Viveve Systems sold in the U.S. market through direct sales), higher quantities of disposable treatment tips and other ancillary consumables in the second quarter of 2017. Sales in the second quarter of 2016 included 40 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

Gross profit

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$1,239	$534	$705	132%

Gross profit was $1,239,000, or 40% of revenue, for the three months ended June 30, 2017, compared to a gross profit of $534,000, or 34% of revenue, for the three months ended June 30, 2016, an increase of $705,000, or approximately 132%. The increase in gross profit was primarily due to sales of 45 Viveve Systems in the second quarter of 2017, which included 27 Viveve Systems sold in the U.S. market through direct sales. Sales in the second quarter of 2016 included 40 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$3,440	$2,463	$977	40%

Research and development expenses totaled $3,440,000 for the three months ended June 30, 2017, compared to research and development expense of $2,463,000 for the three months ended June 30, 2016, an increase of $977,000, or approximately 40%. Spending on research and development increased in the three months ended June 30, 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended June 30, 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$6,862	$2,615	$4,247	162%

 Selling, general and administrative expenses totaled $6,862,000 for the three months ended June 30, 2017, compared to $2,615,000 for the three months ended June 30, 2016, an increase of $4,247,000, or approximately 162%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Interest expense, net	$1,345	$765	$580	76%

During the three months ended June 30, 2017, we had interest expense, net of $1,345,000, compared to $765,000 for the three months ended June 30, 2016. The increase of $580,000, or approximately 76%, resulted primarily from the additional interest expense in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement.

Other expense, net

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Other expense, net	$17	$7	$10	143%

During the three months ended June 30, 2017, we had other expense, net, of $17,000, compared to $7,000 for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$6,117	$2,840	$3,277	115%

We recorded revenue of $6,117,000 for the six months ended June 30, 2017, compared to revenue of $2,840,000 for the six months ended June 30, 2016, an increase of $3,277,000, or approximately 115%. The increase in revenue was primarily due to sales of 87 Viveve Systems (which included 56 Viveve Systems sold in the U.S. market through direct sales), disposable treatment tips and other ancillary consumables in the six months ended June 30, 2017. Sales in the six months ended June 30, 2016 included 73 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

Gross profit

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$2,661	$882	$1,779	202%

Gross profit was $2,661,000, or 44% of revenue, for the six months ended June 30, 2017, compared to a gross profit of $882,000, or 31% of revenue, for the six months ended June 30, 2016, an increase of $1,779,000, or approximately 202%. The increase in gross profit was primarily due to sales of 87 Viveve Systems in the six months ended June 30, 2017, which included 56 Viveve Systems sold in the U.S. market through direct sales. Sales in the six months ended June 30, 2016 included 73 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$5,828	$4,259	$1,569	37%

Research and development expenses totaled $5,828,000 for the six months ended June 30, 2017, compared to research and development expense of $4,259,000 for the six months ended June 30, 2016, an increase of $1,569,000 or approximately 37%. Spending on research and development increased in the six months ended June 30, 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the six months ended June 30, 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$12,312	$5,163	$7,149	138%

Selling, general and administrative expenses totaled $12,312,000 for the six months ended June 30, 2017, compared to $5,163,000 for the six months ended June 30, 2016, an increase of $7,149,000 or approximately 138%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Interest expense, net	$1,608	$873	$735	84%

During the six months ended June 30, 2017, we had interest expense, net of $1,608,000, compared to $873,000 for the six months ended June 30, 2016. The increase of $735,000, or approximately 84%, resulted primarily from the additional interest expense in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement.

Other expense, net

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Other expense, net	$33	$9	$24	267%

During the six months ended June 30, 2017, we had other expense, net, of $33,000, compared to $9,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2017 and 2016

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Net cash used in operating activities	$(17,331)	$(6,301)
Net cash used in investing activities	(400)	(137)
Net cash provided by financing activities	40,705	19,009
Net increase in cash and cash equivalents	$22,974	$12,571

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $17,331,000 for the six months ended June 30, 2017 compared to $6,301,000 used for the six months ended June 30, 2016. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2017 consisted of a net loss of $17,120,000 adjusted for non-cash expenses including depreciation and amortization of $188,000, stock-based compensation of $827,000, fair value of common stock issued of $260,000, non-cash interest expense of $489,000, and cash outflows from changes in operating assets and liabilities of $1,975,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,709,000, an increase in prepaid expenses and other current assets of $822,000 and a decrease in accrued and other liabilities of $58,000, partially offset by a decrease in inventory of $352,000 and an increase of accounts payable of $258,000. Net cash used during the six months ended June 30, 2016 consisted of a net loss of $9,422,000 adjusted for non-cash expenses including depreciation and amortization of $45,000, stock-based compensation of $390,000, fair value of warrants issued to service providers (primarily related to nonemployee contractors) of $162,000, and non-cash interest expense of $387,000, and cash inflows from changes in operating assets and liabilities of $2,137,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 and 2016 was $400,000 and $137,000, respectively. Net cash used in investing activities during the six months ended June 30, 2017 and 2016 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $40,705,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $3,060,000) the proceeds of $20,000,000 from the drawdown of funds under the 2017 Loan Agreement (partially offset by debt issuance costs of $786,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the term loan under the 2016 Loan Agreement of $10,000,000. Net cash provided by financing activities during the six months ended June 30, 2016 was $19,009,000, which was primarily the result of the gross proceeds of $15,525,000 from our June 2016 Offering (partially offset by transaction costs of $1,668,000), the proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the term loan under the 2016 Loan Agreement (partially offset by debt issuance costs of $56,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the outstanding existing indebtedness of $4,833,000.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of June 30, 2017, our contractual obligations are as follows (in thousands):

		Less than				More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years		5 Years
Non-cancellable operating lease obligations	$1,004	$498	$506	$		$-
Debt obligations (including interest)	33,675	1,757	3,739		18,860	9,319
Total	$34,679	$2,255	$4,245		$18,860	$9,319

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended in September 2016, commenced in March 2012 and will terminate in March 2018.

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced on June 1, 2017 and will terminate in May 2020.

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The new credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility, based on the achievement of certain revenue and market capitalization milestones. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $20,080,000 as of June 30, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 16, 2017, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the six months ended June 30, 2017.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, ‘Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibilty criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

On May 19, 2017, the Company issued 35,000 shares of its common stock at a value of $7.42 per share, or an aggregate value of approximately $260,000, in connection with intellectual property rights. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), which exempts transactions by an issuer not involving any public offering.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

On May 22, 2017, in connection with the 2017 Loan Agreement, the Company issued two 10 year warrants to CRG to purchase up to an aggregate of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these warrants, which exempts transactions by an issuer not involving any public offering. These warrants were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Use of Proceeds

Not applicable.

Issuer Repurchases of Company Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.                 Exhibits.

Exhibit Number	Document

3.1(1)	Certificate of Conversion for Delaware

3.1.1(1)	Certificate of Incorporation

3.1.2(2)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(1)	Bylaws

4.1(3)	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III - Parallel Fund "A" L.P.

4.2(3)	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III L.P.

10.1(4)	Term Loan Agreement, dated May 22, 2017, among Viveve Medical, Inc., Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders.

10.2(3)	Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC.

10.3(3)	Patent and Trademark Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 1, 2017.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on May 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2017	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer