Form 10-Q
period 2017-09-30
VIVEVE MEDICAL, INC.
filed 2017-11-08
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

 As of November 7, 2017 the issuer had 19,426,415 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,207	$8,086
Accounts receivable	4,833	2,091
Inventory	1,903	2,687
Prepaid expenses and other current assets	3,217	1,066
Total current assets	29,160	13,930
Property and equipment, net	1,337	483
Investment in limited liability company	2,500	-
Other assets	112	136
Total assets	$33,109	$14,549
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,569	$3,086
Accrued liabilities	3,933	2,186
Note payable, current portion	-	1,867
Total current liabilities	7,502	7,139
Note payable, noncurrent portion	18,665	7,762
Other noncurrent liabilities	77	53
Total liabilities	26,244	14,954
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 19,418,531 and 10,661,201 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	102,220	68,216
Accumulated deficit	(95,357)	(68,622)
Total stockholders’ equity (deficit)	6,865	(405)
Total liabilities and stockholders’ equity (deficit)	$33,109	$14,549

(1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$4,070	$1,849	$10,187	$4,689
Cost of revenue	2,059	1,158	5,515	3,116
Gross profit	2,011	691	4,672	1,573

Operating expenses:
Research and development	3,464	2,054	9,292	6,313
Selling, general and administrative	7,369	3,272	19,681	8,435
Total operating expenses	10,833	5,326	28,973	14,748
Loss from operations	(8,822)	(4,635)	(24,301)	(13,175)
Interest expense, net	(777)	(221)	(2,385)	(1,094)
Other expense, net	(16)	(13)	(49)	(22)
Comprehensive and net loss	$(9,615)	$(4,869)	$(26,735)	$(14,291)

Net loss per share:
Basic and diluted	$(0.50)	$(0.46)	$(1.59)	$(1.63)

Weighted average shares used in computing net loss per common share
Basic and diluted	19,408,920	10,630,468	16,843,706	8,741,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,735)	$(14,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	78
Stock-based compensation	1,314	662
Fair value of common stock issued	260	-
Fair value of warrants issued	-	162
Non-cash interest expense	762	422
Changes in assets and liabilities:
Accounts receivable	(2,742)	(1,214)
Inventory	422	76
Prepaid expenses and other current assets	(2,151)	(70)
Other noncurrent assets	24	5
Accounts payable	483	1,045
Accrued and other liabilities	1,747	931
Other noncurrent liabilities	24	-
Net cash used in operating activities	(26,274)	(12,194)

Cash flows from investing activities:
Investment in limited liability company	(2,500)	-
Purchase of property and equipment	(810)	(224)
Net cash used in investing activities	(3,310)	(224)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	31,440	13,886
Proceeds from note payable	19,214	9,910
Repayments of note payable	(10,000)	(4,833)
Proceeds from exercise of warrant	20	92
Proceeds from exercise of stock options	31	14
Net cash provided by financing activities	40,705	19,069
Net increase in cash and cash equivalents	11,121	6,651

Cash and cash equivalents - beginning of period	8,086	7,360
Cash and cash equivalents - end of period	$19,207	$14,011

Supplemental disclosure:
Cash paid for interest	$1,619	$636
Cash paid for income taxes	$-	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$940	$350
Net transfer of equipment from inventory to property and equipment	$362	$60
Issuance of note payable in settlement of accrued interest	$285	$-
Restricted stock awards granted to employees for 2015 accrued bonuses	$-	$246

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 16, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future interim period.

Liquidity

Since inception we have funded our operations primarily through sales of common and preferred stock and borrowing arrangements. We have incurred net losses since our inception, and as of September 30, 2017 have an accumulated deficit of approximately $95.4 million. We expect to continue to incur operating losses and negative cash flows from operations through the foreseeable future. Due to the proceeds received from the March 2017 Offering, the loan proceeds received and the additional funding expected to be received under the Company’s debt facility (see Note 6) and our forecasted operating results, management believes that the substantial doubt about the Company’s ability to continue as a going concern, which existed as of the date of filing our Annual Report on Form 10-K for the year ended December 31, 2016, is no longer present. In the future, we expect to require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities; however, we may not be able to timely secure additional debt or equity financing or raise additional capital in the public markets on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $19.2 million and $10.0 million of additional borrowing capacity under our debt facility.

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

In the U.S., the Company sells its products primarily through a direct sales force to health care practitioners. Outside the U.S., the Company sells through an extensive network of distribution partners. During the three months ended September 30, 2017, two distributors together accounted for 38% of the Company’s revenue. During the three months ended September 30, 2016, two distributors together accounted for 89% of the Company’s revenue. During the nine months ended September 30, 2017, three distributors together accounted for 38% of the Company’s revenue. During the nine months ended September 30, 2016, three distributors together accounted for 83% of the revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017, three distributors, collectively, accounted for 53% of total accounts receivable. As of December 31, 2016, three distributors, collectively, accounted for 81% of total accounts receivable.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in equity in earnings of unconsolidated affiliates on the condensed consolidated statements of operations.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three and nine months ended September 30, 2017, no impairment charges have been recorded.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2017 and 2016, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Nine Months Ended
	September 30,
	2017	2016

Stock options to purchase common stock	2,489,979	1,315,808
Warrants to purchase common stock	642,622	425,274
Restricted common stock awards	-	64,405

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

The Company has set up a team for the implementation of the new revenue recognition accounting standard. Based on preliminary analysis, the Company expects that the new standard will not significantly impact the recognition of product sales given their point of sale nature. The Company is still in the process of evaluating its arrangements. The Company will adopt this new standard effective January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method as of the adoption date. The Company has not yet selected a transition method and is still finalizing the analysis to quantify the adoption impact of the provisions of this guidance on its condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2017 and December 31, 2016 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

4.        Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it, but has the ability to exercise significant influence over it. The Company’s allocated portion of ICM’s results of operations for the three and nine months ended September 30, 2017 was immaterial.

5.        Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Accrued professional fees	$1,185	$483
Accrued bonuses	873	1,102
Accrued sales commission	592	115
Accrued payroll and other related expenses	458	274
Accrued interest	436	65
Accrued sales & use tax	180	39
Other accruals	209	108
Total accrued liabilities	$3,933	$2,186

6.        Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.50%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the nine months ended September 30, 2017, the Company paid interest in-kind of $285,000 which was added to the total outstanding principal loan amount as of September 30, 2017. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of September 30, 2017, the amount of interest accrued was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of September 30, 2017, the Company was in compliance with all covenants.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 8).

As of September 30, 2017, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2017 (remaining 3 months)	$441
2018	1,793
2019	1,867
2020	1,949
2021	11,204
Thereafter	17,154
Total payments	34,408
Less: Amount representing interest	(14,123)
Present value of obligations	20,285
Less: Unamortized debt discount	(1,620)
Note payable, noncurrent portion	$18,665

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

Rent expense for the three months ended September 30, 2017 and 2016 was $138,000 and $55,000, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $305,000 and $164,000, respectively.

 As of September 30, 2017, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2017 (remaining 3 months)	$145
2018	338
2019	264
2020	112
Total minimum lease payments	$859

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

Warrants for Common Stock

As of September 30, 2017, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the Loan and Security Agreement entered into on September 30, 2014, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank), the Company issued a warrant to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The fair value of the warrant was recorded as debt issuance costs, presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2016. During the three and nine months ended September 30, 2016, the Company recorded zero and $387,000, respectively, of interest expense relating to the debt issuance costs. The warrant was exercised on a cashless basis in August 2016 and 17,295 net shares were issued.

In conjunction with the second amendment to the 2014 Loan Agreement in May 2015, the Company issued a warrant to the lender to purchase a total of 3,125 shares of common stock at an exercise price of $2.96 per share. The debt issuance costs for this warrant were fully amortized as of September 30, 2015. The warrant was exercised on a cashless basis in July 2016 and 885 net shares of common stock were issued.

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the condensed consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the term loan made in connection with the 2017 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the three months ended June 30, 2017. During the three and nine months ended September 30, 2017, the Company recorded zero and $371,000 respectively, of interest expense relating to the debt issuance costs. During the three and nine months ended September 30, 2016, the Company recorded $35,000 interest expense relating to the debt issuance costs. As of September 30, 2017, the unamortized debt discount related to the 2016 Loan Agreement was zero.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $786,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs will be amortized to interest expense over the loan term. During the three and nine months ended September 30, 2017, the Company recorded $68,000 and $106,000 of interest expense relating to the debt issuance costs using the effective interest method. As of September 30, 2017, the unamortized debt discount was $1,620,000.

A total of 4,701 and 25,268 shares, issuable pursuant to warrants issued in connection with a private offering on September 30, 2014, were issued in connection with the exercise of warrants during the nine months ended September 30, 2017 and 2016, respectively.

No shares issuable pursuant to warrants have been cancelled during the nine months ended September 30, 2017. A total of 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled during the nine months ended September 30, 2016 as the milestones related to these shares were not achieved.

The stock-based compensation expense related to warrants issued was zero for both the three months ended September 30, 2017 and 2016. The stock-based compensation expense related to warrants issued was zero and $162,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

There are currently no outstanding stock option awards issued from the 2005 Plan and no shares are available for future awards.

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 5.13 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision to the 2013 Plan which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available for awards under the 2013 Plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. On August 15, 2017, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 2,523,209 shares to a total of 4,000,000 shares.

As of September 30, 2017, there are outstanding stock option awards issued from the 2013 Plan covering a total of 2,451,601 shares of the Company’s common stock and there remain reserved for future awards 1,408,655 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.80 per share, and the remaining contractual term is 8.76 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2017
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	1,909,764	$6.19	9.12	$211,396
Options granted	739,985	$5.86
Options exercised	(7,730)	$4.02
Options cancelled	(152,040)	$9.82
Options outstanding, end of period	2,489,979	$5.88	8.70	$387,178

Vested and exercisable and expected to vest, end of period	2,337,350	$5.88	8.67	$369,478

Vested and exercisable, end of period	734,721	$5.90	7.81	$162,632

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2017.

The options outstanding and exercisable as of September 30, 2017 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2017	Price	Term (Years)	September 30, 2017	Price

	$2.64		12,500	$2.64	7.62	7,553	$2.64
$3.68	-	$3.76	66,876	$3.76	7.35	43,191	$3.76
$4.46	-	$4.92	400,329	$4.63	8.25	161,941	$4.77
	$5.22		567,679	$5.22	9.20	108,555	$5.22
$5.58	-	$5.67	254,000	$5.62	9.93	-	$-
	$6.00		557,753	$6.00	8.22	244,023	$6.00
$6.24	-	$6.61	150,639	$6.44	8.21	45,574	$6.34
$7.00	-	$7.92	441,825	$7.65	9.10	85,506	$7.72
	$9.92		38,135	$9.92	5.14	38,135	$9.92
$56.00	-	$296.00	243	$100.46	3.21	243	$100.46
			2,489,979	$5.88	8.70	734,721	$5.90

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

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of September 30, 2017, 25,000 shares were vested and issued.

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

In September 2017, the Company granted RSAs for 6,947 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.58 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 6,947 shares of common stock were issued.

There were zero shares of common stock underlying RSAs as of September 30, 2017.

2017 Employee Stock Purchase Plan

In August 2017, the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company reserved a total of 400,000 shares of common stock for issuance under the 2017 ESPP. Eligible employees may purchase shares of common stock through periodic payroll deductions, with a maximum purchase of 2,000 shares of common stock in any offering period. The price of common stock purchased under the 2017 ESPP is equal to 85% of the lesser of the fair market value of common stock on the first or last day of the offering period. Each offering period is for a period of three months. The first offering period under the 2017 ESPP began on October 1, 2017 and will end on December 31, 2017.

Stock-Based Compensation

During the three months ended September 30, 2017 and 2016, the Company granted stock options to employees to purchase 305,000 and 220,915 shares of common stock with a weighted average grant date fair value of $3.19 and $3.58 per share, respectively. During the nine months ended September 30, 2017 and 2016, the Company granted stock options to employees to purchase 720,110 and 378,932 shares of common stock with a weighted average grant date fair value of $2.83 and $3.54 per share, respectively. A total of 7,730 and 3,020 shares pursuant to stock options issued to employees were exercised in the nine months ended September 30, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $31,000 and $5,000, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Expected term (in years)	5	5	5	5
Average volatility	64%	46%	55%	54%
Risk-free interest rate	1.73%	1.14%	1.83%	1.31%
Dividend yield	0%	0%	0%	0%

During the three and nine months ended September 30, 2017, the Company granted stock options to nonemployees to purchase 14,000 and 19,875 shares of common stock with a weighted average grant date fair value of $3.66 and $4.09, respectively. During the three and nine months ended September 30, 2016, the Company granted stock options to nonemployees to purchase 50,000 shares of common stock with a with weighted average grant date fair value of $4.81. There were no stock options exercised by nonemployees during the nine months ended September 30, 2017 and 2016.

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of revenue	$5	$-	$12	$-
Research and development	62	31	170	80
Selling, general and administrative	420	241	1,132	582
Total	$487	$272	$1,314	$662

As of September 30, 2017, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,400,000. These costs are expected to be recognized over a period of approximately 2.86 years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2017 and 2016. The Company expects that its effective tax rate for the full year 2017 will be 0%.

11.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2017, the Company has purchased 465 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $2,620,000 and $1,816,000 for goods and services during the three months ended September 30, 2017 and 2016, respectively, and $6,326,000 and $3,976,000 for the nine months ended September 30, 2017 and 2016, respectively The amounts due to Stellartech for accounts payable as of September 30, 2017 and December 31, 2016 were $781,000 and $1,297,000, respectively.

In connection with the Distributorship Agreement entered into with ICM, the Company also entered into a Membership Unit Subscription Agreement with ICM and the Company invested $2,500,000 in ICM (see Note 4). In conjunction with the Distributorship Agreement, the Company’s purchases of products from ICM has not been material during the three and nine months ended September 30, 2017.

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

We design, develop, manufacture and market a medical device for the non-invasive treatment of vaginal laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that we refer to as Geneveve™, which includes a radio frequency (RF) generator, which we refer to as the Viveve System, single-use treatment tips and other ancillary disposables. Currently, Geneveve is cleared for marketing in 60 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for coagulation and hemostasis	3 (including the U.S.)
For treatment of vaginal laxity	41
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	15
For vaginal rejuvenation	1

In the U.S., Geneveve is indicated for use in general surgical procedures for coagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of September 30, 2017, we have sold 364 Viveve Systems and approximately 12,250 single-use treatment tips.

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

Recent Events

2017 Employee Stock Purchase Plan

At the Company’s annual meeting of the stockholders held on August 15, 2017, the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). It is the Company’s intention that the 2017 ESPP qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Shares Subject to the Plan. An aggregate of 400,000 shares has been reserved and available for issuance under the 2017 ESPP.

Plan Administration. The 2017 ESPP is administered by the compensation committee of the board of directors.

Eligibility. Employees of the Company and its U.S. subsidiary are eligible to participate in the 2017 ESPP so long as the employee is employed for more than 20 hours a week and has completed at least six months of employment on the first day of the applicable offering period. No person who owns or holds, or as a result of participation in the 2017 ESPP would own or hold, common stock or options to purchase common stock, that together equal to 5% or more of total outstanding common stock is entitled to participate in the 2017 ESPP. No employee may exercise an option granted under the 2017 ESPP that permits the employee to purchase common stock of the Company having a value of more than $25,000 (determined using the fair market value of the stock at the time such option is granted) in any calendar year.

Participation and Payroll Deductions. Participation in the 2017 ESPP is limited to eligible employees. Eligible employees may authorize payroll deductions, with a minimum of 1% of base pay and a maximum of 15% of base pay. There are currently approximately 40 employees who will be eligible to participate in the 2017 ESPP. Once an employee becomes a participant in the 2017 ESPP, that employee will automatically participate in successive offering periods until such time as that employee withdraws from the 2017 ESPP, becomes ineligible to participate in the 2017 ESPP, or his or her employment ceases.

Offering Periods. Each offering of common stock under the 2017 ESPP is for a period of three months, which is referred to as the “offering period.” The first offering period under the 2017 ESPP began on October 1, 2017 and will end on December 31, 2017. Subsequent offerings under the 2017 ESPP will generally begin on the first business day occurring on or after each January 1st, April 1st, July 1st and October 1st and will end on the last business day occurring on or before the following March 31st, June 30th, September 30th and December 31st, respectively. Shares are purchased on the last business day of each offering period, with that day being referred to as an “exercise date.”

Exercise Price. On the first day of an offering period, employees participating in that offering period will receive an option to purchase shares of our common stock. On the exercise date of each offering period, the employee is deemed to have exercised the option, at the exercise price, to the extent of accumulated payroll deductions. The option exercise price is equal to the lesser of (i) 85% the fair market value per share of our common stock on the first day of the offering period or (ii) 85% of the fair market value per share of our common stock on the exercise date. The maximum number of shares of common stock that may be issued to any employee under the 2017 ESPP in any offering period is 2,000. If an employee is no longer a participant on an exercise date, the employee’s option will be automatically terminated, and the amount of the employee’s accumulated payroll deductions will be refunded.

Terms of Participation. A participant may not increase or decrease the amount of his or her payroll deductions during any offering period but may increase or decrease his or her payroll deduction with respect to the next offering period by completing a new enrollment form within the period beginning on the first day of the month before the first day of such offering period and ending on the 14th day of the month before the first day of such offering period. A participant may withdraw from an offering period at any time without affecting his or her eligibility to participate in future offering periods. If a participant withdraws from an offering period, that participant may not again participate in the same offering period, but may enroll in subsequent offering periods. An employee’s withdrawal will be effective as of the business day following the employee’s delivery of written notice of withdrawal under the 2017 ESPP.

Term; Amendments and Termination. The 2017 ESPP will continue until terminated by the board of directors. Upon termination of the 2017 ESPP, all amounts in the accounts of participating employees will be refunded.

Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals. The products to be distributed by the Company include ICM’s InTone™, InToneMV™, ApexM™, and Intensity™ products.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets and is accounted for under the equity method.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash, additional borrowing capacity under our debt facility, and our forecasted operating results will be sufficient to fund our activities for at least the next 12 months; however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearances or approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$4,070	$1,849	$2,221	120%

We recorded revenue of $4,070,000 for the three months ended September 30, 2017, compared to revenue of $1,849,000 for the three months ended September 30, 2016, an increase of $2,221,000, or  approximately 120%. The increase in revenue was primarily due to sales of 60 Viveve Systems (which included 47 Viveve Systems sold in the U.S. market through direct sales), higher quantities of disposable treatment tips and other ancillary consumables in the third quarter of 2017. Sales in the third quarter of 2016 included 47 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

Gross profit

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$2,011	$691	$1,320	191%

Gross profit was $2,011,000, or 49% of revenue, for the three months ended September 30, 2017, compared to a gross profit of $691,000, or 37% of revenue, for the three months ended September 30, 2016, an increase of $1,320,000, or approximately 191%. The increase in gross profit was primarily due to sales of 60 Viveve Systems in the third quarter of 2017, which included 47 Viveve Systems sold in the U.S. market through direct sales. Sales in the third quarter of 2016 included 47 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$3,464	$2,054	$1,410	69%

Research and development expenses totaled $3,464,000 for the three months ended September 30, 2017, compared to research and development expense of $2,054,000 for the three months ended September 30, 2016, an increase of $1,410,000, or approximately 69%. Spending on research and development increased in the three months ended September 30, 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended September 30, 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$7,369	$3,272	$4,097	125%

Selling, general and administrative expenses totaled $7,369,000 for the three months ended September 30, 2017, compared to $3,272,000 for the three months ended September 30, 2016, an increase of $4,097,000, or approximately 125%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Interest expense, net	$777	$221	$556	252%

During the three months ended September 30, 2017, we had interest expense, net of $777,000, compared to $221,000 for the three months ended September 30, 2016. The increase of $556,000, or approximately 252%, resulted primarily from the additional interest expense in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the previous term loan under the 2016 Loan Agreement.

Other expense, net

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Other expense, net	$16	$13	$3	23%

During the three months ended September 30, 2017, we had other expense, net, of $16,000, compared to $13,000 for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$10,187	$4,689	$5,498	117%

We recorded revenue of $10,187,000 for the nine months ended September 30, 2017, compared to revenue of $4,689,000 for the nine months ended September 30, 2016, an increase of $5,498,000, or approximately 117%. The increase in revenue was primarily due to sales of 147 Viveve Systems (which included 103 Viveve Systems sold in the U.S. market through direct sales), disposable treatment tips and other ancillary consumables in the nine months ended September 30, 2017. Sales in the nine months ended September 30, 2016 included 120 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

Gross profit

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$4,672	$1,573	$3,099	197%

Gross profit was $4,672,000, or 46% of revenue, for the nine months ended September 30, 2017, compared to a gross profit of $1,573,000, or 34% of revenue, for the nine months ended September 30, 2016, an increase of $3,099,000, or approximately 197%. The increase in gross profit was primarily due to sales of 147 Viveve Systems in the nine months ended September 30, 2017, which included 103 Viveve Systems sold in the U.S. market through direct sales. Sales in the nine months ended September 30, 2016 included 120 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold entirely outside the U.S. to our distribution partners.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$9,292	$6,313	$2,979	47%

Research and development expenses totaled $9,292,000 for the nine months ended September 30, 2017, compared to research and development expense of $6,313,000 for the nine months ended September 30, 2016, an increase of $2,979,000, or approximately 47%. Spending on research and development increased in the nine months ended September 30, 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the nine months ended September 30, 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$19,681	$8,435	$11,246	133%

Selling, general and administrative expenses totaled $19,681,000 for the nine months ended September 30, 2017, compared to $8,435,000 for the nine months ended September 30, 2016, an increase of $11,246,000 or approximately 133%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

 Interest expense, net

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Interest expense, net	$2,385	$1,094	$1,291	118%

During the nine months ended September 30, 2017, we had interest expense, net of $2,385,000, compared to $1,094,000 for the nine months ended September 30, 2016. The increase of $1,291,000, or approximately 118%, resulted primarily from the additional interest expense in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement, and interest expense under the 2017 Loan Agreement, which was computed on a higher loan balance compared to the pervious term loan under the 2016 Loan Agreement.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Other expense, net	$49	$22	$27	123%

During the nine months ended September 30, 2017, we had other expense, net, of $49,000, compared to $22,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2017 and 2016

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, loans from related parties and bank term loans. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our cash, additional borrowing capacity under our debt facility, and our forecasted operating results will be sufficient to fund our activities for the next 12 months, however, we will continue to require funds to fully implement our plan of operation.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Net cash used in operating activities	$(26,274)	$(12,194)
Net cash used in investing activities	(3,310)	(224)
Net cash provided by financing activities	40,705	19,069
Net increase in cash and cash equivalents	$11,121	$6,651

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $26,274,000 for the nine months ended September 30, 2017 compared to $12,194,000 used for the nine months ended September 30, 2016. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2017 consisted of a net loss of $26,735,000 adjusted for non-cash expenses including depreciation and amortization of $318,000, stock-based compensation of $1,314,000, fair value of common stock issued of $260,000, non-cash interest expense of $762,000, and cash outflows from changes in operating assets and liabilities of $2,193,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2,742,000 and an increase in prepaid expenses and other current assets of $2,151,000, partially offset by a decrease in inventory of $422,000, an increase of accounts payable of $483,000 and an increase in accrued and other liabilities of $1,747,000. Net cash used during the nine months ended September 30, 2016 consisted of a net loss of $14,291,000 adjusted for non-cash expenses including depreciation and amortization of $78,000, stock-based compensation of $662,000, fair value of warrants issued to service providers (primarily related to nonemployee contractors) of $162,000, and non-cash interest expense of $422,000, and cash inflows from changes in operating assets and liabilities of $773,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 and 2016 was $3,310,000 and $224,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2017 was used for the $2,500,000 equity investment in ICM and the purchase of property and equipment. During the nine months ended September 30, 2016, net cash used in investing activities was due to the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $40,705,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $3,060,000), the proceeds of $20,000,000 from the drawdown of funds under the 2017 Loan Agreement (partially offset by debt issuance costs of $786,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the term loan under the 2016 Loan Agreement of $10,000,000. Net cash provided by financing activities during the nine months ended September 30, 2016 was $19,069,000, which was primarily the result of the gross proceeds of $15,525,000 from our June 2016 Offering (partially offset by transaction costs of $1,639,000), the proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the term loan under the 2016 Loan Agreement (partially offset by debt issuance costs of $90,000), and proceeds from the exercise of warrants and stock options $106,000, partially offset by the repayment of the outstanding existing indebtedness of $4,833,000.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of September 30, 2017, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$859	$418	$441	$-	$-
Debt obligations (including interest)	34,408	1,775	3,778	21,568	7,287
Total	$35,267	$2,193	$4,219	$21,568	$7,287

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The new credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility, based on the achievement of certain revenue and market capitalization milestones. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $20,285,000 as of September 30, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 16, 2017, for a more complete description of our significant accounting policies. With the exception of the accounting policy for Investments in Unconsolidated Affiliates described below, there have been no material changes to the significant accounting policies during the nine months ended September 30, 2017.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in equity in earnings of unconsolidated affiliates on the consolidated statements of income.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three and nine months ended September 30, 2017, no impairment charges have been recorded.

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

We have set up a team for the implementation of the new revenue recognition accounting standard. Based on preliminary analysis, we expect that the new standard will not significantly impact the recognition of product sales given their point of sale nature. We are still in the process of evaluating our arrangements. We will adopt this new standard effective January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method as of the adoption date. We have not yet selected a transition method and are still finalizing the analysis to quantify the adoption impact of the provisions of this guidance on our condensed consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Issuer Repurchases of Company Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.                 Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware

3.1.2(2)	Amended and Restated Certificate of Incorporation

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(2)	Amended and Restated Bylaws

10.1*#	Exclusive Distributorship Agreement, dated August 8, 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC.

10.2*#	Membership Subscription Agreement, dated August 1, 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

 # Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2017	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer