Form 10-K
period 2017-12-31
VIVEVE MEDICAL, INC.
filed 2018-03-16
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant's telephone number, including area code: (720)-696-8100

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The Nasdaq Capital Market on such date, was approximately $93,750,710.

Number of shares outstanding of the Registrant’s common stock, as of March 8, 2018: 31,233,972

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Viveve designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar RadioFrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, that collectively, we refer to as the Viveve System®. The Viveve System is currently being marketed around the world (outside of the United States) for the non-invasive treatment of various post-partum conditions including vaginal introital laxity, for improved sexual function, and for vaginal rejuvenation, depending on the relevant country-specific clearance or approval, that we refer to as the Geneveve™ treatment.

At this time, the Viveve System is indicated for use and being marketed for use in general surgical procedures for electrocoagulation and hemostasis in the United States, but the device has not been cleared or approved for use for the treatment of vaginal laxity, to improve sexual function, or for vaginal rejuvenation in the United States. Accordingly, the Company is prohibited under current U.S. regulations from promoting it to physicians or consumers for these unapproved uses.

We believe the Viveve System, that delivers the Geneveve treatment, provides a number of benefits for physicians and patients, including:

●	a safe, minimally-invasive, non-ablative alternative to surgery;
●	it requires only a single treatment;
●	compelling physician economics; and
●	ease of use.

In North America, which includes the U.S. and Canada, the Viveve System is sold through a direct sales force. In most other regions, we market and sell through an extensive network of distribution partners.

Currently, the Viveve System is cleared for marketing in 62 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	3	(including the U.S.)
For treatment of vaginal laxity	41
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	17
For vaginal rejuvenation	1

The Viveve System is comprised of three main components: a radiofrequency generator housed in a table-top console; a reusable handpiece; and a single-use treatment tip. Single-use accessories (e.g. RF return pad, coupling fluid), a foot pedal and a cryogen canister that can be used for approximately four to five procedures are also included with the System. Practitioners attach the single-use treatment tip to the handpiece. The generator then authenticates the treatment tip and programs the system for the desired treatment without further physician intervention. The treatment is performed in a physician’s office and does not require the use of anesthesia. The tissue remodeling effect resulting from the Geneveve treatment has been demonstrated by our pre-clinical and clinical research.

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Broadening the conditions we treat through robust clinical trials and regulatory label expansion. In addition to pursuing clearance/approval in the U.S. for the improvement of sexual function, we intend to conduct several clinical trials, and if successful, submit for regulatory clearance/approval in the U.S. and abroad for mild-to-moderate stress urinary incontinence and potentially vulvovaginal atrophy.

●

Increasing the Number of Installed Base of Viveve Systems. In our existing markets, we plan to (i) expand the number of Viveve Systems by leveraging our current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permissible by law, and (ii) expand our efforts and obtain regulatory approvals in additional markets, although there are no assurances that we will ever receive such approvals.

●

Driving Increased Treatment Tip Usage. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients, where permitted by law. We intend to launch innovative marketing programs with physician customers to develop a profitable Geneveve practice. In addition, we plan to incorporate practice development managers into our sales organization to support our physician customers.

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

●

Investing in Intellectual Property and Patent Protection. We will continue to defend and invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights.

As of December 31, 2017, we have sold 444 Viveve Systems and approximately 14,875 single-use treatment tips in countries outside of the U.S.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System and its Geneveve treatment as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity, depending on the relevant country-specific clearance or approval. We are currently located at 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80206 and our telephone number is (720) 696-8100. We relocated the corporate headquarters to Englewood, Colorado in June of 2017 as discussed in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

Our Products

The Viveve System

The Viveve System is comprised of three main components: a radiofrequency generator housed in a table-top console; a reusable handpiece; and a single-use treatment tip. Single-use accessories (e.g. RF return pad, coupling fluid), a foot pedal and cryogen canister for approximately four to five procedures also included with System. Physicians or medical practitioners attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired Geneveve treatment without further physician intervention.

●

Radiofrequency Generator. The generator produces a six-megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the console’s built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved, in conjunction with the generator, through the delivery of a coolant that helps to cool and protect the mucosa during a procedure.

●

Handpiece. The reusable handpiece holds the treatment tip in place and processes information about temperature, contact, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of coolant, which protects the mucosal surface.

●

Treatment Tip. The single-use treatment tip is available in two sizes and comes pre-sterilized. Each treatment tip contains a proprietary internal EEPROM or Electrically Erasable Programmable Read-Only Memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety. To enhance procedural safety, we have programmed the EEPROM for single-use treatments. Using the same treatment tip to perform multiple procedures could result in injury, therefore, the EEPROM disables the treatment tip after a pre-programmed number of pulses to ensure that the treatment tip is not reused.

The Viveve System also includes other consumable components. The console houses a canister of coolant that can be used for approximately four to five procedures. Each procedure requires a new return pad, which is typically adhered to the patient’s thigh or buttocks to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary single-use bottles of coupling fluid, a viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

Technology Platform - Cryogen-cooled Monopolar Radiofrequency (CMRF)

The Viveve System uses a patented and proprietary method of delivering monopolar radiofrequency (RF) energy for treating tissue:

●

Monopolar Radiofrequency Energy. Monopolar RF delivery uses an active electrode applied to the target tissue and a passive return electrode adhered to the patient’s thigh or buttocks. RF current is concentrated where the active electrode touches the body and expands as it is drawn through progressively deeper layers of tissue toward the return electrode. Providing both precise placement and deep energy penetration, the monopolar arrangement draws higher levels of therapeutic energy into deeper tissue layers than competing bipolar arrangements that rely on passive dispersion of current passing between two closely spaced electrodes on the tissue surface.

●

Capacitive Coupling Mechanism of Action for Collagen Heating. Our single-use Viveve treatment tip contains patented technology that uses monopolar RF energy as a controlled tissue heating source through the use of a non-conducting material, known as a dielectric. Capacitive coupling is the use of the dielectric to create an electric field in the area where the treatment tip touches the body. The electric field induces a current within the surrounding tissue, resulting in volumetric heating of the tissue due to the tissue’s natural resistance to electrical current flow. Collagen is an efficient conductor of electricity and therefore acts as a pathway for the electric current. This process results in heating of the fibrous septae, the strands of collagen fibers that permeate tissues and connect the outer mucosal layer to the underlying muscle. Delivery of heat to the fibrous septae located in deeper layers of the tissue shrinks and shortens them, resulting in tightening of the mucosal tissue. Over one to three months, as part of the body’s natural response to the activation of fibroblasts that results from the application of low-energy hyperthermic RF energy, damaged collagen is reorganized into stronger, tighter bundles and can be supplemented with new collagen. This renewal of the tissue support matrix leads to improved tissue integrity and function.

The Viveve System also uses a proprietary, controlled cryogen surface cooling that enables deep volumetric heating of vaginal tissue:

●

Reverse Thermal Gradient. With radiofrequency delivery, it is typical to expect higher temperatures closest to the surface electrode and a comparatively lower temperature distal to the electrode. However, with the Viveve System the opposite is true, hence a “reverse” thermal gradient. Maintaining a well-cooled, protected surface allows our treatment tips to safely remain on the tissue longer, allowing an optimal amount of RF energy penetration into the deeper tissue layers, while helping to ensure a comfortable patient experience.

●

Algorithmically-controlled Cryogen Delivery. The Viveve System software actively monitors the temperature of the surface tissue and delivers the appropriate amount of cryogen necessary to keep the surface near normal body temperature. It does so consistently, automatically and completely independently of the actions of the operator, providing an important built-in safety mechanism to protect the delicate surface of vaginal tissue.

Market Overview

Overview of Vaginal Laxity and Sexual Function

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

2 Lukes A, Kingsberg S. OB/GYNs Attitudes and Perceptions Regarding Sexual Health of Patients After Delivery. Poster at ISSWSH Annual Meeting. 2010.

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

●

Physician Survey: An OB/GYN marketing survey was conducted by OB/GYN Alliance with nearly 525 practicing OB/GYNs from across the U.S. The objectives of the study were to: obtain insights from physicians on physical changes resulting from childbirth and the corresponding sexual health implications for patients; understand the perceptions and opinions of OB/GYN physicians on a procedure that could be offered to address vaginal laxity following childbirth; and gain an understanding of whom the early adopters may be of the Geneveve treatment.

●

Consumer Survey: In a consumer marketing survey conducted by Q&A Research, 421 women were screened for vaginal delivery, age (25-55), income, education and other factors. The objectives of the survey were to assess the need for the Geneveve treatment and better understand the complexity of emotions and the psychological profile of women who experience, but do not discuss, vaginal changes post childbirth.

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

Applying U.S. census data, CDC Vital Statistics data and our projections from these studies, we estimate there are approximately 9 million post-partum women who are potential candidates for this procedure in the U.S. alone, approximately 4.5 million of whom could be early adopters of Geneveve for vaginal laxity or sexual function.

In 2012, we conducted a similar consumer study in Japan and Canada in order to understand cultural differences that may exist towards vaginal laxity and the Geneveve treatment. The results corroborated our U.S. survey conclusions. Applying World Health Organization census data as well as data from individual countries, we estimate there are 25-30 million women outside the U.S. that could be early adopters of the Geneveve treatment for vaginal laxity or sexual function.

In January 2018, we sponsored a survey of 1,500 women in Great Britain having had a vaginal delivery, and nearly half (48%) worried before having a child about physical changes in their body from childbirth affecting their sex life; this increased to 67% of women in the age range of 25-34. Approximately 4 in 10 (38% overall, 44% ages 25-34) have experienced vaginal tissue changes impacting their physical sensation during sex, with the most common impacts consisting of feeling less confident overall, feeling embarrassed and self-conscious, and feeling less enjoyment or intimacy with their partner.

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

The Viveve Solution

We believe that the Viveve System provides a compelling, clinically proven, safe, non-invasive treatment for vaginal laxity and improvement of sexual function. Geneveve is conducted on an outpatient basis in a physician’s office. The procedure typically takes less than 30 minutes and does not require any form of anesthesia. To perform the procedure, a physician or nurse attaches the single-use treatment tip to the handpiece. As described above, the return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication. The area from the 1:00 o’clock position to the 11:00 o’clock position just inside the hymenal ring is treated using the Viveve treatment tip by delivering a three-phased pulse: Phase 1 – cooling, Phase 2 – 90 Joules/cm2 of RF energy, and Phase 3 – cooling. Each pulse lasts approximately eight seconds. The Viveve treatment tip is then repositioned in an overlapping fashion clockwise and the three-phased treatment pulse is repeated. The entire circumferential treatment area from the 1:00 o’clock position to the 11:00 o’clock position is treated five times with overlapping pulses. Treatment of the urethral area is avoided. During the treatment procedure patients are expected to feel a sensation of warmth when the RF phase is delivered and a cooling sensation when the cooling phases are delivered. Based on our current clinical results, Geneveve is only required once, with efficacy lasting for at least 12 months.

Benefits of the Geneveve Treatment

The Geneveve treatment provides a number of benefits for physicians and patients:

●

Minimally-Invasive, Non-Ablative Alternative to Surgery with No Identified Safety Issues. Geneveve has been used to treat over 200 clinical study patients and physicians have treated more than 7,000 patients with Geneveve as of the date of this report. The procedure is non-invasive and offers an alternative to surgery at a much lower price with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal or sub-mucosal tissue or require any form of anesthesia.

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

●

Ease of Use. The Viveve System offers an easy-to-use, straightforward user interface that allows a trained physician or nurse ((where permitted by law) to perform the treatment in less than 30 minutes. It provides real-time feedback and the patient can be monitored during the treatment. The handpiece and single-use treatment tip are designed with a small profile for accurate placement during treatment, comfort and ease of use.

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat certain vaginal conditions by:

Broadening the conditions we treat through robust clinical trials and regulatory label expansion. In additional to pursuing clearance/approval in the U.S. for the improvement of sexual function, we intend to conduct several clinical trials, and if successful, submit for regulatory clearance/approval in the U.S. and abroad for mild-to-moderate stress urinary incontinence and potentially vulvovaginal atrophy.

Increasing the Installed Base of the Viveve System. In our existing markets, we plan to expand the number of Viveve System users by leveraging our current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permitted by law. As a condition that has historically had no viable, non-invasive solutions, we intend to focus much of our marketing effort on physician and patient education. Further, we intend to expand the number of regulatory approvals both internationally and in the U.S., to further increase the areas in which we can market the Viveve System and the Geneveve procedure.

Driving Increased Treatment Tip Usage. Unlike the capital equipment model of other businesses, we maintain an active, continuous relationship with our physician customer base because of the single-use, disposable nature of the treatment tips. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients where permitted by law. We believe that our customers’ interests are closely aligned with our interests, and we plan to monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. We intend to launch innovative marketing programs with physician customers to develop a profitable Geneveve practice. In addition, we plan to incorporate practice development managers into our sales organization to support our physician customers.

Broadening Our Physician Customer Base. While our initial focus is on marketing our procedure to the aesthetics and OB/GYN specialty, we intend to selectively expand our sales efforts into other physician specialties, such as urology, urogynecology, general surgery and family practice. Additionally, we intend to pursue sales from physician-directed medi-spas with track records of safe and successful aesthetic treatments.

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips to allow for even shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of the Viveve System.

Investing in Intellectual Property and Patent Protection. We will continue to defend and invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights. Areas in which we may pursue additional patent protection include, but are not limited to, redesign of certain system components, disposable components and software algorithms. We believe that our intellectual property rights protect our position as the exclusive provider of a vaginal laxity treatment using monopolar RF technology in the U.S. and in many other countries. (See discussion under the heading “Patents and Proprietary Technology”.)

Our Customers

To date, we have focused our commercial efforts in markets where we have received regulatory clearances/approvals. Within each market, we target thought leaders in the OB/GYN and specialties in order to increase awareness of vaginal laxity and accelerate patient acceptance of Geneveve. As our markets mature, we intend to target a broader number of physician specialties, including urogynecologists, urologists, general surgeons, and family practitioners.

Through our sales employees, and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive, treatment business within their practice. As distribution of our product continues to expand globally, we intend to continue to utilize distribution partners in most countries except the U.S. and Canada where we have a direct sales force.

Sales and Marketing

International

We currently market the Geneveve treatment and sell the Viveve System, including the single-use treatment tips, in 68 countries outside the U.S. through trained sales employees and distributors. As of the date of this report, we had three sales directors (Europe and Middle East, Asia Pacific, and Latin America), and a large network of distribution partners covering 67 countries throughout the world.

By using a consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide ongoing consultation to physicians on how to integrate Geneveve into their practices and market procedures to their patients, to the extent permitted by law.

We, or our distribution partner, also provide comprehensive training and education to each physician upon delivery of the Viveve System. We require this initial training to assist physicians in safely and effectively performing the Geneveve treatment.

Our strategy to grow sales internationally is to:

●

increase penetration of the Viveve System by targeting physicians and clinics that perform in-office procedures and by implementing direct-to-consumer marketing programs, where permitted by law, to increase patient awareness often in collaboration with our distribution partners;

●	expand into new international markets by gaining regulatory approval, and identifying and training qualified distributors; and

●	expand the scope of physicians who offer Geneveve in addition to OB/GYNs, including plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

Further, we intend to actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company sponsored conferences with expert panelists, as well as through trade journals, brochures, and our website. We intend to also actively engage in direct-to-consumer marketing of Geneveve where permitted by law, including extensive use of social media, in many cases on a cooperative basis with our distribution partners.

United States

In December 2008, we received regulatory clearance from the FDA for a previous version of the device, no longer manufactured, for use in general surgical procedures for electrocoagulation and hemostasis. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k) cleared device, which include improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis, and in January 2017 we hired our inaugural sales team.

We are actively seeking regulatory clearance from the FDA to allow us to begin to market the Viveve System for the treatment of vaginal tissue to improve sexual function, to physicians practicing in the U.S. and to build awareness of Geneveve among patients residing in the U.S. In 2017 Viveve worked through multiple rounds of questions and held several meetings with the Agency regarding the proposed protocol and other aspects of the clinical study design. In response to the FDA’s last request, a tissue temperature time history study was successfully completed, and the results submitted to the Agency. If the FDA accepts the in vivo results, has no additional questions and approves the IDE, we intend to begin our U.S. clinical study to demonstrate the safety and effectiveness of the device to treat vaginal laxity and/or improve sexual function.

Clinical Studies

We have completed several pre-clinical and human clinical studies in vaginal tissue. We are currently preparing to conduct two additional clinical studies within the U.S., if and when we receive approval of our IDE applications from the FDA. While we believe that the previously conducted pre-clinical and human clinical studies have shown that the Viveve System and its Geneveve treatment have a very strong safety profile and is highly effective, there is risk that the FDA will not agree with this assessment.

Pre-clinical Studies

In 2010, in collaboration with West Virginia University, we conducted an animal study in sheep to assess the safety, and further understand the mechanism of action, of Geneveve. The vaginal introitus of five parous sheep were treated once with the Viveve System using a variety of energy levels (75−90 Joules/cm2). Each sheep then underwent serial vaginal biopsies immediately after treatment, at approximately one week, and at one, three and six months (4-5 samples per occurrence). Control biopsies were also obtained from three untreated parous sheep. We examined the vaginal mucosa and underlying connective tissue for thermal changes and subsequent tissue responses over a six-month period through light microscopic examination of haematoxylin and eosin (“H&E”) stained slides that were reviewed by pathologists who were blinded as to the treated and untreated sheep.

The results of the study indicated that the optimal level of RF energy delivered was 90 J/cm2 and the biopsies supported the hypothesis that the mechanism of action of our technology involves connective tissue remodeling with fibroblast activation and new collagen production. Given the post-treatment absence of ulcerations, regional necrosis or diffuse fibrosis, throughout the six-month follow-up period, we believe that FDA will eventually agree with our assessment regarding the safety profile of the Viveve System.

As part of our clinical studies, we have studied and continue to study, the interaction of RF energy and tissue to further understand the mechanism of action of the Geneveve procedure. We have used transmission electron microscopy on ovine biopsied tissue samples to corroborate that our product induces subtle collagen modification and the deposition of new collagen that leads to tissue tightening and restoration of tissue elasticity. We have developed histology techniques to investigate the depth of heat in tissue, fibroblast activation and collagen deposition that we believe is responsible for long-term improvement and tightening of tissue. We have also created three-dimensional computer models to study tissue heating with our product. Determining the effectiveness of this type of treatment is inherently a subjective evaluation. When performing our clinical studies, we attempt to utilize the most compelling measures we can in order to provide convincing evidence of efficacy.

Clinical Studies – Vaginal Laxity and Sexual Function

United States Pilot Study

We conducted our first human study beginning in November 2008. The study was a single-arm study (without a control group) conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure at three RF dosing levels. Each woman underwent a single Geneveve treatment, with no anesthesia – three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire (“VSQ”), Female Sexual Function Index (“FSFI”), Female Sexual Distress Scale-Revised (“FSDS-R”) and the Global Response Assessment.

Within one month after the Geneveve treatment, patients reported a statistically significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12-month follow-up period. Additionally, patients reported a statistically significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

The Geneveve treatment also demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12-month follow-up period. Notwithstanding the safety in trials to date of the Viveve System, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

Japan Pilot Study

Our second human clinical study began in March 2010. This study was an open-label study conducted in 30 female subjects, ages 21-55 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the procedure. Each woman was treated once with the Viveve System, with no anesthesia, using 90 joules/cm2 of RF energy as the therapeutic dose.

Patient reported outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including VSQ, FSFI, FSDS-R and the Global Response Assessment.

Within one month after the Geneveve procedure, patients reported a statistically significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12-month follow-up period. Additionally, patients reported a statistically significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

The Geneveve procedure continued to demonstrate a strong safety profile. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12-month follow-up period.

VIVEVE I Clinical Study

In the fourth quarter of 2014, we began the VIVEVE I clinical study (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness), sometimes referred to in this report as the “OUS Clinical Trial,” a randomized, blinded and sham-controlled trial designed to further demonstrate the efficacy and safety of Geneveve treatment versus a sham-control procedure for the treatment of vaginal laxity. The study was designed to demonstrate that Geneveve was superior to the sham treatment for the primary effectiveness and safety endpoints described below. Nine clinical sites in four countries (Canada, Italy, Spain and Japan) enrolled 174 patients, which included pre-menopausal females 18 years of age or older who experienced at least one full term vaginal delivery at least 12 months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients were followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six-month intervals. The study also included a prospective interim data analysis at the three-month endpoint of 50% of the patients enrolled. Patients randomized to the sham arm were offered the opportunity to receive a Geneveve treatment once they had completed the six-month evaluation following the sham intervention.

The primary endpoint of the study was the proportion of subjects in the active arm as compared to the proportion of subjects in the sham arm reporting no vaginal laxity at six months post-intervention. “No vaginal laxity” is operationally defined as a score > 4 on the VSQ, a patient reported global assessment of vaginal laxity based on a 7-point scale. Additionally, the primary safety endpoint was the proportion of subjects in the active arm experiencing an adverse event (“AE”) by six months post-treatment as compared to the proportion of the subjects in the sham arm experiencing an AE by six months post-intervention. Secondary endpoints included the adjusted change in mean score on the FSFI, FSDS-R and the Vaginal Laxity Inventory (“VALI”). The VALI was created specifically for the assessment of vaginal laxity by external medical experts. Its use as a comprehensive patient reported outcome questionnaire is currently being scientifically validated by us to assess women’s vaginal laxity on a 7-point scale.

In April 2016, we completed the VIVEVE I study and reported the following results:

At six months (n=155), the proportion of patients reporting “no vaginal laxity” in the active arm, as measured by the VSQ, was 41.7%, while the proportion of patients reporting “no vaginal laxity” in the sham arm on the VSQ was 19.2% (p=0.005). Moreover, the likelihood of having “no vaginal laxity” following treatment in the active arm was more than three times greater than for the sham arm (p=0.006). Further, nearly 80% of the subjects in the active arm experienced a positive change in VSQ score versus baseline.

At six months, for those patients who scored less than a 26.5 total score on the FSFI at baseline (n=103), the adjusted mean change from baseline score between the active arm and the sham arm was 3.2 (p=0.009). Moreover, for each of the six individual domains of the FSFI, subjects in the active group reported a greater increase in score than in the sham group. Change in scores from baseline for both the sexual arousal and orgasm domains were Statistically Significant and nearly 93% of subjects in the active arm experienced an increase in score versus baseline.

At six months, FSDS-R and VALI were also assessed as part of the secondary end-point analysis. While subjects in the active arm reported a greater increase in scores than the sham arm, the results for the FSDS-R and VALI were not Statistically Significant.

Safety for the study was assessed on the entire study population (n=174). Subjects reported the same level of unrelated (32.5% active versus 35.1% sham), related (11.1% active versus 12.3% sham) and serious (0.0% active versus 1.8% sham) adverse events in both the active and sham arm, further demonstrating that the Geneveve treatment is well tolerated with no safety concerns.

We believe that the consistency of results across these three clinical study populations, is indicative of the cross-cultural similarities in this medical condition and the positive impact that an effective non-invasive treatment can have on the sexual health of women after vaginal childbirth.

Clinical Studies – Mild-to-Moderate Stress Urinary Incontinence

Stress urinary incontinence (SUI) is a medical condition affecting an estimated 25-30 million women worldwide. It is a major challenge for women, particularly those who have experienced childbirth. Upwards of 55% of women with a previous vaginal delivery may exhibit symptoms of SUI. The need to use an external pad to absorb urine leakage associated with even normal activities such as coughing or laughing is unsatisfactory, inconvenient, often embarrassing and negatively impacts a woman’s quality of life. Currently available and effective treatment options are extremely limited. Pelvic floor exercises (Kegels) and muscle strengthening products offer some benefit, but compliance and sustained benefit can be an issue. More aggressive approaches to manage SUI include pelvic surgery, slings and mesh. These options involve risk and recovery time and are a last resort for many patients. We believe that the ability to offer a minimally invasive, safe and effective treatment option for SUI using our CMRF technology would address an enormous unmet healthcare need for women.

In 2017, Viveve funded a single-arm investigator sponsored study to assess the effects of our CMRF technology in treating patients with mild-to-moderate SUI. The study was conducted in Calgary, Alberta and included 10 patients who underwent treatment with our CMRF technology under a proprietary treatment protocol. Patients were followed for 12 months with safety and clinical results reported at 4, 6, 9 and 12 months post-treatment. Clinical results included composite scores from the validated ICIQ-UI-SF (International Consultation on Incontinence Questionnaire–Urinary Incontinence-Short Form) and UDI-6 (Urogenital Distress Inventory-Short Form) outcome questionnaires. Results at 12 months (n=9) included an 89% responder rate (percentage of patients showing an improvement from baseline) for the ICIQ-UI-SF and a 100% responder rate on the UDI-6. Additionally, patients showed a 40% mean improvement on the ICIQ-UI-SF and a 51% mean improvement on the UDI-6 at 12 months across both validated endpoints. No device-related safety issues were reported in any of the patients.

As a result, we intend to conduct two additional registration trials in Canada and the United States:

International Registration Study Overview - LIBERATE (International). LIBERATE (International) is intended to be a randomized, double-blind, sham-controlled study conducted in up to 10 sites in Canada and including up to 100 patients suffering from mild-to-moderate SUI. The primary efficacy endpoint is expected to be the 6-month change from baseline in the one-hour pad weight test and will include 12 months of safety follow-up, as well as assessments in other secondary endpoints. The Company is currently in the process of reviewing the protocol with Health Canada, and if the results of the study are positive, expects to use the outcome of this study for a registration filing in Canada and for CE Mark application in the EU for the temporary improvement of mild-to-moderate SUI symptoms.

U.S. Registration Study Overview - LIBERATE (U.S.). LIBERATE (U.S.) is intended to be a randomized, double-blind, sham-controlled study in up to 25 centers across the U.S. and including up to 200 patients suffering from mild-to-moderate SUI. The primary efficacy endpoint is expected to be the 12-month change from baseline in the one-hour pad weight test and will include 12 months of safety follow-up, as well as assessments in other secondary endpoints. The Company anticipates submitting an IDE to the FDA for the temporary improvement of mild-to-moderate SUI symptoms.

The FDA must approve the Company’s IDE application before the Company may begin conducting the LIBERATE (U.S.) study. There can be no assurance that the FDA will approve our IDE application, or that the FDA may not require that the protocols be changed or that additional pre-clinical work be conducted prior to approving the IDE. Similarly, the Company must submit an application for Investigational Testing Authorization to Health Canada, and Health Canada must issue an authorization to conduct the proposed investigational testing before the Company may begin the LIBERATE (International) study. Again, there can be no assurance that Health Canada will approve our application for Investigational Testing Authorization, or that Health Canada may not require that the protocols be changed or that additional pre-clinical work be conducted prior to approving the application for Investigational Testing Authorization.

Research and Development

We intend to focus on various research and development efforts, including but not limited to:

●

conducting additional human clinical trials, in order to support marketing applications for additional indications in the U.S. and internationally, including but not limited to SUI and vulvovaginal atrophy;

●	implementing cost improvement programs to further increase gross margins and our gross profit opportunity;

●	designing new treatment tips and system enhancements to further optimize ease-of-use and reduce procedure times for patients and physicians; and

●	continuing to enhance the security within the Viveve System to prevent counterfeiting and refurbishment.

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2017 and 2016 were $12,343,000 and $8,365,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of internal manufacturing resources and expertise, as well as approved suppliers and contract manufacturers. Our internal manufacturing activities include the testing and packaging of Viveve treatment tips and handpieces, as well as the final integration, system testing and packaging of the Viveve System. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our Englewood, Colorado facility for final assembly or inspection, testing and certification. Our finished products are stored at and distributed from our Englewood, Colorado facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

We generally offer a one-year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary. We also sell a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale, the revenue of which is recognized over the service agreement period. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2017 and 2016.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license to or own 4 issued U.S. patents directed to our technology and the Viveve System. Additionally, we have 8 pending U.S. patent applications, 56 issued foreign patents, and 23 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

US Patents		Foreign Patents
Issued	Pending	Issued	Pending
4	8	56	23

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

“Viveve,” is a registered trademark in the U.S. and several foreign countries. Geneveve is a registered trademark in the European Community, China, Taiwan and South Korea; there are pending applications in the U.S. as well as other foreign countries. As of the date of this report, we have one registered trademark in the U.S., as well as various foreign registrations protecting the various marks in 20 countries outside of the U.S. We may file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

      Also on February 10, 2006, Viveve, Inc. entered into a Consulting Agreement with Knowlton (“Knowlton Consulting Agreement”), pursuant to which Knowlton assigned all rights to any inventions and intellectual property developed during the course of providing consulting services in the Field during the term of the agreement. Unless earlier terminated pursuant to the provisions described therein, the term of the Knowlton Consulting Agreement continued until the earlier to occur of (i) the date that is six months after the closing of an initial public offering of Viveve, Inc.’s stock; or (ii) the acquisition by a third party of all or substantially all of the business or assets of Viveve, Inc., whether by asset or stock acquisition, merger, consolidation or otherwise. The agreement could be renewed only upon the mutual written agreement of the parties prior to its expiration. The Knowlton Consulting Agreement expired by its terms on September 23, 2014. The assignment of the intellectual property developed during the term of the Knowlton Consulting Agreement survives termination.

Agreement with Solta Medical

Effective April 30, 2010, Viveve, Inc. entered into a Supply Agreement (the “Supply Agreement”) with Solta Medical, Inc. (“Solta”), pursuant to which Solta agreed to sell to Viveve, Inc. the cryogen cooling method and coupling fluid that Solta uses with its ThermaCool® System (“TC3 System”) for use with our compatible radiofrequency medical device for the purpose of conducting our initial clinical trials. The applicable term of the Supply Agreement is the later of the period through completion of our initial clinical trials or six months following the effective date. On October 14, 2010, the parties amended the term of the Supply Agreement to remain in effect for so long as Solta supports its TC3 System. In the event that Solta discontinues support of its TC3 System and terminates the Supply Agreement, Solta agrees to (i) provide us with information for Solta’s cryogen supplier, (ii) permit us to make any arrangement with such supplier for a continued supply of cryogen and (iii) grant us a royalty free, non-exclusive perpetual license under any Solta intellectual property directed to the design of the cryogen container in the field of treating vaginal tissue.

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

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. As of December 31, 2017, the Company has purchased 543 units. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock at $0.008. Under the Stellartech Agreement, we paid Stellartech $7,912,000 and $6,485,000 for goods and services during the years ended December 31, 2017 and 2016, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

Stellartech also granted (i) an exclusive (even as to Stellartech), nontransferable, worldwide, royalty-free license within the Field under those certain intellectual property rights licensed to Stellartech pursuant to a development and supply agreement between Stellartech and Thermage, dated October 1, 1997 (the “Thermage Technology”), to use any elements of the Thermage Technology incorporated into the Stellartech Products, solely for the use, sale, offer for sale, importation and distribution within the Field; (ii) upon our satisfaction of the Minimum Commitment and the expiration of the Stellartech Agreement, an exclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field under Stellartech’s license rights in the Thermage Technology to use any elements of the Thermage Technology which are incorporated into the Stellartech Products to make and have made Stellartech Products in the Field; and (iii) the exclusive right within the Field to prosecute infringers of the portion of Stellartech’s Thermage Technology rights exclusively licensed to us. Our license rights in Thermage Technology also include the use of software object code for Thermage Technology used in the Stellartech Products. As of the date of this report, the Stellartech Agreement has expired by its terms, however, the parties still continue to operate under the terms of the agreement. In addition, we have met the Minimum Commitment requirement, and therefore we are permitted to use the Stellartech technology with any other manufacturer. If Stellartech refuses or is unable to meet our delivery requirements for the Viveve System, our business could be materially adversely affected.

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

In addition to the regulatory approvals already received in connection with the sale of the Viveve System in the foreign jurisdictions described below and the approvals/clearances being sought in the U.S., we are currently seeking regulatory approval or clearance for the sale of our product in many other countries around the world.

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

An entity that seeks to export a medical device that is legally marketed in the U.S. (e.g., an FDA cleared Class II medical device) may do so without prior FDA notification or approval.

Because the Viveve System has been cleared by the FDA for “use in general surgical procedures for electrocoagulation and hemostasis,” Viveve does not obtain approval from the FDA prior to exporting the device to foreign countries. Additionally, products exported from the U.S. and those with certain levels of U.S. content are subject to the U.S. export control and sanctions laws and regulations, which may restrict proposed transactions to certain countries, end-users and end-uses. Certain products may be controlled for export and reexport and may require licensing or other authorization from the U.S. government prior to engaging in the export or reexport transaction. Changes to these regulations may impact the ability to pursue potential opportunities to export and reexport the products overseas.

Moreover, entities legally exporting products from the U.S. are often asked by foreign customers or foreign governments to supply an export certificate issued by the FDA to accompany a device. An export certificate is a document prepared by the FDA containing information about a product’s regulatory or marketing status in the U.S. We have requested the issuance of export certificates to allow exports into many countries around the world, and the FDA has issued those export certificates to us. Accordingly, we provide export certificates to many of our foreign customers.

Currently, the Viveve System is cleared for marketing in 62 countries throughout the world under the following indications for use:

Indication for Use:	Countries Cleared for Marketing	Number of Countries
General surgical procedures for electrocoagulation and hemostasis	Taiwan, Thailand and U.S.	3
Treatment of vaginal laxity	European Union (31 countries), Bahrain, Iran, S. Korea, Kuwait, Lebanon, Malta, Qatar, Turkey, Ukraine, S. Africa	40
Treatment of the vaginal introitus after vaginal childbirth to improve sexual function	Australia, Brazil, Canada, Chile, Columbia, Costa Rica, Dominican Republic, Hong Kong, Japan, Malaysia, Mexico, Panama, Philippines, Singapore, UAE, Uruguay, and Venezuela	17
Vaginal rejuvenation	China	1
General surgical procedures for electrocoagulation and hemostasis & treatment of vaginal laxity	S. Korea	1

Outside the U.S., we market and sell through an extensive network of distribution partners. In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force.

United States

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, any medical device we wish to commercially distribute in the U.S. will require premarket clearance from the FDA. The FDA classifies medical devices into one of three classes. The classification system is risk based, with devices deemed to pose the lowest risk being Class I, and devices posing the most risk being Class III. Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring FDA premarket approval via a Premarket Approval (“PMA”) application. The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

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

In December 2008, a predecessor company to Viveve received 510(k) clearance for a previous version of the Viveve System. Since then, we have made design modifications to the original 510(k)-cleared device. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k)-cleared device, which included improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis.

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

We intend to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve sexual function by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained. In addition, if FDA fails to grant a de novo petition, we will be required to seek FDA premarket approval (via the more stringent PMA process). Delays in receipt of FDA clearance or failure to receive FDA clearance or approval for this expanded indication could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are almost always required to support an FDA de novo reclassification and are sometimes required for 510(k) clearance. With respect to the Viveve System, the FDA has asked us to conduct a clinical study under an IDE, to support a future product submission (e.g., a 510(k) or a de novo petition). In the U.S., clinical trials on medical devices generally require submission of an application for an IDE to the FDA if the device is a “significant risk” device. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients. Clinical trials for significant risk devices may not begin until the IDE application is approved by both the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including, but not limited to, those relating to good clinical practices. We are also required to obtain the patients’ informed consent, in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA, or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

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

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

●	submission of Unique Device Identifiers (“UDIs”) to the FDA;

●

QSRs, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses to both physician and consumers;

●	regulations governing our interactions with healthcare practitioners;

●	U.S. export control and sanctions regulations associated with the export and reexport of the products;

●

Medical Device Reporting (“MDR”), regulations, which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	regulations pertaining to voluntary recalls and notices of corrections or removals; and

●	any other post-market requirements that FDA might impose as part of the device approval or clearance process.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and state equivalents such as the Food and Drug Branch of the California Department of Health Services (“CDHS”), to determine compliance with the QSR and other regulations. In the past, our Sunnyvale, California facility has been inspected, and observations were noted, including an April 2012 CDHS inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDHS have accepted our responses to these observations, and we believe that we and our third-party manufacturer are in substantial compliance with the QSR.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following actions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance, de novo reclassification, or premarket approval of new products or new intended uses;

●	refusing to grant export certificates for our product;

●	withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	criminal prosecution.

If any of these events were to occur, it could have a material adverse effect on our business.

We are also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, fraud and abuse, land use, advertising, and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solution to treat vaginal laxity is unique and offers a more effective solution from that which is on the market currently, we also believe that the market for the treatment of vaginal laxity and women’s sexual function remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes more developed with further solutions. Aside from Kegel exercises and invasive surgical procedures, such as LVR, there are many companies developing or that have developed energy-based technologies for vaginal rejuvenation as well as others developing drug therapies and therapeutics for the treatment of various types of female sexual dysfunction. Further, the overall size and attractiveness of the market may compel larger companies focused in the OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these areas. Potential competitors include, but are not limited to, Cynosure (acquired by Hologic), Syneron Medical, Fotona, Thermi Aesthetics (acquired by Almirall, S.A.), Cutera, Inmode, BTL and others, some of whom have more established products and customer relationships than we have.

Employees

As of March 8, 2018, we had 103 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

Risks Related to Our Business

We are dependent upon the success of the Viveve System, which has a limited commercial history. If the device fails to gain or loses market acceptance, our business will suffer.

In 2012, we began marketing the Viveve System (radiofrequency generator, handpiece and single-use treatment tips) and other ancillary consumables, in Canada, Hong Kong and Japan, and we expect that these sales will account for substantially all of our revenue for the foreseeable future. The Viveve System may not significantly penetrate current or new markets, including the U.S. and elsewhere. If demand for the Viveve System and Geneveve treatment does not increase as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The medical device and aesthetics markets are highly competitive and dynamic and are marked by rapid and substantial technological development and product innovations. Demand for the Viveve System could be diminished by equivalent or superior products and technologies developed by competitors. Specifically, Geneveve competes against other offerings in these markets, including laser and other light-based medical devices, pharmaceutical and consumer products, surgical procedures and exercise therapies.

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

Performing clinical studies with the Viveve System, and collecting data from, its Geneveve treatment is inherently subjective, and we have limited data regarding the efficacy of Geneveve. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

 We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of the Viveve System and its Geneveve treatment. Clinical studies of vaginal laxity and sexual function are subject to a number of limitations. First, these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based treatments, the effect of the Geneveve treatment varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and level of vaginal laxity and sexual function of the patient, among other things.

 Current published studies of Viveve’s CMRF technology conducted in the U.S. and Japan have investigated the tissue-tightening effect of its treatment using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Geneveve procedure versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function (the “OUS Clinical Trial”). In April 2016, we completed this study. (See discussion under the heading “Clinical Studies”.)

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

We currently have clearance to market the Viveve System in the U.S. for general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity or sexual function. If we want to sell our device and single-use treatment tips in the U.S. for the treatment of vaginal laxity or sexual function, we will need to obtain additional FDA clearance or approval, which may not be granted.

 Developing and promoting our CMRF technology in additional countries for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval to market the Viveve System in the U.S. for the treatment of vaginal laxity or sexual function. We intend to seek clearance or approval from the FDA to expand our marketing efforts and have engaged with the FDA to help improve our likelihood of success. However, we cannot predict whether we will receive such clearances or approvals. The FDA will require us to conduct clinical trials to support regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA marketing application. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of vaginal laxity or sexual function, we will be unable to promote it in the U.S. for those indications, and the ability to grow our revenues may be adversely affected.

 Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

 As of December 31, 2017, we have incurred losses since inception of approximately $105.6 million. In 2017, we incurred a loss of $37.0 million and in 2016 a loss of $20.1 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

 Our limited operating history makes it difficult to predict future performance. Additionally, the demand for Geneveve may vary from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

●	delays in receipt of anticipated purchase orders;
●	performance of our independent distributors;
●	positive or negative media coverage of the Geneveve Treatment or products of our competitors;
●	our ability to obtain further regulatory clearances or approvals;
●	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;
●	customer response to the introduction of new product offerings; and
●	fluctuations in foreign currency.

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

 All procedures performed using the Viveve System are elective procedures, the cost of which must be borne by the patient and are not reimbursable through government or private health insurance. The decision to undergo a Geneveve treatment is thus driven by consumer demand, which may be influenced by a number of factors, such as:

●	whether our marketing efforts directed toward increasing consumer awareness of Geneveve, for which we have limited experience and resources and indications, are successful;
●	the extent to which physicians recommend Geneveve to their patients;
●	the cost, safety and effectiveness of Geneveve versus alternative treatments;

●	general consumer sentiment about the benefits and risks of such procedures; and
●	consumer confidence, which may be impacted by economic and political conditions.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking Geneveve.

The failure of Geneveve to meet patient expectations or the occurrence of unpleasant side effects from a Geneveve treatment could impair our financial performance.

 Our future success depends upon patients having a positive experience with Geneveve in order to increase physician demand for our products, as a result of positive feedback and word-of-mouth referrals. Patients may be dissatisfied if their expectations of the procedure, side effects and results, among other things, are not met. Despite what we believe to be the safety of the Geneveve treatment, patients may experience undesirable side-effects such as temporary swelling or reddening of the treated tissue. Experiencing any of these side effects could discourage a patient from completing a Geneveve treatment or discourage a patient from having future procedures or referring Geneveve to others. In order to generate referral business, we believe that patients must be satisfied with the effectiveness of Geneveve. Results obtained from Geneveve are subjective and may be subtle. Geneveve may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption of the Viveve System and continued use of treatment tips.

 Some of our target physician customers already own self-pay device products. Our ability to grow our business and convince physicians to purchase a Viveve System depends on the success of our sales and marketing efforts. Our business model involves both a capital equipment purchase and continued purchases by our customers of single-use treatment tips and ancillary consumables. This may be a novel business model for many potential customers who may be used to competing products that are exclusively capital equipment, such as many laser-based systems. We must be able to demonstrate that the cost of the Viveve System and the revenue that the physician can derive from performing procedures using it are compelling when compared to the cost and revenue associated with alternative products or therapies. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive procedures. If we are unable to increase physician adoption of our device and use of the treatment tips, our financial performance will be adversely affected.

To successfully market and sell the Viveve System internationally, we must address many issues with which we have limited experience.

Sales outside the U.S. accounted for 28% of our revenue during the year ended December 31, 2017. Sales outside the U.S. accounted for 96% and 100% of our revenue during the years ended December 31, 2016 and 2015, respectively. International sales are subject to a number of risks, including:

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

We depend on distributors to market and sell the Viveve System internationally. If they are not successful, our marketing and sales efforts will be harmed.

 We currently depend exclusively on third-party distributors to sell and service the Viveve System internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell the Viveve System. Distributors may not commit the necessary resources to market, sell and service our device to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

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

 We expect to rely on a direct sales force to sell the Viveve System in the U.S. In order to meet our future anticipated sales objectives, we expect to grow our domestic sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

●	hire qualified individuals as needed;
●	provide adequate training for the effective sale of our device; and
●	retain and motivate sales employees.

 It is difficult to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell the Viveve System, causing our revenue to be lower than expected and harming our results of operations.

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate technology and develop new products or our revenue may decline.

While we attempt to protect our technology through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our products. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there may be other companies employing competing technologies which claim to have a similar clinical effect to our technology. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat vaginal laxity and sexual dysfunction, competitors may enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our innovations, or create their own. Consequently, we believe that we will have to continuously innovate and improve our technology or develop new products to compete successfully. If we are unable to develop new products or innovate successfully, the Viveve System could become obsolete and our revenue will decline as our customers purchase competing products.

We outsource the manufacturing and repair of key elements of the Viveve System to a single manufacturing partner.

We outsource the manufacture and repair of the Viveve System to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech or any future manufacturing partner fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. In addition, as of the date of this report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Although the parties continue to operate under the terms of this agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under this agreement, or enter into a new agreement with Stellartech, or a potential new manufacturer, if necessary, upon favorable terms or at all.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

 The single source supply of the Viveve System from Stellartech could not be replaced without significant effort and delay in production. Also, several other components and materials that comprise our device are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and we rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture the Viveve System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

Problems in our manufacturing processes, or those of our manufacturers or subcontractors, which lead to an actual or possible malfunction in any of the components of our device, may require us to recall product from customers or replace components and could disrupt our operations. For example, in December 2012, we began replacing handpiece assemblies that were causing system malfunctions due to fiber optic damage that occurred during the manufacturing process. We subsequently worked with our manufacturer to redesign and test the reliability of the newly designed handpiece. The problem was resolved within several weeks and did not have a significant impact on our ability to supply products to our customers or, more generally, on our results of operations. However, our results of operations, reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a more significant issue or significant patient injury and delays our ability to fill customer orders.

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

 In addition, the impending restrictions on HFCs have reduced their current availability, as suppliers have less of an incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a, which could impair our ability to manufacture our device and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and, therefore, subject to significant shipping surcharges that may negatively impact profit margins.

We rely on a limited number of suppliers and third-party manufacturers, and if they are unable or unwilling to continue to work with us, our business could be materially adversely affected.

 We rely on a limited number of suppliers and third-party manufacturers. Our reliance on them increases our risk since in the event of an interruption from one or more of them, we may not be able to develop alternative resources without incurring additional costs or delays. For example, we entered into a Coupling Fluid License and Product Supply Agreement with Solta Medical (“Solta”) pursuant to which Solta agreed to grant to us a license for the coupling fluid and supply the coupling fluid at preferred pricing for two years and at non-preferred pricing after two years. The agreement was for an initial term of three years, after which it continues to remain in effect unless and until terminated in accordance with the terms therein. We use the cryogen cooling method and coupling fluid with our compatible radiofrequency medical device for the purpose of conducting our clinical trials as well as for commercial purposes. Since we currently do not have any alternative sources of cryogen, if Solta refuses to sell to us for commercial reasons, or otherwise, our business could be materially adversely affected.

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

Even though we require training for users of the Viveve System and we do not sell it to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

 Outside of the U.S., our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of the Viveve System. We do not supervise the procedures performed with the device, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We and our distributors require purchasers of our device to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of the device to companies that rent it to third parties, but we cannot prevent an otherwise qualified physician from contracting with a rental company in violation of his or her purchase agreement with us.

 In the U.S., we only sell the Viveve System to licensed physicians who have met certain training requirements. However, current federal regulations will allow us to sell our device to “licensed practitioners,” The definition of “licensed practitioners” varies from state to state. As a result, the Viveve System may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of the Viveve System by non-physicians.

 The use of our device by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of the Viveve System, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

 If the Viveve System is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing the device or failing to adhere to operating guidelines could cause serious adverse events. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We may, in the future, be involved in litigation related to the use of the device. Product liability claims could divert management’s attention from our business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our operating results.

After-market modifications to treatment tips by third parties and the development of counterfeit products could reduce our sales, expose us to product liability litigation and dilute our brand quality.

 Third parties may introduce adulterated after-market modifications to our treatment tips, which enable re-use of treatment tips in multiple procedures. Because the treatment tips are designed to withstand a finite number of pulses, modifications intended to increase the number of pulses could result in patient injuries caused by the use of worn-out or damaged treatment tips. In addition, third parties may seek to develop counterfeit products that are compatible with the Viveve System and available to practitioners at lower prices. If security features incorporated into the design of the device are unable to prevent after-market modifications to the treatment tips or the introduction of counterfeit products, we could be subject to reduced sales, product liability lawsuits resulting from the use of damaged or defective goods and damage to our reputation.

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

 Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use of our device and benefits of Geneveve. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of approximately $78.9 million and $50.5 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes, including in connection with this offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of future NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any future NOL to prior taxable years, while allowing unused future NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

 Risks Related to Regulatory Matters

We or our distributors may be unable to obtain or maintain international regulatory clearances or approvals for our current or future products, or our distributors may be unable to obtain necessary qualifications, which could harm our business.

 Sales of the Viveve System internationally are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the U.S. Complying with international regulatory requirements can be an expensive and time-consuming process, and marketing approval or clearance is not certain. The time required to obtain clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may rely on third-party distributors to obtain regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or clearances, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

 The Viveve System is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, (unless the device is exempt from the 510(k) requirements), has been classified pursuant to a de novo classification request, or is the subject of an approved premarket approval application, or PMA. The FDA will permit marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA, referred to as a predicate device. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA a reasonable assurance of the safety and efficacy of the device for its intended use.

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device, the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the de novo process. The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device.   Our plan is to seek FDA authorization to market Geneveve for the treatment of vaginal tissue to improve sexual function by utilizing the direct de novo process. However, we cannot predict when or if such de novo classification will be obtained. If FDA fails to reclassify the device pursuant to the de novo process, we will be required to seek FDA premarket approval (via the more stringent PMA process) for the Viveve System. Delays in receipt of FDA clearance or approval or failure to receive FDA clearance or approval could adversely affect our business, results of operations and future growth prospects.

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

In addition to the FDA restrictions on our marketed products, other state and federal healthcare laws have been applied by DOJ and state attorneys general to restrict certain marketing practices in the medical device industry. While physicians may generally prescribe and administer products for off-label uses, if we engage in off-label promotion, we may be subject to civil or criminal penalties including significant fines and could be prohibited from participating in government healthcare programs such as Medicaid and Medicare. Even if we are successful in resolving such matters without incurring penalties, responding to investigations or prosecutions will likely result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

 The FDA has asked us to conduct a clinical study, pursuant to the agency’s investigational device exemption, or IDE, regulations, to support a future product submission for the Viveve System. Initiating and completing clinical trials necessary to support a 510(k) notification, de novo petition, or PMA application for the Viveve System, as well as other possible future product candidates, will be time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

 Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies, such as the Food and Drug Branch of the CDHS. In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, standards for the manufacture of our product and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. In the past, our Sunnyvale, California facility has been inspected by the FDA and CDHS, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and unanticipated expenditures to address or defend such actions:

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

If any of these actions were to occur it would harm our reputation and cause our product sales to suffer and may prevent us from generating revenue. Furthermore, our third-party manufacturers may not currently be, or may not continue to be, in compliance with all applicable regulatory requirements which could result in a failure to produce our product on a timely basis and in the required quantities, if at all.

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

The Viveve System may also be subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations may allow the device to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our device. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

 For example, in August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) pre-market notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, most of which have now been implemented by the agency. In August 2016, the FDA released its proposals for reforming long-standing procedures and requirements related to modifications to medical devices already on the market.  In December 2016, Congress passed the 21st Century Cures Act, which makes multiple changes to FDA’s rules for medical devices as well as for clinical trials, and Congress (passed the Medical Device User Fee reauthorization package in 2017.

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

Healthcare providers and physicians play a primary role in the recommendation and prescription of any medical product, including the Viveve System marketed by the Company. Viveve’s future arrangements with customers, healthcare providers and other medical professionals could expose Viveve to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Viveve markets, sells and distributes its medical device products.  There are various federal and state healthcare laws and regulations that impose restrictions that may apply to Viveve, and there may also be comparable foreign laws and regulations that similarly could apply to the Company.

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

 We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Geneveve treatment. We have an exclusive license to or own 4 issued U.S. patents primarily covering our technology and Geneveve treatment and methods of use. Additionally, we have 8 pending U.S. patent applications; 56 issued foreign patents; and 23 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System’s components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our device and the methods we employ are covered by their patents. If our device or methods are found to infringe, we could be prevented from marketing the Viveve System. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export the Viveve System. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. For example, in October 2016 we filed a patent infringement lawsuit against ThermiGen, LLC, ThermiAesthetics, LLC and Dr. Red Alinsod alleging unauthorized use of certain of our patented technologies. based on Viveve’s U.S. Patent Number 8,961,511 (the “‘511 patent”). Viveve, Inc. v. ThermiGen, LLC et al., No. 2:16-cv-1189-JRG (E.D.Tx.), filed October 16, 2016. We are seeking an injunction and damages. Especially when asserting our rights, we run the risk of having our patents invalidated, which would undermine our competitive position. As part of the patent infringement lawsuit the defendants’ counterclaims challenge the validity of the ‘511 patent claims. On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB) challenging the validity of the ‘511 patent claims. ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00088 (October 20, 2017) and ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00089 (October 20, 2017).

 Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to the Viveve System and Geneveve treatment, any of which would have a material adverse effect on our business, results of operations and financial condition. In that event, we do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign Geneveve or processes to avoid infringement.

 Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing Geneveve in one or more countries.

 In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our device name or treatment name. Names used may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of the company, device or treatment, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

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

As of March 8, 2018, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately [__] % of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

 As of March 8, 2018, there were approximately 1,408,008 shares of common stock of the 31,233,972 shares issued and outstanding that could be sold pursuant to Rule 144, 10,000 shares of restricted stock, 642,622 shares subject to outstanding warrants, 2,694,224 shares subject to outstanding options and an additional 382,106 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

 We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The space consists of approximately 7,777 square feet. The term of the lease agreement, dated January 25, 2012, as amended in January 2015 and September 2016, commenced in March 2012 and will terminate on March 31, 2018.

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months. The lease term commenced on June 1, 2017 and will terminate in May 2020. We believe that these facilities are adequate for our current business operations.

Rent expense for the years ended December 31, 2017 and 2016 was $442,000 and $236,000, respectively. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,

2018	–	$338,000
2019	–	$264,000
2020	–	$112,000

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

On October 21, 2016, Viveve filed a lawsuit against ThermiGen LLC, ThermiAesthetics LLC, and Dr. Alinsod, in the Eastern District of Texas alleging infringement of Viveve’s U.S. Patent Number 8,961,511 (the “‘511 patent”).  The lawsuit alleges infringement based on Defendants use and/or sale of the ThermiVa system and ThermiVa procedure.  Viveve is seeking an injunction and damages.

 On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB).  The IPR petitions challenge the validity of the ‘511 patent claims as allegedly anticipated and obvious in view of prior patents and publications.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 8, 2018, our common stock is trading on The Nasdaq Capital Market under the symbol “VIVE”. Prior to June 14, 2016, our common stock traded on the OTCQB of the OTC Markets Group Inc. under the symbol VIVMF, and prior to October 22, 2014, our common stock traded under the symbol “PLCSF” and “PLCSD”.

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

Period (Listed on The Nasdaq Capital Market)	High	Low
October 1, 2017 through December 31, 2017	$5.96	$4.30
July 1, 2017 through September 30, 2017	$7.73	$4.87
April 1, 2017 through June 30, 2017	$11.16	$5.51
January 1, 2017 through March 31, 2017	$6.75	$3.75

October 1, 2016 through December 31, 2016	$7.99	$4.38
July 1, 2016 through September 30, 2016	$10.00	$4.10
June 14, 2016 through June 30, 2016	$5.14	$4.02

Period (Listed on the OTCQB)	High	Low
April 1, 2016 through June 13, 2016	$9.00	$1.01
January 1, 2016 through March 31, 2016	$6.80	$4.80

The last reported closing price of our common stock on The Nasdaq Capital Market on March 8, 2018 was $4.10 per share.

Holders

As of March 8, 2018, there were 605 holders of record of our common stock.

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

The following table sets forth information about the 2005 Plan, the 2006 Plan and the 2013 Plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2005 Plan)	-	$-	-
Equity compensation plans approved by security holders (2006 Plan)	38,378	$10.49	-
Equity compensation plans not approved by security holders (2013 Plan)	2,655,846	$5.73	1,186,527
Total	2,694,224		1,186,527

The 2006 Plan was adopted by the board of directors of Viveve and was terminated in conjunction with the Merger. Outstanding stock option awards have been assumed by Viveve Medical and will continue to be administered in accordance with the terms of the 2006 Plan until such awards are exercised, expire, terminate or are forfeited. There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of our common stock and no shares available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 4.88 years. Additionally, prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. Furthermore, at the Merger, outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of Viveve Medical common stock (rounded down to the nearest whole share). The number of shares of Viveve Medical common stock into which the 2006 Plan options were converted was determined by multiplying the number of shares covered by each 2006 Plan option by the exchange ratio of 0.0080497. The exercise price of each 2006 Plan option was determined by dividing the exercise price of each 2006 Plan option immediately prior to the Merger by the exchange ratio of 0.0080497 (rounded up to the nearest cent).

 On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available under the 2013 plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. On August 15, 2017, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 2,523,209 shares to a total of 4,000,000 shares. On December 6, 2017, the board of directors approved the 2018 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 780,143 shares from 4,000,000 shares to a total of 4,780,143 shares, which was effective January 1, 2018.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently used for a number of indications, depending on the relevant country-specific clearance or approval, in a procedure we refer to as the Geneveve treatment. Currently, the Viveve System is cleared for marketing in 62 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	3	(including the U.S.)
For treatment of vaginal laxity	41
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	17
For vaginal rejuvenation	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of December 31, 2017, we have sold 444 Viveve Systems and approximately 14,875 single-use treatment tips.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations. We relocated the corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017 as discussed below in “Recent Events.”

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) clearance or approval for the sale of our product and whether there will be a demand for the Geneveve treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products in locations in which we do not currently have clearance or approval to market our product, including the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

Sublease

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

The monthly base rent under the Sublease is equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent will be equal to $21.12 and $21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company is entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises.

March 2017 Offering

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

Loan Agreement

On May 22, 2017, the Company entered into a Term Loan Agreement (the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility.

A portion of the initial loan proceeds were used to repay all of the amounts owed by the Company under its existing Loan and Security Agreement, as amended January 13, 2017 (the “2016 Loan Agreement”) with Western Alliance Bank. The remainder of the loan proceeds (after deducting loan origination costs and other fees and expenses incurred in connection with the 2017 Loan Agreement) will be used for general corporate purposes and working capital.

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.50%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the year ended December 31, 2017, the Company paid interest in-kind of $495,000 which was added to the total outstanding principal loan amount as of December 31, 2017. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of December 31, 2017, the Company was in compliance with all covenants.

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

Investment in Limited Liability Company

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. As of December 31, 2017, the Company owns approximately 11% ownership interest in ICM.

Effective Shelf Registration Statements

In October 2016, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $15,500,000. In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $25,000,000.

“At-the-Market” Offering

The Company established, through the filing of a prospectus supplement to its shelf registration statement on Form S-3 (filed November 8, 2017), an “at-the-market” equity offering program under which the Company may offer and sell, from time to time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of December 31, 2017, the Company has sold 59,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $125,000. In January 2018, the Company sold 208,277 shares of common stock for net proceeds of approximately $1,025,000 under the November 2017 ATM Facility. There have been no other shares sold under the November 2017 ATM Facility through the date of this filing.

February 2018 Offering

On February 12, 2018, in connection with the closing of a public offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company were approximately $32,380,000, after deducting underwriting discounts and commissions (but before deducting estimated offering expenses payable by the Company).

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Geneveve treatment to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next twelve months, however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Revenue	$15,288	$7,141	$8,147	114%

 We recorded revenue of $15,288,000 for the year ended December 31, 2017, compared to revenue of $7,141,000 for the year ended December 31, 2016, an increase of $8,147,000. The increase in revenue was primarily due to sales of 227 Viveve Systems (which included 160 Viveve Systems sold in the U.S. market through direct sales), higher quantities of disposable treatment tips and other ancillary consumables in 2017. Sales in 2016 included 175 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold primarily outside the U.S. to our distribution partners.

Gross Profit

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Gross profit	$7,444	$2,529	$4,915	194%

 Gross profit was $7,444,0000, or 49% of revenue, for the year ended December 31, 2017, compared to gross profit of $2,529,000, or 35% of revenue, for the year ended December 31, 2016. The increase in gross profit was primarily due to sales of 227 Viveve Systems in 2017, which included 160 Viveve Systems sold in the U.S. market through direct sales. Sales in 2016 included 175 Viveve Systems and smaller quantities of disposable treatment tips and other ancillary consumables sold primarily outside the U.S. to our distribution partners.

 The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Research and development	$12,343	$8,365	$3,978	48%

Research and development expenses totaled $12,343,000 for the year ended December 31, 2017, compared to research and development expenses of $8,365,000 for the year ended December 31, 2016, an increase of $3,978,000, or approximately 48%. Spending on research and development increased in 2017 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during 2017 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Selling, general and administrative	$28,831	$12,868	$15,963	124%

Selling, general and administrative expenses totaled $28,831,000 for the year ended December 31, 2017, compared to $12,868,000 for the year ended December 31, 2016, an increase of $15,963,000, or approximately 124%. The increase in selling, general and administrative expenses in 2017 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2017 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional options granted to existing employees for performance bonuses.

Interest expense

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Interest expense, net	$3,169	$1,370	$1,799	131%

 During the year ended December 31, 2017, we had interest expense, net, of $3,169,000, compared to $1,370,000 for the year ended December 31, 2016. The increase of $1,799,000, or approximately 131% resulted primarily from the additional interest expense in connection with the payoff in May 2017 of the previous term loan under the 2016 Loan Agreement, and the additional interest expense under the 2017 Loan Agreement, which was computed on a higher loan balance compared to the previous term loan under the 2016 Loan Agreement.

Other income (expense), net

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)

Other expense, net	$60	$37	$23	62%

During the year ended December 31, 2017 we had other expense, net, of $60,000 as compared to other expense, net, of $37,000 for the year ended December 31, 2016.

Liquidity and Capital Resources

Year Ended December 31, 2017

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, bank term loans and loans from related parties. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our cash will be sufficient to fund our activities for at least the next twelve months, however, we will continue to require funds from financing sources to fully implement our plan of operation.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	December 31,
	2017	2016

Net cash used in operating activities	$(34,853)	$(18,087)
Net cash used in investing activities	(3,405)	(256)
Net cash provided by financing activities	50,902	19,069
Net increase in cash and cash equivalents	$12,644	$726

 Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with Geneveve.

Operating activities used $34,853,000 for the year ended December 31, 2017 compared to $18,087,000 used for the year ended December 31, 2016. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with Geneveve. Net cash used during the year ended December 31, 2017 consisted of a net loss of $36,959,000 adjusted for non-cash expenses including provision for doubtful accounts of $221,000, depreciation and amortization of $449,000, stock-based compensation of $1,872,000, fair value of restricted common shares issued of $260,000, non-cash interest expense of $1,049,000 and cash inflows from changes in operating assets and liabilities of $1,303,000. Net cash used during the year ended December 31, 2016 consisted of a net loss of $20,111,000 adjusted for non-cash expenses including depreciation and amortization of $111,000, stock-based compensation of $981,000, fair value of warrants issued to service providers (primarily related to nonemployee contractors) of $162,000, a restricted stock award granted to a consultant of $39,000, non-cash interest expense of $456,000 and cash inflows from changes in operating assets and liabilities of $275,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 and 2016 was $3,405,000 and $256,000, respectively. Net cash used in investing activities during 2017 was used for the $2,500,000 equity investment in ICM and the purchase of property and equipment. During 2016, net cash used in investing activities was due to the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2017 was $50,902,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $3,060,000), gross proceeds of $304,000 from our November 2017 ATM Facility (partially offset by transaction cost of $179,000), the debt proceeds of $30,000,000 from the drawdown of funds under the 2017 Loan Agreement (partially offset by debt issuance costs of $790,000), proceeds from shares purchased under the Company’s employee stock purchase plan of $76,000, and proceeds from the exercise of stock options and a warrant of $51,000, partially offset by the repayment of the term loan under the 2016 Loan Agreement of $10,000,000.

Net cash provided by financing activities during year ended December 31, 2016 was $19,069,000 which was primarily the result of the net proceeds of $13,886,000 from the closing of our public offering in June 2016, the debt proceeds of $10,000,000 from the drawdown of funds from the first and second tranches of the term loan under the 2016 Loan Agreement (partially offset by debt issuance costs of $90,000), and proceeds from the exercise of warrants and stock options of $106,000, partially offset by the repayment of the term loan under the loan and security agreement entered into in 2014, as amended, of $4,833,000.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of December 31, 2017, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Non-cancellable operating lease obligations	$714	$338	$376	$-	$-
Debt obligations (including interest)	50,546	2,668	22,351	25,527	-
Total	$51,260	$3,006	$22,727	$25,527	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $30,495,000 as of December 31, 2017.

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

 Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an actual cost basis on a first-in, first-out method. Inventory as of December 31, 2017 and 2016 is mainly finished goods but also includes a small quantity of raw materials. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2017 and 2016.

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

Revenue Recognition

The Company recognizes revenue net of sales taxes from the sale of its products, a radiofrequency generator (including a reusable handpiece), single-use treatment tips and ancillary consumables. Revenue is recognized upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Latin America, Europe, the Middle East and Asia Pacific.

 The Company also sells a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Revenue is recognized over the service agreement period. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2017 and 2016.

When a sales agreement involves multiple deliverables, such as extended warranties, the multiple deliverables are evaluated to determine the units of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

Revenue related to the multiple elements is allocated to each unit of accounting using the relative selling price hierarchy. Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (“VSOE”). If VSOE is not available, third party evidence (“TPE”) is used to establish the selling price. In the absence of VSOE or TPE, estimated selling price is used.

The Company does not provide its customers with a right of return.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $221,000 and $0, respectively.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2017 and 2016, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options and purchase rights under the 2017 ESPP. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014.

We did not early adopt this guidance, and accordingly, will adopt this new standard effective January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method as of the adoption date. We currently plan to adopt the standard using the modified retrospective approach.  Should the adoption of Accounting Standards Codification (“ASC”) 606 under the modified retrospective method result in the deferral of revenue previously recognized, or the recognition of revenue previously deferred under ASC 605 beyond January 1, 2018, we would record a cumulative catch-up adjustment at January 1, 2018.

As part of our preliminary evaluation, we have also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs; Contracts with Customers”, with respect to capitalization and amortization of incremental costs of obtaining a contract. This guidance, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. We do not believe that we will be required to capitalize any additional costs of obtaining the contract or additional sales commissions.

We have set up a team for the implementation of the new revenue recognition accounting standard. Based on preliminary analysis, we expect that the new standard will not significantly impact the recognition of product sales given their point of sale nature. We are still in the process of evaluating our arrangements with distributors under ASC 606.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 was effective for the Company’s fiscal year beginning January 1, 2017. The adoption did not have a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this standard on January 1, 2017 and have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption did not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230). This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting”. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, BPM LLP, which audited the consolidated financial statements in this Annual Report on Form 10-K, independently assessed the effectiveness of the Company’s internal control over financial reporting.  BPM LLP has issued an attestation report, which appears as part of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 15, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

March 15, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

 Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware(3)
3.2	Amended and Restated Certificate of Incorporation(4)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc. (5)
3.4	Amended and Restated Bylaws(4)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin (6)+
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins (6)+
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller (6)+
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson (6)+
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson (6)+
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins (6)+
4.7	Warrant to Purchase Common Stock issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited (3)
4.8	Warrant to Purchase Common Stock issued on May 11, 2016 to Theresa Stern (7)
4.9	Warrant to Purchase Common Stock issued on May 11, 2016 to Chris Rowan (7)
4.10	Warrant to Purchase Common Stock issued on June 20, 2016 to Western Alliance Bank (8)
4.11	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III - Parallel Fund "A" L.P. (9)
4.12	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III L.P. (9)
4.13	Specimen Common Stock Certificate (10)
10.1	Form of Securities Purchase Agreement dated May 9, 2014 (11)
10.2	Securities Purchase Agreement, dated May 9, 2014, by and among the Registrant and GBS Venture Partners as trustee for GBS BioVentures III Trust (11)
10.3	Escrow Deposit Agreement, dated May 9, 2014 by and among the Registrant, Palladium Capital Advisors LLC, Middlebury Securities and Signature Bank, as escrow agent (11)
10.4	Registration Rights Agreement, dated May 9, 2014 (11)
10.5	First Amendment to Registration Rights Agreement, dated February 19, 2015 (12)
10.6	Right to Shares Letter Agreement dated May 9, 2014 between the Registrant and GCP IV LLC (11)
10.7	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (13)
10.8	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2013 (13)
10.9	PLC Systems Inc. 2013 Stock Option and Incentive Plan, as amended (14) +
10.10	Employment Agreement by and between the Registrant and Patricia K. Scheller, dated February 27, 2018 (15)+
10.11	Employment Agreement by and between the Registrant and Scott C. Durbin, dated March 1, 2018 (15)+
10.12	Loan and Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (16)

10.13	First Amendment to Loan and Security Agreement dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (12)
10.14	Intellectual Property Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (16)
10.15	Unconditional Guaranty issued by the Registrant in favor of Square 1 Bank (16)
10.16	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (14)
10.17	Development and Manufacturing Agreement dated June 12, 2006 between TivaMed, Inc. and Stellartech Research Corporation (14)
10.18	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (14)
10.19	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and GCP IV LLC (14)
10.20	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and G-Ten Partners LLC (14)
10.21	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Ventures II, LP (17)
10.22	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Co-Investors II, LP (17)
10.23	Convertible Note Exchange Agreement, dated May 9, 2014 by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (17)
10.24	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and 5AM Ventures II, LP (17)
10.25	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP (17)
10.26	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (17)
10.27	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018 (15)+
10.28	First Amendment to Lease dated January 15, 2015 between The Castine Group and Viveve, Inc. (18)
10.29	Second Amendment to Loan and Security Agreement dated May 14, 2015 between Viveve, Inc. and Square 1 Bank (18)
10.30	Form of Securities Purchase Agreement dated May 12, 2015 (18)
10.31	Form of Registration Rights Agreement dated May 12, 2015 (18)
10.32	Letter Agreement with Stonepine Capital dated May 12, 2015 (18)
10.33	Form of Securities Purchase Agreement dated November 20, 2015 (19)
10.34	Form of Registration Rights Agreement dated November 20, 2015 (19)
10.35	Third Amendment to Loan and Security Agreement dated November 30, 2015 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (20)
10.36	Fourth Amendment to Loan and Security Agreement dated March 18, 2016 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (6)
10.37	Viveve Medical, Inc. Amended and Restated Independent Director Compensation Policy (20)
10.38	Viveve Medical, Inc. Amended and Restated 2013 Stock Option and Incentive Plan (21)
10.39	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated September 12, 2016 between Viveve, Inc. and Commercial Street Properties, LLC. (22)
10.40	Loan and Security Agreement dated as of June 20, 2016 by and among Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank (8)
10.41	Intellectual Property Security Agreement dated as of June 20, 2016 between Viveve Medical, Inc. and Western Alliance Bank (8)
10.42	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between Viveve Medical, Inc. and Ingredion Incorporated (23)
10.43	Waiver and First Amendment to Loan and Security Agreement, dated January 13, 2017, between Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank (24)
10.44	Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC (9)

10.45	Patent and Trademark Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC (9)
10.46	Term Loan Agreement, dated May 22, 2017, among Viveve Medical, Inc., Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders (25)
10.47	Exclusive Distributorship Agreement, dated August 8. 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC (26)
10.48	Membership Subscription Agreement, dated August 1, 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC (26)
10.49	Waiver No. 2 to Loan Agreement, dated December 12, 2017, among Viveve Medical, Inc., CRG Servicing LLC and the lenders party thereto (27)
10.50	Amendment to the Amended and Restated 2013 Stock Option and Incentive Plan (28)
10.51	2017 Employee Stock Purchase Plan (28)
10.52	Forms of Indemnification Agreement*
14.1	Code of Conduct, adopted September 23, 2014 (29)
21	List of the Registrant’s Subsidiaries (30)
23.1	Consent of BPM LLP*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Management contract or compensation plan, contract or arrangement.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 17, 2017.
(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.
(6)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2017.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.
(14)	Incorporated by reference to the Registrant’s on Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2018.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(17)	Incorporated by reference to the Amendment No. 1 Registrant’s Form S-1 filed with the Securities and Exchange Commission on January 26, 2015.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015.
(19)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2015.
(20)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.
(21)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2016.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(24)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on January 13, 2017.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017.
(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2017.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017.
(28)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(29)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
(30)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 15, 2018	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Viveve Medical, Inc., hereby severally constitute and appoint Patricia Scheller and Scott Durbin, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patricia Scheller	Chief Executive Officer and Director
Patricia Scheller	(Principal Executive Officer)	March 15, 2018

/s/Scott Durbin	Chief Financial Officer
Scott Durbin	(Principal Financial and Accounting Officer)	March 15, 2018

/s/Daniel Janney
Daniel Janney	Chairman of the Board of Directors	March 15, 2018

/s/Debora Jorn
Debora Jorn	Director	March 15, 2018

/s/Lori Bush
Lori Bush	Director	March 15, 2018

/s/Arlene Morris
Arlene Morris	Director	March 15, 2018

/s/Jon Plexico
Jon Plexico	Director	March 15, 2018

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2013.

San Jose, California

March 15, 2018

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$20,730	$8,086
Accounts receivable, net of allowance for doubtful accounts of $221 and $0 as of December 31, 2017 and 2016, respectively	6,213	2,091
Inventory	2,390	2,687
Prepaid expenses and other current assets	2,741	1,066
Total current assets	32,074	13,930
Property and equipment, net	1,303	483
Investment in limited liability company	2,500	-
Other assets	202	136
Total assets	$36,079	$14,549
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,799	$3,086
Accrued liabilities	4,605	2,186
Note payable, current portion	-	1,867
Total current liabilities	9,404	7,139
Note payable, noncurrent portion	28,948	7,762
Other noncurrent liabilities	327	53
Total liabilities	38,679	14,954
Commitments and contingences (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value;
10,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued	-	-
Common stock, $0.0001 par value;
75,000,000 shares authorized as of December 31, 2017 and 2016;
19,503,558 and 10,661,201 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2	1
Additional paid-in capital	102,979	68,216
Accumulated deficit	(105,581)	(68,622)
Total stockholders’ deficit	(2,600)	(405)
Total liabilities and stockholders’ deficit	$36,079	$14,549

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2017	2016

Revenue	$15,288	$7,141
Cost of revenue	7,844	4,612
Gross profit	7,444	2,529

Operating expenses:
Research and development	12,343	8,365
Selling, general and administrative	28,831	12,868
Total operating expenses	41,174	21,233
Loss from operations	(33,730)	(18,704)
Interest expense, net	(3,169)	(1,370)
Other expense, net	(60)	(37)
Comprehensive and net loss	$(36,959)	$(20,111)

Net loss per share:
Basic and diluted	$(2.11)	$(2.18)

Weighted average shares used in computing net loss per common share
Basic and diluted	17,496,942	9,222,348

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For each of the two years in the period ended December 31, 2017

(in thousands, except share data)

	Common Stock,		Additional	Common Stock and Paid-in			Total
	$0.0001 par value		Paid-In	Capital: no par value		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balances as of January 1, 2016	-	$-	$-	7,490,288	$52,447	$(48,511)	$3,936
Reverse stock split - rounding adjustment	-	-	-	2,361	-	-	-
Stock-based compensation expense	-	-	707	-	188	-	895
Issuance of restricted stock awards to employees for performance bonuses	-	-	-	-	246	-	246
Issuance of restricted stock awards to directors and consultants	18,792	-	125	-	-	-	125
Issuance of warrants	-	-	20	-	142	-	162
Exercise of warrants	35,490	-	65	6,250	27	-	92
Exercise of stock options	-	-	-	3,020	14	-	14
Reclassification upon change in corporate domicile	7,501,919	1	53,063	(7,501,919)	(53,064)	-	-
June 2016 Offering, net of issuance costs	3,105,000	-	13,886	-	-	-	13,886
Issuance of warrant in connection with note payable	-	-	350	-	-	-	350
Net loss	-	-	-	-	-	(20,111)	(20,111)
Balances as of December 31, 2016	10,661,201	1	68,216	-	-	(68,622)	(405)
March 2017 Offering, net of issuance costs	8,625,000	1	31,439	-	-	-	31,440
Stock-based compensation expense	-	-	1,646	-	-	-	1,646
Issuance of warrant in connection with note payable	-	-	940	-	-	-	940
Issuance of restricted common shares	35,000	-	260	-	-	-	260
Issuance of restricted stock awards to directors, employees and consultants	77,783	-	226	-	-	-	226
November 2017 ATM Facility, net of issuance cost	59,249	-	125	-	-	-	125
Issuance of common shares from employee stock purchase plan	17,894	-	76	-	-	-	76
Exercise of stock options	7,730	-	31	-	-	-	31
Exercise of warrants	4,701	-	20	-	-	-	20
Cashless exercise of warrant	15,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	(36,959)	(36,959)
Balances as of December 31, 2017	19,503,558	$2	$102,979	-	$-	$(105,581)	$(2,600)

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(36,959)	$(20,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(221)	-
Depreciation and amortization	449	111
Stock-based compensation	1,872	1,020
Fair value of restricted common shares issued in lieu of cash	260	-
Fair value of warrants issued	-	162
Non-cash interest expense	1,049	456
Changes in assets and liabilities:
Accounts receivable	(3,901)	(1,498)
Inventory	(67)	(1,237)
Prepaid expenses and other current assets	(1,675)	162
Other noncurrent assets	(66)	2
Accounts payable	1,713	1,654
Accrued and other liabilities	2,419	1,192
Other noncurrent liabilities	274	-
Net cash used in operating activities	(34,853)	(18,087)

Cash flows from investing activities:
Investment in limited liability company	(2,500)	-
Purchase of property and equipment	(905)	(256)
Net cash used in investing activities	(3,405)	(256)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	31,565	13,886
Proceeds from note payable	29,210	9,910
Repayments of note payable	(10,000)	(4,833)
Proceeds from issuance of common shares from employee stock purchase plan	76	-
Proceeds from exercise of stock options	31	14
Proceeds from exercise of warrant	20	92
Net cash provided by financing activities	50,902	19,069
Net increase in cash and cash equivalents	12,644	726

Cash and cash equivalents - beginning of period	8,086	7,360
Cash and cash equivalents - end of period	$20,730	$8,086

Supplemental disclosure:
Cash paid for interest	$2,066	$803
Cash paid for income taxes	$-	$1

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$940	$350
Issuance of note payable in settlement of accrued interest	$495	$-
Net transfer of equipment between inventory and property and equipment	$364	$99
Restricted stock awards granted to employees for 2015 accrued bonuses	$-	$246

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry in some countries by marketing Geneveve™ as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity.

Public Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of December 31, 2017, the Company has sold 59,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $125,000.

On March 22, 2017, in connection with the closing of a public offering (the “ March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000.

On June 17, 2016, in connection with the closing of a public offering (the “ June 2016 Offering”), the Company issued an aggregate of 3,105,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $5.00 per share for gross proceeds of approximately $15,525,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $13,886,000.

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

The Company’s products likely require clearance or approvals from the U.S. Food and Drug Administration or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required clearances or approvals or for the indications requested. If the Company was denied such clearances or approvals or if such clearances or approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

The Company designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal introital laxity for improved sexual function, and for vaginal rejuvenation depending on the relevant country-specific clearance or approval that it refers to as the Viveve System. The Viveve System consists of three main components: a radiofrequency generator housed in a table-top console; a reusable handpiece; and a single-use treatment tip. Single-use accessories (e.g. RF return pad, coupling fluid), a foot pedal and a cryogen canister that can be used for approximately four to five procedures are also included with the System. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the year ended December 31, 2017, two distributors together accounted for 35% of the Company’s revenue. During the year ended December 31, 2016, three distributors together accounted for 78% of the Company’s revenue.

There are no direct sales to customers that accounted for more than 10% of the Company’s revenue during the years ended December 31, 2017 and 2016.

As of December 31, 2017, two distributors, collectively, accounted for 57 % of total accounts receivable, net. As of December 31, 2016, three distributors, collectively, accounted for 81% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $221,000 and zero as of December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory as of December 31, 2017 consisted of $1,990,000 of finished goods and $400,000 of raw materials. Inventory as of December 31, 2016 consisted of $2,506,000 of finished goods and $181,000 of raw materials. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2017 and 2016.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the life of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

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

Revenue Recognition

The Company recognizes revenue net of sales taxes from the sale of its products, the Viveve System, single-use treatment tips and ancillary consumables. Revenue is recognized upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Latin America, Europe, the Middle East and Asia Pacific.

The Company also sells a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Revenue is recognized over the service agreement period. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2017 and 2016.

When a sales agreement involves multiple deliverables, such as extended warranties, the multiple deliverables are evaluated to determine the units of accounting. Judgment is required to properly identify the accounting units of multiple element transactions and the manner in which revenue is allocated among the accounting units. Judgments made, or changes to judgments made, may significantly affect the timing or amount of revenue recognition.

Revenue related to the multiple deliverables is allocated to each unit of accounting using the selling price hierarchy. Consistent with accounting guidance, the selling price is based upon vendor specific objective evidence (“VSOE”). If VSOE is not available, third party evidence (“TPE”) is used to establish the selling price. In the absence of VSOE or TPE, estimated selling price (“ESP”) is used. For the years ended December 31, 2017 and 2016, the Company has used ESP to calculate the relative fair value of the deliverables. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates. There were no material changes to our estimates of ESP during the years reported on.

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

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in equity in earnings of unconsolidated affiliates on the consolidated statements of operations. We utilize a three-month lag in reporting equity income from our investments, adjusted for known amounts and events, when the investee’s financial information is not available timely or when the investee’s reporting period differs from our reporting period.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the year ended December 31, 2017, no impairment charges have been recorded.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2017 and 2016.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2017 and 2016. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options and purchase rights under the employee stock purchase plan. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2017 and 2016, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Year Ended
	December 31,
	2017	2016

Stock options to purchase common stock	2,694,224	1,909,764
Warrants to purchase common stock	642,622	425,274
Restricted common stock awards	10,000	58,155

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” which created Accounting Standards Codification Topic 606 (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014.

The Company did not early adopt this guidance, and accordingly, will adopt this new standard effective January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective transition method as of the adoption date. The Company currently plans to adopt the standard using the modified retrospective approach.  Should the adoption of ASC 606 under the modified retrospective method result in the deferral of revenue previously recognized, or the recognition of revenue previously deferred under ASC 605 beyond January 1, 2018, the Company would record a cumulative catch-up adjustment at January 1, 2018.

As part of its preliminary evaluation, the Company has also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs; Contracts with Customers”, with respect to capitalization and amortization of incremental costs of obtaining a contract. This guidance, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. The Company does not believe that it will not be required to capitalize any additional costs of obtaining the contract or additional sales commissions.

The Company has set up a team for the implementation of the new revenue recognition accounting standard. Based on preliminary analysis, the Company expects that the new standard will not significantly impact the recognition of product sales given their point of sale nature. The Company is still in the process of evaluating its arrangements with distributors as well as those related to extended warranties under ASC 606.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that an entity should measure inventory within the scope of this pronouncement at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement does not apply to inventory that is being measured using the last-in, first-out (“LIFO”) method or the retail inventory method. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 was effective for the Company’s fiscal year beginning January 1, 2017. The adoption did not have a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this standard on January 1, 2017 and have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption did not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting”. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We plan to adopt this guidance as of January 1, 2018 and believe the adoption of the guidance will not have a significant impact on the consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2017 and 2016.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2017 and 2016 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Life	December 31,
	(in years)	2017	2016

Medical equipment	5	$1,299	$657
Computer equipment	3	193	83
Leasehold Improvements	3	200	-
Furniture and fixtures	7	340	57
		2,032	797
Less: Accumulated depreciation and amortization		(729)	(314)
Property and equipment, net		$1,303	$483

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $449,000 and $111,000, respectively.

5.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of December 31, 2017, the Company has purchased approximately 1,200 units of ICM products. The Company paid ICM approximately $94,000 for product related costs during the year ended December 31, 2017.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of December 31, 2017, the Company owns approximately 11% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the year ended December 31, 2017, the allocated results from ICM’s operations were immaterial.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016

Accrued bonuses	$1,597	$1,102
Accrued sales commission	1,067	115
Accrued payroll and other related expenses	488	249
Accrued professional fees	562	483
Accrued interest	447	65
Accrued sales & use tax	149	39
Other accruals	295	133
Total accrued liabilities	$4,605	$2,186

7.	Note Payable

On June 20, 2016, the Company entered into a Loan and Security Agreement, as amended January 13, 2017 (the “2016 Loan Agreement”) with Western Alliance Bank (“WAB”), pursuant to which WAB agreed to loan the Company up to an aggregate of $10,000,000 payable in two tranches of $7,500,000 and $2,500,000. The funding conditions for both tranches were satisfied as of the closing date, and therefore, the aggregate principal amount of $10,000,000 was provided on June 20, 2016. The terms of the loan also required the Company to meet certain financial and other covenants in connection with the 2016 Loan Agreement. In addition to all outstanding principal and accrued interest on the term loan, the terms of the loan required the Company to pay a final payment fee equal to 4.00% of the original principal amount of the term loan. All borrowings under the 2016 Loan Agreement were collateralized by substantially all of the Company’s assets, including intellectual property. The outstanding principal balance and accrued interest related to this note payable were repaid in May 2017 (see discussion below).

In connection with the 2016 Loan Agreement, the Company issued a 10-year warrant to WAB to purchase a total of 100,402 shares of the Company’s common stock at an exercise price of $4.98 per share (See Note 9).

On May 22, 2017, the Company entered into a Term Loan Agreement (the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility.

A portion of the initial loan proceeds were used to repay all of the amounts owed by the Company under its 2016 Loan Agreement with WAB. The remainder of the loan proceeds (after deducting loan origination costs and other fees and expenses incurred in connection with the 2017 Loan Agreement), plus any additional amounts that may be borrowed in the future, will be used for general corporate purposes and working capital.

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.50%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the year ended December 31, 2017, the Company paid interest in-kind of $495,000 which was added to the total outstanding principal loan amount as of December 31, 2017. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of December 31, 2017, interest accrued related to the final payment fee in the amount of $132,000 was included in other noncurrent liabilities in the consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of December 31, 2017, the Company was in compliance with all covenants.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 9).

As of December 31, 2017, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2018	$2,668
2019	2,778
2020	2,901
2021	16,672
2022	19,306
Thereafter	6,221
Total payments	50,546
Less: Amount representing interest	(20,051)
Present value of obligations	30,495
Less: Unamortized debt discount	(1,547)
Note payable, noncurrent portion	$28,948

8.	Commitments and Contingencies

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

Rent expense for the years ended December 31, 2017 and 2016 was $442,000 and $236,000, respectively.

As of December 31, 2017, future minimum payments under the lease are as follows (in thousands):

Year Ending December 31,
2018	$338
2019	264
2020	112
Total minimum lease payments	$714

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

On October 21, 2016, Viveve filed a lawsuit against ThermiGen LLC, ThermiAesthetics LLC, and Dr. Alinsod, in the Eastern District of Texas alleging infringement of Viveve’s U.S. Patent Number 8,961,511 (the “‘511 patent”). The lawsuit alleges infringement based on Defendants use and/or sale of the ThermiVa system and ThermiVa procedure. Viveve is seeking an injunction and damages.

9.	Common Stock

The Company established, through the filing of a prospectus supplement to its shelf registration statement on Form S-3 (filed November 8, 2017), an “at-the-market” equity offering program under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of December 31, 2017, the Company has sold 59,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $125,000.

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

Warrants for Common Stock

As of December 31, 2017, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the Loan and Security Agreement entered into on September 30, 2014, as amended on February 19, 2015, May 14, 2015, November 30, 2015 and March 18, 2016 (collectively, the “2014 Loan Agreement”), with Pacific Western Bank (as successor in interest by merger to Square 1 Bank), the Company issued a warrant to purchase a total of 58,962 shares of common stock at an exercise price of $4.24 per share. The fair value of the warrant was recorded as debt issuance costs, presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable, and was being amortized to interest expense over the loan term. The outstanding indebtedness was repaid in June 2016 from the proceeds of the new term loan in connection with the 2016 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2016. During the year ended December 31, 2016, the Company recorded $387,000, of interest expense relating to the debt issuance costs. The warrant was exercised on a cashless basis in August 2016 and 17,295 net shares were issued.

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

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the new term loan in connection with the 2017 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2017. During the years ended December 31, 2017 and 2016, the Company recorded $371,000 and $69,000, respectively, of interest expense relating to the debt issuance costs.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the year ended December 31, 2017, the Company recorded $183,000 of interest expense relating to the debt issuance costs using the effective interest method. As of December 31, 2017, the unamortized debt discount was $1,547,000.

A total of 4,701 and 25,268 shares, issuable pursuant to warrants issued in connection with a private offering on September 30, 2014, were issued in connection with the exercise of warrants during the years ended December 31, 2017 and 2016, respectively.

No shares issuable pursuant to warrants have been cancelled during the year ended December 31, 2017. A total of 1,094 shares issuable pursuant to warrants issued to two vendors in October 2014 were cancelled during the year ended December 31, 2016 as the milestones related to these shares were not achieved.

The total stock-based compensation expense related to warrants issued was zero and $162,000 for the years ended December 31, 2017 and 2016, respectively.

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

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). There are currently outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 4.88 years.

The 2013 Plan was also adopted by the Company’s board of directors and approved by its stockholders. The 2013 Plan is administered by the compensation committee of the Company’s board of directors (the “Administrator”). Under the 2013 Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted, deferred or unrestricted stock awards, performance-based awards or dividend equivalent rights. Awards may be granted to officers, employees, nonemployee directors (as defined in the 2013 Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over four years. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than the fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the Company’s outstanding voting power must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years.

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available under the 2013 plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. On August 15, 2017, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 2,523,209 shares to a total of 4,000,000 shares. On December 6, 2017, the board of directors approved the 2018 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 780,143 shares from 4,000,000 shares to a total of 4,780,143 shares, which was effective January 1, 2018.

As of December 31, 2017, there are outstanding stock option awards issued from the 2013 Plan covering a total of 2,655,846 shares of the Company’s common stock and there remain reserved for future awards 1,186,527 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.73 per share, and the remaining contractual term is 8.64 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, December 31, 2015	1,022,195	$6.47	9.37	$1,194,180
Options granted	978,966	$6.00
Options exercised	(3,020)	$4.80
Options cancelled	(88,377)	$7.41
Options outstanding, December 31, 2016	1,909,764	$6.19	9.12	$211,396
Options granted	1,000,985	$5.68
Options exercised	(7,730)	$4.02
Options cancelled	(208,795)	$8.88
Options outstanding, December 31, 2017	2,694,224	$5.80	8.58	$249,154

Vested and exercisable and expected to vest, end of period	2,539,133	$5.80	8.55	$239,624

Vested and exercisable, end of period	843,008	$5.86	7.65	$116,261

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2017.

The options outstanding and exercisable as of December 31, 2017 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2017	Price	Term (Years)	December 31, 2017	Price

	$2.64		12,500	$2.64	7.37	8,334	$2.64
$3.68	-	$3.76	66,876	$3.76	7.10	47,371	$3.76
$4.46	-	$5.01	542,829	$4.72	8.51	183,555	$4.75
	$5.22		557,358	$5.22	8.94	146,696	$5.22
$5.46	-	$5.67	365,000	$5.58	9.72	-	$-
	$6.00		557,753	$6.00	7.96	278,880	$6.00
$6.24	-	$6.61	122,038	$6.44	8.18	36,766	$6.32
$7.00	-	$7.92	431,492	$7.65	8.75	103,028	$7.72
	$9.92		38,135	$9.92	4.89	38,135	$9.92
$56.00	-	$296.00	243	$100.46	2.96	243	$100.46
			2,694,224	$5.80	8.58	843,008	$5.86

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

In September 2016, the Company granted 25,000 shares to a consultant with a weighted average grant date fair value of $7.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year at a rate of 1/4th per quarter beginning as of the award date. As of December 31, 2017, 25,000 shares were vested and issued.

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

In October 2017, the Company granted RSAs for 7,884 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.55 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 7,884 shares of common stock were issued.

In December 2017, the Company granted an RSA for 10,000 shares to an employee with a weighted average grant date fair value of $4.94 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over four years at a rate of 1/4th the first year beginning as of the award date and monthly thereafter. As of December 31, 2017, zero shares were vested and issued.

There were 10,000 shares of unvested RSAs as of December 31, 2017.

2017 Employee Stock Purchase Plan

In August 2017, the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The Company reserved a total of 400,000 shares of common stock for issuance under the 2017 ESPP. Eligible employees may purchase shares of common stock through periodic payroll deductions, with a maximum purchase of 2,000 shares of common stock in any offering period. The price of common stock purchased under the 2017 ESPP is equal to 85% of the lesser of the fair market value of common stock on the first or last day of the offering period. Each offering period is for a period of three months. The first offering period under the 2017 ESPP began on October 1, 2017 and ended on December 31, 2017, and 17,894 shares were issued on December 29, 2017 at a purchase price of $4.2245. As of December 31, 2017, the remaining shares available for issuance under the 2017 ESPP were 382,106 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Year Ended
December 31,
2017

Expected term (in years)	0.25
Average volatility	61%
Risk-free interest rate	1.06%
Dividend yield	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the year ended December 31, 2017 was $1.51 per share.

Stock-Based Compensation

During the years ended December 31, 2017 and 2016, the Company granted stock options to employees to purchase 981,110 and 919,841 shares of common stock with a weighted average grant date fair value of $2.88 and $2.63 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 and 2016 was $31,000 and $5,000.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2017	2016

Expected term (in years)	5	5
Average volatility	59%	49%
Risk-free interest rate	1.89%	1.78%
Dividend yield	0%	0%

During the year ended December 31, 2017 and 2016, the Company granted stock options to nonemployees to purchase 19,875 and 59,125 shares of common stock with a weighted average grant date fair value of $4.09 and $4.60 per share. There were no options exercised by nonemployees during the years ended December 31, 2017 and 2016.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2017	2016

Expected term (in years)	10	10
Average volatility	72%	51%
Risk-free interest rate	2.38%	2.43%
Dividend yield	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of comparable companies’ stock, look-back volatilities and the Company specific events that affected volatility in a prior period. The expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2017	2016

Cost of revenue	$19	$-
Research and development	252	114
Selling, general and administrative	1,601	906
Total	$1,872	$1,020

As of December 31, 2017, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,547,000. These costs are expected to be recognized over a period of approximately 2.8 years.

11.	Income Taxes

No provision for income taxes has been recorded due to the net operating losses incurred from inception to date, for which no benefit has been recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2017	2016

Income tax provision (benefit) at statutory rate	(34)%	(34)%
State income taxes, net of federal benefit	(4)%	(2)%
Change in valuation allowance	4%	33%
Effect of tax legislation	33%	0%
Other	1%	3%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$19,699	$16,888
Capitalized start up costs	3,963	5,944
Research and development credits	835	518
Accruals and reserves	1,403	1,095
Fixed assets and depreciation	39	-
Total deferred tax assets	25,939	24,445
Deferred tax liabilities:
Fixed assets and depreciation	-	(7)
Valuation allowance	(25,939)	(24,438)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on it past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $1,501,000 and $5,750,000 during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $78,858,000 and $50,517,000, respectively, which expire beginning in the year 2026.

The Company also has federal and California research and development tax credits of approximately $701,000 and $623,000, respectively. The federal research credits will begin to expire in 2026 and the California research and development credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or the consolidated statements of operations if an adjustment were required.

As of December 31, 2017, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016

Balance at the beginning of the year	$268	$128
Additions based upon tax positions related to the current year	129	140
Balance at the end of the year	$397	$268

If the ending balance of $397,000 of unrecognized tax benefits as of December 31, 2017 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, and repatriation of accumulated foreign accumulated earnings and profits, effective January 1, 2018.

The Company is required to recognize the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position will decrease as will the related valuation allowance. The Company has also considered the impact of the transition tax for which it has estimated it does not need to accrue a liability as the operations of Viveve BV are immaterial. Uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors. As such, while the Company believes that these adjustments are reasonable estimates of TCJA, they should be considered provisional.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2017, the Company has purchased 543 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $7,912,000 and $6,485,000 for goods and services during the years ended December 31, 2017 and 2016, respectively.

13.	Segments and Geographic Information

The Company has determined that it operates as a single operating and reportable segment. Revenue from unaffiliated customers by geographic area was as follows (in thousands):

	Year Ended
	December 31,
	2017	2016

United States	$11,004	315
Asia Pacific	3,178	4,946
Europe and Middle East	667	1,489
Latin America	360	382
Canada	79	9
Total	$15,288	$7,141

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

The Company’s long-lived assets by geographic area were as follows (in thousands):

	Year Ended
	December 31,
	2017	2016

United States	$1,192	$370
Asia Pacific	52	39
Canada	46	2
Latin America	12	-
Europe	1	72
Total	$1,303	$483

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

14.	Subsequent Events

On February 12, 2018, in connection with the closing of a public offering (the “ February 2018 Offering”), the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company were approximately $32,380,000, after deducting underwriting discounts and commissions (but before deducting estimated offering expenses payable by the Company).

In January 2018, the Company sold 208,277 shares of common stock for net proceeds of approximately $1,025,000 under the November 2017 ATM Facility. There have been no other shares sold under the November 2017 ATM Facility through the date of this filing.