Form 10-Q
period 2018-03-31
VIVEVE MEDICAL, INC.
filed 2018-05-10
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of May 9, 2018 the issuer had 31,269,388 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,378	$20,730
Accounts receivable, net of allowance for doubtful accounts of $263 and $221 as of March 31, 2018 and December 31, 2017, respectively	6,999	6,213
Inventory	3,828	2,390
Prepaid expenses and other current assets	3,302	2,741
Total current assets	52,507	32,074
Property and equipment, net	1,674	1,303
Investment in limited liability company	2,251	2,500
Other assets	204	202
Total assets	$56,636	$36,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,865	$4,799
Accrued liabilities	4,257	4,605
Total current liabilities	8,122	9,404
Note payable, noncurrent portion	29,334	28,948
Other noncurrent liabilities	218	327
Total liabilities	37,674	38,679
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 31,254,716 and 19,503,558 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	137,032	102,979
Accumulated deficit	(118,073)	(105,581)
Total stockholders’ equity (deficit)	18,962	(2,600)
Total liabilities and stockholders’ equity (deficit)	$56,636	$36,079

(1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$3,699	$3,041
Cost of revenue	2,352	1,619
Gross profit	1,347	1,422

Operating expenses:
Research and development	3,756	2,388
Selling, general and administrative	8,931	5,450
Total operating expenses	12,687	7,838
Loss from operations	(11,340)	(6,416)
Interest expense, net	(1,070)	(263)
Other expense, net	(10)	(16)
Net loss from consolidated companies	(12,420)	(6,695)
Loss from minority interest in limited liability company	(249)	-
Comprehensive and net loss	$(12,669)	$(6,695)

Net loss per share:
Basic and diluted	$(0.49)	$(0.57)

Weighted average shares used in computing net loss per common share:
Basic and diluted	25,846,724	11,663,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(12,669)	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	42	-
Depreciation and amortization	150	107
Stock-based compensation	753	372
Non-cash interest expense	386	35
Loss from minority interest in limited liability company	249	-
Changes in assets and liabilities:
Accounts receivable	(828)	(1,929)
Inventory	(1,497)	40
Prepaid expenses and other current assets	(561)	(174)
Other noncurrent assets	(2)	(16)
Accounts payable	(934)	273
Accrued and other liabilities	(366)	(99)
Other noncurrent liabilities	86	37
Net cash used in operating activities	(15,191)	(8,049)

Cash flows from investing activities:
Purchase of property and equipment	(462)	(151)
Net cash used in investing activities	(462)	(151)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	33,236	31,503
Proceeds from issuance of common shares from employee stock purchase plan	65	-
Net cash provided by financing activities	33,301	31,503
Net increase in cash and cash equivalents	17,648	23,303

Cash and cash equivalents - beginning of period	20,730	8,086
Cash and cash equivalents - end of period	$38,378	$31,389

Supplemental disclosure:
Cash paid for interest	$653	$194
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of note payable in settlement of accrued interest	$305	$-
Net transfer of equipment between inventory and property and equipment	$59	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s health industry in some countries by marketing the Viveve System and its Geneveve™ treatment as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity, depending on the relevant country-specific clearance or approval.

Public Offerings

On February 12, 2018, in connection with the closing of a public offering (the “February 2018 Offering”), the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,225,000.

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the quarter ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,011,000. As of March 31, 2018, the Company has sold 267,526 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,136,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future interim period.

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

Changes in Accounting Policies

Except for the changes for the adoption of the new revenue recognition accounting standard, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Adoption of New Accounting Standard

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 605 (“ASC 605”).

Previously under ASC 605, revenue from extended assurance warranties was deferred and recognized over the period of the warranty. Under ASC 606, these warranties are not considered a separate performance obligation.  Accordingly, on the transition date, the Company recorded a net cumulative adjustment in accumulated deficit of $177,000, resulting from the release of $195,000 for the amount of extended warranties previously recorded in noncurrent liabilities, offset by $18,000 recorded in accrued liabilities for future costs associated with the assurance-type extended warranties.

The details for the impact of the adoption of ASC 606 are provided below:

	Balance as of December 31, 2017	Adjustment Due to Adoption of ASC 606		Balance as of January 1, 2018

Consolidated Balance Sheet:

Liabilities
Accrued liabilities	$4,605	$18	(1)	$4,623
Other noncurrent liabilities	$327	$(195	)(2)	$132

Equity
Accumulated deficit	$(105,581)	$177	(3)	$(105,404)

(1)	Change relates to future costs associated with extended warranties required to be recorded on adoption of ASC 606.
(2)	Change relates to long-term deferred revenue related to the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to cumulative effect adjustment upon adoption of ASC 606.

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

The Company designs, develops, manufactures and markets a medical device for the non-invasive treatment of vaginal introital laxity, for improved sexual function, for vaginal rejuvenation, and for use in general surgical procedures for electrocoagulation and hemostasis, depending on the relevant country-specific clearance or approval, that it refers to as the Viveve System. The Viveve System consists of three main components: a RF, or radio frequency, generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. RF return pad, coupling fluid), as well as a foot pedal and a cryogen canister that can be used for approximately four to five procedures. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In North America., the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2018, two distributors together accounted for 54% of the Company’s revenue. During the three months ended March 31, 2017, two distributors together accounted for 33% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, three distributors, collectively, accounted for 76% of total accounts receivable, net. As of December 31, 2017, two distributors, collectively, accounted for 57% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $263,000 as of March 31, 2018 and $221,000 as of December 31, 2017.

Revenue Recognition

Revenue consists primarily of the sale of the Viveve System, single-use treatment tips and ancillary consumables. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenues, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense. Revenue is recognized net of any sales taxes from the sale of the products.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of March 31, 2018 or December 31, 2017. Separately, accounts receivable, net, represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended March 31, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three months ended March 31, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

Shipping and Handling

Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018 was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Consolidated Statement of Operations:

Revenue	$3,699	$3,489	$210	(1)
Cost of revenue	$2,352	$2,343	$9	(2)
Gross profit	$1,347	$1,146	$201	(3)
Loss from operations	$(11,340)	$(11,541)	$201	(3)
Comprehensive and net loss	$(12,669)	$(12,870)	$201	(3)
Net loss per share:
Basic and diluted	$(0.49)	$(0.50)	$0.01	(3)

(1)	Change relates to revenue from extended assurance warranties for which no deferral is required on the adoption of ASC 606.
(2)	Change relates to the future costs associated with extended assurance warranties required to be recorded on the adoption of ASC 606.
(3)	Change relates to the net gain adjustment on the adoption of ASC 606.

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Consolidated Balance Sheet:

Liabilities
Accrued liabilities	$4,257	$4,255	$(2	) (1)
Other noncurrent liabilities	$218	$598	$380	(2)

Equity
Accumulated deficit	$(118,073)	$(118,451)	$(378	) (3)

(1)	Change relates to future costs associated with extended warranties required to be recorded on the adoption of ASC 606, partially offset by the current portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.
(2)	Change relates to noncurrent portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to $177,000 cumulative effect adjustment on the adoption of ASC 606 and the net gain adjustment of $201,000 for the three months ended March 31, 2018.

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts).

The following table presents the revenue from unaffiliated customers disaggregated by geographic area (in thousands):

	Three Months Ended
	March 31,
	2018	2017

North America	$2,606	$1,895
Asia Pacific	891	743
Europe and Middle East	202	113
Latin America	-	290
Total	$3,699	$3,041

The Company determines geographic location of its revenue based upon the destination of the shipments of its products.

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three months ended March 31, 2018, no impairment charges have been recorded.

Product Warranty

The Company’s products are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2018 and 2017, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2018	2017

Stock options to purchase common stock	3,690,902	2,134,214
Warrants to purchase common stock	642,622	425,274
Restricted common stock awards	22,500	12,500

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company has revised the classification in the consolidated statements of cash flows to report other noncurrent liabilities as a separate line item for the three months ended March 31, 2018. This resulted in an increase in the change amount previously reported for accrued and other liabilities of $37,000 for the three months ended March 31, 2017.

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting”. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2018 and December 31, 2017 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of March 31, 2018, the Company has purchased approximately 2,100 units of ICM products. The Company paid ICM approximately $80,000 for product related costs during the three months ended March 31, 2018.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of March 31, 2018, the Company owns approximately 11% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended March 31, 2018, the allocated net loss from ICM’s operations was $249,000.

5.        Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017

Accrued professional fees	$1,046	$562
Accrued sales commission	973	1,067
Accrued interest	651	447
Accrued payroll and other related expenses	507	488
Accrued bonuses	397	1,597
Travel and entertainment	223	156
Other accruals	460	288
Total accrued liabilities	$4,257	$4,605

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

On May 22, 2017, the Company entered into a Term Loan Agreement (the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility.

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three months ended March 31, 2018, the Company paid interest in-kind of $305,000 which was added to the total outstanding principal loan amount as of March 31, 2018. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of March 31, 2018, interest accrued related to the final payment fee in the amount of $218,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of March 31, 2018, the Company was in compliance with all covenants.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 8).

As of March 31, 2018, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2018 (remaining nine months)	$2,020
2019	2,778
2020	2,901
2021	16,672
2022	19,306
Thereafter	6,221
Total payments	49,898
Less: Amount representing interest	(19,098)
Present value of obligations	30,800
Less: Unamortized debt discount	(1,466)
Note payable, noncurrent portion	$29,334

 7.       Commitments and Contingencies

Operating Lease

In January 2012, the Company entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended, commenced in March 2012 and terminated in April 2018.

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

Rent expense for the three months ended March 31, 2018 and 2017 was $138,000 and $73,000, respectively.

As of March 31, 2018, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2018 (remaining nine months)	$221
2019	264
2020	112
Total minimum lease payments	$597

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

On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB).  The IPR petitions challenge the validity of the ‘511 patent claims as allegedly anticipated and obvious in view of prior patents and publications.  On May 8, 2018, the PTAB instituted review on both grounds of the first petition and one of the two grounds in the second petition.

8.        Common Stock

On February 12, 2018, in connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,225,000.

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the quarter ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,012,000. As of March 31, 2018, the Company has sold 267,526 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,136,000.

Warrants for Common Stock

As of March 31, 2018, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the condensed consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the new term loan in connection with the 2017 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense for the quarter ended June 30, 2017. During the three months ended March 31, 2017, the Company recorded $35,000, of interest expense relating to the debt issuance costs.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $786,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three months ended March 31, 2018, the Company recorded $77,000 of interest expense relating to the debt issuance costs using the effective interest method. As of March 31, 2018, the unamortized debt discount was $1,466,000.

No shares issuable pursuant to warrants have been exercised during the three months ended March 31, 2018 and 2017.

No shares issuable pursuant to warrants have been cancelled during the three months ended March 31, 2018 and 2017.

The stock-based compensation expense related to warrants issued was zero for both the three months ended March 31, 2018 and 2017.

9.        Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of March 31, 2018, there are outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 4.63 years.

On December 6, 2017, the board of directors approved the 2018 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 914,016 shares from 4,000,000 shares to a total of 4,914,016 shares, which was effective January 1, 2018.

As of March 31, 2018, there are outstanding stock option awards issued from the 2013 Plan covering a total of 3,652,524 shares of the Company’s common stock and there remain reserved for future awards 1,069,228 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $5.28 per share, and the remaining contractual term is 8.67 years.

Activity under the 2005 Plan, the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2018
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Options outstanding, beginning of period	2,694,224	$5.80	8.58	$249,154
Options granted	1,253,559	$4.40
Options exercised	-	$-
Options canceled	(256,881)	$5.66
Options outstanding, end of period	3,690,902	$5.34	8.63	$12,750

Vested and exercisable and expected to vest, end of period	3,445,833	$5.36	8.57	$12,628

Vested and exercisable, end of period	1,006,199	$5.74	6.96	$9,297

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2018.

The options outstanding and exercisable as of March 31, 2018 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2018	Price	Term (Years)	March 31, 2018	Price

	$2.64		12,500	$2.64	7.12	9,115	$2.64
$3.66	-	$3.82	171,876	$3.79	8.77	51,551	$3.76
$4.30	-	$4.97	1,549,550	$4.52	9.22	270,103	$4.68
$5.01	-	$5.67	912,800	$5.36	8.93	178,340	$5.22
$6.00	-	$6.61	619,062	$6.06	7.21	345,227	$6.03
$7.00	-	$7.92	386,736	$7.64	8.19	113,485	$7.71
	$9.92		38,135	$9.92	4.65	38,135	$9.92
$59.60	-	$149.04	243	$100.46	2.72	243	$100.46
			3,690,902	$5.34	8.63	1,006,199	$5.74

Restricted Stock Awards

In January 2018, the Company granted restricted stock awards (“RSAs”) for 9,637 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 9,637 shares of common stock were issued.

 In January 2018, the Company granted an RSA for 25,000 shares to a consultant with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year beginning as of the award date. As of March 31, 2018, 12,500 shares were vested and issued.

There are 22,500 shares of unvested RSAs as of March 31, 2018.

2017 Employee Stock Purchase Plan

The second offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2018 and ended on March 31, 2018, and 20,744 shares were issued on March 29, 2018 at a purchase price of $3.11. As of March 31, 2018, the remaining shares available for issuance under the 2017 ESPP were 361,362 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Three Months Ended
March 31, 2018

Expected term (in years)	0.25
Average volatility	59%
Risk-free interest rate	1.39%
Dividend yield	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three months ended March 31, 2018 was $1.30 per share.

Stock-Based Compensation

During the three months ended March 31, 2018 and 2017, the Company granted stock options to employees to purchase 1,251,171 and 229,860 shares of common stock with a weighted average grant date fair value of $2.77 and $1.96 per share, respectively. There were no stock options exercised during the three months ended March 31, 2018 and 2017.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2018	2017

Expected term (in years)	5	5
Average volatility	76%	48%
Risk-free interest rate	2.48%	2.02%
Dividend yield	0%	0%

During the three ended March 31, 2018, the Company granted stock options to nonemployees to purchase 2,388 shares of common stock with a weighted average grant date fair value of $2.98. During the three months ended March 31, 2017, there were no stock options granted to nonemployees. There were no stock options exercised by nonemployees during the three months ended March 31, 2018 and 2017.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

Three Months Ended
March 31, 2018

Expected term (in years)	9.81
Average volatility	77%
Risk-free interest rate	2.73%
Dividend yield	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cost of revenue	$11	$3
Research and development	122	51
Selling, general and administrative	620	318
Total	$753	$372

As of March 31, 2018, the total unrecognized compensation cost in connection with unvested stock options was approximately $6,391,000. These costs are expected to be recognized over a period of approximately 3.16 years.

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2018 and 2017. The Company expects that its effective tax rate for the full year 2018 will be 0%.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, and repatriation of accumulated foreign accumulated earnings and profits, effective January 1, 2018.

11.      Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2018, the Company has purchased 601 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $3,273,000 and $2,025,000 for goods and services during the three months ended March 31, 2018 and 2017, respectively. The amounts due to Stellartech for accounts payable as of March 31, 2018 and December 31, 2017 were $1,129,000 and $938,000, respectively.

In connection with the Distributorship Agreement entered into with ICM, the Company also entered into a Membership Unit Subscription Agreement with ICM and the Company invested $2,500,000 in ICM. As of March 31, 2018, the Company has purchased 2,100 units. Under the Agreement, the Company paid ICM $80,000 during the three months ended March 31, 2018. The amounts due to ICM for the accounts payable as of March 31, 2018 and December 31, 2017 were $26,000 and $28,000 respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently used for a number of indications, depending on the relevant country-specific clearance or approval, in a procedure we refer to as the Geneveve treatment. Currently, Viveve System is cleared for marketing in 64 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	4 (including the U.S.)
For treatment of vaginal laxity	41
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	18
For vaginal rejuvenation	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell through distribution partners. As of March 31, 2018, we have sold 497 Viveve Systems and approximately 20,250 single-use treatment tips.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (the “FDA”) clearance or approval for the sale of our product for all indications and whether there will be a demand for the Geneveve treatment, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with minimal revenues to date and our limited ability to market and sell our product have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

Effective Shelf Registration Statements

In October 2016, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2016 Shelf Registration Statement”). The 2016 Shelf Registration Statement currently has a capacity of $15,500,000. In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a capacity of $25,000,000.

“At-the-Market” Offering

The Company established, through the filing of a prospectus supplement to its shelf registration statement on Form S-3 (filed November 8, 2017), an “at-the-market” equity offering program under which the Company may offer and sell, from time to time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the quarter ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,011,000. As of March 31, 2018, the Company has sold 267,526 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,136,000. Based on the closing price of $3.66 as of March 29, 2018, approximately 6,458,792 remaining shares may be issued under the "at-the-market" equity offering program.

February 2018 Offering

In connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,225,000.

Adoption of New Accounting Standard

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

Under ASC 605, revenue from extended assurance warranties was deferred and recognized over the period of the warranty. On the adoption of ASC 606, these warranties are not considered a separate performance obligation.  Accordingly, on the transition date, the Company recorded a net adjustment in retained earnings of $177,000, resulting from the reclassification of $195,000 for the amount of extended warranties previously recorded in noncurrent liabilities, offset by $18,000 recorded in accrued liabilities for future costs associated with the assurance-type extended warranties.

FDA Approval of IDE to Conduct VIVEVE II Clinical Study

In March 2018, the Company received approval of its Investigational Device Exemption (IDE) application from the U.S. Food and Drug Administration (FDA).  The approval allows us to conduct the VIveve Treatment of the Vaginal Introitus to EValuate Safety and Efficacy (VIVEVE II) clinical trial to assess the safety and effectiveness of the Viveve® System for the improvement of sexual function in women following vaginal childbirth.  The VIVEVE II clinical study is a randomized, double-blinded, and sham-controlled trial with a planned enrollment of approximately 250 patients at up to 25 study sites in the United States and Canada. Subjects will be randomized in a 1:1 ratio for active and sham treatments.

A staged approach, or roll-in, for clinical enrollment has been required by the FDA in its IDE approval letter to the company.  In the first stage, enrollment is limited to 50 subjects.  The roll-in will require safety review by the FDA of a minimum of 25 subjects, one-month post-treatment.  Following the roll-in, an IDE Supplement will be submitted to the agency to expand the study up to its intended 250 patients. While the safety data from the initial 25 patients are being reviewed by the FDA, Viveve will continue to enroll up to an additional 25 patients (total of 50 patients enrolled).

The primary efficacy endpoint is intended to be the mean change from baseline in the total FSFI (Female Sexual Function Index) score at 12 months, following the submission of an IDE supplement.  Patients will also be assessed for safety over the 12 months. The approved protocol also includes a variety of secondary and exploratory endpoints, including various endpoints measured at 6 months post-treatment.  The VIVEVE II study has begun in the second quarter of 2018, pending Institutional Review Board approvals at the selected clinical sites.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Geneveve treatment to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash, will be sufficient to fund our activities for at least the next twelve months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, and costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearances and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional capital from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours, although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Quarterly Report on Form 10-Q, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding, or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$3,699	$3,041	$658	22%

We recorded revenue of $3,699,000 for the three months ended March 31, 2018, compared to revenue of $3,041,000 for the three months ended March 31, 2017, an increase of $658,000, or approximately 22%. The increase in revenue was primarily due to sales of 53 Viveve Systems (which included 38 Viveve Systems sold in the U.S. market through direct sales), and higher quantities of disposable treatment tips and other ancillary consumables in the first quarter of 2018. Sales in the first quarter of 2017 included 42 Viveve Systems (which included 29 Viveve Systems sold in the U.S. market through direct sales) and smaller quantities of disposable treatment tips and other ancillary consumables.

Gross profit

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$1,347	$1,422	$(75)	(5)%

Gross profit was $1,347,000, or 36% of revenue, for the three months ended March 31, 2018, compared to a gross profit of $1,422,000, or 47% of revenue, for the three months ended March 31, 2017, a decrease of $75,000, or approximately 5%. The slight decrease in gross profit was primarily due to the product mix between Viveve systems and disposable treatment tips.

We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$3,756	$2,388	$1,368	57%

Research and development expenses totaled $3,756,000 for the three months ended March 31, 2018, compared to research and development expense of $2,388,000 for the three months ended March 31, 2017, an increase of $1,368,000, or approximately 57%. Spending on research and development increased in the three months ended March 31, 2018 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended March 31, 2018 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$8,931	$5,450	$3,481	64%

Selling, general and administrative expenses totaled $8,931,000 for the three months ended March 31, 2018, compared to $5,450,000 for the three months ended March 31, 2017, an increase of $3,481,000, or approximately 64%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Interest expense, net

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$1,070	$263	$807	307%

During the three months ended March 31, 2018, we had interest expense, net of $1,070,000, compared to $263,000 for the three months ended March 31, 2017. The increase of $807,000, or approximately 307%, resulted primarily from the additional interest expense in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the previous term loan under the 2016 Loan Agreement.

Loss from minority interest in limited liability company

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$(249)	$-	$(249)	-

The Company uses the equity method to account for its investment in ICM. For the three months ended March 31, 2018, the allocated net loss from ICM’s operations was $249,000.

Other expense, net

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other expense, net	$(10)	$(16)	$6	(38)%

During the three months ended March 31, 2018, we had other expense, net, of $10,000, compared to $16,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2018 and 2017

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net cash used in operating activities	$(15,191)	$(8,049)
Net cash used in investing activities	(462)	(151)
Net cash provided by financing activities	33,301	31,503
Net increase in cash and cash equivalents	$17,648	$23,303

 Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $15,191,000 for the three months ended March 31, 2018 compared to $8,049,000 used for the three months ended March 31, 2017. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2018 consisted of a net loss of $12,669,000 adjusted for non-cash expenses including provision for doubtful accounts of $42,000, depreciation and amortization of $150,000, stock-based compensation of $753,000, non-cash interest expense of $386,000, loss from minority interest in limited liability company of $249,000, and cash outflows from changes in operating assets and liabilities of $4,102,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $828,000, increase in inventory of $1,497,000, an increase in prepaid expenses and other current assets of $561,000, a decrease in accounts payable of $934,000, and a decrease in accrued and other liabilities of $366,000, partially offset by an increase in other noncurrent liabilities of $86,000. Net cash used during the three months ended March 31, 2017 consisted of a net loss of $6,695,000 adjusted for non-cash expenses including depreciation and amortization of $107,000, stock-based compensation of $372,000, non-cash interest expense of $35,000, and cash outflows from changes in operating assets and liabilities of $1,868,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,929,000, an increase in prepaid expenses and other current assets of $174,000 and a decrease in accrued and other liabilities of $62,000, partially offset by an increase of accounts payable of $273,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 and 2017 was $462,000 and $151,000, respectively. Net cash used in investing activities during the three months ended March 31, 2018 and 2017 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $33,301,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,275,000) and gross proceeds of $1,057,000 from our November 2017 ATM Facility (partially offset by transaction costs of $46,000). Net cash provided by financing activities during the three months ended March 31, 2017 was $31,503,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $2,997,000).

As of March 31, 2018, there is a balance of $15,500,000 available for future issuance under the 2016 Shelf Registration Statement, $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,639,000 available for future issuance under the November 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of March 31, 2018, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$49,898	$2,695	$26,701	$20,502	$-
Non-cancellable operating lease obligations	597	286	311	-	-
Total	$50,495	$2,981	$27,012	$20,502	$-

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended, commenced in March 2012 and terminated in April 2018.

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced in June 2017 and will terminate in May 2020.

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $30,800,000 as of March 31, 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018, for a more complete description of our significant accounting policies. Except for the adoption of the new revenue recognition accounting standard on January 1, 2018, there have been no material changes to the significant accounting policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting”. This pronouncement provides guidance about which changes to the terms or conditions of a share-based payment award may require an entity to apply modification accounting under Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of March 31, 2018, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $38.4 million as of March 31, 2018.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018 and 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2017, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB).  The IPR petitions challenge the validity of the ‘511 patent claims as allegedly anticipated and obvious in view of prior patents and publications.  On May 8, 2018, the PTAB instituted review on both grounds of the first petition and one of the two grounds in the second petition.

Item 1A.     Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

None.

Use of Proceeds from Registered Securities

During the quarter ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,011,000. As of March 31, 2018, the Company has sold 267,526 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,136,000. Based on the closing price of $3.66 as of March 29, 2018, approximately 6,458,792 remaining shares may be issued under the "at-the-market" equity offering program.

Issuer Repurchases of Company Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.                 Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware

3.1.2(2)	Amended and Restated Certificate of Incorporation

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(2)	Amended and Restated Bylaws

10.1 (4)#	Employment Agreement by and between the Registrant and Patricia K. Scheller, dated February 27, 2018.

10.2 (4)#	Employment Agreement by and between the Registrant and Scott C. Durbin, dated March 1, 2018.

10.3 (4)#	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

 # Represents management compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on March 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2018	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Patricia Scheller
Patricia Scheller
Chief Executive Officer Principal Executive Officer

	By:	/s/ Scott Durbin
Scott Durbin
Chief Financial Officer Principal Financial and Accounting Officer