Form 10-Q
period 2018-06-30
VIVEVE MEDICAL, INC.
filed 2018-08-09
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018 the issuer had 31,488,506 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,213	$20,730
Accounts receivable, net of allowance for doubtful accounts of $253 and $221 as of June 30, 2018 and December 31, 2017, respectively	7,241	6,213
Inventory	4,161	2,390
Prepaid expenses and other current assets	3,024	2,741
Total current assets	44,639	32,074
Property and equipment, net	1,931	1,303
Investment in limited liability company	2,093	2,500
Other assets	188	202
Total assets	$48,851	$36,079
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,867	$4,799
Accrued liabilities	5,258	4,605
Total current liabilities	10,125	9,404
Note payable, noncurrent portion	29,724	28,948
Other noncurrent liabilities	305	327
Total liabilities	40,154	38,679
Commitments and contingences (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 31,466,508 and 19,503,558 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	138,283	102,979
Accumulated deficit	(129,589)	(105,581)
Total stockholders’equity (deficit)	8,697	(2,600)
Total liabilities and stockholders’ equity (deficit)	$48,851	$36,079

(1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$5,525	$3,076	$9,224	$6,117
Cost of revenue	2,711	1,837	5,063	3,456
Gross profit	2,814	1,239	4,161	2,661

Operating expenses:
Research and development	3,672	3,440	7,428	5,828
Selling, general and administrative	9,437	6,862	18,368	12,312
Total operating expenses	13,109	10,302	25,796	18,140
Loss from operations	(10,295)	(9,063)	(21,635)	(15,479)
Interest expense, net	(1,063)	(1,345)	(2,133)	(1,608)
Other expense, net	-	(17)	(10)	(33)
Net loss from consolidated companies	(11,358)	(10,425)	(23,778)	(17,120)
Loss from minority interest in limited liability company	(158)	-	(407)	-
Comprehensive and net loss	$(11,516)	$(10,425)	$(24,185)	$(17,120)

Net loss per share:
Basic and diluted	$(0.37)	$(0.54)	$(0.85)	$(1.10)

Weighted average shares used in computing net loss per common share:
Basic and diluted	31,305,386	19,373,322	28,591,134	15,539,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(24,185)	$(17,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	32	-
Depreciation and amortization	334	188
Stock-based compensation	1,529	827
Fair value of common stock issued	256	260
Non-cash interest expense	776	489
Loss from minority interest in limited liability company	407	-
Changes in assets and liabilities:
Accounts receivable	(1,060)	(1,709)
Inventory	(1,930)	352
Prepaid expenses and other current assets	(283)	(822)
Other noncurrent assets	14	4
Accounts payable	68	258
Accrued and other liabilities	635	(5)
Other noncurrent liabilities	173	(53)
Net cash used in operating activities	(23,234)	(17,331)

Cash flows from investing activities:
Purchase of property and equipment	(803)	(400)
Net cash used in investing activities	(803)	(400)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	33,396	31,440
Proceeds from note payable	-	19,214
Repayments of note payable	-	(10,000)
Proceeds from issuance of common shares from employee stock purchase plan	124	-
Proceeds from exercise of stock options	-	31
Proceeds from exercise of warrant	-	20
Net cash provided by financing activities	33,520	40,705
Net increase in cash and cash equivalents	9,483	22,974

Cash and cash equivalents - beginning of period	20,730	8,086
Cash and cash equivalents - end of period	$30,213	$31,060

Supplemental disclosure:
Cash paid for interest	$1,315	$1,183
Cash paid for income taxes	$2	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$-	$940
Issuance of note payable in settlement of accrued interest	$616	$-
Net transfer of equipment between inventory and property and equipment	$159	$292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) competes in the women’s intimate health industry in some countries by marketing the Viveve System as a way to improve the overall well-being and quality of life of women suffering from vaginal introital laxity, for improved sexual function, or stress urinary incontinence, depending on the relevant country-specific clearance or approval.  In the United States, the Viveve System is currently indicated for use in general surgical procedures for electrocoagulation and hemostasis.

Public Offerings

On February 12, 2018, in connection with the closing of a public offering (the “February 2018 Offering”), the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,213,000.

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three and six months ended June 30, 2018, the Company sold 65,252 shares and 273,529 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000 and $1,183,000. As of June 30, 2018, the Company has sold 332,778 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,308,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future interim period.

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

Changes in Accounting Policies

Except for the changes for the adoption of the new revenue recognition accounting standard, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

The details for the impact of the adoption of ASC 606 are provided below:

	Balance as of December 31, 2017	Adjustment Due to Adoption of ASC 606		Balance as of January 1, 2018

Consolidated Balance Sheet:

Liabilities
Accrued liabilities	$4,605	$18	(1)	$4,623
Other noncurrent liabilities	$327	$(195)	(2)	$132

Equity
Accumulated deficit	$(105,581)	$177	(3)	$(105,404)

(1)	Change relates to future costs associated with extended warranties required to be recorded on adoption of ASC 606.
(2)	Change relates to long-term deferred revenue related to the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to cumulative effect adjustment upon adoption of ASC 606.

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

The Company’s products to date require clearance or approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required clearances or approvals or for the indications requested. If the Company was denied such clearances or approvals or if such clearances or approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

The Company designs, develops, manufactures and markets a medical device that it refers to as the Viveve System, which is intended for the non-invasive treatment of vaginal introital laxity, for improved sexual function, for vaginal rejuvenation, for use in general surgical procedures for electrocoagulation and hemostasis, and stress urinary incontinence, depending on the relevant country-specific clearance or approval. The Viveve System consists of three main components: a RF, or radio frequency, generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. RF return pad, coupling fluid), as well as a cryogen canister that can be used for approximately four to five procedures, and a foot pedal. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2018, one distributor accounted for 13% of the Company’s revenue. During the three months ended June 30, 2017, three distributors together accounted for 37% of the Company’s revenue. During the six months ended June 30, 2018, one distributor accounted for 23% of the Company’s revenue. During the six months ended June 30, 2017, two distributors together accounted for 26% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, two distributors, collectively, accounted for 49% of total accounts receivable, net. As of December 31, 2017, two distributors, collectively, accounted for 57% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $253,000 as of June 30, 2018 and $221,000 as of December 31, 2017.

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

Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance for differing indications, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Latin America, Europe, the Middle East and Asia Pacific. In North America, we market and sell primarily through a direct sales force. Outside of North America, we market and sell primarily through distribution partners.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of June 30, 2018 or December 31, 2017. The Company had customer contract liabilities in the amount of $182,000 primarily related to marketing programs that performance had not yet been delivered to its customers as of June 30, 2018. No such contract liabilities existed as of December 31, 2017. Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended June 30, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and six months ended June 30, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three and six months ended June 30, 2018 and consolidated balance sheet as of June 30, 2018 was as follows (in thousands):

	For three months ended June 30, 2018				For six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)		As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Operations
Revenue	$5,525	$5,405	$120	(1)	$9,224	$8,894	$330	(1)
Cost of revenue	$2,711	$2,705	$6	(2)	$5,063	$5,048	$15	(2)
Gross profit	$2,814	$2,700	$114	(3)	$4,161	$3,846	$315	(3)
Loss from operations	$(10,295)	$(10,409)	$114	(3)	$(21,635)	$(21,950)	$315	(3)
Comprehensive and net loss	$(11,516)	$(11,630)	$114	(3)	$(24,185)	$(24,500)	$315	(3)
Net loss per share:
Basic and diluted	$(0.37)	$(0.37)	$-		$(0.85)	$(0.86)	$0.01

(1)	Change relates to revenue from extended assurance warranties for which no deferral is required on the adoption of ASC 606.
(2)	Change relates to the future costs associated with extended assurance warranties required to be recorded on the adoption of ASC 606.
(3)	Change relates to the net gain adjustment on the adoption of ASC 606.

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheets

Liabilities
Accrued liabilities	$5,258	$5,302	$44	(1)
Other noncurrent liabilities	$305	$753	$448	(2)

Equity
Accumulated deficit	$(129,589)	$(130,081)	$(492)	(3)

(1)

Change relates to future costs associated with extended warranties required to be recorded on the adoption of ASC 606, partially offset by the current portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.

(2)	Change relates to noncurrent portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to $177,000 cumulative effect adjustment on the adoption of ASC 606 and the net gain adjustment of $315,000 for the six months ended June 30, 2018.

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts).

The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

United States	$4,552	$1,895	$7,158	$3,791
Asia Pacific	630	690	1,521	1,433
Europe and Middle East	329	456	531	568
Latin America	14	35	14	325
Total	$5,525	$3,076	$9,224	$6,117

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and six months ended June 30, 2018.

Product Warranty

The Company’s products are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2018 and 2017, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Six Months Ended
	June 30,
	2018	2017

Stock options to purchase common stock	4,209,355	2,287,572
Warrants to purchase common stock	642,622	642,622
Restricted common stock awards	66,250	6,250

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company has revised the classification in the consolidated statements of cash flows to report other noncurrent liabilities as a separate line item for the six months ended June 30, 2018. This resulted in a decrease in the amount previously reported for accrued and other liabilities of $53,000 for the six months ended June 30, 2017.

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

In June 2018, the FASB issued ASU 2016-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2018, and December 31, 2017 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of June 30, 2018, the Company has purchased approximately 2,700 units of ICM products. The Company paid ICM approximately $63,000 and $143,000 for product related costs during the three and six months ended June 30, 2018, respectively.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of June 30, 2018, the Company owns approximately 11% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three and six months ended June 30, 2018, the allocated net loss from ICM’s operations was $158,000 and $407,000, respectively that was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017

Accrued sales commission	$1,550	$1,067
Accrued professional fees	762	562
Accrued interest	662	447
Accrued bonuses	613	1,597
Accrued payroll and other related expenses	521	488
Travel and entertainment	272	156
Customer contracts liabilities	182	-
Accrued sales & use tax	161	149
Other accruals	535	139
Total accrued liabilities	$5,258	$4,605

6.	Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three and six months ended June 30, 2018, the Company paid interest in-kind of $311,000 and $616,000, respectively, which was added to the total outstanding principal loan amount as of June 30, 2018. During the three and six months ended June 30, 2017, the Company paid interest in-kind of $80,000. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of June 30, 2018, interest accrued related to the final payment fee in the amount of $305,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of June 30, 2018, the Company was in compliance with all covenants.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 8).

As of June 30, 2018, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2018 (remaining six months)	$1,359
2019	2,778
2020	2,901
2021	16,672
2022	19,306
Thereafter	6,221
Total payments	49,237
Less: Amount representing interest	(18,125)
Present value of obligations	31,112
Less: Unamortized debt discount	(1,388)
Note payable, noncurrent portion	$29,724

7.	Commitments and Contingencies

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

Rent expense for the three months ended June 30, 2018 and 2017 was $90,000 and $94,000, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $228,000 and $167,000, respectively.

As of June 30, 2018, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2018 (remaining six months)	$130
2019	264
2020	112
Total minimum lease payments	$506

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

On June 4, 2018, the Company entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving the Company’s patent litigation against ThermiGen and Dr. Alinsod. The litigation arose from the Company’s claim that ThermiGen and Dr. Alinsod were improperly using the Company’s patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

Under the terms of the Settlement Agreement, the Company received an initial monetary payment to settle the litigation and past claims and an on-going royalty for future sales. Viveve granted to ThermiGen a non-exclusive, non-transferable license to use the Company’s U.S. patent for the current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables). The Company has recorded the monetary payment as a gain on litigation settlement in selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended June 30, 2018.

8.	Common Stock

On June 8, 2018, the Company issued 100,000 restricted shares of its common stock at a value of $2.56 a share, or an aggregate value of approximately $256,000.

On February 12, 2018, in connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,213,000.

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the three and six months ended June 30, 2018, the Company sold 65,252 shares and 273,529 shares, respectively, of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000 and $1,183,000. As of June 30, 2018, the Company has sold 332,778 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,308,000.

Warrants for Common Stock

As of June 30, 2018, outstanding warrants to purchase shares of common stock were as follows:

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

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $786,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and six months ended June 30, 2018, the Company recorded $83,000 and $160,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and six months ended June 30, 2017, the Company recorded $38,000 of interest expense relating to the debt issuance costs using the effective interest method. As of June 30, 2018, the unamortized debt discount was $1,388,000.

No shares issuable pursuant to warrants have been exercised during the three and six months ended June 30, 2018 and 2017.

No shares issuable pursuant to warrants have been cancelled during the three and six months ended June 30, 2018 and 2017.

The stock-based compensation expense related to warrants issued was zero for both the three and six months ended June 30, 2018 and 2017.

9.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of June 30, 2018, there are outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 4.4 years.

On December 6, 2017, the board of directors approved the 2018 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 914,016 shares from 4,000,000 shares to a total of 4,914,016 shares, which was effective January 1, 2018.

As of June 30, 2018, there are outstanding stock option awards issued from the 2013 Plan covering a total of 4,170,977 shares of the Company’s common stock and there remain reserved for future awards 486,103 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $4.71 per share, and the remaining contractual term is 8.8 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2018
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Options outstanding, beginning of period	2,694,224	$5.80	8.6	$249,154
Options granted	2,023,559	$3.60
Options exercised	-	$-
Options canceled	(508,428)	$5.66
Options outstanding, end of period	4,209,355	$4.76	8.8	$433,626

Vested and exercisable and expected to vest, end of period	3,935,007	$4.80	8.7	$392,290

Vested and exercisable, end of period	1,124,400	$5.65	7.5	$10,167

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2018.

The options outstanding and exercisable as of June 30, 2018 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2018	Price	Term (Years)	June 30, 2018	Price

$1.75	-	$1.97	552,500	$1.94	9.9	12,500	$1.97
$2.64	-	$2.72	82,500	$2.67	9.5	9,896	$2.64
$3.11	-	$3.82	319,376	$3.63	9.2	55,730	$3.76
$4.30	-	$4.97	1,477,533	$4.52	9.0	336,424	$4.65
$5.01	-	$5.67	822,652	$5.34	8.7	195,456	$5.22
$6.00	-	$6.61	567,878	$6.05	7.6	326,724	$6.00
$7.00	-	$7.92	348,538	$7.65	8.2	149,292	$7.68
	$9.92		38,135	$9.92	4.4	38,135	$9.92
$59.60	-	$149.04	243	$100.46	2.5	243	$100.46
			4,209,355	$4.76	8.8	1,124,400	$5.65

Stock Option Modifications

On May 30, 2018, under approval by the Company’s Board of Directors, the Company entered in to a Separation and Release Agreement with the former Chief Executive Officer. The provisions of the agreement specify that the stock options previously granted to her will continue to vest through the earlier of the date she ends her consulting services to the Company or December 31, 2018. As of May 30, 2018, these stock options are being accounted for as a non-employee option through the consulting term and are being marked-to-market. Additionally, the former Chief Executive Officer will receive six months of accelerated vesting of the stock options and the post-termination exercise period was extended from three months to one year after the effective date of the agreement. The Company recognized stock-based compensation expense of $97,000 for the incremental value of the accelerated vesting and the change in the exercise period upon the signing of the agreement.

Restricted Stock Awards

In June 2018, the Company granted an RSA for 50,000 shares to a consultant with a weighted average grant date fair value of $3.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over two years beginning as of the award date. As of June 30, 2018, zero shares were vested and issued.

In April 2018, the Company granted RSAs for 14,672 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $3.44 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 14,672 shares of common stock were issued.

In January 2018, the Company granted RSAs for 9,637 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 9,637 shares of common stock were issued.

In January 2018, the Company granted an RSA for 25,000 shares to a consultant with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year beginning as of the award date. As of June 30, 2018, 18,750 shares were vested and issued.

As of June 30, 2018, there are 66,250 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The second offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2018 and ended on March 31, 2018, and 20,744 shares were issued on March 29, 2018 at a purchase price of $3.11. The third offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on April 1, 2018 and ended on June 30, 2018, and 25,618 shares were issued on June 29, 2018 at a purchase price of $2.31.

As of June 30, 2018, the remaining shares available for issuance under the 2017 ESPP were 335,744 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Expected term (in years)	0.25	0.25
Average volatility	74%	67%
Risk-free interest rate	1.73%	1.58%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and six months ended June 30, 2018 was $0.95 and $1.11, respectively.

Stock-Based Compensation

During the three months ended June 30, 2018 and 2017, the Company granted stock options to employees to purchase 570,000 and 185,250 shares of common stock with a weighted average grant date fair value of $1.34 and $3.31 per share, respectively. During the six months ended June 30, 2018 and 2017, the Company granted stock options to employees to purchase 1,821,171 and 415,110 shares of common stock with a weighted average grant date fair value of $2.32 and $2.56 per share, respectively. There were no stock options exercised during the three and six months ended June 30, 2018. A total of 7,730 shares pursuant to stock options issued to employees were exercised during the three and six months ended June 30, 2017. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 was $30,785, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Expected term (in years)	5	5	5	5
Average volatility	69%	48%	75%	48%
Risk-free interest rate	2.82%	1.76%	2.63%	1.90%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2018, the Company granted stock options to nonemployees to purchase 200,000 and 202,388 shares of common stock with a weighted average grant date fair value of $1.59 and $1.61 respectively. During the three and six months ended June 30, 2017, the Company granted stock options to nonemployees to purchase 5,875 shares of common stock with a weighted average grant date fair value of $5.11. There were no stock options exercised by nonemployees during the three and six months ended June 30, 2018 and 2017.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Expected term (in years)	10	10	10	10
Average volatility	91%	55%	91%	55%
Risk-free interest rate	2.85%	2.00%	2.85%	2.29%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Cost of revenue	$17	$4	$28	$7
Research and development	65	57	187	108
Selling, general and administrative	694	394	1,314	712
Total	$776	$455	$1,529	$827

As of June 30, 2018, the total unrecognized compensation cost in connection with unvested stock options was approximately $6,341,000. These costs are expected to be recognized over a period of approximately 3.0 years.

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2018 and 2017. The Company expects that its effective tax rate for the full year 2018 will be 0%.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, and repatriation of accumulated foreign accumulated earnings and profits, effective January 1, 2018.

11.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2018, the Company has purchased 709 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $2,325,000 and $1,681,000 for goods and services during the three months ended June 30, 2018 and 2017, respectively, and approximately $5,598,000 and $3,706,000 for the six months ended June 30, 2018 and 2017, respectively. The amounts due to Stellartech for accounts payable as of June 30, 2018 and December 31, 2017 were approximately $1,258,000 and $1,380,000, respectively.

In connection with the Distributorship Agreement entered into with ICM in August 2017, the Company also entered into a Membership Unit Subscription Agreement with ICM and the Company invested $2,500,000 in ICM. As of June 30, 2018, the Company has purchased approximately 2,700 units of ICM products. The Company paid ICM approximately $63,000 and $143,000 for product related costs during the three and six months ended June 30, 2018, respectively. The amounts due to ICM for the accounts payable as of June 30, 2018 and December 31, 2017 were approximately $22,000 and $28,000, respectively.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 66 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	4 (including the U.S.)
General Surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For treatment of vaginal laxity	41
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	18
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

 In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell primarily through distribution partners. As of June 30, 2018, we have sold 582 Viveve Systems and approximately 23,000 single-use treatment tips worldwide.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (“FDA”) and other governmental clearance or approval for the sale of our product for all indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenues to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

Settlement of Patent Infringement Litigation with ThermiGen

On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The litigation arose from our claim that ThermiGen and Dr. Alinsod were improperly using our patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

Under the terms of the Settlement Agreement, we received an initial monetary payment to settle the litigation and past claims and an on-going royalty for future sales. We granted to ThermiGen a non-exclusive, non-transferable license to use our U.S. patent for the current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables).

Effective Shelf Registration Statements

In October 2016, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2016 Shelf Registration Statement”). The 2016 Shelf Registration Statement currently has a remaining capacity of $15,500,000. In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a remaining capacity of $25,000,000.

“At-the-Market” Offering

The Company established, through the filing of a prospectus supplement to its shelf registration statement on Form S-3 (filed November 8, 2017), an “at-the-market” equity offering program under which the Company may offer and sell, from time to time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three and six months ended June 30, 2018, the Company sold 65,252 shares and 273,529 shares, respectively, of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000 and $1,183,000, respectively. As of June 30, 2018, the Company has sold 332,778 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,308,000. Based on the closing price of $2.72 as of June 29, 2018, approximately 8,595,634 remaining shares may be issued under the "at-the-market" equity offering program.

February 2018 Offering

In connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,213,000.

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

Reported Positive Six-Month Data from Stress Urinary Incontinence (SUI) Feasibility Study

In June 2018, the Company reported positive six-month interim data from its SUI feasibility study.  At six months post-treatment, 83% of women experienced improvement in one-hour pad weight test with an overall mean improvement of 73% and clinically meaningful benefit achieved across all quality of life outcome measures. This single-arm feasibility study included 36 subjects with mild to moderate SUI (based on the one-hour pad weight test) who underwent treatment with Viveve’s CMRF technology under a proprietary treatment protocol. Clinical results included the objective one-hour pad weight assessment and seven-day bladder voiding diary, as well as composite scores from multiple validated patient-reported outcomes, including: UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire) and ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form). No device-related safety issues were reported in any of the patients. This ongoing study received both ethics committee and Health Canada approval.  Subjects will be followed for a total of 12 months.

FDA Approval to Continue VIVEVE II Clinical Study

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

A staged approach, or roll-in, for clinical enrollment was required by the FDA in its IDE approval letter to the Company.  In the first stage, enrollment is limited to 50 subjects.  The roll-in required safety review by the FDA of a minimum of 25 subjects, one-month post-treatment.  Viveve submitted the required first stage 30-day safety data to the FDA for review on the initial 25 subjects in the trial as well as an IDE Supplement to expand the study up to its intended 250 subjects.  Enrollment in the trial continued up to the 50 subject first stage limit while FDA reviewed the safety data.  In early August, Viveve received an approval letter from the FDA stating the Agency had completed their first requested safety review and granted continued enrollment of up to 100 subjects in a second stage of the trial.  A second safety review will now occur after safety data are collected from an additional 25 subjects out to one-month follow-up, and from the first 50 subjects at three-month follow-up.  While safety data are being reviewed from the second stage, enrollment in the trial will continue up to 100 subjects.  Following FDA review of second stage safety data, and approval of an IDE to expand the study, Viveve plans to continue enrollment up to 250 subjects.

The primary efficacy endpoint is the mean change from baseline in the total FSFI (Female Sexual Function Index) score at 12 months. Subjects will also be assessed for safety over the 12 months. The approved protocol also includes a variety of secondary and exploratory endpoints, including various endpoints measured at 6 months post-treatment.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve System to include plastic surgeons, dermatologists, general surgeons, urologists, urogynecologists and primary care physicians.

In addition, we intend to use the strategic relationships that we have developed with outside contractors and medical experts to improve our products by focusing our research and development efforts on various areas including, but not limited to:

●	designing new treatment tips optimized for both ease-of-use and to potentially reduce procedure times for patients and physicians; and

●	developing new RF consoles.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$5,525	$3,076	$2,449	80%

We recorded revenue of $5,525,000 for the three months ended June 30, 2018, compared to revenue of $3,076,000 for the three months ended June 30, 2017, an increase of $2,449,000, or approximately 80%. The increase in revenue was primarily due to sales of 85 Viveve Systems (which included 69 Viveve Systems sold in the U.S. market through direct sales). Sales in the second quarter of 2017 included 45 Viveve Systems (which included 27 Viveve Systems sold in the U.S. market through direct sales).

Gross profit

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$2,814	$1,239	$1,575	127%

 Gross profit was $2,814,000, or 51% of revenue, for the three months ended June 30, 2018, compared to a gross profit of $1,239,000, or 40% of revenue, for the three months ended June 30, 2017, an increase of $1,575,000, or approximately 127%. The increase in gross profit was primarily due to sales of 85 Viveve Systems in the second quarter of 2018, which included 69 Viveve Systems sold in the U.S. market through direct sales.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$3,672	$3,440	$232	7%

Research and development expenses totaled $3,672,000, for the three months ended June 30, 2018, compared to research and development expense of $3,440,000 for the three months ended June 30, 2017, an increase of $232,000, or approximately 7%. Spending on research and development increased in the three months ended June 30, 2018 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended June 30, 2018 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$9,437	$6,862	$2,575	38%

 Selling, general and administrative expenses totaled $9,437,000 for the three months ended June 30, 2018, compared to $6,862,000 for the three months ended June 20, 2017, an increase of $2,575,000, or approximately 38%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2018 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses, partially offset by litigation settlement payments.

Interest expense, net

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$1,063	$1,345	$(282)	(21)%

During the three months ended June 30, 2018, we had interest expense, net of $1,063,000, compared to $1,345,000 for the three months ended June 30, 2017. The decrease of $282,000, or approximately 21%, resulted primarily from the additional interest expense in the second quarter of 2017 in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement, partially offset by the additional interest expense in the second quarter of 2018 in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the previous term loan under the 2016 Loan Agreement.

Loss from minority interest in limited liability company

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$158	$-	$158	-

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended June 30, 2018, the allocated net loss from ICM’s operations was $158,000.

Other expense, net

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other expense, net	$-	$(17)	$17	(100)%

 During the three months ended June 30, 2018, we had other expense, net, of zero, compared to $17,000 for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$9,224	$6,117	$3,107	51%

We recorded revenue of $9,224,000 for the six months ended June 30, 2018, compared to revenue of $6,117,000 for the six months ended June 30, 2017, an increase of $3,107,000, or approximately 51%. The increase in revenue was primarily due to sales of 138 Viveve Systems (which included 107 Viveve Systems sold in the U.S. market through direct sales), disposable treatment tips and other ancillary consumables in the six months ended June 30, 2018. Sales in the six months ended June 30, 2017 included 87 Viveve Systems (which included 56 Viveve Systems sold in the U.S. market through direct sales), disposable treatment tips and other ancillary consumables.

Gross profit

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$4,161	$2,661	$1,500	56%

Gross profit was $4,161,000, or 45% of revenue, for the six months ended June 30, 2018, compared to a gross profit of $2,661,000, or 44% of revenue, for the six months ended June 30, 2017, an increase of $1,500,000, or approximately 56%. The increase in gross profit was primarily due to sales of 138 Viveve Systems in the six months ended June 30, 2018, which included 107 Viveve Systems sold in the U.S. market through direct sales. Sales in the six months ended June 30, 2017 included 87 Viveve Systems, which included 56 Viveve Systems sold in the U.S. market through direct sales, and smaller quantities of disposable treatment tips and other ancillary consumables.

The increase in gross margin was primarily due to an increase in revenue from direct sales with higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$7,428	$5,828	$1,600	27%

Research and development expenses totaled $7,428,000 for the six months ended June 30, 2018, compared to research and development expense of $5,828,000 for the six months ended June 30, 2017, an increase of $1,600,000 or approximately 27%. Spending on research and development increased in the six months ended June 30, 2018 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the six months ended June 30, 2018 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$18,368	$12,312	$6,056	49%

 Selling, general and administrative expenses totaled $18,368,000 for the six months ended June 30, 2018, compared to $12,312,000 for the six months ended June 30, 2017, an increase of $6,056,000 or approximately 49%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2018 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses, partially offset by litigation settlement payments.

Interest expense, net

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$2,133	$1,608	$525	33%

During the six months ended June 30, 2018, we had interest expense, net of $2,133,000, compared to $1,608,000 for the six months ended June 30, 2017. The increase of $525,000, or approximately 33%, resulted primarily from the additional interest expense in 2018 in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the previous term loan under the 2016 Loan Agreement, partially offset by the additional interest expense in 2017 in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement.

Loss from minority interest in limited liability company

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$407	$-	$407	-

 The Company uses the equity method to account for its investment in ICM. For the six months ended June 30, 2018, the allocated net loss from ICM’s operations was $407,000.

Other expense, net

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other expense, net	$10	$33	$(23)	(70)%

During the six months ended June 30, 2018, we had other expense, net, of $ 10,000, compared to $33,000 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2018 and 2017

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Net cash used in operating activities	$(23,234)	$(17,331)
Net cash used in investing activities	(803)	(400)
Net cash provided by financing activities	33,520	40,705
Net increase in cash and cash equivalents	$9,483	$22,974

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $23,233,000 for the six months ended June 30, 2018 compared to $17,331,000 used for the six months ended June 30, 2017. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2018 consisted of a net loss of $24,185,000 adjusted for non-cash expenses including provision for doubtful accounts of $32,000, depreciation and amortization of $334,000, stock-based compensation of $1,529,000, fair value of common stock issued of $256,000, non-cash interest expense of $776,000, loss from minority interest in limited liability company of $407,000, and cash outflows from changes in operating assets and liabilities of $2,383,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,060,000, increase in inventory of $1,930,000, an increase in prepaid expenses and other current assets of $283,000, an increase in accounts payable of $68,000, and an increase in accrued and other liabilities of $635,000, and an increase in other noncurrent liabilities of $173,000. Net cash used during the six months ended June 30, 2017 consisted of a net loss of $17,120,000 adjusted for non-cash expenses including depreciation and amortization of $188,000, stock-based compensation of $827,000, fair value of common stock issued of $260,000, non-cash interest expense of $489,000, and cash outflows from changes in operating assets and liabilities of $1,975,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,709,000, an increase in prepaid expenses and other current assets of $822,000 and a decrease in accrued and other liabilities of $58,000, partially offset by a decrease in inventory of $352,000 and an increase in accounts payable of $258,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 and 2017 was $803,000 and $400,000, respectively. Net cash used in investing activities during the six months ended June 30, 2018 and 2017 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $33,520,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,287,000) and gross proceeds of $1,316,000 from our November 2017 ATM Facility (partially offset by transaction costs of $133,000). Net cash provided by financing activities during the six months ended June 30, 2017 was $40,705,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $3,060,000) the proceeds of $20,000,000 from the drawdown of funds under the 2017 Loan Agreement (partially offset by debt issuance costs of $786,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the term loan under the 2016 Loan Agreement of $10,000,000.

As of June 30, 2018, there is a balance of $15,500,000 available for future issuance under the 2016 Shelf Registration Statement, $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,380,000 available for future issuance under the November 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of June 30, 2018, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$49,237	$2,722	$30,908	$15,607	$-
Non-cancellable operating lease obligations	506	260	246	-	-
Total	$49,743	$2,982	$31,154	$15,607	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $31,112,000 as of June 30, 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018, for a more complete description of our significant accounting policies. Except for the adoption of the new revenue recognition accounting standard on January 1, 2018, there have been no material changes to the significant accounting policies during the six months ended June 30, 2018.

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

In June 2018, the FASB issued ASU 2016-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of June 30, 2018, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $30.2 million as of June 30, 2018.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2018, and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018 and 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The litigation arose from our claim that ThermiGen and Dr. Alinsod were improperly using our patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

Under the terms of the Settlement Agreement, Viveve received a monetary payment and an on-going royalty. Viveve granted to ThermiGen a non-exclusive, non-transferable license to use our U.S. patent for the current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables).

Item 1A.     Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

None.

Use of Proceeds from Registered Securities

During the quarter ended June 30, 2018, the Company sold 65,252 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000. As of June 30, 2018, the Company has sold 332,778 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,308,000. Based on the closing price of $2.72 as of June 29, 2018, approximately 8,595,634 remaining shares may be issued under the "at-the-market" equity offering program.

Issuer Repurchases of Company Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.               Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware

3.1.2(2)	Amended and Restated Certificate of Incorporation

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(2)	Amended and Restated Bylaws

10.1 (4)#	Separation Agreement and Release by and between the Registrant and Patricia K. Scheller, dated May 30, 2018, effective May 11, 2018.

10.2 (4)#	Consulting Agreement by and between the Registrant and Patricia K. Scheller, dated May 30, 2018, effective May 11, 2018.

10.3 (5)#	Amended and Restated Employment Agreement by and between the Registrant and Scott C. Durbin, dated May 11, 2018.

10.4 (5)#	Amended and Restated Employment Agreement by and between the Registrant and Jim Robbins, dated May 11, 2018.

10.5**	Settlement and License Agreement by and among the Registrant, ThermiGen LLC and ThermiAesthetics LL, dated June 3, 2018.

10.6*	Consulting Agreement by and between the Registrant and Debora Jorn, dated May 11, 2018.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

 # Represents management compensation plan, contract or arrangement.

** Certain provisions of this Exhibit have been redacted pursuant to a request for confidential treatment.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 5, 2018.

(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2018	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting Officer)