Form 10-Q
period 2018-09-30
VIVEVE MEDICAL, INC.
filed 2018-11-08
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of November 7, 2018, the issuer had 31,541,439 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,097	$20,730
Accounts receivable, net of allowance for doubtful accounts of $304 and $221 as of September 30, 2018 and December 31, 2017, respectively	4,991	6,213
Inventory	4,497	2,390
Prepaid expenses and other current assets	2,680	2,741
Total current assets	32,265	32,074
Property and equipment, net	2,011	1,303
Investment in limited liability company	1,961	2,500
Other assets	201	202
Total assets	$36,438	$36,079
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,562	$4,799
Accrued liabilities	5,125	4,605
Total current liabilities	8,687	9,404
Note payable, noncurrent portion	30,124	28,948
Other noncurrent liabilities	394	327
Total liabilities	39,205	38,679
Commitments and contingences (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 31,523,454 and 19,503,558 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	139,123	102,979
Accumulated deficit	(141,893)	(105,581)
Total stockholders’deficit	(2,767)	(2,600)
Total liabilities and stockholders’ deficit	$36,438	$36,079

(1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$4,821	$4,070	$14,045	$10,187
Cost of revenue	3,327	2,059	8,390	5,515
Gross profit	1,494	2,011	5,655	4,672

Operating expenses:
Research and development	3,442	3,464	10,870	9,292
Selling, general and administrative	9,114	7,369	27,482	19,681
Total operating expenses	12,556	10,833	38,352	28,973
Loss from operations	(11,062)	(8,822)	(32,697)	(24,301)
Interest expense, net	(1,106)	(777)	(3,239)	(2,385)
Other expense, net	(4)	(16)	(14)	(49)
Net loss from consolidated companies	(12,172)	(9,615)	(35,950)	(26,735)
Loss from minority interest in limited liability company	(132)	-	(539)	-
Comprehensive and net loss	$(12,304)	$(9,615)	$(36,489)	$(26,735)

Net loss per share:
Basic and diluted	$(0.39)	$(0.50)	$(1.23)	$(1.59)

Weighted average shares used in computing net loss per common share:
Basic and diluted	31,490,578	19,408,920	29,568,236	16,843,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(36,489)	$(26,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	103	-
Depreciation and amortization	545	318
Stock-based compensation	2,294	1,314
Fair value of common stock issued	256	260
Non-cash interest expense	1,176	762
Loss from minority interest in limited liability company	539	-
Changes in assets and liabilities:
Accounts receivable	1,119	(2,742)
Inventory	(2,317)	422
Prepaid expenses and other current assets	61	(2,151)
Other noncurrent assets	1	24
Accounts payable	(1,297)	483
Accrued and other liabilities	502	1,747
Other noncurrent liabilities	262	24
Net cash used in operating activities	(33,245)	(26,274)

Cash flows from investing activities:
Purchase of property and equipment	(983)	(810)
Investment in limited liability company	-	(2,500)
Net cash used in investing activities	(983)	(3,310)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	33,407	31,440
Proceeds from note payable	-	19,214
Repayments of note payable	-	(10,000)
Proceeds from issuance of common shares from employee stock purchase plan	188	-
Proceeds from exercise of stock options	-	31
Proceeds from exercise of warrant	-	20
Net cash provided by financing activities	33,595	40,705
Net increase (decrease) in cash and cash equivalents	(633)	11,121

Cash and cash equivalents - beginning of period	20,730	8,086
Cash and cash equivalents - end of period	$20,097	$19,207

Supplemental disclosure:
Cash paid for interest	$1,991	$1,619
Cash paid for income taxes	$2	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$-	$940
Issuance of note payable in settlement of accrued interest	$934	$285
Net transfer of equipment between inventory and property and equipment	$210	$362

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three and nine months ended September 30, 2018, the Company sold 3,720 shares and 277,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $11,000 and $1,194,000. As of September 30, 2018, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future interim period.

Liquidity

We expect to continue to meet our operating cash flow requirements through the sales of our products and by raising additional capital from equity or debt financings. We expect that our cash will be sufficient to fund our activities for at least the next six months; however, we may require additional capital from equity or debt financings to fully implement our plan of operation. As of September 30, 2018, we had cash and cash equivalents of $20,097,000 and working capital of $23,578,000. We have incurred net losses since our inception, and as of September 30, 2018 have an accumulated deficit of approximately $141,893,000. We expect to continue to incur operating losses and negative cash flows from operations through the foreseeable future. In the future, we expect to require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities; however, we may not be able to timely secure additional equity or debt financing or raise additional capital in the public markets on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Most of the Company’s products to date require clearance or approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required clearances or approvals or for the indications requested. If the Company was denied such clearances or approvals or if such clearances or approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended September 30, 2018, three distributors accounted for 42% of the Company’s revenue. During the three months ended September 30, 2017, two distributors, collectively, accounted for 38% of the Company’s revenue. During the nine months ended September 30, 2018, one distributor accounted for 21% of the Company’s revenue. During the nine months ended September 30, 2017, three distributors, collectively, accounted for 38% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, four distributors, collectively, accounted for 64% of total accounts receivable, net. As of December 31, 2017, two distributors, collectively, accounted for 57% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $304,000 as of September 30, 2018 and $221,000 as of December 31, 2017.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of September 30, 2018 or December 31, 2017. The Company had customer contract liabilities in the amount of $334,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of September 30, 2018. No such contract liabilities existed as of December 31, 2017. Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended September 30, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and nine months ended September 30, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the three and nine months ended September 30, 2018 and consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	For three months ended September 30, 2018				For nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)		As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Operations
Revenue	$4,821	$4,631	$190	(1)	$14,045	$13,525	$520	(1)
Cost of revenue	$3,327	$3,342	$(15	)(2)	$8,390	$8,390	$-	(2)
Gross profit	$1,494	$1,289	$205	(3)	$5,655	$5,135	$520	(3)
Loss from operations	$(11,062)	$(11,267)	$205	(3)	$(32,697)	$(33,217)	$520	(3)
Comprehensive and net loss	$(12,304)	$(12,509)	$205	(3)	$(36,489)	$(37,009)	$520	(3)
Net loss per share:
Basic and diluted	$(0.39)	$(0.40)	$0.01		$(1.23)	$(1.25)	$0.02

Weighted average shares	31,490,578	31,490,578			29,568,236	29,568,236

(1)	Change relates to revenue from extended assurance warranties for which no deferral is required on the adoption of ASC 606.
(2)	Change relates to the future costs associated with extended assurance warranties required to be recorded on the adoption of ASC 606.
(3)	Change relates to the net gain adjustment on the adoption of ASC 606.

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheets
Liabilities
Accrued liabilities	$5,125	$5,259	$(134	)(1)
Other noncurrent liabilities	$394	$957	$(563	)(2)

Equity
Accumulated deficit	$(141,893)	$(142,590)	$697	(3)

(1)

Change relates to future costs associated with extended warranties required to be recorded on the adoption of ASC 606, partially offset by the current portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.

(2)	Change relates to noncurrent portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to $177,000 cumulative effect adjustment on the adoption of ASC 606 and the net gain adjustment of $520,000 for the nine months ended September 30, 2018.

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts).

The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

United States	$3,455	$3,277	$10,613	$7,068
Asia Pacific	717	758	2,238	2,191
Europe and Middle East	612	-	1,143	568
Latin America	37	35	51	360
Total	$4,821	$4,070	$14,045	$10,187

 The Company determines geographic location of its revenue based upon the destination of the shipments of its products.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in equity in earnings of unconsolidated affiliates on the condensed consolidated statements of operations. The Company utilizes a three-month lag in reporting equity income from its investments, adjusted for known amounts and events, when the investee’s financial information is not available timely or when the investee’s reporting period differs from our reporting period.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and nine months ended September 30, 2018.

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

The Company determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options and purchase rights under the employee stock purchase plan. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2018 and 2017, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Nine Months Ended
	September 30,
	2018	2017

Stock options to purchase common stock	4,298,565	2,489,979
Warrants to purchase common stock	642,622	642,622
Restricted common stock awards	60,000	-

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, “Leases” and Accounting Standards Update 2018-11, “Leases (Topic 842) Targeted Improvements”. Under the guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We do not expect the adoption of this guidance to have a significant effect on our condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2018, and December 31, 2017 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of September 30, 2018, the Company has purchased approximately 3,600 units of ICM products. The Company paid ICM approximately $81,000 and $224,000 for product related costs during the three and nine months ended September 30, 2018, respectively.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of September 30, 2018, the Company owns approximately 9% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three and nine months ended September 30, 2018, the allocated net loss from ICM’s operations was $132,000 and $539,000, respectively that was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017

Accrued sales commission	$1,292	$1,067
Accrued bonuses	922	1,597
Accrued interest	676	447
Accrued payroll and other related expenses	527	488
Accrued professional fees	386	562
Customer contracts liabilities	334	-
Travel and entertainment	230	156
Accrued sales & use tax	143	149
Accrued clinical trial costs	76	30
Other accruals	539	109
Total accrued liabilities	$5,125	$4,605

6.	Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three and nine months ended September 30, 2018, the Company paid interest in-kind of $318,000 and $934,000, respectively, which was added to the total outstanding principal loan amount as of September 30, 2018. During the three and nine months ended September 30, 2017, the Company paid interest in-kind of $205,262 and $285,000, respectively. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of September 30, 2018, interest accrued related to the final payment fee in the amount of $394,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of September 30, 2018, the Company was in compliance with all covenants.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 8).

As of September 30, 2018, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2018 (remaining three months)	$683
2019	2,778
2020	2,901
2021	16,672
2022	19,306
Thereafter	6,220
Total payments	48,560
Less: Amount representing interest	(17,131)
Present value of obligations	31,429
Less: Unamortized debt discount	(1,305)
Note payable, noncurrent portion	$30,124

7.	Commitments and Contingencies

Operating Lease

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. The lease term commenced on June 1, 2017 and will terminate in May 2020. The Company relocated its corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

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

Rent expense for the three months ended September 30, 2018 and 2017 was $65,000 and $138,000, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $293,000 and $305,000, respectively.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $2,600.

As of September 30, 2018, future minimum payments under the leases are as follows (in thousands):

Year Ending December 31,
2018 (remaining three months)	$73
2019	296
2020	143
2021	23
Total minimum lease payments	$535

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

On June 4, 2018, the Company entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving the Company’s patent litigation against ThermiGen and Dr. Alinsod. The Settlement Agreement also resolved ThermiGen’s inter partes review proceedings against the Company. The litigation arose from the Company’s claim that ThermiGen and Dr. Alinsod were improperly using the Company’s patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

Under the terms of the Settlement Agreement, the Company received an initial monetary payment to settle the litigation and past claims and an on-going royalty for future sales. Viveve granted to ThermiGen a non-exclusive, non-transferable license to use the Company’s U.S. patent for the current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables). The Company has recorded the monetary payment as a gain on litigation settlement in selling, general and administrative expenses on the condensed consolidated statements of operations during the nine months ended September 30, 2018.

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

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the three and nine months ended September 30, 2018, the Company sold 3,720 shares and 277,249 shares, respectively, of common stock under the November 2017 ATM Facility for net proceeds of approximately $10,100 and $1,194,000, respectively. As of September 30, 2018, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

Warrants for Common Stock

As of September 30, 2018, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the condensed consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the new term loan in connection with the 2017 Loan Agreement. During the three and nine months ended September 30, 2017, the Company recorded zero and $371,000 respectively, of interest expense relating to the debt issuance costs.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $786,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and nine months ended September 30, 2018, the Company recorded $82,000 and $242,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and nine months ended September 30, 2017, the Company recorded $68,000 and $106,000 of interest expense relating to the debt issuance costs using the effective interest method. As of September 30, 2018, the unamortized debt discount was $1,305,000.

No shares issuable pursuant to warrants have been exercised during the three and nine months ended September 30, 2018 and 2017.

No shares issuable pursuant to warrants have been cancelled during the three and nine months ended September 30, 2018 and 2017.

The stock-based compensation expense related to warrants issued was zero for both the three and nine months ended September 30, 2018 and 2017.

9.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of September 30, 2018, there are outstanding stock option awards issued from the 2006 Plan covering a total of 38,378 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.49 per share and the weighted average remaining contractual term is 4.1 years.

On December 6, 2017, the board of directors approved the 2018 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 914,016 shares from 4,000,000 shares to a total of 4,914,016 shares, which was effective January 1, 2018.

As of September 30, 2018, there are outstanding stock option awards issued from the 2013 Plan covering a total of 4,260,187 shares of the Company’s common stock and there remain reserved for future awards 378,615 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $4.59 per share, and the remaining contractual term is 8.5 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2018
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Options outstanding, beginning of period	2,694,224	$5.80	8.6	$249,154
Options granted	2,271,059	$3.54
Options exercised	-	$-
Options canceled	(666,718)	$5.55
Options outstanding, end of period	4,298,565	$4.64	8.5	$432,450

Vested and exercisable and expected to vest, end of period	4,047,441	$4.68	8.4	$395,182

Vested and exercisable, end of period	1,406,846	$5.56	7.1	$22,615

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2018.

The options outstanding and exercisable as of September 30, 2018 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Price			Sept 30, 2018	Price	Term (Years)	Sept 30, 2018	Price

$1.75	-	$1.97	535,000	$1.95	9.6	31,250	$1.97
$2.02	-	$2.83	167,500	$2.45	9.6	10,678	$2.64
$3.11	-	$3.82	481,876	$3.56	9.3	59,910	$3.76
$4.30	-	$4.97	1,435,464	$4.53	8.7	406,550	$4.63
$5.01	-	$5.67	771,655	$5.35	8.1	326,006	$5.35
$6.00	-	$6.61	551,058	$6.04	7.0	371,812	$6.02
$7.00	-	$7.92	317,634	$7.66	7.5	162,262	$7.67
	$9.92		38,135	$9.92	4.1	38,135	$9.92
$59.60	-	$149.04	243	$100.46	2.2	243	$100.46
			4,298,565	$4.64	8.5	1,406,846	$5.56

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

Restricted Stock Awards

In July 2018, the Company granted RSAs for 18,278 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $2.63 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 18,278 shares of common stock were issued.

 In June 2018, the Company granted an RSA for 50,000 shares to a consultant with a weighted average grant date fair value of $3.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over two years beginning as of the award date. As of September 30, 2018, zero shares were vested and issued.

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

In January 2018, the Company granted an RSA for 25,000 shares to a consultant with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year beginning as of the award date. As of September 30, 2018, 25,000 shares were vested and issued.

As of September 30, 2018, there are 60,000 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The second offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2018 and ended on March 31, 2018, and 20,744 shares were issued on March 29, 2018 at a purchase price of $3.11. The third offering period under the Company’s 2017 ESPP began on April 1, 2018 and ended on June 30, 2018, and 25,618 shares were issued on June 29, 2018 at a purchase price of $2.31. The fourth offering period under the Company’s 2017 ESPP began on July 1, 2018 and ended on September 30, 2018, and 28,698 shares were issued on September 28, 2018 at a purchase price of $2.24.

As of September 30, 2018, the remaining shares available for issuance under the 2017 ESPP were 307,046 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Expected term (in years)	0.25	0.25
Average volatility	67%	67%
Risk-free interest rate	1.93%	1.71%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and nine months ended September 30, 2018 was $0.75 and $1.00, respectively.

Stock-Based Compensation

During the three months ended September 30, 2018 and 2017, the Company granted stock options to employees to purchase 237,500 and 305,000 shares of common stock, respectively, with a weighted average grant date fair value of $3.01 and $3.91 per share, respectively. During the nine months ended September 30, 2018 and 2017, the Company granted stock options to employees to purchase 2,058,671 and 720,110 shares of common stock, respectively, with a weighted average grant date fair value of $3.65 and $2.83 per share, respectively. There were no stock options exercised during the three and nine months ended September 30, 2018. A total of 7,730 shares pursuant to stock options issued to employees were exercised during the nine months ended September 30, 2017. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was $31,000.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expected term (in years)	5	5	5	5
Average volatility	70%	64%	73%	55%
Risk-free interest rate	2.86%	1.73%	2.67%	1.83%
Dividend yield	0%	0%	0%	0%

During the three and nine months ended September 30, 2018, the Company granted stock options to nonemployees to purchase 10,000 and 212,388 shares of common stock, respectively, with a weighted average grant date fair value of $2.83 and $2.42, respectively. During the three and nine months ended September 30, 2017, the Company granted stock options to nonemployees to purchase 14,000 and 19,875 shares of common stock, respectively, with a weighted average grant date fair value of $3.66 and $4.09, respectively. There were no stock options exercised by nonemployees during the three and nine months ended September 30, 2018 and 2017.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expected term (in years)	10	10	10	10
Average volatility	66%	78%	66%	78%
Risk-free interest rate	3.04%	2.32%	3.04%	2.31%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Cost of revenue	$19	$5	$47	$12
Research and development	79	62	266	170
Selling, general and administrative	667	420	1,981	1,132
Total	$765	$487	$2,294	$1,314

As of September 30, 2018, the total unrecognized compensation cost in connection with unvested stock options was approximately $5,604,000. These costs are expected to be recognized over a period of approximately 2.87 years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2018 and 2017. The Company expects that its effective tax rate for the full year 2018 will be 0%.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, and repatriation of accumulated foreign accumulated earnings and profits, effective January 1, 2018.

The Company is required to recognize the effect on deferred tax assets and liabilities due to a change in tax rates in the period the tax rate change was enacted. The carrying value of the Company’s U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the Company’s U.S. net deferred tax asset position will decrease as will the related valuation allowance. The Company has also considered the impact of the transition tax for which it has estimated it does not need to accrue a liability as the operations of Viveve BV are immaterial. Uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors. As such, while the Company believes that these adjustments are reasonable estimates of TCJA, they should be considered provisional.

11.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2018, the Company has purchased 792 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $3,015,000 and $2,620,000 for goods and services during the three months ended September 30, 2018 and 2017, respectively, and approximately $8,613,000 and $6,326,000 for the nine months ended September 30, 2018 and 2017, respectively. The amounts due to Stellartech for accounts payable as of September 30, 2018 and December 31, 2017 were approximately $1,162,000 and $1,380,000, respectively.

In connection with the Distributorship Agreement entered into with ICM in August 2017, the Company also entered into a Membership Unit Subscription Agreement with ICM and the Company invested $2,500,000 in ICM. As of September 30, 2018, the Company has purchased approximately 3,850 units of ICM products. The Company paid ICM approximately $81,000 and $224,000 for product related costs during the three and nine months ended September 30, 2018, respectively. The amounts due to ICM for the accounts payable as of September 30, 2018 and December 31, 2017 were approximately $27,000 and $28,000, respectively.

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

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	4 (including the U.S.)
General Surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For treatment of vaginal laxity	38
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	17
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we market and sell primarily through distribution partners. As of September 30, 2018, we have sold 646 Viveve Systems and approximately 28,700 single-use treatment tips worldwide.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (“FDA”) and other governmental clearance or approval for the sale of our product for all desired indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenues to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

Settlement of Patent Infringement Litigation with ThermiGen

On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The Settlement Agreement also resolved ThermiGen’s inter partes review proceedings against the Company. The litigation arose from our claim that ThermiGen and Dr. Alinsod were improperly using our patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

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

“At-the-Market” Offering

The Company established, through the filing of a prospectus supplement to its shelf registration statement on Form S-3 (filed November 8, 2017), an “at-the-market” equity offering program under which the Company may offer and sell, from time to time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three and nine months ended September 30, 2018, the Company sold 3,720 shares and 277,249 shares, respectively, of common stock under the November 2017 ATM Facility for net proceeds of approximately $11,000 and $1,194,000, respectively. As of September 30, 2018, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000. Based on the closing price of $2.68 as of September 28, 2018, approximately 8,719,748 remaining shares may be issued under the "at-the-market" equity offering program.

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

Submission of IDE to FDA for Approval to Conduct SUI Trial in the United States

In September 2018, the Company submitted an Investigational Device Exemption (IDE) to the U.S. Food and Drug Administration (FDA) for authorization to begin LIBERATE-U.S., a multicenter, randomized, double-blinded, sham-controlled trial to evaluate the safety and efficacy of the Company’s proprietary, cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of stress urinary incontinence (SUI) in women. Intended enrollment for the LIBERATE-U.S. trial is approximately 240 subjects at up to 25 study sites in the United States. Subjects will be randomized in a 2:1 ratio for active and sham treatments.

The expected primary efficacy endpoint in the study is the proportion of patients experiencing a greater than 50% reduction in Pad Weight Gain in the standardized 1-hour Pad Weight Test at 12 months post-treatment. The 1-hour Pad Weight Test is an FDA recommended endpoint in SUI clinical research. The proposed study design also includes a variety of secondary and exploratory endpoints including safety, efficacy, as measured by a three-day voiding diary, and Quality of Life benefits measured by the Urogenital Distress Inventory-6 (UDI-6), International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF), and Incontinence Quality of Life (I-QOL).

Canadian Ministry of Health Approval and Initiation of SUI Trial

In August 2018, the Company initiated LIBERATE-International, a multicenter, randomized, double-blinded, sham-controlled trial to evaluate the safety and efficacy of its proprietary, cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of SUI in women. The first-subject-first-visit was completed under an approved Investigational Testing Application (ITA) with the Canadian Ministry of Health and central investigational review board (IRB) approval. Enrollment is planned for up to 100 subjects at up to ten study sites in Canada. Subjects will be randomized in a 2:1 ratio for active and sham treatments.

The primary efficacy endpoint is the mean change from baseline in the standardized 1-hour Pad Weight Test at six months post-treatment. The study design also includes multiple exploratory endpoints, as well as safety follow-up throughout the study.

Reported Positive Six-Month Data from SUI Feasibility Study

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

FDA Approval to Continue VIVEVE II Clinical Study

In March 2018, the Company received approval of its IDE application from the FDA.  The approval allows us to conduct the VIveve Treatment of the Vaginal Introitus to EValuate Safety and Efficacy (VIVEVE II) clinical trial to assess the safety and effectiveness of the Viveve® System for the improvement of sexual function in women following vaginal childbirth.  The VIVEVE II clinical study is a randomized, double-blinded, and sham-controlled trial with a planned enrollment of approximately 250 patients at up to 25 study sites in the United States and Canada. Subjects will be randomized in a 1:1 ratio for active and sham treatments.

A staged approach, or roll-in, for clinical enrollment was required by the FDA in its IDE approval letter to the Company.  In the first stage, enrollment is limited to 50 subjects.  The roll-in required safety review by the FDA of a minimum of 25 subjects, one-month post-treatment.  Viveve submitted the required first stage 30-day safety data to the FDA for review on the initial 25 subjects in the trial as well as an IDE Supplement to expand the study up to its intended 250 subjects.  Enrollment in the trial continued up to the 50 subject first stage limit while FDA reviewed the safety data.  In early August, Viveve received an approval letter from the FDA stating the Agency had completed their first requested safety review and granted continued enrollment of up to 100 subjects in a second stage of the trial.  A second safety review will now occur after safety data are collected from an additional 25 subjects out to one-month follow-up, and from the first 50 subjects at three-month follow-up.  While safety data are being reviewed from the second stage, enrollment in the trial will continue up to 100 subjects.  Following FDA review of second stage safety data, and approval of an IDE supplement to expand the study, Viveve plans to continue enrollment up to 250 subjects.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next six months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearances and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional capital from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Quarterly Report on Form 10-Q, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding, or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$4,821	$4,070	$751	18%

We recorded revenue of $4,821,000 for the three months ended September 30, 2018, compared to revenue of $4,070,000 for the three months ended September 30, 2017, an increase of $751,000, or approximately 18%. The increase in revenue was primarily due to sales of 64 Viveve Systems (which included 48 Viveve Systems sold in the U.S. market - 30 Viveve Systems through direct sales and 18 Viveve Systems through our distribution partner) and higher quantities of disposable products sold (which included approximately 5,700 disposable treatment tips sold globally) in the third quarter of 2018. Sales in the third quarter of 2017 included 60 Viveve Systems (which included 47 Viveve Systems sold in the U.S. market through direct sales) and approximately 2,700 disposable treatment tips.

Gross profit

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$1,494	$2,011	$(517)	(26)%

 Gross profit was $1,494,000, or 31% of revenue, for the three months ended September 30, 2018, compared to a gross profit of $2,011,000, or 49% of revenue, for the three months ended September 30, 2017, a decrease of $517,000, or approximately 26%. The decrease in gross profit was primarily due to the unit volume mix of products sold during the period. Currently, the Viveve System has higher gross margins, as compared to disposable treatment tips. The decrease in gross profit was also affected by lower average selling prices of Viveve Systems in the U.S. market as a result of higher volumes of systems sold to our distribution partner during the period.

The decrease in gross margin was primarily due to the unit volume mix of products sold and the lower average selling prices of Viveve Systems sold in the U.S. market during the period. We expect our gross margin to fluctuate in future periods based on the mix of our products and direct sales versus distributor sales.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$3,442	$3,464	$(22)	(1)%

Research and development expenses totaled $3,442,000, for the three months ended September 30, 2018, compared to research and development expense of $3,464,000 for the three months ended September 30, 2017, a decrease of $22,000, or approximately 1%. Spending on research and development in the three months ended September 30, 2018 was primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the three months ended September 30, 2018 also included personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$9,114	$7,369	$1,745	24%

 Selling, general and administrative expenses totaled $9,114,000 for the three months ended September 30, 2018, compared to $7,369,000 for the three months ended September 30, 2017, an increase of $1,745,000, or approximately 24%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2018 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses, partially offset by litigation settlement payments.

Interest expense, net

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$1,106	$777	$329	42%

During the three months ended September 30, 2018, we had interest expense, net of $1,106,000, compared to $777,000 for the three months ended September 30, 2017. The increase of $329,000, or approximately 42%, resulted primarily from the additional interest expense in the third quarter of 2018 in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the third quarter of 2017 due to the drawdown of the remaining $10,000,000 available under the credit facility in December 2017 and the interest in-kind which was added to the total outstanding principal loan amount.

Loss from minority interest in limited liability company

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$132	$-	$132	-

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended September 30, 2018, the allocated net loss from ICM’s operations was $132,000.

Other expense, net

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other expense, net	$4	$16	$(12)	(75)%

 During the three months ended September 30, 2018, we had other expense, net, $4,000, compared to $16,000 for the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$14,045	$10,187	$3,858	38%

We recorded revenue of $14,045,000 for the nine months ended September 30, 2018, compared to revenue of $10,187,000 for the nine months ended September 30, 2017, an increase of $3,858,000, or approximately 38%. The increase in revenue was primarily due to sales of 202 Viveve Systems (which included 155 Viveve Systems sold in the U.S. market – 137 Viveve Systems through direct sales and 18 Viveve Systems through our distribution partner), and higher quantities of disposable products sold (which included approximately 13,800 disposable treatment tips sold globally) in the nine months ended September 30, 2018. Sales in the nine months ended September 30, 2017 included 147 Viveve Systems (which included 103 Viveve Systems sold in the U.S. market through direct sales), and smaller quantities of disposable treatment tips.

Gross profit

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$5,655	$4,672	$983	21%

Gross profit was $5,655,000, or 40% of revenue, for the nine months ended September 30, 2018, compared to a gross profit of $4,672,000, or 46% of revenue, for the nine months ended September 30, 2017, an increase of $983,000, or approximately 21%. The increase in gross profit was primarily due to the unit volume mix of products sold during the period. Currently, the Viveve System has higher gross margins, as compared to disposable treatment tips. The increase in gross profit was also affected by lower average selling prices of Viveve Systems in the U.S. market as a result of higher volumes of systems sold to our distribution partner during the period.

The decrease in gross margin was primarily due to the unit volume mix of products sold and the lower average selling prices of Viveve Systems sold in the U.S. market during the period. We expect our gross margin to fluctuate in future periods based on the mix of our product and direct sales versus distributor sales.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$10,870	$9,292	$1,578	17%

Research and development expenses totaled $10,870,000 for the nine months ended September 30, 2018, compared to research and development expense of $9,292,000 for the nine months ended September 30, 2017, an increase of $1,578,000 or approximately 17%. Spending on research and development increased in the nine months ended September 30, 2018 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during the nine months ended September 30, 2018 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$27,482	$19,681	$7,801	40%

Selling, general and administrative expenses totaled $27,482,000 for the nine months ended September 30, 2018, compared to $19,681,000 for the nine months ended September 30, 2017, an increase of $7,801,000 or approximately 40%. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2018 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses, partially offset by litigation settlement payments.

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$3,239	$2,385	$854	36%

During the nine months ended September 30, 2018, we had interest expense, net of $3,239,000, compared to $2,385,000 for the nine months ended September 30, 2017. The increase of $854,000, or approximately 36%, resulted primarily from the additional interest expense in 2018 in connection with the 2017 Loan Agreement, which was computed on a higher loan balance compared to the term loan in 2017 due to the drawdown of the remaining $10,000,000 available under the credit facility in December 2017 and the interest in-kind which was added to the total outstanding principal loan amount, partially offset by the additional interest expense in 2017 in connection with the May 2017 payoff of the previous term loan under the 2016 Loan Agreement.

Loss from minority interest in limited liability company

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$539	$-	$539	-

The Company uses the equity method to account for its investment in ICM. For the nine months ended September 30, 2018, the allocated net loss from ICM’s operations was $539,000.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other expense, net	$14	$49	$(35)	(71)%

During the nine months ended September 30, 2018, we had other expense, net, of $14,000, compared to $49,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2018 and 2017

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities, bank term loans and loans from related parties. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our cash will be sufficient to fund our activities for at least the next six months, however, we will continue to require funds from financing sources to fully implement our plan of operation.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Net cash used in operating activities	$(33,245)	$(26,274)
Net cash used in investing activities	(983)	(3,310)
Net cash provided by financing activities	33,595	40,705
Net increase (decrease) in cash and cash equivalents	$(633)	$11,121

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $33,245,000 for the nine months ended September 30, 2018 compared to $26,274,000 used for the nine months ended September 30, 2017. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2018 consisted of a net loss of $36,489,000 adjusted for non-cash expenses including provision for doubtful accounts of $83,000, depreciation and amortization of $545,000, stock-based compensation of $2,294,000, fair value of common stock issued of $256,000, non-cash interest expense of $1,176,000, loss from minority interest in limited liability company of $539,000, and cash outflows from changes in operating assets and liabilities of $1,669,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $1,119,000, increase in inventory of $2,317,000, a decrease in prepaid expenses and other current assets of $61,000, a decrease in accounts payable of $1,297,000, an increase in accrued and other liabilities of $502,000, and an increase in other noncurrent liabilities of $262,000.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $983,000 and $3,310,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2018 was used for the purchase of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2017 was used for the $2,500,000 equity investment in ICM and the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $33,595,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,287,000) and gross proceeds of $1,327,000 from our November 2017 ATM Facility (partially offset by transaction costs of $133,000). Net cash provided by financing activities during the nine months ended September 30, 2017 was $40,705,000, which was the result of the gross proceeds of $34,500,000 from our March 2017 Offering (partially offset by transaction costs of $3,060,000), the proceeds of $20,000,000 from the drawdown of funds under the 2017 Loan Agreement (partially offset by debt issuance costs of $786,000), and proceeds from the exercise of a warrant and stock options, partially offset by the repayment of the term loan under the 2016 Loan Agreement of $10,000,000.

As of September 30, 2018, there is a balance of $15,500,000 available for future issuance under the 2016 Shelf Registration Statement, $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,369,000 available for future issuance under the November 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of September 30, 2018, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$48,560	$2,750	$15,105	$30,705	$-
Non-cancellable operating lease obligations	535	294	241	-	-
Total	$49,095	$3,044	$15,346	$30,705	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $31,429,000 as of September 30, 2018.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $2,600.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018, for a more complete description of our significant accounting policies. Except for the adoption of the new revenue recognition accounting standard on January 1, 2018, there have been no material changes to the significant accounting policies during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, “Leases” and Accounting Standards Update 2018-11, “Leases (Topic 842) Targeted Improvements”. Under the guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We do not expect the adoption of this guidance to have a significant effect on our condensed consolidated financial statements.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of September 30, 2018, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $20.1 million as of September 30, 2018.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2018, and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018 and 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The Settlement Agreement also resolved ThermiGen’s inter partes review proceedings against the Company. The litigation arose from our claim that ThermiGen and Dr. Alinsod were improperly using our patented technology without consent. Pursuant to the Settlement Agreement, the parties agreed to resolve all currently pending disputes between them.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

None.

Use of Proceeds from Registered Securities

During the three and nine months ended September 30, 2018, the Company sold 3,720 shares and 277,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $10,100 and $1,194,000. As of September 30, 2018, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000. Based on the closing price of $2.68 as of September 28, 2018, approximately 8,719,748 remaining shares may be issued under the "at-the-market" equity offering program.

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

Dated: November 8, 2018	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting Officer)