Form 10-K
period 2018-12-31
VIVEVE MEDICAL, INC.
filed 2019-03-15
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of June 29,2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The Nasdaq Capital Market on such date, was approximately $68,489,676

Number of shares outstanding of the Registrant’s common stock, as of March 8, 2019: 46,364,570

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Viveve designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar RadioFrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, that collectively, we refer to as the Viveve® System. The Viveve System is currently being marketed around the world (outside of the United States) for the non-invasive treatment of vaginal introital laxity, sexual function, vaginal rejuvenation, and stress urinary incontinence depending on the relevant country-specific clearance or approval, that we refer to as the Viveve treatment.

At this time, the Viveve System is indicated for use and being marketed for use in general surgical procedures for electrocoagulation and hemostasis in the United States; the device has not been cleared or approved for use for the treatment of vaginal laxity, to improve sexual function, for vaginal rejuvenation, or for stress urinary incontinence in the United States. Accordingly, the Company is prohibited under current U.S. regulations from promoting it to physicians or consumers for these unapproved uses.

We believe the Viveve System and Viveve treatment, provides a number of benefits for physicians and patients, including:

●	a safe, minimally-invasive, non-ablative procedure;
●	requiring only a single treatment;
●	compelling physician economics; and
●	ease of use.

In North America, which includes the U.S. and Canada, the Viveve System is sold through a direct sales force, as well as distribution partners. In most other regions, we market and sell primarily through a network of distribution partners.

Currently, the Viveve System is cleared for marketing in 60 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis (including the U.S.)	3
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	6
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	16
General surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

The Viveve System is comprised of three main components: a radiofrequency generator housed in a table-top console; a reusable handpiece; and a single-use treatment tip. Single-use accessories (e.g. RF return pad, coupling fluid), a cryogen canister that can be used for approximately two to five procedures (depending on the procedure type and pulses used), and a foot pedal are also included with the System. Practitioners attach the single-use treatment tip to the handpiece. The generator then authenticates the treatment tip and programs the system for the desired treatment without further intervention. The treatment is performed in a physician’s office and does not require the use of anesthesia. The tissue remodeling effect resulting from the Viveve treatment has been demonstrated by our pre-clinical and clinical research.

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Broadening the conditions, we treat through robust clinical trials and regulatory label expansion. In addition to pursuing clearance/approval in the U.S. for the improvement of sexual function, we intend to conduct several clinical trials, and if successful, submit for regulatory clearance/approval in the U.S. and abroad for stress urinary incontinence and potentially vulvovaginal atrophy.

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

●

Driving Increased Treatment Tip Usage. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients, where permitted by law. We intend to launch innovative marketing programs with physician customers, where permitted by law, to develop high volume Viveve practices.

●

Broadening Our Customer Base. While our initial focus is on marketing our procedure to the aesthetics and OB/GYN specialty, we intend to selectively expand our sales efforts into other physician specialties, such as urology, urogynecology, general surgery and family practice. Additionally, we intend to pursue sales from physician-directed medi-spas with track records of safe and successful treatments.

●

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips that, in the future, may allow for shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of the Viveve System.

●

Investing in Intellectual Property and Patent Protection. We will continue to defend and invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights.

As of December 31, 2018, we have sold 703 Viveve Systems and approximately 33,300 single-use treatment tips worldwide.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System and the Viveve treatment as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity and/or urinary incontinence, depending on the relevant country-specific clearance or approval. We are currently located at 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112 and our telephone number is (720) 696-8100. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

Our Products

The Viveve System

The Viveve System is comprised of three main components: a radiofrequency generator housed in a table-top console; a reusable handpiece; and a single-use treatment tip. Single-use accessories (e.g. RF return pad, coupling fluid), cryogen canister for approximately two to five procedures (depending on the procedure type and pulses used), and a foot pedal are also included with the System. Physicians or medical practitioners attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired Viveve treatment without further intervention.

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

●

Handpiece. The reusable handpiece holds the treatment tip in place and processes information about temperature, contact, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of coolant, which protects the mucosal surface tissue.

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

The Viveve System also includes other consumable components. The console houses a canister of coolant that can be used for approximately two to five procedures (depending on the procedure type and pulses used). Each procedure requires a new return pad, which is typically adhered to the patient’s thigh or buttocks to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary single-use bottles of coupling fluid, a viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

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

●

Capacitive Coupling Mechanism of Action for Collagen Heating. Our single-use Viveve treatment tip contains patented technology that uses monopolar RF energy as a controlled tissue heating source through the use of a non-conducting material, known as a dielectric. Capacitive coupling is the use of the dielectric to create an electric field in the area where the treatment tip touches the body. The electric field induces a current within the surrounding tissue, resulting in volumetric heating of the tissue due to the tissue’s natural resistance to electrical current flow. Collagen is an efficient conductor of electricity and therefore acts as a pathway for the electric current. This process results in heating of the fibrous septae, the strands of collagen fibers that permeate tissues and connect the outer mucosal layer to the underlying muscle. Delivery of heat to the fibrous septae located in deeper layers of the tissue shrinks and shortens them, resulting in tightening of the mucosal tissue. Over one to three months, as part of the body’s natural response to the activation of fibroblasts that results from the application of low-energy hyperthermic RF energy, aging collagen is reorganized into stronger, tighter bundles and can be supplemented with new collagen. This renewal of the tissue support matrix leads to improved tissue integrity and function.

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

Vaginal laxity is infrequently discussed in a clinical situation, yet most surveyed OB/GYNs and urogynecologists recognize that it is an underreported, yet bothersome, medical condition that impacts relationship happiness and sexual function. Another survey of OB/GYNs, found that vaginal laxity is the most frequent physical change seen or discussed post-vaginal delivery. Additionally, in a survey of women ranging from 25-45 years of age, who had experienced at least one vaginal delivery, approximately half expressed some degree of concern over “looseness” of the vaginal introitus.

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

All women who have given birth vaginally undergo stretching of the tissues of the vaginal opening to accommodate the fetal head. Often the effects are permanent, and many women have long-term physical and psychological consequences including sexual dissatisfaction. One significant issue is the loosening of the introitus ─ the vaginal opening. This may happen with the first vaginal delivery and can be made worse with subsequent vaginal deliveries. Vaginal laxity can result in decreased sexual pleasure for both women and their partners during intercourse. We believe that this condition is not frequently discussed because women are embarrassed, fear that their concerns will be dismissed or fear that their physicians will not understand. Physicians hesitate to discuss the situation with their patients because historically there has been no safe and effective treatment options. Physicians frequently recommend Kegel exercises. However, these exercises only strengthen the pelvic floor muscles and do not address the underlying cause of vaginal laxity – loss of tissue elasticity. While surgery can be performed to tighten the vaginal canal, the formation of scar tissue from the surgery may lead to painful intercourse and permanent side effects.

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

Market for a Proven Solution for Vaginal Laxity & Sexual Function

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

Applying U.S. census data, CDC Vital Statistics data and our projections from these studies, we estimate there are approximately 9 million post-partum women who are potential candidates for this procedure in the U.S. alone, approximately 4.5 million of whom could be candidates for the Viveve treatment for vaginal laxity or sexual function.

In 2012, we conducted a similar consumer study in Japan and Canada in order to understand cultural differences that may exist towards vaginal laxity and the Viveve treatment. The results corroborated our U.S. survey conclusions. Applying World Health Organization census data as well as data from individual countries, we estimate there are 25-30 million women outside the U.S. that could be candidates for the Viveve treatment for vaginal laxity or sexual function.

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

Current Approved Treatments for Vaginal Laxity/Sexual Function and Their Limitations

Currently, few clinically proven medical treatments are available to effectively treat vaginal laxity or sexual function. The most widely prescribed treatments include Kegel exercises and invasive surgical procedures, known as laser vaginal rejuvenation (“LVR”) or vaginoplasty.

●

Kegel Exercises: Kegels are an exercise that was developed by Dr. Arnold Kegel designed to strengthen the muscles of the pelvic floor - the pubococcygeal (“PC”) muscles - to increase vaginal muscle tone, improve sexual response, and limit involuntary urine release due to stress urinary incontinence. These exercises are often prescribed following childbirth or during and after menopause. However, we are not aware of any validated evidence indicating that Kegels improve vaginal laxity or sexual function due to introital laxity.

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

Overview of Stress Urinary Incontinence

Urinary incontinence (UI) is deﬁned by the International Continence Society (ICS) as ‘‘the complaint of involuntary leakage of urine.’’ UI is increasingly recognized globally as a health and economic problem, which affects the physical, psychological, social and economic well-being of individuals and their families and poses a substantial economic burden on health and social services.

Women with urinary incontinence have a significantly poorer quality of life than their continent counterparts. The psychological impact of this condition must neither be underestimated nor ignored. The need to use an external pad to absorb urine leakage associated with even normal activities such as coughing or laughing is unsatisfactory, inconvenient, often embarrassing and negatively impacts a woman’s quality of life. The main impact urinary incontinence has on women’s lives, in terms of social and recreational withdrawal, stems from the fear and anxiety related to becoming incontinent in public and the possibility that others may find out. The result is often reduced activities, decreased productivity, isolation, and depression. Additionally, between 25% to 50% of women with urinary incontinence experience sexual dysfunction.

There are three types of UI. Stress Urinary Incontinence (SUI) is the complaint of involuntary leakage of urine due to increased abdominal pressure caused by exertion, sneezing or coughing. Urge Urinary Incontinence (UUI) is the complaint of involuntary leakage of urine accompanied by or immediately preceded by urgency. Mixed Urinary Incontinence (MUI) is the complaint of involuntary leakage of urine associated with urgency and also with exertion, sneezing, or coughing.

According to the most recent National Center for Health Statistics (NCHS) Health Survey in the U.S., the prevalence of UI in adult women is 33% which is the highest among the ten conditions tracked including obesity, joint pain and hypertension. Additionally, a review of the epidemiologic literature on incontinence showed a prevalence range of 16% to 51% depending on UI definitions, severity levels, and other factors included in the surveys. The average across the literature is 33%, which is similar to the NCHS survey. This translates to 35 million women in the U.S. Of those 35 million 86% have SUI or MUI, 80% of them are bothered and only approximately 700,000 are receiving treatment in the form of conservative therapy or surgical procedures. Accordingly, over 23 million women in the US are bothered by SUI or MUI symptoms and are untreated. Viveve believes that its non-invasive treatment option for SUI may fulfill this large unmet need.

SUI has two major subtypes: intrinsic sphincter deficiency (ISD) and urethral hypermobility. Patients with ISD leak urine because their urethral sphincters do not effectively seal off the inner muscle of the bladder. Urethral hypermobility (UH) refers to the urethral shift that occurs when there is an increase in intrabdominal pressure (e.g., cough/sneeze/jump) and insufficient urethral support by the surrounding pelvic floor muscles and tissue. Most women with SUI have a degree of both ISD and UH.

Risk factors for SUI include pregnancy, childbirth, and menopause. For example, more than 55% of women who have delivered a child vaginally will show symptoms of SUI and are twice as likely to suffer from long-term SUI when compared to cesarean delivery.

Current Cleared Treatments for Stress Urinary Incontinence and Their Limitations

Currently available and effective treatment options for SUI are limited to conservative physiotherapy and more aggressive, invasive options with a lack of efficacious options in between. Pelvic floor muscle training (Kegels), with or without use of a device to assist in Kegels, are generally prescribed as a first step in treatment. Some women may find benefit from these exercises, but long-term compliance and sustainability is challenging. At the other end of the treatment spectrum are bulking agents and surgery with native tissue or mesh or a sling. Bulking agents are best used for women with primarily ISD and can be done in a clinic, however they have limited efficacy and durability. Surgeries including synthetic sling placement have a proven success rate, however, mesh surgery often leads to complications. In addition, surgery requires recovery time for the patient and often comes with risks including recurrence, infection, pain, voiding dysfunction, and anesthetic concerns, leading many women to agree to surgery as a last resort for treatment. The large gap between conservative and highly-invasive treatment options presents an opportunity to provide more effective, safe, and less-invasive treatments for women suffering from SUI.

The Viveve Solution

Radiofrequency (RF) energy has a long history of use in epithelial/mucosal tissue in the pharynx, skin, cornea, and vagina. Additionally, RF devices have been used to treat a variety of health-related concerns, including SUI. We believe that the Viveve System provides a compelling, safe, non-invasive treatment for vaginal laxity, improvement of sexual function that is supported by clinical studies, and improvement of the symptoms of SUI. The Viveve treatment is conducted on an outpatient basis in a practitioner’s office. The procedure typically takes approximately 30 - 45 minutes depending on the indication being treated and does not require any form of anesthesia. To perform the procedure, a practitioner attaches the single-use treatment tip to the handpiece. As described above, the return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication.

Benefits of the Viveve Treatment

The Viveve treatment provides a number of benefits for physicians and patients:

●

Minimally-Invasive, Non-Ablative Treatment with a Demonstrated History of Safety. The Viveve System has been tested in pre-clinical tissue studies and has been used to treat over 500 clinical study patients. To date physicians have treated approximately 15,000 patients. The procedure is non-invasive and offers a treatment option with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal, sub-mucosal tissue, or any extra vaginal tissues or require any form of anesthesia.

●

Single Treatment. The Viveve treatment is normally performed in a medical office setting as a single treatment that takes approximately 30 – 45 minutes to complete depending on the indication being treated. Our studies have shown that the clinical effect from our procedure occurs within one to three months and patients continue to report improvement over a period of six months following treatment. In addition, the Viveve treatment maintains its effect for at least 12 months, based upon currently available data from our clinical studies.

●

Compelling Physician Economics. We believe that in an era of declining government and insurance reimbursement, many physicians are seeking to add effective and safe, self-pay procedures to their practices. The Viveve treatment can be easily adapted into many physician practices and offers compelling per-procedure economics for the physician.

●

Ease of Use. The Viveve System offers an easy-to-use, straightforward user interface that allows a trained physician or nurse (where permitted by law) to perform the treatment in approximately 30 – 45 minutes depending on the indication being treated. It provides real-time feedback, and the patient can be monitored during the treatment. The handpiece and single-use treatment tip are designed with a small profile for accurate placement during treatment, comfort and ease of use.

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Broadening the conditions, we treat through robust clinical trials and regulatory label expansion. In addition to pursuing clearance/approval in the U.S. for the improvement of sexual function, we intend to conduct several clinical trials, and if successful, submit for regulatory clearance/approval in the U.S. and abroad for stress urinary incontinence and potentially vulvovaginal atrophy.

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

●

Driving Increased Treatment Tip Usage. We work collaboratively with our physician customer base to increase treatment tip usage by enhancing customer awareness and facilitating the marketing efforts of our physician customers to their patients, where permitted by law. We intend to launch innovative marketing programs with physician customers, where permitted by law, to develop a high volume Viveve practice.

●

Broadening Our Customer Base. While our initial focus is on marketing our procedure to the aesthetics and OB/GYN specialty, we intend to selectively expand our sales efforts into other physician specialties, such as urology, urogynecology, general surgery and family practice. Additionally, we intend to pursue sales from physician-directed medi-spas with track records of safe and successful treatments.

●

Developing New Treatment Tips and System Enhancements. We intend to continue to expand our line of treatment tips that, in the future, may allow for shorter procedure times to benefit both physicians and patients. We also plan to pursue potential system modifications and next generation enhancements that will further increase the ease-of-use of the Viveve System.

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

Our Customers

To date, we have focused our commercial efforts in markets where we have received regulatory clearances/approvals. Within each market, we target thought leaders across multiple specialties in order to increase awareness of the conditions we treat and accelerate patient acceptance of Viveve’s treatments. Currently we target a broad number of physician specialties, including; plastic surgeons, aesthetic dermatologists, OBGYNs, urogynecologists, urologists and others.

Through our direct sales employees, and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive, treatment business within their practice. As sales of our product continue to expand globally, we intend to continue to utilize distribution partners in most countries.

Sales and Marketing

International

We currently market the Viveve treatments and sell the Viveve System, including the single-use treatment tips in over 50 countries outside of the United States. At the present time, trained direct sales employees or distribution partners represent Viveve and its products in 59 countries in markets in Canada, Europe, the Middle East, Asia Pacific, and Latin America.

By using a consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide ongoing consultation to physicians on how to integrate the Viveve treatments into their practices and market procedures to their patients, to the extent permitted by law.

We, or our distribution partner, also provide comprehensive training and education to each physician upon delivery of the Viveve System. We are not required to provide training but do so to support our physician customers in safely and effectively performing the Viveve treatments.

Further, we intend to actively engage in promotional opportunities through participation in industry tradeshows and clinical workshops, as permitted by law, as well as through trade journals, brochures, and our website. We intend to also actively engage in direct-to-consumer marketing of the Viveve treatments where permitted by law, including extensive use of social media, in many cases on a cooperative basis with our distribution partners.

United States

In October 2016, we received clearance from the FDA to sell the Viveve System for use in general surgical procedures for electrocoagulation and hemostasis, and in January 2017 we hired our inaugural direct sales team. Currently, we have 14 direct sales reps covering the United States and two distribution partners. We are actively seeking regulatory clearance from the FDA to allow us to begin to market the Viveve System for the treatment of vaginal tissue to improve sexual function and the symptoms of stress urinary incontinence, to physicians practicing in the U.S. and to build awareness of the Viveve treatment among patients residing in the U.S. If we are successful in obtaining these clearances, we may expand our direct sales efforts in the future.

Clinical Studies

We have completed several pre-clinical and human clinical studies in vaginal tissue to assess the safety and efficacy of the Viveve treatment in vaginal laxity/sexual function and SUI. We are currently conducting a sexual function trial under IDE in the U.S. (VIVEVE II), an international trial in Canada for SUI (LIBERATE-International) and are preparing to conduct a clinical study in the U.S. for SUI (LIBERATE-US), when we receive approval of our IDE application from the FDA. While we believe that our pre-clinical and human clinical studies have, and will, show that the Viveve System and the Viveve treatment have a strong safety profile and are effective, there is risk that the FDA will not agree with this assessment. Notwithstanding the safety in trials to date of the Viveve System, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

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

The results of the study indicated that the optimal level of RF energy delivered was 90 J/cm2 and the biopsies supported the hypothesis that the mechanism of action of our technology involves connective tissue remodeling with fibroblast activation and new collagen production. Given the post-treatment absence of ulcerations, regional necrosis or diffuse fibrosis, throughout the six-month follow-up period, we believe the studies help support the safety profile of the Viveve System.

As part of our clinical studies, we have studied and continue to study, the interaction of RF energy and tissue to further understand the mechanism of action of the Viveve procedure. We have used transmission electron microscopy on ovine biopsied tissue samples to corroborate that our product induces subtle collagen modification and the deposition of new collagen that leads to tissue tightening and restoration of tissue elasticity. We have developed histology techniques to investigate the depth of heat in tissue, fibroblast activation and collagen deposition that we believe is responsible for long-term improvement and tightening of tissue. We have also created three-dimensional computer models to study tissue heating with our product. Determining the effectiveness of this type of treatment is inherently a subjective evaluation, and the FDA could disagree. When performing our clinical studies, we attempt to utilize the most compelling measures we can in order to provide convincing evidence of efficacy.

Clinical Studies – Vaginal Laxity and Sexual Function

United States Pilot Study

We conducted our first human study beginning in November 2008. The study was a single-arm study (without a control group) conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal laxity at three RF dosing levels. Each woman underwent a single Viveve treatment, with no anesthesia – three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire (“VSQ”), Female Sexual Function Index (“FSFI”), Female Sexual Distress Scale-Revised (“FSDS-R”) and the Global Response Assessment.

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

The Viveve treatment also demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12-month follow-up period.

Japan Pilot Study

Our second human clinical study began in March 2010. This study was an open-label study conducted in 30 female subjects, ages 21-55 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal laxity. Each woman was treated once with the Viveve System, with no anesthesia, using 90 joules/cm2 of RF energy as the therapeutic dose.

Patient reported outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including VSQ, FSFI, FSDS-R and the Global Response Assessment.

Within one month after the Viveve procedure, patients reported a statistically significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores to pre-childbirth levels. These results continued throughout the 12-month follow-up period. Additionally, patients reported a statistically significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

The Viveve procedure continued to demonstrate a strong safety profile. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12-month follow-up period.

VIVEVE I Clinical Study

In the fourth quarter of 2014, we began the VIVEVE I clinical study (VIveve treatment of the Vaginal introitus to EValuate Effectiveness), sometimes referred to in this report as the “OUS Clinical Trial,” a randomized, blinded and sham-controlled trial designed to further demonstrate the efficacy and safety of the Viveve System versus a sham procedure for the treatment of vaginal laxity. Nine clinical sites in four countries (Canada, Italy, Spain and Japan) enrolled 174 patients, which included pre-menopausal females 18 years of age or older who experienced at least one full term vaginal delivery at least 12 months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients were followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six-months. The study also included a prospective interim data analysis at the three-month endpoint of 50% of the patients enrolled. Patients randomized to the sham arm were offered the opportunity to receive a Viveve treatment once they had completed the six-month evaluation following the sham intervention.

The primary endpoint of the study was the proportion of subjects in the active arm as compared to the proportion of subjects in the sham arm reporting no vaginal laxity at six months post-intervention. “No vaginal laxity” was operationally defined as a score > 4 on the VSQ, a patient reported global assessment of vaginal laxity based on a 7-point scale. Additionally, the primary safety endpoint was the proportion of subjects in the active arm experiencing an adverse event (“AE”) by six months post-treatment as compared to the proportion of the subjects in the sham arm experiencing an AE by six months post-intervention. Secondary endpoints included the adjusted change in mean score on the FSFI, FSDS-R and the Vaginal Laxity Inventory (“VALI”). The VALI was created specifically for the assessment of vaginal laxity by external medical experts.

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

Safety for the study was assessed on the entire study population (n=174). Subjects reported the same level of unrelated (32.5% active versus 35.1% sham), related (11.1% active versus 12.3% sham) and serious (0.0% active versus 1.8% sham) adverse events in both the active and sham arm, further demonstrating that the Viveve treatment is well tolerated with no safety concerns.

We believe that the consistency of results across these three clinical study populations, is indicative of the cross-cultural similarities in this medical condition and the positive impact that an effective non-invasive treatment can have on the sexual health of women after vaginal childbirth.

VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study following IDE approval by the FDA. This is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual disfunction, associated with vaginal laxity. 19 active clinical sites in the United States enrolled 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for twelve months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three, six, nine and twelve months. Patients randomized to the sham arm will be offered the opportunity to receive a Viveve treatment once they had completed the twelve-month evaluation following the sham intervention.

The primary efficacy endpoint of the study is the mean change from baseline in the Female Sexual Function Index (FSFI) total score at twelve months posttreatment. Secondary endpoints include evaluation of the mean change from baseline of the total FSFI score at six months, as well as evaluation of the mean change from baseline of the six different domains within the FSFI at six and twelve months. At months six and twelve, in addition to the FSFI, subjects will be asked to complete the Patient’s Global Impression of Improvement (PGI-I). Subjects will also be assessed for adverse events throughout the study. The Company intends to report final twelve-month clinical data from the study in the second quarter of 2020.

Clinical Studies – Stress Urinary Incontinence

Canadian Pilot Study

In 2017, Viveve funded a single-arm investigator sponsored study to assess the effects of our CMRF technology in treating patients with mild-to-moderate SUI. The study was conducted in Calgary, Alberta and included 10 patients who underwent treatment with our CMRF technology under a proprietary treatment protocol. Patients were followed for 12 months with safety and clinical results reported at 4, 6, 9- and 12-months post-treatment. Clinical results included composite scores from the validated ICIQ-UI-SF (International Consultation on Incontinence Questionnaire–Urinary Incontinence-Short Form) and UDI-6 (Urogenital Distress Inventory-Short Form) outcome questionnaires.

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

Canadian Feasibility Study

In December 2018, we reported the results of a Viveve supported, single-arm, open label feasibility study that was conducted to evaluate the efficacy and safety of our CMRF technology to improve urine leakage and quality of life associated with SUI. The study was conducted in Calgary, Alberta and included 37 patients who underwent treatment with our CMRF technology under a proprietary treatment protocol. Patients with mild to moderate SUI were treated with our proprietary treatment protocol and followed for 12 months with safety and clinical results reported at 3, 6, 9- and 12-months post-treatment. Clinical results included evaluation of the one-hour pad weight test, an FDA acceptable endpoint to assess the severity of and leakage associated with SUI, daily incontinence episodes, as well as composite scores from the validated UDI-6, IIQ-7 (Incontinence Impact Questionnaire), and ICIQ-UI-SF outcome questionnaires.

Results at 12 months (n=25) included a 72% responder rate (percentage of patients showing an improvement from baseline) on the one-hour pad weight test, a clinically meaningful benefit across all patient reported outcome measures, and a 64% reduction in daily incontinence episodes. Additionally, 52% of patients experienced greater than a 50% reduction in the one-hour pad weight test from baseline and 60% of patients had less than 1 gram of leakage at 12 months on the one-hour pad weight test. No device-related safety issues were reported in any of the patients.

This feasibility study showed a significant reduction of SUI symptoms by the 1-month time point and subjects reported durability of results lasting to the 12-month visit. While this study was on a small number of subjects, the Viveve treatment for SUI showed significant promise and as a result Viveve planned two additional trials in SUI.

LIBERATE - International

In January 2019, enrollment was completed for the LIBERATE-International study in SUI. The study was conducted in Canada to support SUI indications in Canada, the European Union and several other international countries. LIBERATE International is a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six months.

The primary efficacy endpoint is the 6-month change from baseline in the one-hour pad weight test, and the study protocol includes 6 months of safety follow-up, as well as assessments of other secondary endpoints, including: 24-hour pad weight test, daily incontinence episodes, as well as composite scores from the validated UDI-6, IIQ-7, and ICIQ-UI-SF outcome questionnaires.

Health Canada issued an authorization to conduct the investigational testing. The treatment portion of the trial has been completed, and if the results are favorable, the company expects to use the study for a registration filing in Canada, the EU and other countries outside the US for the improvement of SUI symptoms. There can be no assurance that any regulatory authority will approve our applications.

LIBERATE - US

In 2018, the Company submitted an IDE to conduct LIBERATE-US to the FDA. LIBERATE-US is intended to be a randomized, double-blind, sham-controlled study in up to 25 centers across the U.S. and including up to 240 patients who are suffering from mild-to-moderate SUI. Subjects will be randomized in a 2:1 ratio to either an active treatment group or sham-control group. The primary efficacy endpoint is expected to be a comparison of the proportion of patients who experience greater than a 50% reduction in leakage at twelve months, as measured by the one-hour pad weight test, between the active treatment group and a sham control group. Additionally, the trial will include 12 months of safety follow-up, as well as assessments of other secondary endpoints. Currently, the Company is addressing requests for additional pre-clinical animal testing from the FDA. If the results of the pre-approval testing are favorable, the Company anticipates resubmitting the IDE in the second or third quarter of 2019.

The FDA must approve the Company’s IDE application before the Company may begin conducting the LIBERATE-US study. There can be no assurance that the FDA will approve our IDE application, or that the FDA may not require that the protocols be changed or that additional pre-clinical work be conducted prior to approving the IDE.

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

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2018 and 2017 were $13,716,000 and $12,343,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of contract manufacturers, approved suppliers and internal manufacturing resources and expertise. We outsource the manufacture of components, subassemblies and finished products that are produced to our specifications and shipped to our Englewood, Colorado facility for inspection, testing and distribution. Our internal manufacturing activities include the testing of Viveve treatment tips and handpieces, as well as the final integration and system testing of the Viveve System. Our finished products are stored at and distributed from our Englewood, Colorado facility.

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

Our first commercial Viveve system which consists of a generator, handpiece and disposable tip was designed and is currently manufactured by Stellartech Research Corporation (“Stellartech”). Stellartech is the sole source supplier for this version of the Viveve system. We have manufacturing, quality and regulatory agreements with Stellartech that define the relationship and responsibilities of both parties in these areas. We also have technology licenses with Stellartech that are discussed in the Patents and Proprietary Technology section of this document.

Our second generation Viveve system consists of a generator and handpiece designed and manufactured by Sparton Corporation (“Sparton”), and a disposable treatment tip designed and manufactured by Cirtec Corporation (“Cirtec”). Both Sparton and Cirtec are sole source suppliers for their respective components. We have a Professional Services Agreement with Sparton that governs the design and development relationship and a Manufacturing and Supply Agreement that defines our manufacturing, shipping and servicing relationship. We manage our relationship with Cirtec with long range (12 month) forecasts and purchase orders

In addition to our primary system suppliers, we also have critical suppliers at the component level. We obtain proprietary flexible electronic circuits for our treatment tips and the coolant valve for the handpiece from single suppliers (AllFlex and Lee Valve Co.), for which we attempt to mitigate risks through inventory management and either long term supply agreements or 12- to 18-month purchase orders. We currently have two sterilization vendors to mitigate risks. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. To date, shipments of finished products to our customers have not been significantly delayed due to material delays in obtaining any of our components, subassemblies or finished products.

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

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a routine waste management program. Except for costs that may be incurred in the future in connection with environmental regulations requiring the phase out of R134a, a hydrofluorocarbon, or HFC, upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations. In 2007, the European Union enacted directives aimed at the automotive industry for the removal of HFC's from air conditioning. As a result of these directives, we anticipate that similar directives may be imposed on the medical device industry over the next decade. In anticipation of future restrictions, we have qualified a more environmentally friendly HFC (1234ZE) for use in our generators. We do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs. If and when we are required to do so, and if we do not do so in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

We generally offer a one-year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary. We also sell a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Warranties are assessed for proper revenue recognition.  Most warranties are classified as assurance type warranties thereby allowing immediate recognition of revenue with accrual for estimated future warranty expenses. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2018 and 2017.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license (with a field of use limitation) to one issue U.S. patent and own 3 issued U.S. patents directed to our technology and the Viveve System. Additionally, we have 9 pending U.S. patent applications, 65 issued foreign patents, and 32 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

U.S. Patents		Foreign Patents
Issued	Pending	Issued	Pending
3	9	65	32

All our employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. We cannot provide any assurance that our employees and consultants will abide by the confidentiality or invention assignment terms of their agreements. All our manufacturing suppliers are required to execute confidentiality agreements and contracts for our approved suppliers include confidentiality provisions. Despite measures taken to protect our intellectual property, unauthorized parties may copy aspects of our product or obtain and use information that we regard as proprietary.

“Viveve,” is a registered trademark in the U.S. and several foreign countries. As of the date of this report, we have various foreign registrations protecting the various marks in numerous countries outside of the U.S. We may file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. As of December 31, 2018, the Company has purchased      809 units. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock at $0.008. Under the Stellartech Agreement, we paid Stellartech $10,150,000 and $7,912,000 for goods and services during the years ended December 31, 2018 and 2017, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

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

Government Regulation

The Viveve System is a medical device subject to extensive and rigorous regulation by international regulatory bodies as well as the FDA. These regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products exported internationally or distributed domestically are safe and effective for their intended uses:

●	product design, development and manufacture;

●	product safety, testing, labeling and storage;

●	record keeping procedures;

●	product marketing, sales and distribution; Pre-clinical and Clinical experiences; and

●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

In addition to the regulatory approvals already received in connection with the sale of the Viveve System in the foreign jurisdictions described below and the approvals/clearances already received and being sought in the U.S., we are currently seeking regulatory approval or clearance for the sale of our product in many other countries around the world.

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

Currently, the Viveve System is cleared for marketing in 60 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis (including the U.S.)	3	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	6
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	16
General surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

Outside the U.S., we market and sell through an extensive network of distribution partners. In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force.

United States

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, any medical device we wish to commercially distribute in the U.S. will require premarket clearance from the FDA. The FDA classifies medical devices into one of three classes. The classification system is risk based, with devices deemed to pose the lowest risk being Class I, and devices posing the most risk being Class III. Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in Class III, requiring either FDA premarket approval via a Premarket Approval (“PMA”) application or a De Novo petition requesting that the FDA reclassify the device into a lower class (i.e., Class II or Class I). The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our device is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs (known as a predicate device). The FDA strives to make a determination that the device is substantially equivalent (SE) (i.e., clear the device) or not substantially equivalent (NSE) within 90 days of submission of the notification. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the FDA will issue an NSE letter and place the device into Class III. If the device is placed into Class III automatically based only on the lack of a predicate device and the device is lower risk, a De Novo submission may be submitted petitioning the FDA to reclassify the device into Class II or Class I, as appropriate.

Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA were to disagree with a manufacturer’s determination that changes did not require a new 510(k), the FDA could require the manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA clearance is obtained and the manufacturer could be subject to significant regulatory fines or penalties.

In December 2008, a predecessor company to Viveve received 510(k) clearance for a previous version of the Viveve System. Since then, we have made design modifications to the original 510(k)-cleared device. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k)-cleared device, which included improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis. In 2017 we received clearance to add an 8 cm tip to the product family.

De Novo Process

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device (i.e., a legally-marketed device that is not subject to premarket approval with comparable indications for use and technological characteristics), the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the “de novo process.” The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device. The reclassification petition should include a risk-benefit analysis demonstrating that, when subject to general controls or general and special controls, the probable benefits to health from use of the device outweigh any probable injury or illness from such use. The submitter also must describe why general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness and for proposed Class II devices, provide proposed special controls. If a product is classified as Class II through the de novo review process, then that device may serve as a predicate device for subsequent 510(k) premarket notifications, including by competitors.

We intend to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve sexual function and to improve SUI by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained. In addition, if FDA fails to grant a de novo petition, we will be required to seek FDA premarket approval (via the more stringent PMA process). Delays in receipt of FDA clearance or failure to receive FDA clearance or approval for expanded indication could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are almost always required to support an FDA de novo reclassification and are sometimes required for 510(k) clearance. With respect to the Viveve System, the FDA has asked us to conduct a clinical study under an IDE, to support a future product submission (e.g., a 510(k) or a de novo petition) for the sexual function indication. In the U.S., clinical trials on medical devices generally require submission of an application for an IDE to the FDA if the device is a “significant risk” device. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients. Clinical trials for significant risk devices may not begin until the IDE application is approved by both the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including, but not limited to, those relating to good clinical practices. We are also required to obtain the patients’ informed consent, in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA, or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

In June 2012, we submitted a pre-IDE application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission for the sexual function indication. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We had a second meeting with the FDA on December 17, 2015 and received additional feedback on our clinical protocol design and indication for use. In September 2016 we submitted an IDE application to FDA to begin a U.S. clinical study and the FDA has responded with additional questions regarding the proposed protocol and other aspects of the clinical study design, which we addressed. Approval of the IDE was received in 2018, and we began our U.S. clinical study to demonstrate the safety and effectiveness of the device to improve sexual function.  Completion of enrollment for the clinical study is anticipated in March 2019.

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate regulatory inspections and other regulatory action;

●	submission of Unique Device Identifiers (UDIs) or the equivalent to regulatory authorities;

●

Good Manufacturing Practice (GMP) and Quality System Regulations (QSRs), which require those who design, manufacture, package, label, store, install, and service devices to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of these processes;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses to both physician and consumers;

●	regulations governing our interactions with healthcare practitioners;

●	U.S. export control and sanctions regulations associated with the export and reexport of the products;

●

complaint handling and adverse event reporting requirements, such as the Medical Device Reporting (MDR), regulations in the U.S., which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	regulations pertaining to recalls and notices of corrections or removals; and

●	any other post-market requirements that the FDA or foreign regulatory bodies might impose as part of the device approval or clearance process.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and foreign governments or designated representatives to determine compliance with the quality system requirements and other regulations. In the past, our Sunnyvale, California facility (now closed) was inspected, and observations were noted, including an April 2012 California Department of Public Health (CDPH) inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDRH have accepted our responses to these observations, and we believe that we and our third-party manufacturer are in substantial compliance with the QSR.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, states, or foreign governments, which may include any of the following actions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance, de novo reclassification, or premarket approval of new products or new intended uses;

●	refusing to grant export certificates for our product;

●	reclassifying a device that previously received a 510(k) clearance or withdrawing premarket approvals that are already granted; and

●	criminal prosecution.

If any of these events were to occur, it could have a material adverse effect on our business.

We are also subject to a wide range of federal, state and local laws and regulations, including those related to distribution of medical devices, the environment, health and safety, fraud and abuse, land use, advertising, and quality assurance. We believe that compliance with these laws and regulations as currently in effect will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solutions to treat vaginal laxity and SUI are unique and offer a more effective treatment options from that which is on the market currently, we also believe that the market for the treatment of vaginal laxity, women’s sexual function, and incontinence remain tremendous, under-developed opportunities. Therefore, competition is expected to increase, particularly as the market becomes further developed with additional treatment options. Aside from Kegel exercises and invasive surgical procedures, such as LVR, fillers, bulking agents, slings, and mesh there are many companies that may be developing or that have developed energy-based technologies for vaginal use as well as others developing modalities for the treatment of female sexual dysfunction and incontinence. Further, the overall size and attractiveness of the market may compel larger companies focused in the Urology, OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these indications. Potential energy-based competitors include, but are not limited to, Hologic, Syneron Medical, Fotona, Thermi Aesthetics, Cutera, Inmode, BTL, Venus Concepts and others, some of whom have more established products and customer relationships than we have.

Employees

As of March 8, 2019, we had 67 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

In 2012, we began marketing the Viveve System (radiofrequency generator, handpiece and single-use treatment tips) and other ancillary consumables, in Canada, Hong Kong and Japan. Since then, we have expanded our market to a total of 60 countries, including the United States. Our continued success depends on our ability to significantly penetrate current or new markets. If demand for the Viveve System and Viveve treatment does not expand in new markets or does not increase in existing markets as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The medical device and aesthetics markets are highly competitive and dynamic and are marked by rapid and substantial technological development and product innovations. Demand for the Viveve System could be diminished by equivalent or superior products and technologies developed by competitors. Specifically, Viveve competes against other offerings in these markets, including laser and other light-based medical devices, pharmaceutical and consumer products, surgical procedures and exercise therapies.

Competing in these markets could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company, the Viveve System, and the Viveve treatment from our competitors and their products, on such factors as:

●	safety and effectiveness;
●	product pricing;
●	success of our marketing initiatives;
●	compelling clinical data;
●	intellectual property protection;
●	quality of customer support; and
●	development of successful distribution channels, both domestically and internationally.

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform LVR surgery or vaginoplasty and thus may decide not to purchase, or to delay the purchase of, the Viveve System. If we are unable to achieve continued market penetration, we will be unable to compete effectively, and our business will be harmed.

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

Performing clinical studies with the Viveve System, and collecting data from the Viveve treatment is inherently subjective, and we have limited data regarding the efficacy of the Viveve procedure. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct in process and future clinical studies of the effectiveness of the Viveve System and Viveve treatment. Clinical studies of sexual function and SUI are subject to a number of limitations. First, some of these studies do not involve objective standards for measuring the effectiveness of treatment. Subjective, patient reported outcomes are the most common method of evaluating effectiveness. As a result, clinical studies may conclude that a treatment is effective even in the absence of objective measures. Second, as with other non-invasive, energy-based treatments, the effect of the Viveve treatment varies from patient to patient and can be influenced by a number of factors, including the age, ethnicity and degree of vaginal laxity, sexual function, and SUI of the patient, among other things.

Current reported studies of Viveve’s CMRF technology have investigated improvement in vaginal laxity, sexual function and SUI using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve procedure versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function (the “OUS Clinical Trial”). In April 2016, we completed this study. In the second quarter of 2018, we initiated a randomized, double-blind, sham-controlled clinical trial in the United States designed to evaluate the efficacy and safety on the Viveve procedure versus the sham-controlled procedure for the treatment of vaginal laxity and sexual function. We expect to complete this study at the end of the first quarter of 2020 (See discussion under the heading “Clinical Studies”.)

Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with the Viveve System to surgery or treatment with other therapies. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase the Viveve System. If we decide to pursue additional studies in the future, such studies could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, the Viveve procedure may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

We currently have clearance to market the Viveve System in the U.S. for use in general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity, sexual function, or stress urinary incontinence. If we want to sell our device and single-use treatment tips in the U.S. for the treatment of vaginal laxity, sexual function, or stress urinary incontinence, we will need to obtain additional FDA clearance or approval, which may not be granted.

Developing and promoting our CMRF technology in additional countries for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval to market the Viveve System in the U.S. for the treatment of vaginal laxity, sexual function, or stress urinary incontinence. We intend to seek clearance or approval from the FDA to expand our marketing efforts and have engaged with the FDA to help improve our likelihood of success. However, we cannot predict whether we will receive such clearances or approvals. The FDA has required us to conduct clinical trials to support regulatory clearance or approval, which trials are be time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA marketing application. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of vaginal laxity, sexual function, or stress urinary incontinence, we will be unable to promote it in the U.S. for those indications, and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

As of December 31, 2018, we have incurred losses since inception of approximately $155.4 million. In 2018, we incurred a loss of $50.0 million and in 2017 a loss of $37.0 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

If there is not sufficient consumer demand for the procedures performed with our products, demand for our products could decline, which would adversely affect our operating results.

The medical device and aesthetic markets in which we operate are particularly vulnerable to economic trends. The procedures performed using the Viveve System are elective procedures that are not currently reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that uses our products may be influenced by the cost.

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

 Our limited operating history makes it difficult to predict future performance. Additionally, the demand for the Viveve System may vary from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

●	delays in receipt of anticipated purchase orders;
●	performance of our independent distributors;
●	positive or negative media coverage of the Viveve treatment or products of our competitors;
●	our ability to obtain further regulatory clearances or approvals;
●	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;
●	customer response to the introduction of new product offerings; and
●	fluctuations in foreign currency.

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

 All procedures performed using the Viveve System are elective procedures, the cost of which must be borne by the patient and are not currently reimbursable through government or private health insurance. The decision to undergo a Viveve treatment is thus driven by consumer demand, which may be influenced by a number of factors, such as:

●	whether our marketing efforts directed toward increasing consumer awareness of the Viveve treatment, for which we have limited experience and resources and indications, are successful;
●	the extent to which physicians recommend the Viveve treatment to their patients;
●	the cost, safety and effectiveness of the Viveve procedure versus alternative treatments;
●	general consumer sentiment about the benefits and risks of such procedures; and
●	consumer confidence, which may be impacted by economic and political conditions.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking the Viveve treatment.

The failure of the Viveve treatment to meet patient expectations or the occurrence of unpleasant side effects from a Viveve treatment could impair our financial performance.

Our future success depends upon patients having a positive experience with the Viveve treatment in order to increase physician demand for our products, as a result of positive feedback and word-of-mouth referrals. Patients may be dissatisfied if their expectations of the procedure, side effects and results, among other things, are not met. Despite what we believe to be the safety of the Viveve treatment, patients may experience undesirable side-effects such as temporary swelling or reddening of the treated tissue. Experiencing any of these side effects could discourage a patient from completing a Viveve treatment or discourage a patient from having future procedures or referring the Viveve procedure to others. In order to generate referral business, we believe that patients must be satisfied with the effectiveness of the Viveve treatment. Results obtained from the procedure are subjective and may be subtle. The Viveve treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

Sales outside the U.S. accounted for 27%, 28% and 96% of our revenue during the year ended December 31, 2018, 2017 and 2016, respectively. International sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	difficulties in penetrating markets in which our competitors’ products may be more established;
●	reduced or no protection for intellectual property rights in some countries;
●	export restrictions, trade regulations and foreign tax laws;
●	fluctuating foreign currency exchange rates;
●	foreign certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;
●	customs clearance and shipping delays;
●	Compliance with anti-bribery laws such as U.S. Foreign Corrupt Practices Act and its foreign counterparts;
●	political and economic instability; and
●	preference for locally produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and even if we are able to find a solution, our revenues may still decline.

If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries our business could be harmed.

We earn a significant portion of our total revenues from international sales. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business. If we or our intermediaries fail to comply with the requirements of the FCPA or the anti-corruption laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

Our sales and marketing organization is structured so that we rely on a direct sales force to sell the Viveve System in the United States. However, in the first quarter of 2019, we reorganized and reduced the number of direct sales reps selling our products. We now expect to rely more heavily on distribution partnerships, including (i) our existing partnership with Aesthetic Management Partners (AMP), which is a network of independent partnership sales representatives, and regional distribution partners for the sales and marketing of our products. We believe our reorganization will help reduce our operating expenses through 2019 and 2020. We do not currently anticipate making any significant changes to our international distribution network.

Our reorganization may not have the desired effect of reducing our operating expenses and may result in a disruption to our business, adversely affect our sales and marketing organization and make it more difficult to retain qualified personnel. In addition, our management may divert a disproportionate amount of time away from its day-to-day activities to devoting a substantial amount of time to managing the reorganization which may increase our expenses. Our future financial performance and ability to compete effectively will depend, in part, on our ability to effectively manage the reorganization and future growth. To that end, we must be able to:

●	hire qualified individuals as needed;
●	provide adequate training for the effective sale of our device; and
●	retain and motivate sales employees.

We may not be able to accomplish these tasks and successfully execute the reorganization which could harm our financial results and have a material adverse effect on our business.

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate technology and develop new products or our revenue may decline.

While we attempt to protect our technology through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our products. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there may be other companies employing competing technologies which claim to have a similar clinical effect to our technology. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat vaginal laxity, sexual dysfunction, and SUI competitors may enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our innovations, or create their own. Consequently, we believe that we will have to continuously innovate and improve our technology or develop new products to compete successfully. If we are unable to develop new products or innovate successfully, the Viveve System could become obsolete and our revenue will decline as our customers purchase competing products.

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

We forecast sales to determine requirements for components and materials used in Viveve procedures, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to twelve months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of the Viveve System to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction that our customers have with our business.

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

A data breach or cyberattack affecting our devices, information technology systems, or protected data could expose us to regulatory liability and litigation and dilute our brand quality.

Our information technology systems and the Viveve System, like other medical devices with software that may be accessible in some manner to users, are vulnerable to security breaches, cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also collect, manage, and process protected personal information, including health information, in connection with our operations. A significant breach, attack, or other disruption could result in adverse consequences, including increased costs and expenses, regulatory inquiries, litigation, problems with product functionality, reputational damage, lost revenue, and fines or penalties. We invest in systems and technology and in the protection of our products and data to reduce the risk of an attack or other significant disruption. However, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to our information technology systems and the Viveve System. Additionally, Viveve products have no WiFi nor do they contain a receiver or transmitter effectively making a cyber attack impossible.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use of our device and benefits of the Viveve System and treatment. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could affect our ability to realize tax benefits from our net operating losses.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2018, we had federal and state net operating loss carryforwards (“NOLs”), of approximately $126.9 million and $97.7 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes, including in connection with this offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of future NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any future NOL to prior taxable years, while allowing unused future NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

The Viveve System is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, (unless the device is exempt from the 510(k) requirements), has been classified pursuant to a de novo classification request, or is the subject of an approved premarket approval application, or PMA. The FDA will permit marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA, referred to as a predicate device. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA, unless a de novo submission is appropriate. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA a reasonable assurance of the safety and efficacy of the device for its intended use.

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device and/or it’s indication, the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the de novo process. The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device.   Our plan is to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve sexual function and SUI by utilizing the direct de novo process. However, we cannot predict when or if such de novo classification will be obtained. If FDA fails to reclassify the device pursuant to the de novo process, we will be required to seek FDA premarket approval (via the more stringent PMA process) for the Viveve System. Delays in receipt of FDA clearance or approval or failure to receive FDA clearance or approval could adversely affect our business, results of operations and future growth prospects.

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the use of any of our marketed medical device products outside of their approved or cleared indications, and that our website, advertising promotional materials and training methods may not promote or encourage unapproved uses. Therefore, we may not provide information to physicians or patients that promote off-label uses, except in limited circumstances, such as in response to unsolicited requests for off-label information or the distribution of scientific and medical publications under certain circumstances. The FDA does not generally restrict physicians from prescribing products for off-label uses (or using products in an off-label manner) in their practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring action to prevent us from distributing our devices for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve or clear products, the withdrawal of an approved product from the market, product recalls, fines, disgorgement of profits, operating restrictions, injunctions or criminal prosecutions. Any of these adverse regulatory actions could result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business.

If the Office of Inspector General within the Department of Health and Human Services, the U.S. Department of Justice (DOJ), or another federal or state agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

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

The FDA has asked us to conduct a clinical study, pursuant to the agency’s investigational device exemption, or IDE, regulations, to support a future product submission for the Viveve System. Initiating and completing clinical trials necessary to support a 510(k) notification, de novo petition, or PMA application for the Viveve System, as well as other possible future product candidates, is time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies, such as the Food and Drug Branch of the California Department of Public Health (CDPH). In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization, or ISO, standards for the manufacture of our product and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. In the past, our Sunnyvale, California facility has been inspected by the FDA and CDPH, and observations were noted. The FDA and CDPH have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and unanticipated expenditures to address or defend such actions:

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

If any of these actions were to occur, it would harm our reputation and cause our product sales to suffer and may prevent us from generating revenue. Furthermore, our third-party manufacturers may not currently be, or may not continue to be, in compliance with all applicable regulatory requirements which could result in a failure to produce our product on a timely basis and in the required quantities, if at all.

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

The Viveve System may, in the future, be subject to product corrections, removals, or recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious, adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. A recall of our product would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. In the future, we may initiate one or more voluntary correction or removal actions involving our product that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the corrections, removals, or recalls when they were conducted.

Federal and state regulatory reforms may adversely affect our ability to sell our product profitably.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be.

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

 We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Viveve treatment. We have an exclusive license (with a field of use limitation) to one issue U.S. patent and own 3 issued U.S. patents primarily covering our technology and Viveve treatment and methods of use. Additionally, we have 9 pending U.S. patent applications; 65 issued foreign patents; and 32 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System’s components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

We have been involved in and may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our device and the methods we employ are covered by their patents. If our device or methods are found to infringe, we could be prevented from marketing the Viveve System. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export the Viveve System. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. For example, in October 2016 we filed a patent infringement lawsuit against ThermiGen, LLC, ThermiAesthetics, LLC and Dr. Red Alinsod alleging unauthorized use of certain of our patented technologies. based on Viveve’s U.S. Patent Number 8,961,511 (the “‘511 patent”). Viveve, Inc. v. ThermiGen, LLC et al., No. 2:16-cv-1189-JRG (E.D.Tx.), filed October 16, 2016. On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB) challenging the validity of the ‘511 patent claims. ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00088 (October 20, 2017) and ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00089 (October 20, 2017). On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The Settlement Agreement also resolved ThermiGen’s IPR proceedings against the Viveve.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to the Viveve System and Viveve treatment, any of which would have a material adverse effect on our business, results of operations and financial condition. In that event, we do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign the Viveve System or processes to avoid infringement.

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

As of March 8, 2019, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 18.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our shares of common stock are thinly traded, our common stock is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at a depressed price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a relatively low per-share price for our common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

As of March 8, 2019, there were approximately 1,549,236 shares of common stock of the 46,364,570 shares issued and outstanding that could be sold pursuant to Rule 144, 420,947 shares of restricted stock, 642,622 shares subject to outstanding warrants, 5,808,625 shares subject to outstanding options and an additional 488,632 shares reserved for future issuance under our 2013 Employee Stock Option and Incentive Plan, as amended, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future, which could reduce a return in your investment in us. We intend to retain any earnings to develop, carry on, and expand our business. In addition, the terms of the indebtedness of our existing credit facility also restrict us from paying cash dividends to stockholders under some circumstances.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The term of the lease agreement, dated January 25, 2012, as amended, commenced in March 2012 and terminated on April 30, 2018.

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado, which was effective as of January 26, 2017. The lease term is 36 months. The lease term commenced on June 1, 2017 and will terminate in May 2020. The Company relocated its corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017. We believe that these facilities are adequate for our current business operations.

Rent expense for the years ended December 31, 2018 and 2017 was $358,000 and $442,000, respectively. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,

2019	–	$296,000
2020	–	$143,000
2021	–	$23,000

Item 3. Legal Proceedings

In December 2018, the Company settled an arbitration matter with a former employee, and the arbitration has now been dismissed with prejudice.  The matter involved affirmative claims for negligence by the Company against the employee arising out of her negligent performance of certain work duties, as well as various employment-related counterclaims by the employee.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 8, 2019, our common stock is trading on The Nasdaq Capital Market under the symbol “VIVE”.

Holders of Common Stock

As of March 8, 2019, there were approximately 640 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 60 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis (including the U.S.)	3	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	6
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	16
General surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of December 31, 2018, we have sold 703 Viveve Systems and approximately 33,300 single-use treatment tips worldwide.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA and other governmental clearance or approval for the sale of our product for all desired indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenues to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

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

December 2018 Offering

In connection with the closing of the December 2018 Offering, the Company issued an aggregate of 14,728,504 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $1.50 per share for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

February 2018 Offering

In connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

“At-the-Market” Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of December 31, 2018, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for gross proceeds of approximately $1,631,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $1,318,000.

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

Viveve has had ongoing discussions with the FDA and a resultant safety case protocol is currently under formal review by the Agency. The Company anticipates positive feedback from the Agency in the near future and to conduct the additional safety testing. Upon completion of said testing, the Company plans to re-submit the IDE to the FDA in the third quarter 2019.

Enrollment Completed in LIBERATE-International SUI Trial

In January 2019, enrollment was completed for the LIBERATE-International study in SUI. The study was conducted in Canada to support SUI indications in Canada, the European Union and several other international countries. LIBERATE International is a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six months.

The primary efficacy endpoint is the 6-month change from baseline in the one-hour pad weight test, and the study protocol includes 6 months of safety follow-up, as well as assessments of other secondary endpoints, including: 24-hour pad weight test, daily incontinence episodes, as well as composite scores from the validated UDI-6, IIQ-7, and ICIQ-UI-SF outcome questionnaires.

Health Canada issued an authorization to conduct the investigational testing. The treatment portion of the trial has been completed, and if the results are favorable, the company expects to use the study for a registration filing in Canada, the EU and other countries outside the US for the improvement of SUI symptoms. There can be no assurance that any regulatory authority will approve our applications.

Reported Positive Twelve-Month Data from SUI Feasibility Study

In December 2018, the Company reported positive twelve-month interim data from its SUI feasibility study.  At twelve months post-treatment, 72% of women experienced improvement in one-hour pad weight test and 60% of patients experienced significant benefit as they had ≤ 1 gram of urine leakage in the one-hour pad weight text at twelve months. A clinically meaningful benefit was achieved across all patient-reported SUI symptoms and quality of life outcome measures. No device-related safety issues were reported for any of the patients.

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

FDA Approval to Continue VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study following IDE approval by the FDA. This is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual disfunction, associated with vaginal laxity. 19 active clinical sites in the United States enrolled 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for twelve months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three, six, nine and twelve months. Patients randomized to the sham arm will be offered the opportunity to receive a Viveve treatment once they had completed the twelve-month evaluation following the sham intervention.

The primary efficacy endpoint of the study is the mean change from baseline in the Female Sexual Function Index (FSFI) total score at twelve months posttreatment. Secondary endpoints include evaluation of the mean change from baseline of the total FSFI score at six months, as well as evaluation of the mean change from baseline of the six different domains within the FSFI at six and twelve months. At months six and twelve, in addition to the FSFI, subjects will be asked to complete the Patient’s Global Impression of Improvement (PGI-I). Subjects will also be assessed for adverse events throughout the study. The Company intends to report final twelve-month clinical data from the study in the second quarter of 2020.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve System to include plastic surgeons, general surgeons, urologists, and urogynecologists.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next twelve months, however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 and 2017

Revenue

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Revenue	$18,517	$15,288	$3,229	21%

We recorded revenue of $18,517,000 for the year ended December 31, 2018, compared to revenue of $15,288,000 for the year ended December 31, 2017, an increase of $3,229,000, or approximately 21%. The increase in revenue was primarily due to sales of 259 Viveve Systems (which included 203 Viveve Systems sold in the U.S. market - 183 Viveve Systems through direct sales and 20 Viveve Systems through our distribution partner), and higher quantities of disposable products sold (which included approximately 18,450 disposable treatment tips sold globally) in 2018. Sales in 2017 included 227 Viveve Systems (which included 160 Viveve Systems sold in the U.S. market through direct sales) and approximately 10,800 disposable treatment tips.

Gross Profit

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Gross profit	$7,320	$7,444	$(124)	(2)%

Gross profit was $7,320,000, or 40% of revenue, for the year ended December 31, 2018, compared to gross profit of $7,444,0000, or 49% of revenue, for the year ended December 31, 2017, a decrease of $124,000, or approximately 2%. The decrease in gross profit was primarily due to the unit mix of products sold during the year. Currently, the Viveve System has higher gross margins, as compared to disposable treatment tips. The decrease in gross profit was also affected by lower average selling prices of Viveve Systems in the U.S. market as a result of higher volumes of systems sold to our distribution partner during the year.

The decrease in gross margin was primarily due to the unit volume mix of products sold and the lower average selling prices of Viveve Systems sold in the U.S. market during the year. We expect our gross margin to fluctuate in future periods based on the mix of our products and direct sales versus distributor sales.

Research and development expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Research and development	$13,716	$12,343	$1,373	11%

Research and development expenses totaled $13,716,000 for the year ended December 31, 2018, compared to research and development expenses of $12,343,000 for the year ended December 31, 2017, an increase of $1,373,000, or approximately 11%. Spending on research and development increased in 2018 primarily due to costs associated with increased engineering and development work with our contract manufacturer related to product improvement efforts. Research and development expense during 2018 also included higher personnel costs for new employees and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Selling, general and administrative	$38,569	$28,831	$9,738	34%

Selling, general and administrative expenses totaled $38,569,000 for the year ended December 31, 2018, compared to $28,831,000 for the year ended December 31, 2017, an increase of $9,738,000, or approximately 34%. The increase in selling, general and administrative expenses in 2018 was primarily attributable to increased sales and marketing efforts to build brand and market awareness, expenses associated with being a public company and financing efforts. Selling, general and administrative expenses during 2018 also included higher personnel costs for new employees (primarily in connection with our sales and marketing efforts) and related additional stock-based compensation expense for stock options granted to new employees and additional stock options granted to existing employees for performance bonuses, partially offset by gains from litigation settlement payments.

Interest expense

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Interest expense, net	$4,372	$3,169	$1,203	38%

During the year ended December 31, 2018, we had interest expense, net, of $4,372,000 compared to $3,169,000, for the year ended December 31, 2017. The increase of $1,203,000, or approximately 38%, resulted primarily from the additional interest expense in 2018, which was computed on a higher term loan balance compared to 2017 due to the drawdown of the remaining $10,000,000 available under the credit facility in December 2017 and the interest in-kind which was added to the total outstanding principal loan amount, partially offset by the additional interest expense in 2017 in connection with the May 2017 payoff of the previous term loan.

Loss from minority interest in limited liability company

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$657	$-	$657	-

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the year ended December 31, 2018, the allocated net loss from ICM’s operations was $657,000. There was no income or loss recognized for the year ended December 31, 2017 as the investment in ICM was made late in the year and accounted for on a one quarter lag.

Other income (expense), net

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)

Other income (expense), net	$13	$(60)	$73	(122)%

During the year ended December 31, 2018 we had other income, net, of $13,000 as compared to other expense, net, of $60,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

Comparison of the Year Ended December 31, 2018 and 2017

At December 31, 2018, we had $29.5 million in cash and cash equivalents. During 2018, we raised $53.8 million from the sale of common stock. At the date our financial statements for the year ended December 31, 2018 are issued, we did not have sufficient cash to fund our operation through March 31, 2020, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on management’s plans to reduce operating expenses, including the reduction in force in January 2019, and the availability of our November 2017 ATM Facility, we believe that this substantial doubt has been alleviated.

Accordingly, we expect to satisfy our estimated liquidity needs for at least 12 months from the issuance of these consolidated financial statements and have mitigated our going concern risk. However, we cannot predict, with certainty, the outcome of our future actions to generate liquidity, including the availability of additional financing.

Management currently believes that it will be necessary for us to raise additional funding in the form of an equity financing of common stock, but there can be no assurance that such funding will be available to us on favorable terms, if at all. The failure to raise capital when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit the Company’s ability to achieve its strategic objectives.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	December 31,
	2018	2017

Net cash used in operating activities	$(43,090)	$(34,853)
Net cash used in investing activities	(2,142)	(3,405)
Net cash provided by financing activities	54,025	50,902
Net increase in cash and cash equivalents	$8,793	$12,644

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with the Viveve System.

Operating activities used $43,090,000 of cash for the year ended December 31, 2018 compared to $34,853,000 used for the year ended December 31, 2017. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the year ended December 31, 2018 consisted of a net loss of $49,981,000 adjusted for non-cash expenses including provision for doubtful accounts of $179,000, depreciation and amortization of $786,000, stock-based compensation of $3,035,000, fair value of restricted common shares issued of $256,000, non-cash interest expense of $1,580,000, loss from minority interest in limited liability company of $657,000, and cash inflows from changes in operating assets and liabilities of $398,000. Net cash used during the year ended December 31, 2017 consisted of a net loss of $36,959,000 adjusted for non-cash expenses including provision for doubtful accounts of $221,000, depreciation and amortization of $449,000, stock-based compensation of $1,872,000, fair value of restricted common shares issued of $260,000, non-cash interest expense of $1,049,000 and cash outflows from changes in operating assets and liabilities of $1,303,000.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 and 2017 was $2,142,000 and $3,405,000, respectively. Net cash used in investing activities during 2018 was used for the purchase of property and equipment. Net cash used in investing activities during 2017 was used for the $2,500,000 equity investment in ICM and the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2018 was $54,025,000, which was the result of the gross proceeds of $22,093,000 from our December 2018 offering (partially offset by transaction costs of $1,708,000), gross proceeds of $34,500,000 from our February 2018 offering (partially offset by transaction costs of $2,286,000), gross proceeds of $1,327,000 from our November 2017 ATM Facility (partially offset by transaction cost of $134,000), and proceeds from shares purchased under the Company’s employee stock purchase plan of $233,000.

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

As of December 31, 2018, there is a balance of $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,369,000 available for future issuance under the 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of December 31, 2018, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$47,878	$2,778	$19,574	$25,526	$-
Non-cancellable operating lease obligations	462	296	166	-	-
Total	$48,340	$3,074	$19,740	$25,526	$-

In January 2012, we entered into a lease agreement for office and laboratory facilities in Sunnyvale, California. The lease agreement, as amended, commenced in March 2012 and terminated in April 2018.

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company was also provided an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced on June 1, 2017 and will terminate in May 2020.

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $31,751,000 as of December 31, 2018.

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

 Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an actual cost basis on a first-in, first-out method. Inventory as of December 31, 2018 and 2017 is mainly finished goods but also includes a small quantity of raw materials. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2018 and 2017.

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

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $284,000 and $221,000, respectively.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2018 and 2017, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes

We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options and purchase rights under the Company’s employee stock purchase plan. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and allows entities to recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect to use this transition method at the adoption date of January 1, 2019, and, as a result, will record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also plans to elect the practical expedient to not separate lease and non-lease components and to use the package of practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 14, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

March 14, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

 Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware(3)
3.2	Amended and Restated Certificate of Incorporation(4)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc. (5)
3.4	Amended and Restated Bylaws(4)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin (6)+
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins (6)+
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller (6)+
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson (6)+
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson (6)+
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins (6)+
4.7	Warrant to Purchase Common Stock issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited (3)
4.8	Warrant to Purchase Common Stock issued on May 11, 2016 to Theresa Stern (7)
4.9	Warrant to Purchase Common Stock issued on May 11, 2016 to Chris Rowan (7)
4.10	Warrant to Purchase Common Stock issued on June 20, 2016 to Western Alliance Bank (8)
4.11	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III - Parallel Fund "A" L.P. (9)
4.12	Warrant to Purchase Shares of Common Stock of Viveve Medical, Inc., dated May 25, 2017, by and between Viveve Medical, Inc. and CRG Partners III L.P. (9)
4.13	Specimen Common Stock Certificate (10)
10.1	Form of Securities Purchase Agreement dated May 9, 2014 (11)
10.2	Securities Purchase Agreement, dated May 9, 2014, by and among the Registrant and GBS Venture Partners as trustee for GBS BioVentures III Trust (11)
10.3	Escrow Deposit Agreement, dated May 9, 2014 by and among the Registrant, Palladium Capital Advisors LLC, Middlebury Securities and Signature Bank, as escrow agent (11)
10.4	Registration Rights Agreement, dated May 9, 2014 (11)
10.5	First Amendment to Registration Rights Agreement, dated February 19, 2015 (12)
10.6	Right to Shares Letter Agreement dated May 9, 2014 between the Registrant and GCP IV LLC (11)
10.7	Amendment dated September 10, 2014 to Securities Purchase Agreement dated February 22, 2013 (13)
10.8	Amendment dated September 11, 2014 to Securities Purchase Agreement dated February 22, 2013 (13)
10.9	PLC Systems Inc. 2013 Stock Option and Incentive Plan, as amended (14) +
10.10	Loan and Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (16)

10.11	First Amendment to Loan and Security Agreement dated February 19, 2015 between Viveve, Inc. and Square 1 Bank (12)
10.12	Intellectual Property Security Agreement dated September 30, 2014 between Viveve, Inc. and Square 1 Bank (16)
10.13	Unconditional Guaranty issued by the Registrant in favor of Square 1 Bank (16)
10.14	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (14)
10.15	Development and Manufacturing Agreement dated June 12, 2006 between TivaMed, Inc. and Stellartech Research Corporation (14)
10.16	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (14)
10.17	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and GCP IV LLC (14)
10.18	Right to Shares Letter Agreement, dated as of September 23, 2014 by and between the Registrant and G-Ten Partners LLC (14)
10.19	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Ventures II, LP (17)
10.20	Convertible Note Termination Agreement, dated May 9, 2014 by and between Viveve, Inc. and 5AM Co-Investors II, LP (17)
10.21	Convertible Note Exchange Agreement, dated May 9, 2014 by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (17)
10.22	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and 5AM Ventures II, LP (17)
10.23	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and 5AM Co-Investors II, LP (17)
10.24	Warrant Termination Agreement, dated as of May 9, 2014, by and between Viveve, Inc. and GBS Venture Partners Limited, trustee for GBS BioVentures III (17)
10.25	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018 (15)+
10.26	First Amendment to Lease dated January 15, 2015 between The Castine Group and Viveve, Inc. (18)
10.27	Second Amendment to Loan and Security Agreement dated May 14, 2015 between Viveve, Inc. and Square 1 Bank (18)
10.28	Form of Securities Purchase Agreement dated May 12, 2015 (18)
10.29	Form of Registration Rights Agreement dated May 12, 2015 (18)
10.30	Letter Agreement with Stonepine Capital dated May 12, 2015 (18)
10.31	Form of Securities Purchase Agreement dated November 20, 2015 (19)
10.32	Form of Registration Rights Agreement dated November 20, 2015 (19)
10.33	Third Amendment to Loan and Security Agreement dated November 30, 2015 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (20)
10.34	Fourth Amendment to Loan and Security Agreement dated March 18, 2016 between Pacific Western Bank, as successor in interest by merger to Square 1 Bank, and Viveve, Inc. (6)
10.35	Viveve Medical, Inc. Amended and Restated Independent Director Compensation Policy (20)
10.36	Viveve Medical, Inc. Amended and Restated 2013 Stock Option and Incentive Plan (21)
10.37	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated September 12, 2016 between Viveve, Inc. and Commercial Street Properties, LLC. (22)
10.38	Loan and Security Agreement dated as of June 20, 2016 by and among Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank (8)
10.39	Intellectual Property Security Agreement dated as of June 20, 2016 between Viveve Medical, Inc. and Western Alliance Bank (8)
10.40	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between Viveve Medical, Inc. and Ingredion Incorporated (23)
10.41	Waiver and First Amendment to Loan and Security Agreement, dated January 13, 2017, between Viveve Medical, Inc., Viveve, Inc. and Western Alliance Bank (24)
10.42	Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC (9)

10.43	Patent and Trademark Security Agreement, dated May 25, 2017, by and between Viveve Medical, Inc., Viveve, Inc. and CRG Servicing LLC (9)
10.44	Term Loan Agreement, dated May 22, 2017, among Viveve Medical, Inc., Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders (25)
10.45	Exclusive Distributorship Agreement, dated August 8. 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC (26)
10.46	Membership Subscription Agreement, dated August 1, 2017, by and between Viveve Medical, Inc. and InControl Medical, LLC (26)
10.47	Waiver No. 2 to Loan Agreement, dated December 12, 2017, among Viveve Medical, Inc., CRG Servicing LLC and the lenders party thereto (27)
10.48	Amendment to the Amended and Restated 2013 Stock Option and Incentive Plan (28)
10.49	2017 Employee Stock Purchase Plan (28)
10.50	Forms of Indemnification Agreement (34)
10.51	Separation Agreement and Release by and between the Registrant and Patricia K. Scheller, dated May 30, 2018, effective May 11, 2018 (29) +
10.52	Consulting Agreement by and between the Registrant and Patricia K. Scheller, dated May 30, 2018, effective May 11, 2018 (29) +
10.53	Amended and Restated Employment Agreement by and between the Registrant and Scott C. Durbin, dated May 11, 2018. (30) +
10.54	Amended and Restated Employment Agreement by and between the Registrant and Jim Robbins, dated May 11, 2018. (30) +
10.55	Settlement and License Agreement by and among the Registrant, ThermiGen LLC and ThermiAesthetics LLC, dated June 3, 2018. (31)†
10.56	Consulting Agreement by and between the Registrant and Debora Jorn, dated May 11, 2018 (31) +
10.57

Amendment No. 2 to Loan Agreement, dated November 29, 2018, among Viveve Medical, Inc., CRG Servicing LLC, as administrative agent and collateral agent, the lenders from time to time party thereto and Viveve, Inc., as subsidiary guarantor (32)

14.1	Code of Conduct, adopted September 23, 2014 (33)
21	List of the Registrant’s Subsidiaries (34)
23.1	Consent of BPM LLP, independent registered public accounting firm*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Management contract or compensation plan, contract or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 17, 2017.
(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.
(6)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2017.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.
(14)	Incorporated by reference to the Registrant’s on Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2018.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014.
(17)	Incorporated by reference to the Amendment No. 1 Registrant’s Form S-1 filed with the Securities and Exchange Commission on January 26, 2015.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 15, 2015.
(19)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2015.
(20)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.
(21)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2016.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(24)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on January 13, 2017.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017.
(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2017.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017.
(28)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2018.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.
(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018.
(32)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2018.
(33)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
(34)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 14, 2019	By:	/s/ Scott Durbin
Scott Durbin
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

Signature	Title	Date

/s/Scott Durbin	Chief Executive Officer and Director
Scott Durbin	(Principal Executive Officer)	March 14, 2019

/s/Jim Robbins	Vice President of Finance and Administration
Jim Robbins	(Principal Accounting and Financial Officer)	March 14, 2019

/s/Steven Basta
Steven Basta	Chairman of the Board of Directors	March 14, 2019

/s/Debora Jorn
Debora Jorn	Director	March 14, 2019

/s/Arlene Morris
Arlene Morris	Director	March 14, 2019

/s/Patricia Scheller
Patricia Scheller	Director	March 14, 2019

/s/Karen Zaderej
Karen Zaderej	Director	March 14, 2019

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’equity(deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019, expressed an unqualified opinion.

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

San Jose, California

March 14, 2019

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$29,523	$20,730
Accounts receivable, net of allowance for doubtful accounts of $284 and $221 as of December 31, 2018 and 2017, respectively	5,704	6,213
Inventory	4,119	2,390
Prepaid expenses and other current assets	2,558	2,741
Total current assets	41,904	32,074
Property and equipment, net	2,916	1,303
Investment in limited liability company	1,843	2,500
Other assets	171	202
Total assets	$46,834	$36,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,994	$4,799
Accrued liabilities	6,766	4,605
Total current liabilities	10,760	9,404
Note payable, noncurrent portion	30,528	28,948
Other noncurrent liabilities	634	327
Total liabilities	41,922	38,679

Commitments and contingences (Note 7)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized as of December 31, 2018 and 2017; 46,363,945 and 19,503,558 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5	2
Additional paid-in capital	160,292	102,979
Accumulated deficit	(155,385)	(105,581)
Total stockholders’ equity (deficit)	4,912	(2,600)
Total liabilities and stockholders’ equity (deficit)	$46,834	$36,079

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2018	2017

Revenue	$18,517	$15,288
Cost of revenue	11,197	7,844
Gross profit	7,320	7,444

Operating expenses:
Research and development	13,716	12,343
Selling, general and administrative	38,569	28,831
Total operating expenses	52,285	41,174
Loss from operations	(44,965)	(33,730)
Interest expense, net	(4,372)	(3,169)
Other income (expense), net	13	(60)
Net loss from consolidated companies	(49,324)	(36,959)
Loss from minority interest in limited liability company	(657)	-
Comprehensive and net loss	$(49,981)	$(36,959)

Net loss per share:
Basic and diluted	$(1.61)	$(2.11)

Weighted average shares used in computing net loss per common share:
Basic and diluted	31,059,483	17,496,942

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2018

(in thousands, except share data)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
	-	-	-	-	-
Balances as of January 31, 2017	10,661,201	1	68,216	(68,622)	(405)
March 2017 Offering, net of issuance costs	8,625,000	1	31,439	-	31,440
Stock-based compensation expense	-	-	1,646	-	1,646
Issuance of warrant in connection with note payable	-	-	940	-	940
Issuance of restricted common shares	35,000	-	260	-	260
Issuance of restricted stock awards to directors, employees and consultants	77,783	-	226	-	226
November 2017 ATM Facility, net of issuance cost	59,249	-	125	-	125
Issuance of common shares from employee stock purchase plan	17,894	-	76	-	76
Exercise of stock options	7,730	-	31	-	31
Exercise of warrants	4,701	-	20	-	20
Cashless exercise of warrant	15,000	-	-	-	-
Net loss	-	-	-	(36,959)	(36,959)
Balances as of December 31, 2017	19,503,558	$2	$102,979	$(105,581)	$(2,600)
December 2018 Offering, net of issuance costs	14,728,504	2	20,383	-	20,385
February 2018 Offering, net of issuance costs	11,500,000	1	32,213	-	32,214
November 2017 ATM Facility, net of issuance cost	277,249	-	1,193	-	1,193
Stock-based compensation expense	-	-	2,699	-	2,699
Issuance of restricted stock awards to directors, employees and consultants	128,847	-	336	-	336
Issuance of restricted common shares	100,000	-	256	-	256
Issuance of common shares from employee stock purchase plan	125,787	-	233	-	233
Cumulative effect adjustment from adoption of new accounting standard – ASC 606	-	-	-	177	177
Net loss	-	-	-	(49,981)	(49,981)
Balances as of December 31, 2018	46,363,945	$5	$160,292	$(155,385)	$4,912

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(49,981)	$(36,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery from) doubtful accounts	179	(221)
Depreciation and amortization	786	449
Stock-based compensation	3,035	1,872
Fair value of common stock issued	256	260
Non-cash interest expense	1,580	1,049
Loss from minority interest in limited liability company	657	-
Changes in assets and liabilities:
Accounts receivable	330	(3,901)
Inventory	(1,986)	(67)
Prepaid expenses and other current assets	183	(1,675)
Other noncurrent assets	31	(66)
Accounts payable	(805)	1,713
Accrued and other liabilities	2,143	2,419
Other noncurrent liabilities	502	274
Net cash used in operating activities	(43,090)	(34,853)

Cash flows from investing activities:
Purchase of property and equipment	(2,142)	(905)
Investment in limited liability company	-	(2,500)
Net cash used in investing activities	(2,142)	(3,405)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	53,792	31,565
Proceeds from note payable	-	29,210
Repayments of note payable	-	(10,000)
Proceeds from issuance of common shares from employee stock purchase plan	233	76
Proceeds from exercise of stock options	-	31
Proceeds from exercise of warrant	-	20
Net cash provided by financing activities	54,025	50,902
Net increase in cash and cash equivalents	8,793	12,644

Cash and cash equivalents - beginning of period	20,730	8,086
Cash and cash equivalents - end of period	$29,523	$20,730

Supplemental disclosure:
Cash paid for interest	$2,673	$2,066
Cash paid for income taxes	$2	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of warrants in connection with note payable	$-	$940
Issuance of note payable in settlement of accrued interest	$1,256	$495
Net transfer of equipment between inventory and property and equipment	$257	$364

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Public Offerings

In December 2018, in connection with the closing of a public offering (the “December 2018 Offering”), the Company issued an aggregate of 14,728,504 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $1.50 per share for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

In February 2018, in connection with the closing of a public offering (the “February 2018 Offering”), the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the years ended 2018 and 2017, the Company sold 277,249 shares for net proceeds of approximately $1,193,000 and 59,249 shares for net proceeds of approximately $125,000, respectively. As of December 31, 2018, the Company has sold an aggregate of 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

In March 2017, in connection with the closing of a public offering (the “March 2017 Offering”), the Company issued an aggregate of 8,625,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000.

Liquidity and Management Plans

 The Company has adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2018, the Company had accumulated deficit of $155,385,000, cash and cash equivalents of $29,523,000 and working capital of $31,144,000. Additionally, the Company used $43,090,000 in cash for operations in the year ended December 31, 2018. The Company will require additional cash funding to fund operations through March 31, 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans to reduce operating expenses, including the reduction in force in January 2019, and the availability of our November 2017 ATM Facility, the Company believes that this substantial doubt has been alleviated.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all.

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

Most of the Company’s products to date require clearance or approvals from the FDA or other international regulatory agencies prior to commencing commercial sales. There can be no assurance that the Company’s products will receive any of these required clearances or approvals or for the indications requested. If the Company was denied such clearances or approvals or if such clearances or approvals were delayed, it would have a material adverse effect on the Company’s financial results, financial position and future cash flows.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the year ended December 31, 2018, one distributor accounted for 21% of the Company’s revenue. During the year ended December 31, 2017, two distributors together accounted for 35% of the Company’s revenue.

There are no direct sales to customers that accounted for more than 10% of the Company’s revenue during the years ended December 31, 2018 and 2017.

As of December 31, 2018, three distributors, collectively, accounted for 54% of total accounts receivable, net. As of December 31, 2017, two distributors, collectively, accounted for 57% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $284,000 and $221,000 as of December 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory as of December 31, 2018 consisted of $3,232,000 of finished goods and $887,000 of raw materials. Inventory as of December 31, 2017 consisted of $1,990,000 of finished goods and $40,000 of raw materials. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2018 and 2017.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of December 31, 2018 or 2017. The Company had customer contract liabilities in the amount of $686,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of December 31,2018. No such contract liabilities existed as of December 31, 2017. Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the year ended December 31, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the year ended December 31, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	For the year ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Operations
Revenue	$18,517	$17,780	$737	(1)
Cost of revenue	$11,197	$11,209	$(12)	(2)
Gross profit	$7,320	$6,571	$749	(3)
Loss from operations	$(44,965)	$(45,714)	$749	(3)
Comprehensive and net loss	$(49,981)	$(50,730)	$749	(3)
Net loss per share:
Basic and diluted	$(1.61)	$(1.63)	$0.02

Weighted average shares	31,059,483	31,059,483

(1)	Change relates to revenue from extended assurance warranties for which no deferral is required on the adoption of ASC 606.
(2)	Change relates to the future costs associated with extended assurance warranties required to be recorded on the adoption of ASC 606.
(3)	Change relates to the net gain adjustment on the adoption of ASC 606.

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheets

Liabilities
Accrued liabilities	$6,766	$7,014	$(248)	(1)
Other noncurrent liabilities	$634	$1,313	$(679)	(2)

Equity
Accumulated deficit	$(155,385)	$(156,311)	$926	(3)

(1)

Change relates to the current portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606, partially offset by future costs associated with extended warranties required to be recorded on the adoption of ASC 606.

(2)	Change relates to noncurrent portion of deferred revenue in connection with the extended warranties not required to be recorded under ASC 606.
(3)	Change relates to $177,000 cumulative effect adjustment on the adoption of ASC 606 and the net gain adjustment of $749,000 for the year ended December 31, 2018.

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts).

	Year Ended
	December 31,
	2018	2017

United States	$13,606	11,004
Asia Pacific	2,891	3,178
Europe and Middle East	1,369	667
Canada	563	79
Latin America	51	360
Other	37	-
Total	$18,517	$15,288

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments are reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the years ended December 31, 2018 and 2017, no impairment charges have been recorded.

Product Warranty

The Company’s products are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

 Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2018 and 2017.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2018 and 2017. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2018 and 2017, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Year Ended
	December 31,
	2018	2017

Stock options to purchase common stock	4,014,475	2,694,224
Warrants to purchase common stock	642,622	642,622
Restricted common stock awards	57,500	10,000

Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity that is a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases. This guidance also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and allows entities to recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect to use this transition method at the adoption date of January 1, 2019, and, as a result, will record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. The Company also plans to elect the practical expedient to not separate lease and non-lease components and to use the package of practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2018 and 2017.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2018 and 2017 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2018 and 2017 (in thousands):

	Life	December 31,
	(in years)	2018	2017

Medical equipment	5	$3,571	$1,299
Computer equipment	3	309	193
Leasehold Improvements	3	121	200
Furniture and fixtures	7	403	340
Software	3	25	-
		4,429	2,032
Less: Accumulated depreciation and amortization		(1,513)	(729)
Property and equipment, net		$2,916	$1,303

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $786,000 and $449,000, respectively.

5.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the years ended December 31, 2018 and 2017, the Company has purchased 3,300 and 1,200 units of ICM products for approximately $327,000 and $89,000, respectively. As of December 31, 2018, the Company has purchased approximately 4,500 units of ICM products for approximately $416,000. The Company paid ICM approximately $337,000 and $94,000 for product related costs during the years ended December 31, 2018 and 2017, respectively.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of December 31, 2018, the Company owns approximately 9% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the year ended December 31, 2018, the allocated net loss from ICM’s operations was $657,000 that was recorded as a loss from minority interest in limited liability company in the consolidated statements of operations. For the year ended December 31, 2017, the allocated net loss from ICM’s operations was immaterial.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017

Accrued sales commission	$1,743	$1,067
Accrued professional fees	978	562
Accrued bonuses	837	1,597
Accrued interest	683	447
Customer contracts liabilities	686	-
Accrued payroll and other related expenses	877	488
Travel and entertainment	280	156
Accrued sales & use tax	259	149
Accrued clinical trial costs	84	30
Other accruals	339	109
Total accrued liabilities	$6,766	$4,605

7.	Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the years ended December 31, 2018 and 2017, the Company paid interest in-kind of $1,256,000 and $495,000, respectively, which was added to the total outstanding principal loan in that period. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of December 31, 2018, interest accrued related to the final payment fee in the amount of $484,000 was included in other noncurrent liabilities in the consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of December 31, 2018, the Company was in compliance with all covenants.

As of December 31, 2018 and 2017, $30,528,000 and $28,948,000 was recorded on the balance sheets under the 2017 Loan Agreement, which is net of the remaining unamortized debt discount.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 8).

As of December 31, 2018, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2019	$2,778
2020	2,901
2021	16,673
2022	19,306
2023	6,220
Total payments	47,878
Less: Amount representing interest	(16,127)
Present value of obligations	31,751
Less: Unamortized debt discount	(1,223)
Note payable, noncurrent portion	$30,528

8.	Commitments and Contingencies

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

The monthly base rent under the Sublease is equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent is equal to $21.12 and $21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company was also provided an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises which has been reimbursed.

Rent expense for the years ended December 31, 2018 and 2017 was $358,000 and $442,000, respectively.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $3,000.

As of December 31, 2018, future minimum principal and interest payments under the leases are as follows (in thousands):

Year Ending December 31,
2019	$296
2020	143
2021	23
Total minimum lease payments	$462

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

Legal Proceedings

In December 2018, the Company settled an arbitration matter with a former employee, and the arbitration has now been dismissed with prejudice.  The matter involved affirmative claims for negligence by the Company against the employee arising out of her negligent performance of certain work duties, as well as various employment-related counterclaims by the employee.

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

Under the terms of the Settlement Agreement, the Company received an initial monetary payment to settle the litigation and past claims and an on-going royalty for future sales. Viveve granted to ThermiGen a non-exclusive, non-transferable license to use the Company’s U.S. patent for the current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables). The Company has recorded the monetary payment as a gain on litigation settlement in selling, general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2018.

9.	Common Stock

In December 2018, in connection with the closing of a public offering (the “December 2018 Offering”), the Company issued an aggregate of 14,728,504 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $1.50 per share for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

In June 2018, the Company issued 100,000 restricted shares of its common stock at a value of $2.56 a share, or an aggregate value of approximately $256,000.

In February 2018, in connection with the closing of the February 2018 Offering, the Company issued an aggregate of 11,500,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $3.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the years ended 2018 and 2017, the Company sold 277,249 shares for net proceeds of approximately $1,193,000 and 59,249 shares for net proceeds of approximately $125,000, respectively. As of December 31, 2018, the company has sold an aggregate of 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000. As of December 31, 2018, the Company has sold 59,249 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $125,000.

 In May 2017, the Company issued 35,000 restricted shares of its common stock at a value of $7.42 a share, or an aggregate value of approximately $260,000.

In March 2017, in connection with the closing of the March 2017 Offering, the Company issued an aggregate of 8,625,000 shares of common stock, including the exercise of the underwriters’ overallotment option, at a public offering price of $4.00 per share for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after the deduction of underwriting discounts, commissions and other offering expenses, were approximately $31,440,000.

Warrants for Common Stock

As of December 31, 2018 and 2017, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the 2016 Loan Agreement, the Company issued a warrant to purchase a total of 100,402 shares of common stock at an exercise price of $4.98 per share. The Company determined the fair value of the warrant on the date of issuance to be $350,000. The fair value along with legal fees totaling $90,000, was recorded as debt issuance costs and was amortized to interest expense over the loan term. The debt issuance costs were presented in the consolidated balance sheet as a deduction from the carrying amount of the note payable. The outstanding indebtedness was repaid in May 2017 from the proceeds of the new term loan in connection with the 2017 Loan Agreement and the remaining unamortized balance of debt issuance costs was recorded to interest expense. During the year ended December 31, 2017, the Company recorded $371,000 of interest expense relating to the debt issuance costs.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the years ended December 31, 2018 and 2017, the Company recorded $325,000 and $183,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of December 31, 2018, the unamortized debt discount was $1,223,000.

No shares, issuable pursuant to warrants issued in connection with a private offering on September 30, 2014, were issued in connection with the exercise of warrants during the years ended December 31, 2018 and 2017, respectively.

No shares issuable pursuant to warrants have been cancelled during the year ended December 31, 2018 and 2017.

The stock-based compensation expense related to warrants issued was zero for the years ended December 31, 2018 and 2017, respectively.

10.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

The 2006 Plan was adopted by the board of directors of Viveve, Inc. and was terminated in conjunction with the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. (the “Merger”). Prior to the Merger, the board of directors voted to accelerate the vesting of all unvested options that were outstanding as of the date of the Merger such that all options would be immediately vested and exercisable by the holders. In conjunction with the Merger, the Company agreed to assume and administer the 2006 Plan and all outstanding options to purchase shares of Viveve, Inc. common stock issued from the 2006 Plan were converted into options to purchase shares of the Company’s common stock (rounded down to the nearest whole share). As of December 31, 2018, there are outstanding stock option awards issued from the 2006 Plan covering a total of 38,145 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9.96 per share and the weighted average remaining contractual term is 1.3 years.

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

On August 22, 2016, the Company’s stockholders approved an amendment to the 2013 Plan to add an “evergreen” provision which will automatically increase annually, on the first day of each January, the maximum number of shares of common stock reserved and available under the 2013 plan (the “Stock Issuable”) by an amount equal to the lesser of (i) the number of shares that will increase the Stock Issuable by 4% of the total number of shares of common stock outstanding (on a fully diluted basis) or (ii) an amount determined by the board of directors. On December 23, 2016, the board of directors approved the 2017 evergreen increasing the total stock reserved for issuance under the 2013 Plan by 523,209 shares from 2,000,000 shares to a total of 2,523,209 shares, which was effective January 1, 2017. On August 15, 2017, the Company’s stockholders approved an amendment to the 2013 Plan increasing the number of shares of common stock authorized for awards under the 2013 Plan from 2,523,209 shares to a total of 4,000,000 shares. On December 6, 2017, the board of directors approved the 2018 evergreen increasing the total stock reserved for issuance under the 2013 Plan from 4,000,000 shares to a total of 4,914,016 shares, which was effective January 1, 2018.

As of December 31, 2018, there are outstanding stock option awards issued from the 2013 Plan covering a total of 3,976,330 shares of the Company’s common stock and there remain reserved for future awards 603,712 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $4.50 per share, and the remaining contractual term is 7.5 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Year Ended December 31, 2018
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, December 31, 2016	1,909,764	$6.19	9.1	$211,396
Options granted	1,000,985	$5.68
Options exercised	(7,730)	$4.02
Options canceled	(208,795)	$8.88
Options outstanding, December 31, 2017	2,694,224	$5.80	8.6	$249,154
Options granted	2,358,559	$3.52
Options exercised	-	$-
Options canceled	(1,038,308)	$5.43
Options outstanding, December 31, 2018	4,014,475	$4.56	7.4	$-

Vested and exercisable and expected to vest, end of period	3,825,887	$4.98	7.3	$-

Vested and exercisable, end of period	1,637,474	$5.44	5.0	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2018.

The options outstanding and exercisable as of December 31, 2018 are as follows:

			Options Outstanding			Options Exercisable
					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			Dec 31, 2018	Price	Term (Years)	Dec 31, 2018	Price

$1.75	-	$1.97	535,000	$1.95	9.4	50,000	$1.97
$2.02	-	$2.83	180,000	$2.40	9.4	11,459	$1.97
$3.03	-	$3.82	546,876	$3.53	9.1	64,090	$2.64
$4.30	-	$4.97	1,247,318	$4.54	7.3	503,934	$3.76
$5.01	-	$5.67	693,067	$5.36	6.8	397,466	$4.62
$6.00	-	$6.61	490,470	$6.04	4.1	412,662	$5.34
$7.00	-	$7.92	283,599	$7.65	7.4	159,718	$6.02
$9.92			38,135	$9.92	1.3	38,135	$7.66
$59.60	-	$149.04	10	$149.04	2.8	10	$9.92
			4,014,475	$4.56	7.4	1,637,474	$5.44

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

Restricted Stock Awards

As of December 31, 2018, there are 57,500 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

In December 2018, the Company granted RSAs for 40,775 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $1.05 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 40,775 shares of common stock were issued.

In October 2018, the Company granted RSAs for 17,985 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $2.48 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 17,985 shares of common stock were issued.

In July 2018, the Company granted RSAs for 18,278 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $2.63 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 18,278 shares of common stock were issued.

 In June 2018, the Company granted an RSA for 50,000 shares to a consultant with a weighted average grant date fair value of $3.58 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over two years beginning as of the award date. As of December 31, 2018, zero shares were vested and issued.

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

In January 2018, the Company granted an RSA for 25,000 shares to a consultant with a weighted average grant date fair value of $5.19 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year beginning as of the award date. As of December 31, 2018, 25,000 shares were vested and issued.

In December 2017, the Company granted an RSA for 10,000 shares to an employee with a weighted average grant date fair value of $4.94 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over four years at a rate of 1/4th the first year beginning as of the award date and monthly thereafter. As of December 31, 2018, 2,500 shares were vested and issued.

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

2017 Employee Stock Purchase Plan

The second offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2018 and ended on March 31, 2018, and 20,744 shares were issued on March 29, 2018 at a purchase price of $3.11. The third offering period under the Company’s 2017 ESPP began on April 1, 2018 and ended on June 30, 2018, and 25,618 shares were issued on June 29, 2018 at a purchase price of $2.31. The fourth offering period under the Company’s 2017 ESPP began on July 1, 2018 and ended on September 30, 2018, and 28,698 shares were issued on September 28, 2018 at a purchase price of $2.24. The fifth offering period under the Company’s 2017 ESPP began on October 1, 2018 and ended on December 31, 2018, and 50,727 shares were issued on December 31, 2018 at a purchase price of $0.89.

As of December 31, 2018, the remaining shares available for issuance under the 2017 ESPP were 256,319 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended
	December 31,
	2018	2017

Expected term (in years)	0.25	0.25
Average volatility	72%	61%
Risk-free interest rate	1.92%	1.06%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the year ended December 31, 2018 and 2017 was $0.89 and $1.51 per share, respectively.

Stock-Based Compensation

During the years ended December 31, 2018 and 2017, the Company granted stock options to employees to purchase 2,146,171 and 981,110 shares of common stock with a weighted average grant date fair value of $2.24 and $2.88 per share, respectively. There were no stock options exercised by employees during the year ended December 31, 2018. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $31,000.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2018	2017

Expected term (in years)	5	5
Average volatility	73%	59%
Risk-free interest rate	2.65%	1.89%
Dividend yield	0%	0%

During the years ended December 31, 2018 and 2017, the Company granted stock options to nonemployees to purchase 212,388 and 19,875 shares of common stock, with a weighted average grant date fair value of $1.62 and $4.09 per share. There were no stock options exercised by nonemployees during the years ended December 31, 2018 and 2017.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2018	2017

Expected term (in years)	9	10
Average volatility	69%	72%
Risk-free interest rate	2.69%	2.38%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31,
	2018	2017

Cost of revenue	$69	$19
Research and development	328	252
Selling, general and administrative	2,638	1,601
Total	$3,035	$1,872

As of December 31, 2018, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,328,328. These costs are expected to be recognized over a period of approximately 2.72 years.

11.	Income Taxes

No provision for income taxes has been recorded due to the net operating losses incurred from inception to date, for which no benefit has been recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2018	2017

Income tax provision (benefit) at statutory rate	(21)%	(34)%
State income taxes, net of federal benefit	(4)%	(4)%
Change in valuation allowance	23%	4%
Effect of tax legislation	0%	33%
Other	2%	1%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$31,759	$19,699
Capitalized start up costs	3,555	3,963
Research and development credits	951	835
Accruals and reserves	1,272	1,403
Fixed assets and depreciation	69	39
Total deferred tax assets	37,606	25,939
Valuation allowance	(37,606)	(25,939)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on it past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $11,667,000 and $1,501,000 during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $126,893,000 and $97,677,000, respectively, which expire beginning in the year 2026.

The Company also has federal and California research and development tax credits of approximately $830,000 and $668,000, respectively. The federal research credits will begin to expire in 2026 and the California research and development credits have no expiration date.

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

As of December 31, 2018, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017

Balance at the beginning of the year	$397	$268
Additions based upon tax positions related to the current year	53	129
Balance at the end of the year	$450	$397

If the ending balance of $450,000 of unrecognized tax benefits as of December 31, 2018 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

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

The Company is required to recognize the effect on deferred tax assets and liabilities due to a change in tax rates in the period the tax rate change was enacted. The carrying value of the Company’s U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the Company’s U.S. net deferred tax asset position has decreased as has the related valuation allowance. The Company has also considered the impact of the transition tax for which it has estimated it does not need to accrue a liability as the operations of Viveve BV are immaterial. Uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2018, the Company has purchased 809 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $10,150,000 and $7,912,000 for goods and services during the years ended December 31, 2018 and 2017, respectively.

The Company’s long-lived assets by geographic area were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017

United States	$2,851	$1,192
Asia Pacific	24	52
Canada	28	46
Latin America	5	12
Europe	8	1
Total	$2,916	$1,303

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

13.	Subsequent Events

In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,043,142 shares from 4,914,016 shares to a total of 6,957,158 shares, which was effective January 1, 2019.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.