Form 10-Q
period 2019-03-31
VIVEVE MEDICAL, INC.
filed 2019-05-09
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	VIVE	Nasdaq Capital Market

As of May 8, 2019, the issuer had 46,489,010 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,821	$29,523
Accounts receivable, net of allowance for doubtful accounts of $395 and $284 as of March 31, 2019 and December 31, 2018, respectively	4,778	5,704
Inventory	3,867	4,119
Prepaid expenses and other current assets	3,117	2,558
Total current assets	29,583	41,904
Property and equipment, net	2,832	2,916
Investment in limited liability company	1,718	1,843
Other assets	719	171
Total assets	$34,852	$46,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,686	$3,994
Accrued liabilities	4,802	6,766
Total current liabilities	7,488	10,760
Note payable, noncurrent portion	30,927	30,528
Other noncurrent liabilities	1,023	634
Total liabilities	39,438	41,922
Commitments and contingences (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 46,435,802 and 46,363,945 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	160,823	160,292
Accumulated deficit	(165,414)	(155,385)
Total stockholders’ equity (deficit)	(4,586)	4,912
Total liabilities and stockholders’ equity (deficit)	$34,852	$46,834

(1) The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$3,012	$3,699
Cost of revenue	1,941	2,352
Gross profit	1,071	1,347

Operating expenses:
Research and development	2,480	3,756
Selling, general and administrative	6,626	8,931
Restructuring costs	742	-
Total operating expenses	9,848	12,687
Loss from operations	(8,777)	(11,340)
Interest expense, net	(1,116)	(1,070)
Other expense, net	(11)	(10)
Net loss from consolidated companies	(9,904)	(12,420)
Loss from minority interest in limited liability company	(125)	(249)
Comprehensive and net loss	$(10,029)	$(12,669)

Net loss per share:
Basic and diluted	$(0.22)	$(0.49)

Weighted average shares used in computing net loss per common share:
Basic and diluted	46,371,891	25,846,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2018	46,363,945	$5	$160,292	$(155,385)	$4,912
Stock-based compensation expense	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	43,759	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	27,473	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	625	-	1	-	1
Net loss	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	46,435,802	$5	$160,823	$(165,414)	$(4,586)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2017	19,503,558	$2	$102,979	$(105,581)	$(2,600)
February 2018 Offering, net of issuance costs	11,500,000	1	32,224	-	32,225
November 2017 ATM Facility, net of issuance cost	208,277	-	1,011	-	1,011
Stock-based compensation expense	-	-	645	-	645
Issuance of restricted stock awards to directors and consultant	22,137	-	108	-	108
Issuance of common shares from employee stock purchase plan	20,744	-	65	-	65
Cumulative effect adjustment from adoption of new accounting standard – ASC 606	-	-	-	177	177
Net loss	-	-	-	(12,669)	(12,669)
Balances as of March 31, 2018	31,254,716	$3	$137,032	$(118,073)	$18,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(10,029)	$(12,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	111	42
Depreciation and amortization	311	150
Stock-based compensation	496	753
Non-cash interest expense	399	386
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	10	-
Loss from minority interest in limited liability company	125	249
Changes in assets and liabilities:
Accounts receivable	815	(828)
Inventory	206	(1,497)
Prepaid expenses and other current assets	(559)	(561)
Other noncurrent assets	17	(2)
Accounts payable	(1,310)	(934)
Accrued and other liabilities	(2,202)	(366)
Other noncurrent liabilities	52	86
Net cash used in operating activities	(11,558)	(15,191)

Cash flows from investing activities:
Purchase of property and equipment	(179)	(462)
Net cash used in investing activities	(179)	(462)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	33,236
Proceeds from issuance of common shares from employee stock purchase plan	35	65
Net cash provided by financing activities	35	33,301
Net increase (decrease) in cash and cash equivalents	(11,702)	17,648

Cash and cash equivalents - beginning of period	29,523	20,730
Cash and cash equivalents - end of period	$17,821	$38,378

Supplemental disclosure:
Cash paid for interest	$675	$653
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of note payable in settlement of accrued interest	$318	$305
Net transfer of equipment between inventory and property and equipment	$46	$59

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$73
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)	$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar RadioFrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, which collectively, we refer to as the Viveve® System. Viveve Medical competes in the women’s intimate health industry in some countries by marketing the Viveve System as a way to improve the overall well-being and quality of life of women suffering from vaginal introital laxity, for improved sexual function, or stress urinary incontinence, depending on the relevant country-specific clearance or approval.  In the United States, the Viveve System is currently indicated for use in general surgical procedures for electrocoagulation and hemostasis.

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

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three months ended March 31, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three months ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,011,000. As of March 31, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 15, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future interim period.

Liquidity and Management Plans

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2019, the Company had accumulated a deficit of $165,414,000, cash and cash equivalents of $17,821,000 and working capital of $22,095,000. Additionally, the Company used $11,558,000 in cash for operations in the three months ended March 31, 2019. The Company will require additional cash funding to fund operations through May 9, 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans to reduce operating expenses, including a reduction in force in January 2019, and the availability of our November 2017 ATM Facility, the Company believes that this substantial doubt has been alleviated.

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

Adoption of New Accounting Standard - Leases

The Company adopted FASB’s Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the renewal options for the facilities lease would be reasonably certain to be renewed and as such, included that renewal period in determining the expected lease term of that lease. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $629,000 and operating lease liabilities of $629,000, as of January 1, 2019. The standard did not have an impact on our consolidated results of operations, cash flows or stockholders’ equity previously reported. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new lease standard was as follows (in thousands):

		Adjustments
		Due to
	December 31,	Adoption of		January 1,
	2018	ASC 842		2019

Other assets	$171	$629	(1)	$800
Total assets	$46,834	$629	(1)	$47,463
Accrued liabilities	$6,766	$230	(2)	$6,996
Total current liabilities	$10,760	$230	(2)	$10,990
Other noncurrent liabilities	$634	$399	(2)	$1,033
Total liabilities	$41,922	$629	(2)	$42,551
Total liabilities and stockholders' equity	$46,834	$629	(2)	$47,463

(1)	Represents capitalization of operating lease right-of-use assets and reclassification of deferred rent.
(2)	Represents recognition of operating lease liabilities.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2019, three distributors, collectively, accounted for 42% of the Company’s revenue. During the three months ended March 31, 2018, two distributors, collectively, accounted for 54% of the Company’s revenue. There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, four distributors, collectively, accounted for 62% of total accounts receivable, net. As of December 31, 2018, three distributors, collectively, accounted for 54% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $395,000 as of March 31, 2019 and $284,000 as of December 31, 2018.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of March 31, 2019 or December 31, 2018. The Company had customer contracts liabilities in the amount of $679,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of March 31, 2019 and $686,000 as of December 31, 2018.

The following table reflects the changes in our customer contract liabilities for the three months ended March 31, 2019:

	March 31,	December 31,	Three Months
	2019	2018	Change

Customer contracts liabilities:
Marketing programs	$627	$639	$(12)
Other	52	47	5
Total	$679	$686	$(7)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended March 31, 2019 and 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three months ended March 31, 2019 and 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018

North America	$1,792	$2,606
Asia Pacific	967	891
Europe and Middle East	246	202
Latin America	7	-
Total	$3,012	$3,699

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three months ended March 31, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2019 and 2018, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Three Months Ended
	March 31,
	2019	2018

Stock options to purchase common stock	5,593,130	3,690,902
Warrants to purchase common stock	642,622	642,622
Restricted common stock awards	419,147	22,500

Other Recently Issued and Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We adopted this guidance as of January 1, 2019 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2019, and December 31, 2018 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of March 31, 2019, the Company has purchased approximately 4,800 units of ICM products. The Company paid ICM approximately $27,000 for product related costs during the three months ended March 31, 2019.  There were no amounts due to ICM for the accounts payable as of March 31, 2019 and December 31, 2018.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of March 31, 2019, the Company owns approximately 9% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended March 31, 2019, the allocated net loss from ICM’s operations was $125,000 that was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018

Accrued sales commission	$817	$1,743
Customer contracts liabilities	679	686
Accrued interest	675	683
Accrued payroll and other related expenses	670	877
Accrued bonuses	613	837
Accrued professional fees	492	978
Current operating lease liabilities	238	-
Accrued clinical trial costs	127	84
Travel and entertainment	114	280
Accrued sales & use tax	102	259
Other accruals	275	339
Total accrued liabilities	$4,802	$6,766

6.	Note Payable

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

A portion of the initial loan proceeds were used to repay all of the amounts owed by the Company under its 2016 Loan Agreement with Western Alliance Bank. The remainder of the loan proceeds (after deducting loan origination costs and other fees and expenses incurred in connection with the 2017 Loan Agreement), plus any additional amounts that may be borrowed in the future, will be used for general corporate purposes and working capital.

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three months ended March 31, 2019 and 2018, the Company paid interest in-kind of $318,000 and $305,000, respectively, which was added to the total outstanding principal loan amount. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of March 31, 2019, interest accrued related to the final payment fee in the amount of $573,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of March 31, 2019, the Company was in compliance with all covenants.

As of March 31, 2019 and December 31, 2018, $30,927,000 and $30,528,000, respectively, was recorded on the balance sheets under the 2017 Loan Agreement, respectively, which is net of the remaining unamortized debt discount.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 9).

As of March 31, 2019, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2019 (remaining 9 months)	$2,103
2020	2,901
2021	16,673
2022	19,306
2023	6,220
Total payments	47,203
Less: Amount representing interest	(15,135)
Present value of obligations	32,068
Less: Unamortized debt discount	(1,141)
Note payable, noncurrent portion	$30,927

7.	Leases

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

Rent expense for the three months ended March 31, 2018 was $138,000.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $3,000.

After the adoption of ASU 842 – Leases on January 1, 2019, operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table reflects the Company's lease assets and lease liabilities at March 31, 2019 and January 1, 2019:

	March 31,	January 1,
	2019	2019

Assets:
Operating lease right-of-use assets	$565	$629

Liabilities:
Current operating lease liabilities	$238	$230
Noncurrent operating lease liabilities	337	399
	$575	$629

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three months ended March 31, 2019 was $75,000.

As of March 31, 2019, the maturity of operating lease liabilities was as follows:

Year Ending December 31,
2019 (remaining nine months)	$222
2020	303
2021	137
Total lease payments	662

Less: Interest	(87)

Present value of lease liabilities	$575

The weighted average remaining lease term was approximately 26 months as of March 31, 2019. The weighted average discount rate for the three months ended March 31, 2019 was 12.5%.

8.	Commitments and Contingencies

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

9.	Common Stock

 In March 2019, the Company issued 27,473 restricted shares of its common stock at a value of $0.91 per share, or an aggregate value of approximately $25,000.

In December 2018, in connection with the closing of the December 2018 Offering, the Company issued an aggregate of 14,728,504 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, at a public offering price of $1.50 per share for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

In June 2018, the Company issued 100,000 restricted shares of its common stock at a value of $2.56 per share, or an aggregate value of approximately $256,000.

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

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the three months ended March 31, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three months ended March 31, 2018, the Company sold 208,277 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,011,000. As of March 31, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

Warrants for Common Stock

As of March 31, 2019, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three months ended March 31, 2019 and 2018, the Company recorded $83,000 and $77,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method.

No shares issuable pursuant to warrants were issued in connection with the exercise of warrants during the three months ended March 31, 2019 and 2018.

No shares issuable pursuant to warrants have been cancelled during the three months ended March 31, 2019 and 2018.

10.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of March 31, 2019, there are outstanding stock option awards issued from the 2006 Plan covering a total of 10,434 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.05 per share and the weighted average remaining contractual term is 3.84 years.

As of March 31, 2019, there are outstanding stock option awards issued from the 2013 Plan covering a total of 5,582,696 shares of the Company’s common stock and there remain reserved for future awards 678,216 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $3.26 per share, and the remaining contractual term is 8.2 years.

 In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,043,142 shares from 4,914,016 shares to a total of 6,957,158 shares, which was effective January 1, 2019.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2019
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	4,014,475	$4.56	7.4	$-
Options granted	2,145,000	$1.24
Options exercised	-
Options canceled	(566,345)	$4.63
Options outstanding, end of period	5,593,130	$3.28	8.2	$-

Vested and exercisable and expected to vest, end of period	5,291,876	$3.33	8.1	$-

Vested and exercisable, end of period	1,725,352	$5.04	5.6	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2019.

The options outstanding and exercisable as of March 31, 2019 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2019	Price	Term (Years)	March 31, 2019	Price

$1.00	-	$1.97	2,655,417	$1.38	9.67	183,487	$1.51
$2.02	-	$2.83	97,500	$2.42	8.93	12,240	$2.64
$3.03	-	$3.82	484,376	$3.55	8.81	93,126	$3.77
$4.30	-	$4.97	1,000,954	$4.52	7.69	437,550	$4.55
$5.01	-	$5.67	630,739	$5.35	5.98	411,788	$5.35
$6.00	-	$6.61	463,483	$6.02	3.47	415,932	$6.02
$7.00	-	$7.92	250,227	$7.68	6.93	160,795	$7.68
$9.92			10,424	$9.92	3.85	10,424	$9.92
$59.60	-	$149.04	10	$149.04	2.56	10	$149.04
Total:			5,593,130	$3.28	8.16	1,725,352	$5.04

Restricted Stock Awards (‘RSA”)

During the three months ended March 31, 2019, the Company granted RSAs for 364,072 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. The RSAs were granted in January 2019. A total of 1,800 shares pursuant to these RSAs were cancelled in March 2019. As of March 31, 2019, zero shares were vested and issued.

As of March 31, 2019, there are 419,147 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The sixth offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2019 and ended on March 31, 2019, and 43,759 shares were issued on March 29, 2019 at a purchase price of $0.80.

As of March 31, 2019, the remaining shares available for issuance under the 2017 ESPP were 212,560 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2019	2018

Expected term (in years)	0.25	0.25
Average volatility	74%	59%
Risk-free interest rate	2.45%	1.39%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three months ended March 31, 2019 and 2018 was $0.33 and $1.30, respectively.

Stock-Based Compensation

During the three months ended March 31, 2019 and 2018, the Company granted stock options to employees to purchase 2,117,500 and 1,251,171 shares of common stock, respectively, with a weighted average grant date fair value of $1.24 and $ 2.77 per share, respectively. There were no stock options exercised during the three months ended March 31, 2019 and 2018.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2019	2018

Expected term (in years)	5	5
Average volatility	73%	76%
Risk-free interest rate	2.53%	2.48%
Dividend yield	0%	0%

During the three months ended March 31, 2019 and 2018, the Company granted stock options to nonemployees to purchase 27,500 and 2,388 shares of common stock, respectively, with a weighted average grant date fair value of $1.22 and $2.98, respectively. There were no stock options exercised by nonemployees during the three months ended March 31, 2019 and 2018.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2019	2018

Expected term (in years)	5	10
Average volatility	73%	77%
Risk-free interest rate	2.49%	2.73%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Cost of revenue	$32	$11
Research and development	40	122
Selling, general and administrative	424	620
Total	$496	$753

As of March 31, 2019, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,607,000. These costs are expected to be recognized over a period of approximately 2.6 years.

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2019 and March 31, 2018. The Company expects that its effective tax rate for the full year 2019 will be 0%.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2019, the Company has purchased 809 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $1,489,000 and $3,273,000 for goods and services during the three months ended March 31, 2019 and 2018, respectively. The amounts due to Stellartech for accounts payable as of March 31, 2019 and December 31, 2018 were approximately $619,000 and $960,000, respectively.

13.	Restructuring Costs

In January 2019, the Company implemented a strategic organizational realignment plan to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs were approximately $742,000 and have been recorded in operating expenses in the condensed consolidated statements of operations. As of March 31, 2019, approximately $24,000 remains unpaid and is included in accrued liabilities. This amount is expected to be paid in the quarter ended June 30, 2019. The restructuring contributed to a reduction in total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 60 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	3	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	6
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	16
General surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence, and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of March 31, 2019, we have sold 746 Viveve Systems and approximately 35,500 single-use treatment tips worldwide.

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

 “At-the-Market” Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of March 31, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for gross proceeds of approximately $1,631,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $1,318,000.

CE Mark Clearance for Next Generation 2.0 Platform in Europe

In April 2019, the Company received CE Mark clearance for its next generation Viveve 2.0 CMRF system and tips in European Union and European Economic Area countries. As part of our ongoing regulatory strategy to expand the commercial launch of our Viveve 2.0 platform globally, the Company’s next generation system and its consumable treatment tips are now available in over 30 countries in Europe. The Company’s 2.0 platform significantly reduced manufacturing costs for both the next generation system and for the consumable tips since becoming available in the U.S. and it should have a positive impact on our overall gross margins going forward.

Enrollment Completed in VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness clinical study following IDE approval by the FDA. This is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual disfunction, associated with vaginal laxity. Nineteen active clinical sites in the United States enrolled 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for twelve months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three, six, nine and twelve months. Patients randomized to the sham arm will be offered the opportunity to receive a Viveve treatment once they have completed the twelve-month evaluation following the sham intervention.

The primary efficacy endpoint of the study is the mean change from baseline in the Female Sexual Function Index (FSFI) total score at twelve months post treatment. Secondary endpoints include evaluation of the mean change from baseline of the total FSFI score at six months, as well as evaluation of the mean change from baseline of the six different domains within the FSFI at six and twelve months. At months six and twelve, in addition to the FSFI, subjects will be asked to complete the Patient’s Global Impression of Improvement (PGI-I). Subjects will also be assessed for adverse events throughout the study. The Company intends to report final twelve-month clinical data from the study in the second quarter of 2020.

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

Reported Positive Twelve-Month Data from SUI Feasibility Study

In December 2018, the Company reported positive twelve-month interim data from its SUI feasibility study.  At twelve months post-treatment, 72% of women experienced improvement in one-hour pad weight test and 60% of patients experienced significant benefit as they had ≤ 1 gram of urine leakage in the one-hour pad weight test at twelve months. A clinically meaningful benefit was achieved across all patient-reported SUI symptoms and quality of life outcome measures. No device-related safety issues were reported for any of the patients.

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

Submission of IDE to FDA for Approval to Conduct SUI Trial in the United States

In September 2018, the Company submitted an Investigational Device Exemption (IDE) to the U.S. Food and Drug Administration (FDA) for authorization to begin LIBERATE-U.S., a multicenter, randomized, double-blinded, sham-controlled trial to evaluate the safety and efficacy of the Company’s proprietary technology for the improvement of stress urinary incontinence (SUI) in women. Intended enrollment for the LIBERATE-U.S. trial is approximately 240 subjects at up to 25 study sites in the United States. Subjects will be randomized in a 2:1 ratio for active and sham treatments.

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

Strategic Organizational Realignment

In January 2019, the Company implemented a strategic and organizational realignment plan (the “Strategic Organizational Realignment”) to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The Strategic Organizational Realignment included a reduction in total headcount of approximately 40 full-time employees. It also included a nearly two-thirds reduction in the Company’s direct sales organization, which has been repositioned to provide targeted market development activities to further expand awareness and adoption of Viveve’s CMRF technology in the before mentioned medical specialties. The Company’s current and prospective aesthetic medicine customers in the U.S. will be supported by a network of distributor partners under Viveve’s direction. International commercial distribution will remain unchanged through Viveve’s global network of distributor partners. The total restructuring costs for employee severance and other related termination benefits recorded in the quarter ended March 31, 2019 was approximately $742,000. As of March 31, 2019, approximately $24,000 remains unpaid and is included in accrued liabilities. This amount is expected to be paid in the quarter ended June 30, 2019. This restructuring contributed to a reduction in our total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

 Adoption of New Accounting Standard - Leases

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the renewal options for the facilities lease would be reasonably certain to be renewed and as such, included that renewal period in determining the expected lease term of that lease. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors, and expanding the scope of physicians who offer the Viveve System to include plastic surgeons, general surgeons, urologists and urogynecologists.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next nine months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

We intend to continue to meet our operating cash flow requirements through the sales of our products and by raising additional capital from the sale of equity or debt securities. If we sell our equity securities, or securities convertible into equity, to raise capital, our current stockholders will likely be substantially diluted. We may also consider the sale of certain assets, or entering into a strategic transaction, such as a merger, with a business complimentary to ours although we do not currently have plans for any such transaction. While we have been successful in raising capital to fund our operations since inception, other than as discussed in this Quarterly Report on Form 10-Q, we do not have any committed sources of financing and there are no assurances that we will be able to secure additional funding, or if we do secure additional financing that it will be on terms that are favorable to us. If we cannot obtain financing, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$3,012	$3,699	$(687)	(19)%

We recorded revenue of $3,012,000 for the three months ended March 31, 2019, compared to revenue of $3,699,000 for the three months ended March 31, 2018, a decrease of $687,000, or approximately 19%. The decrease in revenue was primarily due to sales of 43 Viveve Systems (which included 25 Viveve Systems sold in the U.S. market – 15 Viveve Systems through direct sales and 10 Viveve Systems through our U.S. distribution partner) and lower quantities of disposable products sold (which included approximately 2,300 disposable treatment tips sold globally) in the first quarter of 2019. Sales in the first quarter of 2018 included 53 Viveve Systems (which included 38 Viveve Systems sold in the U.S. market through direct sales) and approximately 5,400 disposable treatment tips.

Gross profit

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit	$1,071	$1,347	$(276)	(20)%

 Gross profit was $1,071,000, or 36% of revenue, for the three months ended March 31, 2019, compared to a gross profit of $1,347,000, or 36% of revenue, for the three months ended March 31, 2018, a decrease of $276,000, or approximately 20%. The decrease in gross profit was primarily due to the unit volume mix of products sold during the period.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$2,480	$3,756	$(1,276)	(34)%

Research and development expenses totaled $2,480,000, for the three months ended March 31, 2019, compared to research and development expense of $3,756,000 for the three months ended March 31, 2018, a decrease of $1,276,000, or approximately 34%. Spending on research and development decreased in the first quarter of 2019 primarily due to reduced engineering and development work related to our products in the period as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment, partially offset by higher clinical study costs associated with our clinical development programs in female sexual function and SUI. Research and development spending in the first quarter of 2018 included higher costs associated with engineering and development work with our contract manufacturer related to product improvement efforts primarily for our next generation 2.0 platform in advance of the 2018 commercial product release.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$6,626	$8,931	$(2,305)	(26)%

Selling, general and administrative expenses totaled $6,626,000 for the three months ended March 31, 2019, compared to $8,931,000 for the three months ended March 31, 2018, a decrease of $2,305,000, or approximately 26%. The decrease in selling, general and administrative expenses in the first quarter of 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment as well as lower professional and legal fees associated with our intellectual property. Selling, general and administrative expenses in the first quarter of 2018 included higher professional and legal fees associated with strategies to protect the Company’s intellectual property. In June 2018, we reached a favorable settlement in the Company’s patent infringement litigation with ThermiGen, LLC.

Restructuring costs

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Restructuring costs	$742	$-	$742	-

In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded for the three months ended March 31, 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

Interest expense, net

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$1,116	$1,070	$46	4%

During the three months ended March 31, 2019, we had interest expense, net of $1,116,000, compared to $1,070,000 for the three months ended March 31, 2018. The increase of $46,000, or approximately 4%, resulted primarily from the additional interest expense in 2019, which was computed on a higher term loan balance compared to 2018 due to the interest in-kind which has been added to the total outstanding principal loan amount each quarterly period.

Other expense, net

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other expense, net	$(11)	$(10)	$(1)	10%

 During the three months ended March 31, 2019, we had other expense, net, $11,000, compared to $ 10,000 for the three months ended March 31, 2018.

Loss from minority interest in limited liability company

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$125	$249	$(124)	(50)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended March 31, 2019, the allocated net loss from ICM’s operations was $125,000.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2019 and 2018

At March 31, 2019, we had $17.8 million in cash and cash equivalents. During 2018, we raised $53.8 million from the sale of common stock. At the date our financial statements for the three months ended March 31, 2019 are issued, we did not have sufficient cash to fund our operation through May 9, 2020, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on management’s plans to reduce operating expenses, including the reduction in force in January 2019, and the availability of our November 2017 ATM Facility, we believe that this substantial doubt has been alleviated.

Accordingly, we expect to satisfy our estimated liquidity needs for at least 12 months from the issuance of these condensed consolidated financial statements and have mitigated our going concern risk. However, we cannot predict, with certainty, the outcome of our future actions to generate liquidity, including the availability of additional financing.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Net cash used in operating activities	$(11,558)	$(15,191)
Net cash used in investing activities	(179)	(462)
Net cash provided by financing activities	35	33,301
Net increase in cash and cash equivalents	$(11,702)	$17,648

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $11,558,000 for the three months ended March 31, 2019 compared to $15,191,000 used for the three months ended March 31, 2018. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2019 consisted of a net loss of $10,029,000 adjusted for non-cash expenses including provision for doubtful accounts of $111,000, depreciation and amortization of $311,000, stock-based compensation of $496,000, non-cash interest expense of $399,000, loss from minority interest in limited liability company of $125,000 and cash outflows from changes in operating assets and liabilities of $2,981,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $815,000, decrease in inventory $206,000, an increase in prepaid expenses and other current assets of $559,000 and an increase in other noncurrent assets of $17,000, a decrease in accrued and other liabilities of $2,202,000 and a decrease in accounts payable $1,310,000, partially offset by an increase of other noncurrent liabilities of $52,000. Net cash used during the three months ended March 31, 2018 consisted of a net loss of $12,669,000 adjusted for non-cash expenses including provision for doubtful accounts of $42,000, depreciation and amortization of $150,000, stock-based compensation of $753,000, non-cash interest expense of $386,000, loss from minority interest in limited liability company of $249,000, and cash outflows from changes in operating assets and liabilities of $4,102,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $828,000, increase in inventory of $1,497,000, an increase in prepaid expenses and other current assets of $561,000, a decrease in accounts payable of $934,000, and a decrease in accrued and other liabilities of $366,000, partially offset by an increase in other noncurrent liabilities of $86,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $179,000 and $462,000 respectively. Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $35,000, which was the result of the proceeds from purchases of common shares under the 2017 ESPP.

Net cash provided by financing activities during the three months ended March 31, 2018 was $33,301,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,275,000) and gross proceeds of $1,057,000 from our November 2017 ATM Facility (partially offset by transaction costs of $46,000).

As of March 31, 2019, there is a balance of $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,369,000 available for future issuance under the November 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of March 31, 2019, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$47,203	$2,814	$23,888	$20,501	$-
Non-cancellable operating lease obligations	389	298	91	-	-
Total	$47,592	$3,112	$23,979	$20,501	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $32,068,000 as of March 31, 2019.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on March 15, 2019, for a more complete description of our significant accounting policies. Except for the adoption of the new leases accounting standard on January 1, 2019, there have been no material changes to the significant accounting policies during the three months ended March 31, 2019.

Recent Accounting Pronouncements

The Company adopted FASB’s ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the renewal options for the facilities lease would be reasonably certain to be renewed and as such, included that renewal period in determining the expected lease term of that lease. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $629,000 and operating lease liabilities of $629,000, as of January 1, 2019. The standard did not have an impact on our consolidated results of operations, cash flows or stockholders’ equity previously reported. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We adopted this guidance as of January 1, 2019 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of March 31, 2019, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $17.8 million as of March 31, 2019.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019, and December 31, 2018, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 , the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2018, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A.	Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

On March 12, 2019, the Company issued 27,473 shares of its common stock (the “Acorn Shares”) to Acorn Management Partners, L.L.C., an accredited investor, at a price per share of $0.91, or an aggregate offering price of approximately $25,000, in a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from the sale, as the Acorn Shares were issued as compensation for services rendered under a consulting agreement between the parties and pursuant to the terms set forth in such consulting agreement. The Company did not engage in general solicitation or general advertising with respect to the offering.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware

3.1.2(2)	Amended and Restated Certificate of Incorporation

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.2(2)	Amended and Restated Bylaws

10.1*	Relocation Agreement, by and between Viveve Medical, Inc. and Jim Robbins, dated August 22, 2017

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 9, 2019	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)