Form 10-Q
period 2019-06-30
VIVEVE MEDICAL, INC.
filed 2019-08-08
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the issuer had 46,613,204 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,506	$29,523
Accounts receivable, net of allowance for doubtful accounts of $469 and $284 as of June 30, 2019 and December 31, 2018, respectively	3,556	5,704
Inventory	4,714	4,119
Prepaid expenses and other current assets	2,768	2,558
Total current assets	20,544	41,904
Property and equipment, net	2,726	2,916
Investment in limited liability company	1,580	1,843
Other assets	646	171
Total assets	$25,496	$46,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,606	$3,994
Accrued liabilities	5,278	6,766
Total current liabilities	6,884	10,760
Note payable, noncurrent portion	31,271	30,528
Other noncurrent liabilities	1,010	634
Total liabilities	39,165	41,922
Commitments and contingences (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value;
75,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 46,574,958 and 46,363,945 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	161,464	160,292
Accumulated deficit	(175,138)	(155,385)
Total stockholders’ equity (deficit)	(13,669)	4,912
Total liabilities and stockholders’ equity (deficit)	$25,496	$46,834

(1) The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$1,052	$5,525	$4,064	$9,224
Cost of revenue	941	2,711	2,882	5,063
Gross profit	111	2,814	1,182	4,161

Operating expenses:
Research and development	2,902	3,672	5,382	7,428
Selling, general and administrative	5,530	9,437	12,156	18,368
Restructuring costs	-	-	742	-
Total operating expenses	8,432	13,109	18,280	25,796
Loss from operations	(8,321)	(10,295)	(17,098)	(21,635)
Interest expense, net	(1,194)	(1,063)	(2,310)	(2,133)
Other expense, net	(71)	-	(82)	(10)
Net loss from consolidated companies	(9,586)	(11,358)	(19,490)	(23,778)
Loss from minority interest in limited liability company	(138)	(158)	(263)	(407)
Comprehensive and net loss	$(9,724)	$(11,516)	$(19,753)	$(24,185)

Net loss per share:
Basic and diluted	$(0.21)	$(0.37)	$(0.43)	$(0.85)

Weighted average shares used in computing net loss per common share:
Basic and diluted	46,494,274	31,305,386	46,433,421	28,591,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2018	46,363,945	$5	$160,292	$(155,385)	$4,912
Stock-based compensation expense	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	43,759	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	27,473	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	625	-	1	-	1
Net loss	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	46,435,802	$5	$160,823	$(165,414)	$(4,586)
Stock-based compensation expense	-	-	562		562
Issuance of common shares from employee stock purchase plan	60,740	-	20		20
Restricted stock awards issued to directors for quarterly compensation	52,791	-	48		48
Issuance of restricted common shares in connection with consulting agreement	25,000	-	11		11
Issuance of common shares in connection with restricted stock award to employee	625	-	-		-
Net loss	0	-	-	(9,724)	(9,724)
Balances as of June 30, 2019	46,574,958	5	161,464	(175,138)	(13,669)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2017	19,503,558	$2	$102,979	$(105,581)	$(2,600)
February 2018 Offering, net of issuance costs	11,500,000	1	32,224	-	32,225
November 2017 ATM Facility, net of issuance cost	208,277	-	1,011	-	1,011
Stock-based compensation expense	-	-	645	-	645
Issuance of restricted stock awards to directors and consultant	22,137	-	108	-	108
Issuance of common shares from employee stock purchase plan	20,744	-	65	-	65
Cumulative effect adjustment from adoption of new accounting standard – ASC 606	-	-	-	177	177
Net loss	-	-	-	(12,669)	(12,669)
Balances as of March 31, 2018	31,254,716	$3	$137,032	$(118,073)	$18,962
November 2017 ATM Facility, net of issuance cost	65,252	-	171	-	171
February 2018 Offering issuance costs	-	-	(11)	-	(11)
Stock-based compensation expense	-	-	709	-	709
Issuance of common shares from employee stock purchase plan	25,618	-	59	-	59
Issuance of restricted stock awards to directors and consultant	20,922	-	67	-	67
Issuance of restricted common shares	100,000	-	256	-	256
Net loss	-	-	-	(11,516)	(11,516)
Balances as of June 30, 2018	31,466,508	$3	$138,283	$(129,589)	$8,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	SIx Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(19,753)	$(24,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	185	32
Depreciation and amortization	547	334
Stock-based compensation	1,117	1,529
Fair value of common shares issued	-	256
Non-cash interest expense	843	776
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	5	-
Loss from minority interest in limited liability company	263	407
Loss on disposal of property and equipment	65	-
Changes in assets and liabilities:
Accounts receivable	1,963	(1,060)
Inventory	(299)	(1,930)
Prepaid expenses and other current assets	(210)	(283)
Other noncurrent assets	40	14
Accounts payable	(2,388)	68
Accrued and other liabilities	(1,736)	635
Other noncurrent liabilities	104	173
Net cash used in operating activities	(19,254)	(23,234)

Cash flows from investing activities:
Purchase of property and equipment	(718)	(803)
Net cash used in investing activities	(718)	(803)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	33,396
Proceeds from issuance of common shares from employee stock purchase plan	55	124
Transaction costs in connection with note payable	(100)	-
Net cash provided by (used in) financing activities	(45)	33,520
Net increase (decrease) in cash and cash equivalents	(20,017)	9,483

Cash and cash equivalents - beginning of period	29,523	20,730
Cash and cash equivalents - end of period	$9,506	$30,213

Supplemental disclosure:
Cash paid for interest	$1,364	$1,315
Cash paid for income taxes	$-	$2

Supplemental disclosure of cash flow information as of end of period:
Issuance of note payable in settlement of accrued interest	$642	$616
Net transfer of equipment between inventory and property and equipment	$(296)	$159

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$73
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)	$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). During the three and six months ended June 30, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three and six months ended June 30, 2018, the Company sold 65,252 and 273,529 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000 and $1,183,000. As of June 30, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 15, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $175,138,000, cash and cash equivalents of $9,506,000 and working capital of $13,660,000. Additionally, the Company used $7,696,000 in cash for operations in the three months ended June 30, 2019 and $19,254,000 in cash for operations for the six months ended June 30, 2019. The Company will require additional cash funding to fund operations through August 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Changes in Accounting Policies

Except for the changes for the adoption of the new accounting standard for leases, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2019, three distributors, collectively, accounted for 55% of the Company’s revenue. During the three months ended June 30, 2018, one distributor accounted for 13% of the Company’s revenue. During the six months ended June 30, 2019, two distributors, collectively, accounted for 32 % of the Company’s revenue. During the six months ended June 30, 2018, one distributor accounted for 23% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019, four distributors, collectively, accounted for 64% of total accounts receivable, net. As of December 31, 2018, three distributors, collectively, accounted for 54% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $469,000 as of June 30, 2019 and $284,000 as of December 31, 2018.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System have a rental period of six months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented.

In connection with the lease of the Viveve System, the Company offers single-use treatment tips and ancillary consumables that are considered nonlease components. In the contracts with lease and nonlease components, the Company follows the relevant guidance in ASC 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and nonlease components.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of June 30, 2019 or December 31, 2018. The Company had customer contracts liabilities in the amount of $552,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of June 30, 2019 and $686,000 as of December 31, 2018.

The following table reflects the changes in our customer contract liabilities for the six months ended June 30, 2019:

	June 30,	December 31,	Six Months
	2019	2018	Change

Customer contracts liabilities:
Marketing programs	$552	$639	$(87)
Other	-	47	(47)
Total	$552	$686	$(134)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended June 30, 2019 and 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and six months ended June 30, 2019 and 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

North America	$663	$4,552	$2,455	$7,158
Asia Pacific	343	630	1,310	1,521
Europe and Middle East	43	329	289	531
Latin America	3	14	10	14
Total	$1,052	$5,525	$4,064	$9,224

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and six months ended June 30, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months and six months ended June 30, 2019 and 2018, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Six Months Ended
	June 30,
	2019	2018

Stock options to purchase common stock	5,314,375	4,209,355
Warrants to purchase common stock	642,622	642,622
Restricted common stock awards	393,051	66,250

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2019, and December 31, 2018 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of June 30, 2019, the Company has purchased approximately 4,800 units of ICM products. The Company paid ICM approximately $27,000 for product related costs during the three and six months ended June 30, 2019.  There were no amounts due to ICM for the accounts payable as of June 30, 2019 and December 31, 2018.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of June 30, 2019, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months and six ended June 30, 2019, the allocated net loss from ICM’s operations was $138,000 and $263,000, respectively, that was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018

Accrued sales commission	$723	$1,743
Accrued interest	689	683
Accrued bonuses	607	837
Accrued professional fees	635	978
Accrued payroll and other related expenses	632	877
Customer contracts liabilities	552	686
Deferred revenue - systems rental program	398	-
Accrued clinical trial costs	346	84
Current operating lease liabilities	248	-
Travel and entertainment	123	280
Accrued sales & use tax	39	259
Other accruals	286	339
Total accrued liabilities	$5,278	$6,766

6.	Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three and six months ended June 30, 2019, the Company paid interest in-kind of $324,000 and $642,000, respectively, which was added to the total outstanding principal loan amount. During the three and six months ended June 30, 2018, the Company paid interest in-kind of $311,000 and $616,000, respectively, which was added to the total outstanding principal loan amount. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of June 30, 2019, interest accrued related to the final payment fee in the amount of $663,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of June 30, 2019, the Company was in compliance with all covenants.

As of June 30, 2019 and December 31, 2018, $31,271,000 and $30,528,000, respectively, was recorded on the balance sheets under the 2017 Loan Agreement, respectively, which is net of the remaining unamortized debt discount.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 222,049 shares of the Company’s common stock at an exercise price of $9.50 per share (See Note 9).

As of June 30, 2019, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2019 (remaining six months)	$1,414
2020	2,901
2021	16,673
2022	19,306
2023	6,220
Total payments	46,514
Less: Amount representing interest	(14,121)
Present value of obligations	32,393
Less: Unamortized debt discount	(1,122)
Note payable, noncurrent portion	$31,271

7.	Leases

Lessee:

The following information pertains to those operating lease agreements where the Company is the lessee.

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

Rent expense for the three and six months ended June 30, 2018 was $90,000 and $228,000.

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

The following table reflects the Company's lease assets and lease liabilities at June 30, 2019 and January 1, 2019 (in thousands):

	June 30,	January 1,
	2019	2019

Assets:
Operating lease right-of-use assets	$515	$629

Liabilities:
Current operating lease liabilities	$248	$230
Noncurrent operating lease liabilities	272	399
	$520	$629

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three and six months ended June 30, 2019 was $75,000 and $150,000, respectively.

As of June 30, 2019, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2019 (remaining six months)	$149
2020	303
2021	137
Total lease payments	589
Less: Amount representing interest	(69)
Present value of lease liabilities	$520

The weighted average remaining lease term was approximately 23 months as of June 30, 2019. The weighted average discount rate for the three and six months ended June 30, 2019 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of June 30, 2019, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2019 (remaining six months)	$339
2020	68
Thereafter	-
Total	$407

As of June 30, 2019, $350,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and six months ended June 30, 2019 is $6,000, respectively.

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

Through the November 2017 ATM Facility, the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the three and six months ended June 30, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three and six months ended June 30, 2018, the Company sold 65,252 and 273,529 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $172,000 and $1,183,000. As of June 30, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,318,000.

Warrants for Common Stock

As of June 30, 2019, outstanding warrants to purchase shares of common stock were as follows:

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
				642,622

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 222,049, shares of common stock at an exercise price of $9.50 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and six months ended June 30, 2019, the Company recorded $119,000 and $202,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and six months ended June 30, 2018, the Company recorded $83,000 and $160,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method.

No shares issuable pursuant to warrants were issued in connection with the exercise of warrants during the three and six months ended June 30, 2019 and 2018.

No shares issuable pursuant to warrants have been cancelled during the three and six months ended June 30, 2019 and 2018.

10.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of June 30, 2019, there are outstanding stock option awards issued from the 2006 Plan covering a total of 10,434 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $10.05 per share and the weighted average remaining contractual term is 3.59 years.

As of June 30, 2019, there are outstanding stock option awards issued from the 2013 Plan covering a total of 5,303,941 shares of the Company’s common stock and there remain reserved for future awards 904,651 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $3.00 per share, and the remaining contractual term is 8.64 years.

In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,043,142 shares from 4,914,016 shares to a total of 6,957,158 shares, which was effective January 1, 2019.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2019
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	4,014,475	$4.56	7.4	$-
Options granted	2,335,000	$1.18
Options exercised	-
Options canceled	(1,035,100)	$4.94
Options outstanding, end of period	5,314,375	$3.00	8.6	$-

Vested and exercisable and expected to vest, end of period	5,054,030	$3.04	8.6	$-

Vested and exercisable, end of period	1,790,963	$4.26	7.6	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2019.

The options outstanding and exercisable as of June 30, 2019 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2019	Price	Term (Years)	June 30, 2019	Price

$0.38	-	$0.58	190,000	$0.53	9.93	-	$-
$1.00	-	$1.97	2,643,195	$1.38	9.42	485,265	$1.52
$2.02	-	$2.83	85,000	$2.48	8.62	20,520	$2.65
$3.03	-	$3.82	474,376	$3.55	8.55	175,002	$3.65
$4.30	-	$4.97	920,023	$4.52	8.11	409,403	$4.55
$5.01	-	$5.67	510,696	$5.37	7.11	317,831	$5.37
$6.00	-	$6.61	242,627	$6.03	6.29	209,608	$6.01
$7.00	-	$7.92	238,024	$7.70	7.04	162,900	$7.71
$9.92	-	$9.92	10,424	$9.92	3.60	10,424	$9.92
$59.60	-	$149.04	10	$149.04	2.31	10	$149.04
Total:			5,314,375	$3.00	8.64	1,790,963	$4.26

Restricted Stock Awards (‘RSA”)

In June 2019, the Company issued 25,000 shares to a consultant in connection with the vesting of an RSA granted to the consultant in June 2018.

In April 2019, the Company issued 52,791 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $0.91 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 52,791 shares of common stock were issued.

In January 2019, the Company granted RSAs for 364,072 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. A total of 2,271shares pursuant to these RSAs were cancelled in the three and six months ended June 30, 2019. As of June 30, 2019, zero shares were vested and issued.

As of June 30, 2019, there are 393,051 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The seventh offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on April 1, 2019 and ended on June 30, 2019, and 60,740 shares were issued on June 28, 2019 at a purchase price of $0.32.

The sixth offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2019 and ended on March 31, 2019, and 43,759 shares were issued on March 29, 2019 at a purchase price of $0.80.

As of June 30, 2019, the remaining shares available for issuance under the 2017 ESPP were 151,820 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Expected term (in years)	0.25	0.25	0.25	0.25
Average volatility	87%	74%	81%	67%
Risk-free interest rate	2.43%	1.73%	2.44%	1.58%
Dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and six months ended June 30, 2019 was $0.95 and $0.68, respectively and during the three and six months ended June 30, 2018 was $0.95 and $1.11, respectively.

Stock-Based Compensation

During the three months ended June 30, 2019 and 2018, the Company granted stock options to employees to purchase 190,000 and 570,000 shares of common stock with a weighted average grant date fair value of $0.33 and $1.34 per share, respectively. During the six months ended June 30, 2019 and 2018, the Company granted stock options to employees to purchase 2,307,500 and 1,821,171 shares of common stock with a weighted average grant date fair value of $1.18 and $2.32 per share, respectively. There were no stock options exercised during the three and six months ended June 30, 2019 and 2018.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Expected term (in years)	5	5	5	5
Average volatility	75%	69%	73%	75%
Risk-free interest rate	2.03%	2.82%	2.49%	2.63%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2019, the Company granted stock options to nonemployees to purchase 27,500 shares of common stock with a weighted average grant date fair value of $1.22. During the three and six months ended June 30, 2018, the Company granted stock options to nonemployees to purchase 200,000 and 202,388 shares of common stock with a weighted average grant date fair value of $1.59 and $1.61 respectively. There were no stock options exercised by nonemployees during the three and six months ended June 30, 2019 and 2018.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Expected term (in years)	N/A	10	5	10
Average volatility	N/A	91%	73%	91%
Risk-free interest rate	N/A	2.85%	2.49%	2.85%
Dividend yield	N/A	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Cost of revenue	$34	$17	$66	$28
Research and development	53	65	93	187
Selling, general and administrative	534	693	958	1,314
Total	$621	$775	$1,117	$1,529

As of June 30, 2019, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,143,620. These costs are expected to be recognized over a period of approximately 2.38 years.

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2019. The Company expects that its effective tax rate for the full year 2019 will be 0%.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2019, the Company has purchased 845 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $1,820,000 and $2,325,000 for goods and services during the three months ended June 30, 2019 and 2018, respectively, and approximately $3,132,000 and $5,598,000 for the six months ended June 30, 2019 and 2018, respectively. The amounts due to Stellartech for accounts payable as of June 30, 2019 and December 31, 2018 were approximately $465,000 and $960,000, respectively.

13.	Restructuring Costs

In January 2019, the Company implemented a strategic organizational realignment plan to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs were approximately $742,000 and have been recorded in operating expenses in the condensed consolidated statements of operations. As of June 30, 2019, approximately $24,000 remains unpaid and is included in accrued liabilities. This amount is expected to be paid in the quarter ended September 30, 2019. The restructuring contributed to a reduction in total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 57 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	3 (including the U.S.)
General Surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	5
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
General Surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of June 30, 2019, we have sold 774 Viveve Systems and approximately 37,850 single-use treatment tips worldwide.

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

Recent Events

Nasdaq Delisting Notice

On May 13, 2019 and May 21, 2019, the Company received written notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that the Company was not in compliance with the minimum bid price requirements as well as the market value of listed securities requirements. These notices do not impact the Company’s listing on The Nasdaq Capital Market at this time. Both notification letters state that the Company has 180 calendar days, or until November 11, 2019 and November 18, 2019, respectively, to regain compliance. There is the possibility for an additional 180-day compliance period for the minimum bid price compliance violation. However, no additional compliance period is applicable to the market value of listed securities or alternative standards noncompliance.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company will also consider available options to resolve the other listing deficiencies and regain compliance with all applicable Nasdaq rules.

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a remaining capacity of $18.4 million.

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

 “At-the-Market” Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company may offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). As of June 30, 2019, the Company has sold 336,498 shares of common stock under the November 2017 ATM Facility for gross proceeds of approximately $1,631,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $1,318,000.

CE Mark Clearance for Next Generation 2.0 Platform in Europe

In April 2019, the Company received CE Mark clearance for its next generation Viveve 2.0 CMRF system and tips in European Union and European Economic Area countries. As part of our ongoing regulatory strategy to expand the commercial launch of our Viveve 2.0 CMRF system globally, the Company’s next generation system and its consumable treatment tips are now available in over 30 countries in Europe. The Company’s Viveve 2.0 CMRF system significantly reduced manufacturing costs for both the next generation system and for the consumable tips since becoming available in the U.S. and it should have a positive impact on our overall gross margins going forward.

Enrollment Completed in VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness clinical study following IDE approval by the FDA. This is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual disfunction, associated with vaginal laxity. Nineteen (19) active clinical sites in the United States enrolled 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment date, randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients will be followed for twelve months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three, six, nine and twelve months. Patients randomized to the sham arm will be offered the opportunity to receive a Viveve treatment once they have completed the twelve-month evaluation following the sham intervention.

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

Clinical Results Reported from LIBERATE-International SUI Trial

In August 2019, clinical results for the LIBERATE-International study in stress urinary incontinence ("SUI") were reported by the Company. While the study did not meet its primary endpoint, review of the full clinical data demonstrates a consistency of benefit at six months post-treatment across all endpoints in the majority of patients within both groups. The Company’s analysis of the results is ongoing. However, the Company remains optimistic that there may be a path forward for our SUI clinical development program, with physicians around the world consistently reporting positive and durable SUI patient outcomes in their practices. The Company is further analyzing the data and evaluating potential options.

In July 2019, topline results for the LIBERATE-International study in SUI were reported by the Company. Statistical significance was not achieved on the primary endpoint of mean change from baseline on the 1-hour Pad Weight Test at six months post-treatment compared to the control group. The median change from baseline at six months post-treatment was -8.0g in the active group of 66 subjects (baseline median 12.8g) and -8.0g in the sham-control group of 33 subjects (baseline median 12.9g).

LIBERATE International was a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients were followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six months.

The primary efficacy endpoint was the 6-month change from baseline in the one-hour pad weight test, and the study protocol includes 6 months of safety follow-up, as well as assessments of other secondary endpoints, including: 24-hour pad weight test, daily incontinence episodes, as well as composite scores from the validated UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire), and ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form) outcome questionnaires.

Health Canada issued an authorization to conduct the investigational testing. The study was conducted in Canada to evaluate support for SUI indications in Canada, the European Union and several other international countries. .

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

This single-arm feasibility study included 36 subjects with mild to moderate SUI (based on the one-hour pad weight test) who underwent treatment with Viveve’s CMRF technology under a proprietary treatment protocol. Clinical results included the objective one-hour pad weight test and seven-day bladder voiding diary, as well as composite scores from multiple validated patient-reported outcomes, including: UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire) and ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form).

Submission of IDE to FDA for Approval to Conduct SUI Trial in the United States

In September 2018, the Company submitted an Investigational Device Exemption (IDE) to the U.S. Food and Drug Administration (FDA) for authorization to begin LIBERATE-U.S., a multicenter, randomized, double-blinded, sham-controlled trial to evaluate the safety and efficacy of the Company’s proprietary CMRF technology for the improvement of SUI in women. Intended enrollment for the LIBERATE-U.S. trial is approximately 240 subjects at up to 25 study sites in the United States. Subjects will be randomized in a 2:1 ratio for active and sham treatments.

In October 2018, the FDA sent a letter to the Company stating that the FDA did not approve the IDE submission for the LIBERATE-U.S. study and requesting the Company to submit additional safety testing as part of an IDE re-submission.  Viveve has had ongoing discussions with the FDA regarding such safety testing.  The decision and timing to conduct the safety testing and re-submit the IDE to the FDA upon testing  completion is under strategic assessment by the Company pending review of the complete data set from the LIBERATE-International SUI Trial.

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. The new commercial sales model successfully increased physician adoption rates in the first month and is continuing to gain traction in the U.S. market. In June 2019, Viveve Systems placed with new customers represented a higher monthly productivity rate per sales representative than any prior month in the company’s history. Sale of Viveve products outside of the U.S. will continue to be supported by the Company’s current distributors without significant change to the international business model.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under ASU Topic 842 and meets the classification criteria for an operating lease. Revenue from the rental program is included in rental revenue. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of 5 years. When other products (“nonlease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and nonlease components.

Strategic Organizational Realignment

In January 2019, the Company implemented a strategic and organizational realignment plan (the “Strategic Organizational Realignment”) to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The Strategic Organizational Realignment included a reduction in total headcount of approximately 40 full-time employees. It also included a nearly two-thirds reduction in the Company’s direct sales organization, which has been repositioned to provide targeted market development activities to further expand awareness and adoption of Viveve’s CMRF technology in the before mentioned medical specialties. The Company’s current and prospective aesthetic medicine customers in the U.S. will be supported by a network of distributor partners under Viveve’s direction. International commercial distribution will remain unchanged through Viveve’s global network of distributor partners. The total restructuring costs for employee severance and other related termination benefits were approximately $742,000 and it was recorded in the quarter ended March 31, 2019. As of June 30, 2019, approximately $24,000 remains unpaid and is included in accrued liabilities. This amount is expected to be paid in the quarter ending September 30, 2019. This restructuring contributed to a reduction in our total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$1,052	$5,525	$(4,473)	(81)%

We recorded revenue of $1,052,000 for the three months ended June 30, 2019, compared to revenue of $5,525,000 for the three months ended June 30, 2018, a decrease of $4,473,000, or approximately 81%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the second quarter of 2019 included 4 Viveve Systems and approximately 2,200 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company placed 24 Viveve Systems in the U.S. market. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease (upon completion of system installation and training). No rental revenue was recognized in the second quarter of 2019. We will begin to recognize rental revenue in July 2019. Sales in the second quarter of 2018 included 85 Viveve Systems (which included 69 Viveve Systems sold in the U.S. market through direct sales) and approximately 2,700 disposable treatment tips sold globally.

Gross profit

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit	$111	$2,814	$(2,703)	(96)%

 Gross profit was $111,000, or 11% of revenue, for the three months ended June 30, 2019, compared to a gross profit of $2,814,000, or 51% of revenue, for the three months ended June 30, 2018, a decrease of $2,703,000, or approximately 96%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model during the second quarter of 2019.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$2,902	$3,672	$(770)	(21)%

 Research and development expenses totaled $2,902,000, for the three months ended June 30, 2019, compared to research and development expense of $3,672,000 for the three months ended June 30, 2018, a decrease of $770,000, or approximately 21%. Spending on research and development decreased in the second quarter of 2019 primarily due to reduced engineering and development work related to our products in the period as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019, partially offset by higher clinical study costs associated with our clinical development programs in female sexual function and SUI. Research and development spending in the second quarter of 2018 included higher costs associated with engineering and development work with our contract manufacturer related to product improvement efforts primarily for our next generation 2.0 platform in advance of the 2018 commercial product release.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$5,530	$9,437	$(3,907)	(41)%

Selling, general and administrative expenses totaled $5,530,000 for the three months ended June 30, 2019, compared to $9,437,000 for the three months ended June 30, 2018, a decrease of $3,907,000, or approximately 41%. The decrease in selling, general and administrative expenses in the second quarter of 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019 as well as lower professional and legal fees associated with our intellectual property. Selling, general and administrative expenses in the second quarter of 2018 included higher professional and legal fees associated with strategies to protect the Company’s intellectual property. In June 2018, we reached a favorable settlement in the Company’s patent infringement litigation with ThermiGen, LLC.

  Interest expense, net

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$1,194	$1,063	$131	12%

 During the three months ended June 30, 2019, we had interest expense, net of $1,194,000, compared to $1,063,000 for the three months ended June 30, 2018. The increase of $131,000, or approximately 12%, resulted primarily from the additional interest expense in 2019, which was computed on a higher term loan balance compared to 2018 due to the interest in-kind which has been added to the total outstanding principal loan amount each quarterly period.

Other expense, net

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other expense, net	$71	$-	$71	100%

  During the three months ended June 30, 2019, we had other expense, net, $ 71,000, compared to zero for the three months ended June 30, 2018.

Loss from minority interest in limited liability company

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$138	$158	$(20)	(13)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended June 30, 2019, the allocated net loss from ICM’s operations was $138,000, compared to $158,000 for the three months ended June 30, 2018

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$4,064	$9,224	$(5,160)	(56)%

We recorded revenue of $4,064,000 for the six months ended June 30, 2019, compared to revenue of $9,224,000 for the six months ended June 30, 2018, a decrease of $5,160,000, or approximately 56%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the first half of 2019 included sales of 47 Viveve Systems (which included 28 Viveve Systems sold in the U.S. market – 17 Viveve Systems through direct sales and 11 Viveve Systems through our U.S. distribution partner) and approximately 4,500 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company placed 24 Viveve Systems in the U.S. market. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease (upon completion of system installation and training). No rental revenue was recognized in the first half of 2019. We will begin to recognize rental revenue in July 2019. Sales in the first half of 2018 included 138 Viveve Systems (which included 107 Viveve Systems sold in the U.S. market through direct sales) and approximately 3,300 disposable treatment tips sold globally.

Gross profit

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit	$1,182	$4,161	$(2,979)	(72)%

Gross profit was $1,182,000, or 29% of revenue, for the six months ended June 30, 2019, compared to a gross profit of $4,161,000, or 45% of revenue, for the six months ended June 30, 2018, a decrease of $2,979,000, or approximately 72%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model in the second quarter of 2019.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$5,382	$7,428	$(2,046)	(28)%

Research and development expenses totaled $5,382,000 for the six months ended June 30, 2019, compared to research and development expense of $7,428,000 for the six months ended June 30, 2018, a decrease of $2,046,000 or approximately 28%. Spending on research and development decreased in the first half of 2019 primarily due to reduced engineering and development work related to our products in the period as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment, partially offset by higher clinical study costs associated with our clinical development programs in female sexual function and SUI. Research and development spending in the first half of 2018 included higher costs associated with engineering and development work with our contract manufacturer related to product improvement efforts primarily for our next generation 2.0 platform in advance of the 2018 commercial product release.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$12,156	$18,368	$(6,212)	(34)%

 Selling, general and administrative expenses totaled $12,156,000 for the six months ended June 30, 2019, compared to $18,368,000 for the six months ended June 30, 2018, a decrease of $6,212,000 or approximately 34%. The decrease in selling, general and administrative expenses in the first half of 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment as well as lower professional and legal fees associated with our intellectual property. Selling, general and administrative expenses in the first half of 2018 included higher professional and legal fees associated with strategies to protect the Company’s intellectual property. In June 2018, we reached a favorable settlement in the Company’s patent infringement litigation with ThermiGen, LLC.

Restructuring costs

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Restructuring costs	$742	$-	$742	100%

 In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded for the six months ended June 30, 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in the second quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

Interest expense, net

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$2,310	$2,133	$177	8%

 During the six months ended June 30, 2019, we had interest expense, net of $2,310,000, compared to $2,133,000 for the six months ended June 30, 2018. The increase of $177,000, or approximately 8%, resulted primarily from the additional interest expense in the first half of 2019, which was computed on a higher term loan balance compared to the first half of 2018 due to the interest in-kind which has been added to the total outstanding principal loan amount each quarterly period.

Other expense, net

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other expense, net	$82	$10	$72	720%

 During the six months ended June 30, 2019, we had other expense, net, of $82,000, compared to $10,000 for the six months ended June 30, 2018.

 Loss from minority interest in limited liability company

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$263	$407	$(144)	(35)%

 The Company uses the equity method to account for its investment in ICM. For the six months ended June 30, 2019, the allocated net loss from ICM’s operations was $263,000, compared to $407,0000 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2019 and 2018

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $175,138,000, cash and cash equivalents of $9,506,000 and working capital of $13,660,000. Additionally, the Company used $7,696,000 in cash for operations in the three months ended June 30, 2019 and $19,254,000 in cash for operations for the six months ended June 30, 2019. At the date our financial statements for the three months ended June 30, 2019 are issued, we did not have sufficient cash to fund our operations through August 8, 2020, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The Company will require additional cash funding to fund operations through August 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit the Company’s ability to achieve its strategic objectives. There can be no assurance that financing will be available on acceptable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2019	2018

Net cash used in operating activities	$(19,254)	$(23,234)
Net cash used in investing activities	(718)	(803)
Net cash provided by (used in) financing activities	(45)	33,520
Net increase in cash and cash equivalents	$(20,017)	$9,483

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $19,254,000 for the six months ended June 30, 2019 compared to $23,234,000 used for the six months ended June 30, 2018. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2019 consisted of a net loss of $19,753,000 adjusted for non-cash expenses including depreciation and amortization of $547,000, stock-based compensation of $1,117,000, non-cash interest expense of $843,000, and cash outflows from changes in operating assets and liabilities of $2,526,000. The change in operating assets and liabilities was primarily due to a decrease in accounts payable of $2,388,000, a decrease in accrued and other liabilities of $1,736,000, an increase in inventory of $299,000, an increase in prepaid expenses and other current assets of $210,000, partially offset by a decrease in accounts receivable of $1,963,000, an increase in other noncurrent liabilities of $104,000, and a decrease in other noncurrent assets of $40,000. Net cash used during the six months ended June 30, 2018 consisted of a net loss of $24,185,000 adjusted for non-cash expenses including provision for doubtful accounts of $32,000, depreciation and amortization of $334,000, stock-based compensation of $1,529,000, fair value of common stock issued of $256,000, non-cash interest expense of $776,000, loss from minority interest in limited liability company of $407,000, and cash outflows from changes in operating assets and liabilities of $2,383,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $1,060,000, increase in inventory of $1,930,000, an increase in prepaid expenses and other current assets of $283,000, an increase in accounts payable of $68,000, and an increase in accrued and other liabilities of $635,000, and an increase in other noncurrent liabilities of $173,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 was $718,000 and $803,000, respectively. Net cash used in investing activities during the six months ended June 30, 2019 and 2018 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 was $45,000, which was the result of transaction costs of $100,000 in connection with note payable, partially offset by the proceeds of $55,000 from purchases of common shares under the 2017 ESPP.

Net cash provided by financing activities during the six months ended June 30, 2018 was $33,520,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,286,000) and gross proceeds of $1,316,000 from our November 2017 ATM Facility (partially offset by transaction costs of $133,000).

As of June 30, 2019, there is a balance of $25,000,000 available for future issuance under the 2017 Shelf Registration Statement, and approximately $23,369,000 available for future issuance under the November 2017 ATM Facility.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of June 30, 2019, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$46,514	$2,842	$28,065	$15,607	$-
Non-cancellable operating lease obligations	313	276	37	-	-
Total	$46,827	$3,118	$28,102	$15,607	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $32,068,000 as of June 30, 2019.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on March 15, 2019, for a more complete description of our significant accounting policies. Except for the adoption of the new leases accounting standard on January 1, 2019, there have been no material changes to the significant accounting policies during the six months ended June 30, 2019.

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

Nasdaq Delisting Notice

On May 13, 2019, we received written notice (the “First Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from March 28, 2019 to May 10, 2019, we no longer meet the minimum bid price requirement.

The First Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The First Notification Letter states that we have 180 calendar days, or until November 11, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by November 11, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Additionally, on May 21, 2019, we received written notice (the “Second Notification Letter”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the market value of listed securities requirements set forth in Nasdaq Listing Rule 5550(b)(2), or the alternative standards of Nasdaq Listing Rule 5550(b)(1), which requires a listed company to have minimum stockholders’ equity of $2.5 million, or Nasdaq Listing Rule 5550(b)(3), which requires a listed company to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a market value of at least $35 million for the previous thirty (30) consecutive business days for continued listing on The Nasdaq Capital Market. Based on our market value of listed securities for the thirty (30) consecutive business days from April 8, 2019 to May 20, 2019, we no longer meet the market value of listed securities requirement. In addition, we do not satisfy the alternative requirements of sufficient minimum stockholders’ equity or sufficient net income from continuing operations.

The Second Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The Second Notification Letter states that we have 180 calendar days, or until November 18, 2019, to regain compliance with Nasdaq Listing Rule 5550(b)(2). Alternatively, we could gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3). In order to regain compliance with Nasdaq Listing Rule 5550(b)(2), we must maintain a market value of listed securities of at least $35 million for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(b)(2) or, alternatively, gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3), prior to the expiration of the compliance period, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing. Unlike the minimum bid price noncompliance described in the First Notification Letter, no additional compliance period is applicable to the noncompliance described in the Second Notification Letter.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects. We will consider available options to resolve the deficiencies and regain compliance with all applicable Nasdaq Listing Rules.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of June 30, 2019, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $9.5 million as of June 30, 2019.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019, and December 31, 2018, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We recently received delisting notices from Nasdaq and if we do not regain compliance with Nasdaq listing standards, we will be delisted from Nasdaq.

On May 13, 2019, we received a letter from letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until November 18, 2019, to regain compliance. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. Compliance can be achieved by meeting the minimum bid price

Additionally, on May 21, 2019, we received a second letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum market value of listed securities of $35,000,000 required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until November 18, 2019, to regain compliance. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. Compliance can be achieved by meeting the market value of listed securities standard for a minimum of 10 consecutive trading days during the 180-day compliance period ending November 11, 2019, of which there can be no assurance.

There is no assurance that the Company will meet the minimum bid price or the minimum market value of listed securities for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2) in the future or that we will continue to comply with other Nasdaq listing requirements. If our common stock were to be delisted from the Nasdaq Capital Market, the liquidity of our common stock would be materially impacted, which would decrease the attractiveness of our common stock to investors and result in a decline in the market price of our common stock.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing our products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities. We will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S.

As of June 30, 2019, our cash and cash equivalents were $9.5 million and the 2017 Loan Agreement held an outstanding principal balance of $31.3 million. The 2017 Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. Under the 2017 Loan Agreement, we, as the borrower, are required to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold, which as of June 30, 2019 and December 31, 2018 was $19.1 million and $21.0 million, respectively.

We expect that our cash and cash equivalents will be sufficient to fund our current operations through September 30, 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our historical operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern.

Our financial statements have been prepared assuming that our company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception and have an accumulated deficit of approximately $175.1 million and working capital of $13.7 million as of June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, while not expected, we may not be able to access additional funds under the 2017 Loan Agreement and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business. Moreover, we currently believe that, without additional liquidity, we will not be in compliance with the covenants in the Company's credit agreement for the fourth quarter of 2019, which could result in an event of default and an acceleration of the indebtedness.

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

Dated: August 8, 2019	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)