Form 10-Q
period 2019-09-30
VIVEVE MEDICAL, INC.
filed 2019-11-07
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the issuer had 1,477,529 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,086	$29,523
Accounts receivable, net of allowance for doubtful accounts of $543 and $284 as of September 30, 2019 and December 31, 2018, respectively	2,806	5,704
Inventory	4,141	4,119
Prepaid expenses and other current assets	3,051	2,558
Total current assets	19,084	41,904
Property and equipment, net	3,066	2,916
Investment in limited liability company	1,412	1,843
Other assets	587	171
Total assets	$24,149	$46,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,791	$3,994
Accrued liabilities	4,457	6,766
Total current liabilities	6,248	10,760
Note payable, noncurrent portion	31,694	30,528
Other noncurrent liabilities	997	634
Total liabilities	38,939	41,922
Commitments and contingences (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 1,469,789 and 463,630 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	168,304	160,297
Accumulated deficit	(183,094)	(155,385)
Total stockholders’ equity (deficit)	(14,790)	4,912
Total liabilities and stockholders’ equity (deficit)	$24,149	$46,834

 (1) The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date.

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$1,052	$4,821	$5,116	$14,045
Cost of revenue	1,099	3,327	3,981	8,390
Gross profit (loss)	(47)	1,494	1,135	5,655

Operating expenses:
Research and development	1,449	3,442	6,831	10,870
Selling, general and administrative	5,032	9,114	17,188	27,482
Restructuring costs	-	-	742	-
Total operating expenses	6,481	12,556	24,761	38,352
Loss from operations	(6,528)	(11,062)	(23,626)	(32,697)
Interest expense, net	(1,209)	(1,106)	(3,519)	(3,239)
Other expense, net	(51)	(4)	(133)	(14)
Net loss from consolidated companies	(7,788)	(12,172)	(27,278)	(35,950)
Loss from minority interest in limited liability company	(168)	(132)	(431)	(539)
Comprehensive and net loss	$(7,956)	$(12,304)	$(27,709)	$(36,489)

Net loss per share:
Basic and diluted	$(13.51)	$(39.07)	$(54.73)	$(123.41)

Weighted average shares used in computing net loss per common share:
Basic and diluted	588,976	314,899	506,329	295,677

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Common Stock,		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2018	463,630	$-	$160,297	$(155,385)	$4,912
Stock-based compensation expense	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	429	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	274	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	6	-	1	-	1
Net loss	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	464,339	-	160,828	(165,414)	(4,586)
Stock-based compensation expense	-	-	562	-	562
Issuance of common shares from employee stock purchase plan	602	-	20	-	20
Restricted stock awards issued to directors for quarterly compensation	527	-	48	-	48
Issuance of restricted common shares in connection with consulting agreement	250	-	11	-	11
Issuance of common shares in connection with restricted stock award to employee	6	-	-	-	-
Net loss	-	-	-	(9,724)	(9,724)
Balances as of June 30, 2019	465,724	-	161,469	(175,138)	(13,669)
August 2019 ATM Facility, net of issuance cost	1,004,171	-	6,322	-	6,322
Stock-based compensation expense	-	-	503	-	503
Issuance of common shares from employee stock purchase plan	200	-	1	-	1
Restricted stock awards issued to directors for quarterly compensation	378	-	14	-	14
Issuance of common shares in connection with restricted stock award to employee	4	-	-	-	-
Reverse stock split - cancellation and payout of fractional shares	(688)	-	(5)	-	(5)
Net loss	-	-	-	(7,956)	(7,956)
Balances as of September 30, 2019	1,469,789	$-	$168,304	$(183,094)	$(14,790)

	Common Stock		Additional		Total
	$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of December 31, 2017	195,033	$-	$102,981	$(105,581)	$(2,600)
February 2018 Offering, net of issuance costs	115,000	-	32,225	-	32,225
November 2017 ATM Facility, net of issuance cost	2,082	-	1,011	-	1,011
Stock-based compensation expense	-	-	645	-	645
Issuance of restricted stock awards to directors and consultant	221	-	108	-	108
Issuance of common shares from employee stock purchase plan	207	-	65	-	65
Cumulative effect adjustment from adoption of new accounting standard – ASC 606	-	-	-	177	177
Net loss	-	-	-	(12,669)	(12,669)
Balances as of March 31, 2018	312,543	-	137,035	(118,073)	18,962
November 2017 ATM Facility, net of issuance cost	652	-	171	-	171
February 2018 Offering issuance costs	-	-	(11)	-	(11)
Stock-based compensation expense	-	-	709	-	709
Issuance of common shares from employee stock purchase plan	256	-	59	-	59
Issuance of restricted stock awards to directors and consultant	208	-	67	-	67
Issuance of restricted common shares	1,000	-	256	-	256
Net loss	-	-	-	(11,516)	(11,516)
Balances as of June 30, 2018	314,659	-	138,286	(129,589)	8,697
November 2017 ATM Facility, net of issuance cost	37	-	11	-	11
Stock-based compensation expense	-	-	698	-	698
Issuance of common shares from employee stock purchase plan	286	-	64	-	64
Issuance of restricted stock awards to directors and consultant	182	-	47	-	47
Issuance of restricted common shares	62	-	20	-	20
Net loss		-	-	(12,304)	(12,304)
Balances as of September 30, 2018	315,226	$-	$139,126	$(141,893)	$(2,767)

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(27,709)	$(36,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	260	103
Depreciation and amortization	819	545
Stock-based compensation	1,634	2,294
Fair value of common shares issued	-	256
Non-cash interest expense	1,266	1,176
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	4	-
Loss from minority interest in limited liability company	431	539
Loss on disposal of property and equipment	93	-
Changes in assets and liabilities:
Accounts receivable	2,638	1,119
Inventory	(236)	(2,317)
Prepaid expenses and other current assets	(493)	61
Other noncurrent assets	40	1
Accounts payable	(2,203)	(1,297)
Accrued and other liabilities	(2,566)	502
Other noncurrent liabilities	160	262
Net cash used in operating activities	(25,862)	(33,245)

Cash flows from investing activities:
Purchase of property and equipment	(848)	(983)
Net cash used in investing activities	(848)	(983)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	6,322	33,407
Proceeds from issuance of common shares from employee stock purchase plan	56	188
Transaction costs in connection with note payable	(100)	-
Reverse stock split - cancellation and payout of fractional shares	(5)	-
Net cash provided by financing activities	6,273	33,595
Net decrease in cash and cash equivalents	(20,437)	(633)

Cash and cash equivalents - beginning of period	29,523	20,730
Cash and cash equivalents - end of period	$9,086	$20,097

Supplemental disclosure:
Cash paid for interest	$2,067	$1,991
Cash paid for income taxes	$-	$2

Supplemental disclosure of cash flow information as of end of period:
Issuance of note payable in settlement of accrued interest	$973	$934
Net transfer of equipment between inventory and property and equipment	$214	$210

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$220
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)	$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

ATM Equity Offerings

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on August 16, 2019, under which the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock (the “August 2019 ATM Facility”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the three months ended September 30, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. As of September 30, 2019, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

The Company had previously established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). On August 16, 2019, the Company suspended and subsequently terminated the November 2017 ATM Facility pursuant to the prospectus supplement, dated November 7, 2017. The Company will no longer make any sales of its common stock under the November 2017 ATM Facility. During the three and nine months ended September 30, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three and nine months ended September 30, 2018, the Company sold 37 and 2,771 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $11,000 and $1,194,000, respectively. Through the closing of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds, after deducting sales commissions and other offering costs, of approximately $1,318,000.

Public Offerings

 In December 2018, in connection with the closing of a public offering (the “December 2018 Offering”), the Company issued an aggregate of 147,285 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

In February 2018, in connection with the closing of a public offering (the “February 2018 Offering”), the Company issued an aggregate of 115,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 15, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $183,094,000, cash and cash equivalents of $9,086,000 and working capital of $12,836,000. Additionally, the Company used $6,608,000 in cash for operations in the three months ended September 30, 2019 and $25,862,000 in cash for operations for the nine months ended September 30, 2019. The Company will require additional cash funding to fund operations through November 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Reverse Stock Split

On September 18, 2019, the Company effected a 1-for-100 reverse stock split of its common stock that became effective after market close on September 18, 2019. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split did not alter any stockholder's percentage ownership interest in the Company, except to the extent that the reverse stock split resulted in fractional shares. No fractional shares were issued in connection with the reverse stock split. Any fractional shares that resulted from the reverse stock split were rounded down, and stockholders were issued cash in lieu of such fractional share interest.

The par value of the Company’s common stock remained unchanged at $0.0001 per share after the reverse stock split.

The number of authorized shares of common stock remained at 75 million.

The reverse stock split proportionately affected the number of shares of common stock available for issuance under the Company’s equity incentive plans. All stock options, warrants and restricted stock awards of the Company outstanding shares immediately prior to the reverse stock split were adjusted in accordance with their terms.

On the effective date of the reverse stock split, (i) each 100 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding stock option or warrant to purchase common stock is exercisable were proportionately reduced on an 100-to-1 basis; (iii) the exercise price of each outstanding stock option or warrant to purchase common stock were proportionately increased on a 1-to-100 basis; and (iv) the number of shares of common stock each outstanding restricted stock award will be issued upon vesting were proportionally reduced on a 100-to-1 basis.

All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-100 reverse stock split.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended September 30, 2019, two distributors, collectively, accounted for 31 % of the Company’s revenue. During the three months ended September 30, 2018, three distributors accounted for 42% of the Company’s revenue. During the nine months ended September 30, 2019, one distributor accounted for 17 % of the Company’s revenue. During the nine months ended September 30, 2018, one distributor accounted for 21% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2019 and 2018.

As of September 30, 2019, four distributors, collectively, accounted for 67% of total accounts receivable, net. As of December 31, 2018, three distributors, collectively, accounted for 54% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $543,000 as of September 30, 2019 and $284,000 as of December 31, 2018.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System have a rental period of six months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented. As of September 30, 2019, the Company had deferred revenue in the amount of $579,000 related to its rental program.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of September 30, 2019 or December 31, 2018. The Company had customer contracts liabilities in the amount of $470,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of September 30, 2019 and $686,000 as of December 31, 2018.

The following table reflects the changes in our customer contract liabilities for the nine months ended September 30, 2019:

	September 30,	December 31,	Nine Months
	2019	2018	Change

Customer contracts liabilities:
Marketing programs	$470	$639	$(169)
Other	-	47	(47)
Total	$470	$686	$(216)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $198,000 and $0 at September 30, 2019 and 2018, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three and nine months ended September 30, 2019, the amount of amortization was $30,000 ($0 in 2018). There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is less than six months.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

North America	$652	$3,455	$3,106	$10,613
Asia Pacific	373	717	1,684	2,238
Europe and Middle East	27	612	316	1,143
Latin America	-	37	10	51
Total	$1,052	$4,821	$5,116	$14,045

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and nine months ended September 30, 2019 and 2018.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months and nine months ended September 30, 2019 and 2018, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Nine Months Ended
	September 30,
	2019	2018

Stock options to purchase common stock	50,471	42,917
Warrants to purchase common stock	5,549	6,408
Restricted common stock awards	3,432	600

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2019, and December 31, 2018 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. As of September 30, 2019, the Company has purchased approximately 4,800 units of ICM products. The Company paid ICM approximately zero and $27,000 for product related costs during the three and nine months ended September 30, 2019 respectively.  There were no amounts due to ICM for the accounts payable as of September 30, 2019 and December 31, 2018.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of September 30, 2019, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three and nine months ended September 30, 2019, the allocated net loss from ICM’s operations was $168,000 and $431,000, respectively. For the three and nine months ended September 30, 2018, the allocated net loss from ICM’s operations was $132,000 and $539,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018

Accrued bonuses	$728	$837
Accrued interest	704	683
Deferred revenue - subscription rental program	579	-
Accrued payroll and other related expenses	500	877
Accrued professional fees	494	978
Customer contracts liabilities	470	686
Accrued sales commission	423	1,743
Current operating lease liabilities	257	-
Accrued clinical trial costs	166	84
Travel and entertainment	54	280
Accrued sales & use tax	9	259
Other accruals	73	339
Total accrued liabilities	$4,457	$6,766

6.	Note Payable

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

The 2017 Loan Agreement has a six-year term with four years of interest-only payments after which quarterly principal and interest payments will be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrue interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three and nine months ended September 30, 2019, the Company paid interest in-kind of $331,000 and $973,000, respectively, which was added to the total outstanding principal loan amount. During the three and nine months ended September 30, 2018, the Company paid interest in-kind of $318,000 and $934,000, respectively, which was added to the total outstanding principal loan amount. The Company is also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period. The Company accounts for the final payment fee by accruing the fee over the term of the loan using the effective interest rate method. As of September 30, 2019, interest accrued related to the final payment fee in the amount of $756,000 was included in other noncurrent liabilities in the condensed consolidated balance sheets.

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

The terms of the 2017 Loan Agreement also require the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company does not meet the minimum total annual revenue threshold for a particular year, then the Company can retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts shall be applied to prepay the loans. The 2017 Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions. As of September 30, 2019, the Company was in compliance with all covenants.

As of September 30, 2019 and December 31, 2018, $31,694,000 and $30,528,000, respectively, was recorded on the balance sheets under the 2017 Loan Agreement, respectively, which is net of the remaining unamortized debt discount.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 2,220 shares of the Company’s common stock at an exercise price of $950.00 per share (See Note 9).

As of September 30, 2019, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2019 (remaining three months)	$710
2020	2,901
2021	16,673
2022	19,306
2023	6,220
Total payments	45,810
Less: Amount representing interest	(13,087)
Present value of obligations	32,723
Less: Unamortized debt discount	(1,029)
Note payable, noncurrent portion	$31,694

7.	Leases

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

Rent expense for the three and nine months ended September 30, 2018 was $65,000 and $293,000.

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

The following table reflects the Company's lease assets and lease liabilities at September 30, 2019 and January 1, 2019 (in thousands):

	September 30,	January 1,
	2019	2019

Assets:
Operating lease right-of-use assets	$456	$629

Liabilities:
Current operating lease liabilities	$257	$230
Noncurrent operating lease liabilities	203	399
	$460	$629

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three and nine months ended September 30, 2019 was $75,000 and $225,000, respectively.

As of September 30, 2019, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2019 (remaining three months)	$75
2020	303
2021	136
Total lease payments	514
Less: Amount representing interest	(54)
Present value of lease liabilities	$460

The weighted average remaining lease term was approximately 20 months as of September 30, 2019. The weighted average discount rate for the three and nine months ended September 30, 2019 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of September 30, 2019, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2019 (remaining three months)	$255
2020	324
Thereafter	-
Total	$579

As of September 30, 2019, $456,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2019 is $46,000 and $46,000, respectively.

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

Through the August 2019 ATM Facility, the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the three months ended September 30, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000.

In August 2019, the Company terminated the November 2017 ATM Facility under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the three and nine months ended September 30, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three and nine months ended September 30, 2018, the Company sold 37 and 2,771 shares of common stock under the November 2017 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $11,000 and $1,194,000, respectively. Through the closing of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds of approximately $1,318,000.

In March 2019, the Company issued 274 restricted shares of its common stock at an aggregate value of approximately $25,000.

In December 2018, in connection with the closing of the December 2018 Offering, the Company issued an aggregate of 147,285 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,385,000.

In June 2018, the Company issued 1,000 restricted shares of its common stock at an aggregate value of approximately $256,000.

In February 2018, in connection with the closing of the February 2018 Offering, the Company issued an aggregate of 115,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

Warrants for Common Stock

As of September 30, 2019, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

October 2014	Common Shares	October 13, 2019	$424.00	288
November 2014	Common Shares	November 12, 2019	$424.00	125
February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
May 2015	Common Shares	May 17, 2020	$424.00	215
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
				5,549

 In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 2,220, shares of common stock at an exercise price of $950.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and nine months ended September 30, 2019, the Company recorded $92,000 and $270,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and nine months ended September 30, 2018, the Company recorded $82,000 and $242,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method.

No shares issuable pursuant to warrants were issued in connection with the exercise of warrants during the three and nine months ended September 30, 2019 and 2018.

No shares issuable pursuant to warrants have been cancelled during the three and nine months ended September 30, 2019 and 2018.

A total of 859 shares issuable pursuant to warrants expired during the three and nine months ended September 30, 2019. No shares issuable pursuant to warrants expired during the three and nine months ended September 30, 2018.

10.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of September 30, 2019, there are outstanding stock option awards issued from the 2006 Plan covering a total of 104 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $992.00 per share and the weighted average remaining contractual term is 3.3 years.

As of September 30, 2019, there are outstanding stock option awards issued from the 2013 Plan covering a total of 50,367 shares of the Company’s common stock and there remain reserved for future awards 11,770 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $297.56 per share, and the remaining contractual term is 8.3 years.

In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 20,431 shares from 49,140 shares to a total of 69,571 shares, which was effective January 1, 2019.

In September 2019, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder to equal 18% of the issued and outstanding shares of common stock of the Company on a fully diluted basis calculated as of the earlier of: (1) the day immediately after the consummation of the Company’s next underwritten public equity offering with gross proceeds of $5.0 million or more; or (2) December 31, 2019.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2019
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	40,144	$456.00	7.4	$-
Options granted	23,344	$117.91
Options exercised	-
Options canceled	(13,017)	$457.34
Options outstanding, end of period	50,471	$298.99	8.3	$-

Vested and exercisable and expected to vest, end of period	48,506	$302.18	8.3	$-

Vested and exercisable, end of period	21,169	$397.45	7.4	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2019.

The options outstanding and exercisable as of September 30, 2019 are as follows:

			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2019	Price	Term (Years)	September 30, 2019	Price

$38.00	-	$58.00	1,650	$55.42	9.7	-	$-
$100.00	-	$197.00	25,496	$138.25	9.1	6,839	$148.08
$202.00	-	$283.00	775	$252.06	8.3	305	$258.36
$311.00	-	$382.00	4,377	$357.96	8.1	2,318	$360.44
$430.00	-	$497.00	8,908	$452.58	7.7	4,576	$454.70
$501.00	-	$567.00	4,594	$536.63	6.9	3,126	$536.17
$600.00	-	$661.00	2,397	$601.91	5.9	2,236	$601.42
$700.00	-	$792.00	2,170	$769.23	6.3	1,665	$769.86
$992.00	-	$992.00	104	$992.00	3.3	104	$992.00
Total:			50,471	$298.99	8.3	21,169	$397.45

Restricted Stock Awards (‘RSA”)

In July 2019, the Company issued 378 shares of common stock under the 2013 Plan to members of the Company’s board of directors with a weighted average grant date fair value of $38.08 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 378 shares of common stock were issued.

In June 2019, the Company issued 250 shares to a consultant in connection with the vesting of an RSA granted to the consultant in June 2018.

In April 2019, the Company issued 525 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $91.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 525 shares of common stock were issued.

In January 2019, the Company granted RSAs for 3,625 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the three and nine months ended September 30, 2019, a total of 421 and 443 shares, respectively, pursuant to these RSAs were cancelled. As of September 30, 2019, zero shares were vested and issued.

As of September 30, 2019, there are 3,432 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The eighth offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on July 1, 2019 and ended on September 30, 2019, and 200 shares were issued on September 30, 2019 at a purchase price of $3.75.

The seventh offering period under the Company’s 2017 ESPP began on April 1, 2019 and ended on June 30, 2019, and 602 shares were issued on June 28, 2019 at a purchase price of $32.30.

The sixth offering period under the Company’s 2017 ESPP began on January 1, 2019 and ended on March 31, 2019, and 429 shares were issued on March 29, 2019 at a purchase price of $79.88.

As of September 30, 2019, the remaining shares available for issuance under the 2017 ESPP were 1,392 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expected term (in years)	0.25	0.25	0.25	0.25
Average volatility	98%	67%	84%	67%
Risk-free interest rate	2.21%	1.93%	2.40%	1.71%
Dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and nine months ended September 30, 2019 was $13.16 and $2.12, respectively and during the three and nine months ended September 30, 2018 was $75.00 and $100.00, respectively.

Stock-Based Compensation

During the three months ended September 30, 2019, the Company did not grant any stock options to employees. During the three months ended September 30, 2018, the Company granted stock options to employees to purchase 2,375 shares of common stock with a weighted average grant date fair value of $301.17 per share, respectively. During the nine months ended September 30, 2019 and 2018, the Company granted stock options to employees to purchase 23,069 and 20,544 shares of common stock with a weighted average grant date fair value of $117.86 and $364.98 per share, respectively. There were no stock options exercised during the three and nine months ended September 30, 2019 and 2018.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expected term (in years)	N/A	5	5	5
Average volatility	N/A	70%	73%	73%
Risk-free interest rate	N/A	2.86%	2.49%	2.67%
Dividend yield	N/A	0%	0%	0%

During the three months ended September 30, 2019, the Company did not grant any stock options to nonemployees. During the nine months ended September 30, 2019, the Company granted stock options to nonemployees to purchase 275 shares of common stock with a weighted average grant date fair value of $121.82. During the three and nine months ended September 30, 2018, the Company granted stock options to nonemployees to purchase 100 and 2,123 shares of common stock with a weighted average grant date fair value of $283.00 and $241.69 respectively. There were no stock options exercised by nonemployees during the three and nine months ended September 30, 2019 and 2018.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expected term (in years)	N/A	10	5	10
Average volatility	N/A	66%	73%	66%
Risk-free interest rate	N/A	3.04%	2.49%	3.04%
Dividend yield	N/A	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Cost of revenue	$25	$19	$91	$47
Research and development	41	79	134	266
Selling, general and administrative	451	667	1,409	1,981
Total	$517	$765	$1,634	$2,294

As of September 30, 2019, the total unrecognized compensation cost in connection with unvested stock options was approximately $3,371,000. These costs are expected to be recognized over a period of approximately 2.2 years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2019. The Company expects that its effective tax rate for the full year 2019 will be 0%.

12.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2019, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 375 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $720,000 and $3,015,000 for goods and services during the three months ended September 30, 2019 and 2018, respectively, and approximately $3,853,000 and $8,613,000 for the nine months ended September 30, 2019 and 2018, respectively. The amounts due to Stellartech for accounts payable as of September 30, 2019 and December 31, 2018 were approximately $ 456,000 and $960,000, respectively.

13.	Restructuring Costs

In January 2019, the Company implemented a strategic organizational realignment plan to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs were approximately $742,000 and have been recorded in operating expenses in the condensed consolidated statements of operations. As of September 30, 2019, the total restructuring costs have been fully paid out. The restructuring contributed to a reduction in total operating expenses in the first quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

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

Indication for Use:	No. of Countries:
General Surgical procedures for electrocoagulation and hemostasis	4 (including the U.S.)
General Surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	32
For treatment of vaginal laxity	4
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
General Surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of September 30, 2019, we have a global installed base of 805 Viveve Systems and we have sold approximately 39,150 single-use treatment tips worldwide.

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

On September 17, 2019, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-100 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective after the Nasdaq Capital Market trading closed on September 18, 2019 and the Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on September 19, 2019.

On October 3, 2019, the Company was notified by Nasdaq that as of October 2, 2019, it had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement. There can be no assurance that the Company will continue to be in compliance with the minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

We have until November 18, 2019 to regain compliance with the market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2). Alternatively, we could gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3). In order to regain compliance with Nasdaq Listing Rule 5550(b)(2), we must maintain a market value of listed securities of at least $35 million for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(b)(2) or, alternatively, gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3), prior to the expiration of the compliance period, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split of its common stock that became effective after the Nasdaq Capital Market trading closed on September 18, 2019. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split did not alter any stockholder's percentage ownership interest in the Company, except to the extent that the reverse stock split results in fractional shares. No fractional shares were issued in connection with the reverse stock split. Any fractional share that resulted from the reverse stock split was rounded down and stockholders were issued cash in lieu of such fractional share interest.

The par value of the Company’s common stock remained unchanged at $0.0001 per share after the reverse stock split. The number of authorized shares of common stock remained at 75 million.

The reverse stock split proportionately affected the number of shares of common stock available for issuance under the Company’s equity incentive plans. All stock options, warrants and restricted stock awards of the Company outstanding shares immediately prior to the reverse stock split were adjusted in accordance with their terms.

On the effective date of the reverse stock split, (i) each 100 shares of outstanding common stock were reduced to one share of common stock; (ii) the number of shares of common stock into which each outstanding stock option or warrant to purchase common stock is exercisable were proportionately reduced on an 100-to-1 basis; (iii) the exercise price of each outstanding stock option or warrant to purchase common stock were proportionately increased on a 1-to-100 basis; and (iv) the number of shares of common stock each outstanding restricted stock award will be issued upon vesting were proportionally reduced on a 100-to-1 basis.

All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-100 reverse stock split.

“At-the-Market” Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on August 16, 2019, under which the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock (the “August 2019 ATM Facility”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the three months ended September 30, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. As of September 30, 2019, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

The Company had previously established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). On August 16, 2019, the Company suspended and subsequently terminated the November 2017 ATM Facility pursuant to the prospectus supplement, dated November 7, 2017. The Company will no longer make any sales of its common stock under the November 2017 ATM Facility. During the three and nine months ended September 30, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the three and nine months ended September 30, 2018, the Company sold 37 and 2,771 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $11,000 and $1,194,000, respectively. Through the closing of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds, after deducting sales commissions and other offering costs, of approximately $1,318,000.

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a balance of $35,016,000 available for future issuance. However, on August 18, 2019, the Company filed a prospectus supplement in which the Company disclosed that as a result of the limitations of General Instruction I.B.6. of Form S-3, and in accordance with the terms of the Sales Agreement, the amount of shares of our common stock available for sale under the New Form S-3 was limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

On August 16, 2019, the Company entered into a Sales Agreement (the "Ladenburg Sales Agreement") with Ladenburg Thalmann & Co. Inc. ("Ladenburg") to sell up to $6,760,000 of its common stock, from time to time during the term of the Ladenburg Sales Agreement, through an "at the market" equity offering program under which Ladenburg will act as the Company’s sales agent (the “August 2019 ATM Facility”). This was effected through the filing of a prospectus supplement to the 2017 Shelf Registration Statement on August 16, 2019. Previously, in November 2017, the Company had established an “at-the-market” offering program with Cowen and Company, LLC (“Cowen”), also through the filing of a prospectus supplement to the 2017 Shelf Registration Statement (the “November 2017 ATM Facility”). In connection with the Company’s entry into the Ladenburg Sales Agreement, on August 16, 2019, the Company delivered written notice to Cowen that it was suspending and terminating, effective immediately, the prospectus supplement related to the November 2017 ATM Facility, pursuant to the terms of the Sales Agreement, dated November 8, 2017, by and between the Company and Cowen. As of September 30, 2019, the Company had sold all of the shares available under the August 2019 ATM Facility.

As of September 30, 2019, the Company had no remaining capacity to issue shares under the 2017 Shelf Registration Statement due to the limitations under General Instruction I.B.6.

Submission of an ITA to Conduct Short-Term Feasibility Study in SUI

In September 2019, the Company reported its submission of an Investigational Testing Application (ITA) to the Canadian Ministry of Health to conduct a three-arm, three-month feasibility study to compare Viveve’s cryogen-cooled monopolar radiofrequency (CMRF) treatment to cryogen-only treatment and to an inert sham treatment for the improvement of Stress Urinary Incontinence (SUI) in women. The proposed three-month study may provide a strategic path forward in its pursuit of global label expansion for SUI indications following the positive, yet inconclusive results of the LIBERATE-International trial reported in August 2019. Upon approval of the ITA by Health Canada, the Company intends to rapidly initiate the feasibility study. Study subjects will be randomized in a 1:1:1 ratio to the three arms and assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at three months post treatment. If approved, the three-arm feasibility study is targeted for read-out in April 2020.

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

Clinical Results Reported from LIBERATE-International SUI Trial

In August 2019, clinical results for the LIBERATE-International study in stress urinary incontinence ("SUI") were reported by the Company. While the study did not meet its primary endpoint, review of the full clinical data demonstrates a consistency of benefit at six months post-treatment across all endpoints in the majority of patients within both groups. The Company further analyzed the results and announced in September 2019 a potential strategic path forward for its SUI clinical development program. An Investigational Testing Application was submitted to the Canadian Ministry of Health and is under review for approval to conduct a three-arm, three-month SUI feasibility study.

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

LIBERATE International was a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either an active CMRF treatment (RF and cryogen-cooling) group or sham-control (cryogen-cooling only) group. Patients were followed for six months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three and six months.

The primary efficacy endpoint was the 6-month change from baseline in the one-hour pad weight test, and the study protocol included 6 months of safety follow-up, as well as assessments of other secondary endpoints, including: 24-hour pad weight test, daily incontinence episodes, as well as composite scores from the validated UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire), and ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form) outcome questionnaires.

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

In October 2018, the FDA sent a letter to the Company stating that the FDA did not approve the IDE submission for the LIBERATE-U.S. study and requested the Company to submit additional safety testing as part of an IDE re-submission.  Viveve has had ongoing discussions with the FDA regarding such safety testing.  The decision and timing to conduct the safety testing and re-submit the IDE to the FDA upon testing completion is under strategic assessment by the Company and pending results of the SUI feasibility study for which an ITA has been submitted and is in review by Health Canada for authorization to conduct.

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

The rental program is accounted for under ASU Topic 842 and meets the classification criteria for an operating lease. Revenue from the rental program is included in revenue and is currently not a material amount. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of 5 years. When other products (“nonlease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and nonlease components.

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

In June 2019, we transitioned from a capital equipment sales model to a recurring revenue rental model in the U.S. market. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. Sale of Viveve products outside of the U.S. will continue to be supported by our international distributors.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our current operations through December 31, 2019; however, we will require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$1,052	$4,821	$(3,769)	(78)%

We recorded revenue of $1,052,000 for the three months ended September 30, 2019, compared to revenue of $4,821,000 for the three months ended September 30, 2018, a decrease of $3,769,000, or approximately 78%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the third quarter of 2019 included 6 Viveve Systems and approximately 1,300 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company placed 25 Viveve Systems in the U.S. market in the third quarter of 2019. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease (upon completion of system installation and training). Sales in the third quarter of 2018 included 64 Viveve Systems (which included 48 Viveve Systems sold in the U.S. market - 30 Viveve Systems through direct sales and 18 Viveve Systems through our distribution partner) and approximately 5,700 disposable treatment tips sold globally.

Gross profit (loss)

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit (loss)	$(47)	$1,494	$(1,541)	(103)%

 Gross loss was ($47,000), or (4%) of revenue, for the three months ended September 30, 2019, compared to a gross profit of $1,494,000, or 31% of revenue, for the three months ended September 30, 2018, a decrease of $1,541,000, or approximately 103%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model during the second quarter of 2019.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$1,449	$3,442	$(1,993)	(58)%

 Research and development expenses totaled $1,449,000, for the three months ended September 30, 2019, compared to research and development expense of $3,442,000 for the three months ended September 30, 2018, a decrease of $1,993,000, or approximately 58%. Spending on research and development decreased in the third quarter of 2019 primarily due to reduced engineering and development work related to our products in the period as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019. Research and development expense during the three months ended September 30, 2019 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019. Research and development spending in the third quarter of 2018 included higher costs associated with engineering and development work with our contract manufacturer related to product improvement efforts primarily for our next generation 2.0 platform in advance of the 2018 commercial product release as well as higher clinical study costs associated with our clinical development programs in female sexual function and SUI .

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$5,032	$9,114	$(4,082)	(45)%

Selling, general and administrative expenses totaled $5,032,000 for the three months ended September 30, 2019, compared to $9,114,000 for the three months ended September 30, 2018, a decrease of $4,082,000, or approximately 45%. The decrease in selling, general and administrative expenses in the third quarter of 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019 as well as lower professional and legal fees associated with our intellectual property.

Interest expense, net

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$1,209	$1,106	$103	9%

  During the three months ended September 30, 2019, we had interest expense, net of $1,209,000, compared to $1,106,000 for the three months ended September 30, 2018. The increase of $103,000, or approximately 9%, resulted primarily from the additional interest expense in 2019, which was computed on a higher term loan balance compared to 2018 due to the interest in-kind which has been added to the total outstanding principal loan amount each quarterly period.

Other expense, net

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other expense, net	$(51)	$(4)	$(47)	NM

During the three months ended September 30, 2019, we had other expense, net, $51,000, compared to 4,000 for the three months ended September 30, 2018.

Loss from minority interest in limited liability company

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$168	$132	$36	27%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended September 30, 2019, the allocated net loss from ICM’s operations was $168,000, compared to $132,000 for the three months ended September 30, 2018

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$5,116	$14,045	$(8,929)	(64)%

 We recorded revenue of $5,116,000 for the nine months ended September 30, 2019, compared to revenue of $14,045,000 for the nine months ended September 30, 2018, a decrease of $8,929,000, or approximately 64%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. In the nine months ended September 30, 2019 sales of 53 Viveve Systems (which included 30 Viveve Systems sold in the U.S. market – 19 Viveve Systems through direct sales and 11 Viveve Systems through our U.S. distribution partner) and approximately 5,850 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company placed 49 Viveve Systems in the U.S. market. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease (upon completion of system installation and training). Sales in the nine months ended September 30, 2018 included 202 Viveve Systems (which included 155 Viveve Systems sold in the U.S. market – 137 Viveve Systems through direct sales and 18 Viveve Systems through our distribution partner), and higher quantities of disposable products sold (which included approximately 13,800 disposable treatment tips sold globally).

Gross profit

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit	$1,135	$5,655	$(4,520)	(80)%

 Gross profit was $1,135,000, or 22% of revenue, for the nine months ended September 30, 2019, compared to a gross profit of $5,655,000 or 40% of revenue, for the nine months ended September 30, 2018, a decrease of $4,520,000, or approximately 80%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model in the second quarter of 2019.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$6,831	$10,870	$(4,039)	(37)%

Research and development expenses totaled $6,831,000 for the nine months ended September 30, 2019, compared to research and development expense of $10,870,000 for the nine months ended September 30, 2018, a decrease of $4,039,000 or approximately 37%. Spending on research and development decreased in the first half of 2019 primarily due to reduced engineering and development work related to our products in the period as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment, partially offset by higher clinical study costs associated with our clinical development programs in female sexual function and SUI. Research and development spending in the first half of 2018 included higher costs associated with engineering and development work with our contract manufacturer related to product improvement efforts primarily for our next generation 2.0 platform in advance of the 2018 commercial product release.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$17,188	$27,482	$(10,294)	(37)%

 Selling, general and administrative expenses totaled $17,188,000 for the nine months ended September 30, 2019, compared to $27,482,000 for the nine months ended September 30, 2018, a decrease of $10,294,000 or approximately 37%. The decrease in selling, general and administrative expenses in the first half of 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment as well as lower professional and legal fees associated with our intellectual property. Selling, general and administrative expenses in the first half of 2018 included higher professional and legal fees associated with strategies to protect the Company’s intellectual property. In June 2018, we reached a favorable settlement in the Company’s patent infringement litigation with ThermiGen, LLC.

Restructuring costs

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Restructuring costs	$742	$-	$742	-

In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded for the nine months ended September 30, 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in the second quarter of 2019 as planned and is expected to result in additional operating cost savings throughout the remainder of this year.

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$3,519	$3,239	$280	9%

During the nine months ended September 30, 2019, we had interest expense, net of $3,519,000, compared to $3,239,000 for the nine months ended September 30, 2018. The increase of $280,000, or approximately 9%, resulted primarily from the additional interest expense in the first half of 2019, which was computed on a higher term loan balance compared to the first half of 2018 due to the interest in-kind which has been added to the total outstanding principal loan amount each quarterly period.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other expense, net	$133	$14	$119	NM

During the nine months ended September 30, 2019, we had other expense, net, of $133,000, compared to $14,000 for the nine months ended September 30, 2018.

 Loss from minority interest in limited liability company

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$431	$539	$(108)	(20)%

The Company uses the equity method to account for its investment in ICM. For the nine months ended September 30, 2019, the allocated net loss from ICM’s operations was $431,000, compared to $539,000 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2019 and 2018

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $183,094,000, cash and cash equivalents of $9,086,000 and working capital of $12,836,000. Additionally, the Company used $6,608,000 in cash for operations in the three months ended September 30, 2019 and $25,862,000 in cash for operations for the nine months ended September 30, 2019. The Company will require additional cash funding to fund operations through November 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the management has concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit the Company’s ability to achieve its strategic objectives. There can be no assurance that financing will be available on acceptable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018

Net cash used in operating activities	$(25,862)	$(33,245)
Net cash used in investing activities	(848)	(983)
Net cash provided by financing activities	6,273	33,595
Net decrease in cash and cash equivalents	$(20,437)	$(633)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $25,862,000 for the nine months ended September 30, 2019 compared to $33,245,000 used for the nine months ended September 30, 2018. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2019 consisted of a net loss of $27,709,000 adjusted for non-cash expenses including provision for doubtful accounts of $260,000, depreciation and amortization of $819,000, stock-based compensation of $1,634,000, non-cash interest expense of $1,266,000, loss from minority interest in limited liability company of $431,000, loss on disposal of property and equipment of $93,000 and cash outflows from changes in operating assets and liabilities of $2,660,000. The change in operating assets and liabilities was primarily due to a decrease in accounts payable of $2,203,000, a decrease in accrued and other liabilities of $2,566,000, an increase in inventory of $236,000, an increase in prepaid expenses and other current assets of $493,000, partially offset by a decrease in accounts receivable of $2,638,000, an increase in other noncurrent liabilities of $160,000, and an increase in other noncurrent assets of $40,000. Net cash used during the nine months ended September 30, 2018 consisted of a net loss of $36,489,000 adjusted for non-cash expenses including provision for doubtful accounts of $83,000, depreciation and amortization of $545,000, stock-based compensation of $2,294,000, fair value of common stock issued of $256,000, non-cash interest expense of $1,176,000, loss from minority interest in limited liability company of $539,000, and cash outflows from changes in operating assets and liabilities of $1,669,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $1,119,000, increase in inventory of $2,317,000, a decrease in prepaid expenses and other current assets of $61,000, a decrease in accounts payable of $1,297,000, an increase in accrued and other liabilities of $502,000, and an increase in other noncurrent liabilities of $262,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $848,000 and $983,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $6,273,000, which was the result of gross proceeds of $6,760,000 from our August 2019 ATM Facility (partially offset by transaction costs of $438,000) and the proceeds of $56,000 from purchases of common shares under the 2017 ESPP, partially offset by transaction costs of $100,000 in connection with our note payable.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $33,595,000, which was the result of the gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,287,000) and gross proceeds of $1,327,000 from our November 2017 ATM Facility (partially offset by transaction costs of $133,000).

As of September 30, 2019, there is a balance of $35,016,000 available for future issuance under the 2017 Shelf Registration Statement following the termination of our November 2017 ATM Facility and the use of our August 2019 ATM Facility. However, the Company is subject to the limitations under General Instruction I.B.6. As of September 30, 2019, the Company had no capacity to issue shares under the 2017 Shelf Registration Statement due to these limitations.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of September 30, 2019, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations (including interest)	$45,810	$2,871	$32,095	$10,844	$-
Non-cancellable operating lease obligations	239	209	30	-	-
Total	$46,049	$3,080	$32,125	$10,844	$-

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

On May 22, 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility. The term of the loan is six years with the first four years being interest only. The outstanding principal balance under the 2017 Loan Agreement is $32,723,000 as of September 30, 2019.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on March 15, 2019, for a more complete description of our significant accounting policies. Except for the adoption of the new leases accounting standard on January 1, 2019, there have been no material changes to the significant accounting policies during the nine months ended September 30, 2019.

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

The First Notification Letter states that we have 180 calendar days, or until November 11, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by November 11, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On September 18, 2019, we effected a 1-for-100 reverse stock split of our issued and outstanding shares of common stock. On October 3, 2019, the Company was notified by Nasdaq that as of October 2, 2019, it had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement.

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

If in the future we are not able to maintain compliance with the minimum bid price requirement within an allotted grace period, our shares of common stock would be subject to delisting. The Company is also not currently in compliance with the minimum stockholder equity requirement under the Nasdaq continued listing standards. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of September 30, 2019, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $9.1 million as of September 30, 2019.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, and December 31, 2018, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and 2018.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in May 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement).

On September 18, 2019, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-100 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on September 18, 2019 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on September 19, 2019. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, preferred stock conversions into common stock and per share amounts contained in our condensed consolidated financial statements have been retrospectively adjusted.

On October 3, 2019, we were notified by Nasdaq that as of October 2, 2019 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the Minimum Bid Price Requirement. There can be no assurance that we will continue to be in compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

In addition, on May 21, 2019, we received written notice (the “Second Notification Letter”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the market value of listed securities requirements set forth in Nasdaq Listing Rule 5550(b)(2), or the alternative standards of Nasdaq Listing Rule 5550(b)(1), which requires a listed company to have minimum stockholders’ equity of $2.5 million, or Nasdaq Listing Rule 5550(b)(3), which requires a listed company to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a market value of at least $35 million for the previous thirty (30) consecutive business days for continued listing on The Nasdaq Capital Market. Based on our market value of listed securities for the thirty (30) consecutive business days from April 8, 2019 to May 20, 2019, we no longer meet the market value of listed securities requirement. In addition, we do not satisfy the alternative requirements of sufficient minimum stockholders’ equity or sufficient net income from continuing operations.

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

 If in the future we are not able to maintain compliance with the Minimum Bid Price Requirement within an allotted grace period, our shares of common stock would be subject to delisting. The Company is also not currently in compliance with the minimum stockholder equity requirement under the Nasdaq continued listing standards. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

As of September 30, 2019, our cash and cash equivalents were $9.1 million and the 2017 Loan Agreement held an outstanding principal balance of $32.7 million. The 2017 Loan Agreement is collateralized by substantially all of our personal property, including our intellectual property. Under the 2017 Loan Agreement, we, as the borrower, are required to maintain cash and cash equivalents of $2.0 million and, each year through the end of 2022, to meet a minimum total annual revenue threshold, which as of September 30, 2019 and December 31, 2018 was $19.1 million and $21.0 million, respectively.

We expect that our cash and cash equivalents will be sufficient to fund our current operations through December 31, 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial statements have been prepared assuming that our company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception and have an accumulated deficit of approximately $183.1 million and working capital of $12.8 million as of September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.

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

Effective December 31, 2019 the Company is eliminating the position of President and Chief Business Officer. The Company intends to enter into a separation agreement and release of the Company and its affiliates with Mr. James Atkinson, the present President and Chief Business Officer, pursuant to the terms of the employment agreement by and between the Company and Mr. Atkinson dated as of February 27, 2018. According to such separation agreement and release, Mr. Atkinson shall receive 9 months of base salary continuation and 9 months of COBRA continuation medical benefits subsidized by the Company following his departure and 6 months of unvested options held by him shall immediately accelerate and become fully exercisable as of the date of his termination, provided that he does not revoke such separation agreement and release.

Item 6.	Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware

3.1.2(2)	Amended and Restated Certificate of Incorporation

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.1.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2019	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)