Form 10-K
period 2019-12-31
VIVEVE MEDICAL, INC.
filed 2020-03-19
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 1-11388

VIVEVE MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3153858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Inverness Drive South

Building B, Suite 250

Englewood, CO 80112

 (Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: (720)-696-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	VIVE	The Nasdaq Capital Market

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

As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The Nasdaq Capital Market on such date, was approximately $17,634,014.

Number of shares outstanding of the Registrant’s common stock, as of March 13, 2020: 10,027,883

VIVEVE MEDICAL, INC.

i

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

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;
●	our ability to achieve profitability;
●	our limited operating history;
●	emerging competition and rapidly advancing technology;
●	whether we are successful in having our medical device approved or cleared for sale by the U.S. Food and Drug Administration (“FDA”) for all indications;
●	whether we can obtain regulatory approval in additional markets outside of the United States;
●	whether demand develops for our medical device;
●	the impact of competitive or alternative products, technologies and pricing;
●	the adequacy of protection afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our ability to obtain, expand and maintain protection in the future, and to protect our non-patented intellectual property;
●	our ability to file and obtain additional patents;
●	our ability to broaden our customer base;
●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	the impact of the novel coronavirus on our clinical development and on the manufacturing, sales and patient utilization of our Viveve Systems and tips;
●	the impact of an economic recession, including as a result of the novel coronavirus, on our business, financial condition or results of operations;
●	our ability to maintain compliance with The Nasdaq Capital Market continued listing standards; our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

At this time, the Viveve System is indicated for use and being marketed for use in general surgical procedures for electrocoagulation and hemostasis in the United States; the device has not been cleared or approved for use for the treatment of vaginal laxity, to improve sexual function, for vaginal rejuvenation, or for stress urinary incontinence in the United States. Accordingly, the Company is prohibited under current U.S. regulations from promoting it to physicians or consumers for these unapproved uses.  We believe the Viveve System and Viveve treatment provide a number of benefits for physicians and patients, including:

●	a safe, minimally-invasive, non-ablative procedure;
●	requiring only a single treatment;
●	compelling physician economics; and
●	ease of use.

In the U.S., the Viveve System is sold through a direct sales force. In other regions, we market and sell primarily through a network of distribution partners.

Currently, the Viveve System is cleared for marketing in 57 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and the treatment of vaginal laxity	32
For treatment of vaginal laxity	4
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
General surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity and to improve mild urinary incontinence and sexual function	1

As of December 31, 2019, we have sold 840 Viveve Systems and approximately 41,150 single-use treatment tips worldwide.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). Viveve, Inc. is a Delaware corporation that was incorporated in 2005 by Jonathan Parmer, MD, an OBGYN physician, and is a wholly-owned subsidiary of Viveve Medical, Inc. In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System and the Viveve treatment as a way to improve the overall sexual well-being and quality of life of women suffering from vaginal laxity and/or urinary incontinence, depending on the relevant country-specific clearance or approval. We are currently located at 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112 and our telephone number is (720) 696-8100. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

Our Products

The Viveve System

The Viveve System consists of three main components: a radiofrequency (“RF”) generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. return pad, coupling fluid), as well as a cryogen canister that can be used for approximately four to five procedures, and a foot pedal. Physicians or medical practitioners attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired Viveve treatment without further intervention. The treatment is performed in a physician’s office and does not require the use of anesthesia. The tissue remodeling effect resulting from the Viveve treatment has been demonstrated by our pre-clinical and clinical research.

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

Technology Platform - Cryogen-cooled Monopolar Radiofrequency (CMRF)

The Viveve System uses a patented and proprietary method of delivering monopolar RF energy for treating tissue:

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

The Viveve System also uses a proprietary, controlled cryogen surface cooling that enables deep volumetric heating of vaginal tissue:

●

Reverse Thermal Gradient. With RF delivery, it is typical to expect higher temperatures closest to the surface electrode and a comparatively lower temperature distal to the electrode. However, with the Viveve System the opposite is true, hence a “reverse” thermal gradient. Maintaining a well-cooled, protected surface allows our treatment tips to safely remain on the tissue longer, allowing an optimal amount of RF energy penetration into the deeper tissue layers, while helping to ensure a comfortable patient experience.

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

Results from these surveys suggested that vaginal laxity is a significant unmet medical need, and that patients and physicians would benefit significantly from a safe and effective non-invasive treatment that would also increase physical sensation and sexual satisfaction following vaginal childbirth. Of the 421 patient respondents, up to 48% felt that vaginal laxity was a concern post-childbirth. Furthermore, it is evident that patients and their OB/GYNs are not discussing vaginal laxity on a regular basis; in fact, we believe such conversations occur quite infrequently due to many factors, including patient embarrassment and fear of being ridiculed, lack of time and lack of solutions for physicians. Of the nearly 525 OB/GYNs surveyed, 84% indicated that vaginal laxity is the number one post-delivery physical change for women, being more prevalent than weight gain, urinary incontinence and stretch marks, and believe that it is under-reported by their patients. Additionally, in a separate international survey of urogynecologists, 84% of the 563 respondents described vaginal laxity as underreported by their patients and the majority considered it a bothersome condition that impacts sexual function and relationships.

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

In a 2019 article in the Journal of Women’s Health, the authors concluded that the social stigma for women from Western culture regarding sexuality remains and creates barriers of communication with their health care professionals. The women in the study were typically unaware or had misconceptions of conditions that could adversely affect their sexual life. Additionally, these women lacked awareness of safe and effective treatments. Despite the lack of awareness and communication regarding this issue, we believe there is a strong interest among patients and doctors to advance the conversation of women’s sexual wellness and evolving options a treatment that are clinically proven and safe.

Current Treatments for Vaginal Laxity/Sexual Function and Their Limitations

Currently, few clinically proven medical treatments are available to effectively treat vaginal laxity or sexual function. The most widely prescribed treatments include pelvic floor muscle exercises, or Kegel exercises, and invasive surgical procedures, known as laser vaginal rejuvenation (“LVR”) or vaginoplasty.

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

●

Surgical Procedures: Of the various alternatives for treating vaginal laxity, invasive surgical procedures, such as LVR, are the only modalities with any proven efficacy outcomes. Typically, they are performed by plastic surgeons with patients under general anesthesia. According to The International Society of Aesthetic Plastic Surgeons (“ISAPS”), 206,846 LVR surgeries were performed world-wide in 2017. However, these invasive surgical procedures are expensive, costing thousands of dollars, and can involve weeks of post-surgical recovery time for the patient. They also carry the risk of scarring, which can lead to uncomfortable or painful intercourse, long-term or permanent loss of sensation, serious infection, tissue necrosis, hematomas (fluid collection under the tissue that may require removal), and adverse reactions to anesthesia.

Overview of Stress Urinary Incontinence

Urinary incontinence (UI) is deﬁned by the International Continence Society (ICS) as “the complaint of involuntary leakage of urine.” UI is increasingly recognized globally as a health and economic problem, which affects the physical, psychological, social and economic well-being of individuals and their families and poses a substantial economic burden on health and social services.

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

Current Treatments for Stress Urinary Incontinence and Their Limitations

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

The Viveve Solution

RF energy has a long history of use in epithelial/mucosal tissue in the pharynx, skin, cornea, and vagina. Additionally, RF devices have been used to treat a variety of health-related concerns, including SUI. We believe that the Viveve System provides a compelling, safe, non-invasive treatment for vaginal laxity, improvement of sexual function that is supported by clinical studies, and improvement of the symptoms of SUI. The Viveve treatment is conducted on an outpatient basis in a practitioner’s office. The procedure typically takes approximately 30 - 45 minutes depending on the indication being treated and does not require any form of anesthesia. To perform the procedure, a practitioner attaches the single-use treatment tip to the handpiece. As described above, the return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication.

Benefits of the Viveve Treatment

The Viveve treatment provides a number of benefits for physicians and patients:

●

Minimally-Invasive, Non-Ablative Treatment with a Demonstrated History of Safety. The Viveve System has been tested in pre-clinical tissue studies and has been used to treat over 500 clinical study patients. To date, we estimate that physicians have treated over 20,000 patients. The procedure is non-invasive and offers a treatment option with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal, sub-mucosal tissue, or any extra vaginal tissues or require any form of anesthesia.

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

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Increasing the Number of Installed Base of Viveve Systems. In our existing markets, we plan to (i) expand the number of Viveve Systems by leveraging our new business model, current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permissible by law, and (ii) expand our efforts and obtain regulatory approvals in additional markets, although there are no assurances that we will ever receive such approvals.

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

Our Customers

To date, we have focused our commercial efforts in markets where we have received regulatory clearances/approvals. Within each market, we target thought leaders across multiple specialties in order to increase awareness of the conditions we treat and accelerate patient acceptance of Viveve’s treatments. Currently we target a broad number of physician specialties including; plastic surgeons, aesthetic dermatologists, OBGYNs, urogynecologists, urologists and others.

Through our direct sales employees, and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive treatment business within their practice. As sales of our product continue to expand globally, we intend to continue to utilize distribution partners in most countries.

Sales and Marketing

United States

In October 2016, we received clearance from the FDA to sell the Viveve System for use in general surgical procedures for electrocoagulation and hemostasis. From January 2017 through May 2019 the Company relied on a traditional capital sales model, including selling the Viveve Systems and disposable treatment tips. In June of 2019, the Company transitioned to a recurring revenue rental model, where we lease the Viveve System to customers instead of selling it to them. The Company believes that the change in business model lowers the barrier to entry for physicians to adopt the procedures, shortens the sales cycle and improves the cost effectiveness of each sale. At the end of 2019, we had 6 direct sales representatives covering the United States. In 2020, we plan to expand our direct sales efforts under the new business model to achieve broader reach throughout the United States.

International

We currently market the Viveve treatments and sell the Viveve System, including the single-use treatment tips in over 50 countries outside of the United States. At the present time, trained direct sales employees or distribution partners represent Viveve and its products in 57 countries in markets in Canada, Europe, the Middle East, Asia Pacific, and Latin America.

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

Clinical Studies

We have completed several pre-clinical and human clinical studies in vaginal tissue to assess the safety and efficacy of the Viveve treatment in vaginal laxity/sexual function and SUI. We are currently conducting a sexual function trial under IDE in the U.S. (VIVEVE II), recently completed an international trial in Canada for SUI (LIBERATE-International) and are preparing to conduct a clinical study in the U.S. for SUI, if and when we receive approval of our IDE application from the FDA. While we believe that our pre-clinical and human clinical studies have, and will, show that the Viveve System and the Viveve treatment have a strong safety profile and are effective, there is risk that the FDA will not agree with this assessment. Notwithstanding the safety in trials to date of the Viveve System, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

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

In November 2019, we conducted a Good Laboratory Practice (GLP) study in six ewes to evaluate the in vivo temperature-time profile and histopathology of vaginal and surrounding tissues in the ovine model after Viveve treatment. Five ewes were utilized for the in vivo energy application procedures while the remaining ewe was utilized as a control. During anesthesia, eight fluoroptic temperature probes were placed at different locations near the vaginal wall, rectum and bladder. After probe placement, five of the ewes received the Viveve SUI protocol (220 pulses of 90 J/cm2 of RF energy) and temperatures recorded. The control ewe did not receive energy application, but temperatures were recorded. In February 2020, study results showed temperature increases only at tissue locations where expected. Histopathology results showed normal histopathology of vaginal and surrounding tissues, and no adverse or other associated treatment-related responses, as evaluated histologically via H&E stain (in formalin fixed, paraffin embedded samples) and LDH/NBT vital stain (in frozen, OCT embedded samples). There were no macroscopic findings in either fresh or formalin-fixed tissues submitted for pathologic evaluation.

Clinical Studies – Vaginal Laxity and Sexual Function

United States Pilot Study

We conducted our first human study beginning in November 2008. The study was a single-arm study conducted in 24 female subjects, ages 25-44 years old, each of whom had experienced at least one full-term vaginal delivery. The study was designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal laxity at three RF dosing levels. Each woman underwent a single Viveve treatment, three patients received 60 joules/cm2, three patients received 75 joules/cm2, and 18 patients received 90 joules/cm2. Patient outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including a company-designed vaginal laxity/tightness questionnaire (“VSQ”), Female Sexual Function Index (“FSFI”), Female Sexual Distress Scale-Revised (“FSDS-R”) and the Global Response Assessment.

Within one month after the Viveve treatment, patients reported a statistically significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores compared to baseline. These results continued throughout the 12-month follow-up period. Additionally, patients reported a statistically significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

The Viveve treatment also demonstrated a strong safety profile throughout the study. The treatment was well tolerated and there were no procedure-related adverse events or serious adverse events through the 12-month follow-up period.

Japan Pilot Study

Our second human clinical study began in March 2010. This study was an open-label study conducted in 30 female subjects, ages 21-55 years old, each of whom had experienced at least one full-term vaginal delivery and experiencing vaginal laxity. The study was designed to assess the safety and efficacy of the Viveve System for the treatment of vaginal laxity. Each woman was treated once with the Viveve System, using 90 joules/cm2 of RF energy as the therapeutic dose.

Patient reported outcomes were measured at baseline, one month, three months, six months, and 12 months using several validated patient-reported outcome measures, including VSQ, FSFI, FSDS-R and the Global Response Assessment.

Within one month after the Viveve procedure, patients reported a statistically significant improvement in vaginal laxity scores, sexual function and sexual satisfaction scores compared to baseline. These results continued throughout the 12-month follow-up period. Additionally, patients reported a statistically significant decrease at one month, and thereafter, in their personal distress scores from sexual activity.

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

VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II clinical study following IDE approval by the FDA. This is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual dysfunction, associated with vaginal laxity. A total of 19 clinical sites in the United States enrolled up to 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment. Patients were randomized in a 2:1 ratio to either an active treatment group or sham-control group. Patients were followed for twelve months post-treatment. Patients randomized to the sham arm were offered the opportunity to receive a Viveve treatment once the study has been unblinded.

The primary efficacy endpoint of the study is the mean change from baseline in the Female Sexual Function Index (FSFI) total score at twelve months posttreatment. Secondary endpoints include evaluation of the mean change from baseline of the total FSFI score at six months, as well as evaluation of the mean change from baseline of the six different domains within the FSFI at six and twelve months. At months six and twelve, in addition to the FSFI, subjects were asked to complete the Patient’s Global Impression of Improvement (PGI-I). Subjects were also assessed for adverse events throughout the study. Completion of all subject follow-up visits in the study was reported in March 2020. The Company intends to report final twelve-month clinical data from the study in the second quarter of 2020.

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

LIBERATE - International

In January 2019, enrollment was completed for the LIBERATE-International study in SUI. The study was conducted in Canada to support SUI indications in Canada, the European Union and several other international countries. LIBERATE International, a randomized, double-blind, sham-controlled study in 99 patients with mild-to-moderate SUI was conducted at nine sites in Canada. Patients were randomized in a 2:1 ratio to either Active treatment (90 J/cm2 RF with cryogen cooling) or Sham treatment (sub-treatment dose of ≤1 J/cm2 with cryogen cooling). Patients were followed for six months post-treatment to assess the primary efficacy and safety of the treatment with data being collected at one, three and six months.

The primary efficacy endpoint was 6-month change from baseline in the one-hour pad weight test. Secondary endpoints included: 24-hour pad weight test, daily incontinence episodes (3-day diary), UDI-6, ICIQ-UI-SF, and FSFI.

Across all endpoints, the efficacy of both the Active and Sham treatments were highly clinically relevant. For the primary endpoint, median percentage decrease from baseline (CFB) to 6 months post-treatment in 1-hr pad weight for the Active group was 77.2% and 81.0% for the Sham group. However, the differences were no significant between the Active and Sham groups. The sham response consistently exceeded the 30 – 55% placebo response rates in the literature for SUI studies, suggesting that cryogen alone may have a therapeutic effect.

From a safety perspective, both Active and Sham treatments were safe and well tolerated. Only one adverse device event was noted, none of the 3 serious adverse events were identified as related to treatment and the percentage of patients with adverse events were comparable with the Viveve I study.

3-Arm SUI Feasibility Study

A single-blind feasibility study was initiated in January 2020 to test the hypothesis that cryogen alone has a therapeutic effect in SUI. This 3-arm study is a prospective, multicenter, randomized, single-blind, study comparing both the Viveve Treatment (cryogen cooling and 90 Joules/cm2 RF energy) and cryogen alone treatment (i.e. cryogen cooling with only 1 Joule/cm2 of RF energy, identified in the latest study as “Sham treatment”) versus sham treatment in patients with mild to moderate stress urinary incontinence.

Approximately 36 subjects (12 per treatment arm) from 3 study sites, meeting the inclusion and exclusion criteria will be randomized in a 1:1:1 ratio to the Viveve Treatment group (RF plus cryogen), cryogen only treatment group, or the sham group. Randomization will be stratified by study site.

The primary efficacy endpoint is 3-month change from baseline in the one-hour pad weight test. Secondary endpoints included: 24-hour pad weight test, daily incontinence episodes (3-day diary), and I-QOL.

Completion of subject enrollment in the study was reported in March 2020. Study results are expected in third quarter of 2020 and will inform future potential studies with the Viveve Treatment in SUI.

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

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2019 and 2018 were $8,590,000 and $13,616,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of contract manufacturers, approved suppliers and internal manufacturing resources and expertise. We outsource the manufacture of components, subassemblies and finished products that are produced to our specifications and shipped to our Englewood, Colorado facility for inspection, testing and distribution. Our internal manufacturing activities include the testing of Viveve treatment tips and handpieces, as well as the final integration and system testing of the Viveve System. Our finished products are stored at and distributed from our Englewood, Colorado facility or from our contract manufacturer’s location in Fredrick, Colorado.

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

We generally offer a one-year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary. We also sell a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Warranties are assessed for proper revenue recognition.  Most warranties are classified as assurance type warranties thereby allowing immediate recognition of revenue with accrual for estimated future warranty expenses. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2019 and 2018.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 4 issued U.S. patents directed to our technology and the Viveve System. Additionally, we have 8 pending U.S. patent applications, 73 issued foreign patents, and 14 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

U.S. Patents		Foreign Patents
Issued	Pending	Issued	Pending
4	8	73	14

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

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. As of December 31, 2019, the Company has purchased 855 units. In conjunction with the Agreement, Stellartech purchased 37,500 shares of Viveve, Inc.’s common stock. Under the Stellartech Agreement, we paid Stellartech $4,889,000 and $10,150,000 for goods and services during the years ended December 31, 2019 and 2018, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

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

Government Regulation

The Viveve System is a medical device subject to extensive and rigorous regulation by international regulatory bodies as well as the FDA. These regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products exported internationally or distributed domestically are safe and effective for their intended uses:

●	product design, development and manufacture;

●	product safety, testing, labeling and storage;

●	record keeping procedures;

●	product marketing, sales and distribution;

●	Pre-clinical and Clinical experiences; and

●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

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

Currently, the Viveve System is cleared for marketing in 57 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and the treatment of vaginal laxity	32
For treatment of vaginal laxity	4
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
General surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity and to improve mild urinary incontinence and sexual function	1

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

In June 2012, we submitted a pre-IDE application and requested an in-person meeting with the FDA to solicit feedback in advance of filing an IDE to conduct a clinical study of the Viveve System to support regulatory submission for the sexual function indication. In August 2012, we met with the FDA and received feedback on our pre-clinical data, historical clinical data, and a clinical protocol for a prospective randomized controlled trial. We had a second meeting with the FDA on December 17, 2015 and received additional feedback on our clinical protocol design and indication for use. In September 2016 we submitted an IDE application to FDA to begin a U.S. clinical study and the FDA has responded with additional questions regarding the proposed protocol and other aspects of the clinical study design, which we addressed. Approval of the IDE was received in 2018, and we began our U.S. clinical study to demonstrate the safety and effectiveness of the device to improve sexual function.  Completion of enrollment for the clinical study was achieved in March 2019.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, states, or foreign governments, which may include any of the following actions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall, market withdrawal or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance, de novo reclassification, or premarket approval of new products or new intended uses;

●	refusing to grant export certificates for our product;

●	reclassifying a device that previously received a 510(k) clearance or withdrawing premarket approvals that are already granted; and

●	criminal prosecution.

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

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solutions to treat vaginal laxity and SUI are unique and offer a more effective treatment options from that which is on the market currently, we also believe that the market for the treatment of vaginal laxity, women’s sexual function, and incontinence remain tremendous, under-developed opportunities. Therefore, competition is expected to increase, particularly as the market becomes further developed with additional treatment options. Aside from Kegel exercises and invasive surgical procedures, such as LVR, fillers, bulking agents, slings, and mesh there are many companies that may be developing or that have developed energy-based technologies for vaginal use as well as others developing modalities for the treatment of female sexual dysfunction and incontinence. Further, the overall size and attractiveness of the market may compel larger companies focused in the Urology, OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these indications. Potential energy-based competitors include, but are not limited to, Cynosure, Syneron, Fotona, Thermi Aesthetics, Cutera, Inmode, BTL, Venus Concepts and others, some of whom have more established products and customer relationships than we have.

Employees

As of March 13, 2020, we had 55 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

In 2012, we began marketing the Viveve System (radiofrequency generator, handpiece and single-use treatment tips) and other ancillary consumables, in Canada, Hong Kong and Japan. Since then, we have expanded our market to a total of 57 countries, including the United States. Our continued success depends on our ability to significantly penetrate current or new markets. If demand for the Viveve System and Viveve treatment does not expand in new markets or does not increase in existing markets as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

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

Performing clinical studies with the Viveve System and collecting data from the Viveve treatment is inherently subjective, and we have limited data regarding the efficacy of the Viveve procedure. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

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

Current reported studies of Viveve’s CMRF technology have investigated improvement in vaginal laxity, sexual function and SUI using single-arm studies where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. In the fourth quarter of 2014, we initiated a randomized, blinded and sham-controlled clinical trial in Europe and Canada designed to demonstrate the efficacy of the Viveve procedure versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function (the “OUS Clinical Trial”). In April 2016, we completed this study. In the second quarter of 2018, we initiated a randomized, double-blind, sham-controlled clinical trial in the United States designed to evaluate the efficacy and safety on the Viveve procedure versus the sham-controlled procedure for the treatment of vaginal laxity and sexual function. We expect to complete this study by the end of the first quarter of 2020 (See discussion under the heading “Clinical Studies”.)

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

As of December 31, 2019, we have incurred losses since inception of approximately $197.9 million. In 2019, we incurred a loss of $42.5 million and in 2018 a loss of $50.0 million. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

Some of our target physician customers already own self-pay device products. Our ability to grow our business and convince physicians to purchase or rent a Viveve System depends on the success of our sales and marketing efforts. Our business model involves both an equipment rental and continued purchases by our customers of single-use treatment tips and ancillary consumables. This may be a novel business model for many potential customers who may be used to competing products that are exclusively capital equipment, such as many laser-based systems. We must be able to demonstrate that the cost of the Viveve System and the revenue that the physician can derive from performing procedures using it are compelling when compared to the cost and revenue associated with alternative products or therapies. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive procedures. If we are unable to increase physician adoption of our device and use of the treatment tips, our financial performance will be adversely affected.

Our revenue may suffer due to our transition of U.S. sales from a capital equipment sales model to a recurring revenue rental model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by reducing selling time per unit. The transition has resulted in reduced revenue in 2019 per unit placed, which is projected to be offset by higher unit placements and improved revenue performance in the long term. While physician adoption rates have increased since this transition, the unit placements in the long term may not be sufficient to offset the reduced revenue per unit placed.

To successfully market and sell the Viveve System internationally, we must address many issues with which we have limited experience.

Sales outside the U.S. accounted for 44%, 27% and 28% of our revenue during the year ended December 31, 2019, 2018 and 2017, respectively. International sales are subject to a number of risks, including:

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

The pandemic of the novel coronavirus in various parts of China, South Korea, the United States and several other countries may materially and adversely affect our business, financial condition and results of operations.

We may face significant risks due to the current worldwide outbreak of Covid-19, the novel coronavirus and the significant anticipated adverse impact on the economy resulting from actions taken to battle that outbreak. There have been recent outbreaks in several countries, including China, South Korea and the United States, of a novel, highly transmissible and pathogenic coronavirus. Such outbreaks have resulted in a widespread global health crisis.  Actions taken to mitigate or control those outbreaks have adversely affected general commercial activity and the economies and financial markets of many countries, including the United States, and will likely adversely affect our business, financial condition and results of operations. For example, an outbreak could significantly disrupt our business by limiting our ability to manufacture our Viveve Systems and tips, ship materials within or outside countries where we have sales teams or distributors, and the ability of our sales teams and distributors to operate. Furthermore, some countries including the United States are discouraging elective treatments and non-essential movement and/or ordering social distancing and shelter-in-place in order to control the transmission of the novel coronavirus. These actions are expected to reduce discretionary medical treatments such as the Viveve procedure.  If there is not sufficient consumer demand for the procedures performed with our products, demand for our products could decline, which would adversely affect our sales and operating results in the United States and worldwide. The efforts to control and treat the novel coronavirus may also impact our clinical development as hospitals and clinics refocus energies on the coronavirus and patients may be less willing to participate in future clinical trials due to health risk concerns during an outbreak. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious and long-term outbreak or sustained reduction of interest in elective medical procedures. The spread of the novel coronavirus and efforts to control such spread are also expected to induce an economic recession in the United States and elsewhere, which could adversely affect our business, financial condition and results of operations.

 We currently have limited sales and marketing resources or experience and failure to build and manage a sales force or to market and distribute the Viveve System effectively could have a material adverse effect on our business.

Our sales and marketing organization is structured so that we rely on a direct sales force to sell the Viveve System in the United States. However, in the first quarter of 2019, we reorganized and reduced the number of direct sales reps selling our products. We believe our reorganization will help reduce our operating expenses. We do not currently anticipate making any significant changes to our international distribution network.

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

Even though we require training for users of the Viveve System, and we do not sell it to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. While we have employment contracts with our Chief Executive Officer and our Vice President of Finance and Administration (Principal Accounting and Financial Officer), these officers and other key employees may terminate their employment at any time. The loss of any senior management team members could weaken our management expertise and harm our business.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”), of approximately $77.3 million and $6.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes, including in connection with this offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of future NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any future NOL to prior taxable years, while allowing unused future NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

If the FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device and/or it’s indication, the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the de novo process. The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device.   Our plan is to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve sexual function and SUI by utilizing the direct de novo process. However, we cannot predict when or if such de novo classification will be obtained. If FDA fails to reclassify the device pursuant to the de novo process, we will be required to seek FDA premarket approval (via the more stringent PMA process) for the Viveve System. Delays in receipt of FDA clearance or approval or failure to receive FDA clearance or approval could adversely affect our business, results of operations and future growth prospects.

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

As of December 31, 2019, our cash and cash equivalents were $13.3 million. We expect that our cash and cash equivalents will be sufficient to fund our current operations through June 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial statements have been prepared assuming that our company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception. We have an accumulated deficit of approximately $197.9 million, cash and cash equivalents of $13.3 million and working capital of $15.9 million as of December 31, 2019. Additionally, the Company used $31.2 million in cash for operations in the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business.

 Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for the Viveve System, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Viveve treatment. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 4 issued U.S. patents primarily covering our technology and Viveve treatment and methods of use. Additionally, we have 8 pending U.S. patent applications; 73 issued foreign patents; and 14 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of the Viveve System’s components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our device and the methods we employ are covered by their patents. If our device or methods are found to infringe, we could be prevented from marketing the Viveve System. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export the Viveve System. We may also initiate litigation against third parties to protect our intellectual property that may be expensive, protracted or unsuccessful. In the future there may be companies that market products for competing purposes in direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. For example, in October 2016 we filed a patent infringement lawsuit against ThermiGen, LLC, ThermiAesthetics, LLC and Dr. Red Alinsod alleging unauthorized use of certain of our patented technologies. based on Viveve’s U.S. Patent Number 8,961,511 (the “‘511 patent”). Viveve, Inc. v. ThermiGen, LLC et al., No. 2:16-cv-1189-JRG (E.D. Tx.), filed October 16, 2016. On October 20, 2017, ThermiGen and ThermiAesthetics filed two petitions for inter partes review (IPR) of the ‘511 patent at the U.S. Patent Trial and Appeal Board (PTAB) challenging the validity of the ‘511 patent claims. ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00088 (October 20, 2017) and ThermiGen, LLC et al. v. Viveve, Inc., No. IPR2018-00089 (October 20, 2017). On June 4, 2018, we entered into a Settlement and License Agreement (the “Settlement Agreement”) with ThermiGen LLC and ThermiAesthetics LLC (“ThermiGen,” collectively) as well as Red Alinsod, M.D. resolving our patent litigation against ThermiGen and Dr. Alinsod. The Settlement Agreement also resolved ThermiGen’s IPR proceedings against the Viveve.

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

As of March 13, 2020, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 6.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future, except the cumulative dividend payable on our Series B preferred stock, which could reduce a return in your investment in us. We intend to retain any earnings to develop, carry on, and expand our business. In addition, the terms of the indebtedness of our existing credit facility also restrict us from paying cash dividends to stockholders under some circumstances. The terms of our Series A preferred stock and our Series B preferred stock also provide that we may not pay dividends on our common stock without concurrently declaring dividends on each. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates. For more information on restrictions governing our ability to pay dividends, see the section titled “Dividend” in Item 5 of Part II below.

CRG has the right to acquire a significant percentage of our stock upon conversion of its Series B preferred stock and exercise of its warrants and is able to exert significant control over matters pursuant to the protective provisions therein as well as the covenants and other restrictions in the Loan Agreement.

CRG has the right to acquire approximately 46% of our outstanding common stock on a fully-diluted basis, subject to stockholder approval to authorize a sufficient number of common stock, Nasdaq stockholder approval requirements and beneficial ownership restrictions contained in the Series B Certificate of Designation and warrants held by CRG. Even though Series B preferred stock is non-voting stock, and has beneficial ownership restrictions, the Series B Certificate of Designation has protective provisions that will require CRG’s consent to perform certain significant company events. For example, CRG's consent would be necessary to amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock. CRG may have interests different than yours. For example, CRG may want us to pursue strategies that deviate from the interests of other stockholders.

The Series B preferred stock has a liquidation preference to our common stock and the Series A preferred stock.

Series B preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of the warrants) and Series A preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series B preferred stock would have the right to receive up to approximately $31.68 million plus any unpaid dividend from any such transaction before any amount is paid to the holders of our Series A preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series A preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, any conversion of Series B preferred stock into common stock will cause substantial dilution to our common stockholders.

 We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in May 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) advising us that for the 30 trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) and providing us 180 days to regain compliance. On September 18, 2019, we filed a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-100 reverse stock split of our issued and outstanding common stock. On October 3, 2019, we were notified by Nasdaq that as of October 2, 2019 we had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement.

Furthermore, as of March 13, 2020, the bid price of our common stock has closed below $1.00 per share for 5 consecutive trading days. In the event that the bid price of our common stock remains below such threshold for 30 consecutive trading days, we may receive another notice from the Listing Qualifications Department of Nasdaq for our lack of compliance with the $1.00 minimum bid price requirement and grace period to regain compliance. In such an event, we may need to effect another reverse stock split to regain compliance with the $1.00 minimum bid price requirement. Nasdaq may also decline to continue our listing if we undertake multiple reverse stock splits for compliance with the $1.00 minimum bid price requirement.

In addition, on May 21, 2019, we received another written notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the market value of listed securities requirement set forth in Nasdaq Listing Rule 5550(b)(2). On November 19, 2019, we received a notice from Nasdaq that our securities would be subject to delisting from The Nasdaq Capital Market for failure to regain compliance with the market value of listed securities requirement, unless we timely request a hearing before a Nasdaq Hearings Panel (the "Panel"). We requested a hearing before the Panel and made submissions to the Panel demonstrating the Company’s compliance with the alternative stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). On December 30, 2019, the Company received a formal determination from the Panel indicating that the Company had evidenced compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. Accordingly, the Company’s hearing before the Panel was cancelled and the Company’s common stock continued to be listed and traded on The Nasdaq Capital Market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the Company’s corporate headquarters to Englewood, Colorado, which was effective as of January 26, 2017. The lease term is 36 months. The lease term commenced on June 1, 2017 and will terminate in May 2020. We believe that this facility is adequate for our current business operations.

The office operating lease expense for the year ended December 31, 2019 was $268,000. The office rent expense for the years ended December 31, 2018 and 2017 was $358,000 and $442,000, respectively. Future minimum payments under the lease are approximately as follows:

Year Ending December 31,

2020	–	$272,000
2021	–	$115,000
2022		$0

Item 3. Legal Proceedings

The Company currently has no pending or open legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 13, 2020, our common stock is trading on The Nasdaq Capital Market under the symbol “VIVE”.

Holders of Common Stock

As of March 13, 2020, there were approximately 116 holders of record of our common stock.

Dividends

 Our Series B preferred stock carries a cumulative dividend at a rate of 12.5% of $1,000 per annum, compounded annually. This cumulative dividend is payable in arrears on quarterly basis, commencing with December 31, 2019, and at our option is payable in additional shares of Series B preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have paid $2,382 in cash and issued a total of 378 shares of Series B preferred stock as preferred dividend to the holders of Series B preferred stock through December 31, 2019.

Other than the preferred dividend on Series B preferred stock, we have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business; we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized For Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuances of Unregistered Securities

In consideration for consulting services rendered to our company, we made the following issuances of securities to Acorn Management Partners LLC, exempt from registration pursuant to Section 4(a)(2) of the Securities Act: 274 shares of common stock (as adjusted for September 18, 2019 reverse stock split) issued on March 12, 2019; 7,740 shares of common stock issued on October 11, 2019; and 30,675 shares of common stock issued on December 11, 2019.

In consideration of conversion of $31.3 million in outstanding obligations, we made the following issuances of securities to affiliates of CRG, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on November 26, 2019: 31,300 shares of Series B preferred stock; and warrants to purchase 9,893,776 shares of common stock.

Pursuant to the Certificate of Designation of Series B preferred stock, we issued 378 shares of Series B preferred stock in lieu of $378,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on December 31, 2019.

The shares of Series B preferred stock and warrants to purchase shares of common stock issued to affiliates of CRG will only be convertible or exercisable into common stock, as applicable, following such time as we have filed an amendment to the certificate of incorporation that authorizes at least 125,000,000 shares of common stock. The conversion or exercise of securities issued to affiliates of CRG are also further subject to certain beneficial ownership restrictions and Nasdaq stockholder approval requirements. If the Series B preferred stock becomes convertible into common stock, it will be convertible into that number of shares of common stock determined by dividing $1,000 by the conversion price of $1.53.

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

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and the treatment of vaginal laxity	32
For treatment of vaginal laxity	4
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	14
General surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity and to improve mild urinary incontinence and sexual function	1

 In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of December 31, 2019, we have sold 840 Viveve Systems and approximately 41,150 single-use treatment tips worldwide.

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

Recent Events

2019 Public Offering and Debt Conversion

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,952,000.

The offering comprised of: (1) Class A Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance; and (2) Class B Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of Series A convertible preferred stock, convertible into one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance.

The securities comprising the units were immediately separable and were issued separately.

A total of 1,945,943 shares of common stock, 5,497,593 shares of Series A convertible preferred stock, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

In November and December 2019, the holders of Series A preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. As of December 31, 2019, 1,852,173 remaining shares of Series A convertible preferred stock were outstanding.

In connection with the closing of the November 2019 Offering, the Company’s secured lender, affiliates of CRG LP (“CRG”), converted approximately $28,981,000 of the outstanding principal amount under its term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock convertible into 20,457,516 shares of common stock following an increase in the Company’s authorized stock. CRG was also issued and warrants to purchase up to 9,893,776 shares of common stock exercisable following an increase in the Company’s authorized stock at an exercise price of $1.836 per share. CRG entered into a one year lock up agreement on all securities that it holds.

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

The reverse stock split proportionately affected the number of shares of common stock available for issuance under the Company’s equity incentive plans. All stock options warrants and restricted stock awards of the Company outstanding shares immediately prior to the reverse stock split were adjusted in accordance with their terms.

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

Nasdaq Delisting Notice and Compliance Determination

On May 13, 2019 and May 21, 2019, the Company received written notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that the Company was not in compliance with the minimum bid price requirements and the market value of listed securities requirements, respectively. Both notification letters state that the Company has 180 calendar days, or until November 11, 2019 and November 18, 2019, respectively, to regain compliance.

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

Following our reverse stock split described above, on October 3, 2019, the Company was notified by Nasdaq that as of October 2, 2019, it had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement.

On November 19, 2019, we received a notice from Nasdaq that our securities would be subject to delisting from The Nasdaq Capital Market for failure to regain compliance with the market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2), unless we timely request a hearing before a Nasdaq Hearings Panel (the "Panel"). A hearing was requested before the Panel, which stayed the delisting action by Nasdaq. The Company also made submissions to the Panel demonstrating its compliance with the alternative stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1).

On December 30, 2019, the Company received a formal determination from the Panel indicating that the Company has evidenced compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. Accordingly, the Company’s hearing before the Panel scheduled for January 16, 2020 was cancelled and the Company’s common stock will continue to be listed and trade on The Nasdaq Capital Market.

“At-the-Market” Offering

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement on August 16, 2019 to its shelf registration statement on Form S-3filed on November 8, 2017, under which the Company could offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock (the “August 2019 ATM Facility”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the year ended December 31, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. As of December 31, 2019, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

The Company had previously established an “at-the-market” equity offering program through the filing of a prospectus supplement on November 28, 2017 to its shelf registration statement on Form S-3 filed on November 8, 2017, under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). On August 16, 2019, the Company suspended and subsequently terminated the November 2017 ATM Facility. The Company will no longer make any sales of its common stock under the November 2017 ATM Facility. During the years ended December 31, 2019 and 2018, the Company sold zero and 2,771 shares of common stock under the November 2017 ATM Facility, respectively. Through the termination of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds, after deducting sales commissions and other offering costs, of approximately $1,318,000.

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a balance of $35,016,000 available for future issuance. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period.

 As of December 31, 2019, the Company had no capacity for sales under the 2017 Shelf Registration Statement due to the baby shelf rules.

ITA Approval and Initiation of 3-Arm Feasibility Study in SUI

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s cryogen-cooled monopolar radiofrequency (CMRF) treatment and a cryogen-only sham to an inert sham treatment for the improvement of Stress Urinary Incontinence (SUI) in women. This three-month study may provide us with a strategic path forward in our pursuit of global label expansion for SUI. Study subjects will be randomized in a 1:1:1 ratio to the three arms and assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at three months post treatment. Completion of subject enrollment in the study was reported in March 2020. The three-arm feasibility study is targeted for read-out in the third quarter of 2020.

Launch of Next Generation 2.0 Platform

South Korea: In December 2019, Viveve received registration clearance by the Korean Ministry of Food and Drug Safety for its next generation Viveve 2.0 CMRF system for use in general surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity. Clearance of the Viveve 2.0 System in South Korea represents an important milestone in the Company’s ongoing regulatory strategy to expand the global commercial footprint of its next generation CMRF technology platform and consumable treatment tips that are currently available in the U.S., European Union, China, and South Korea.

China: In December 2019, Viveve reported the launch of its next generation 2.0 System and consumable treatment tips in mainland China, Hong Kong and Macau with Paragon Meditech, the Company’s exclusive distribution partner in the region. The Paragon hosted launch event included more than 70 key opinion leader customers in Dalian, China. The comprehensive event was enthusiastically received by participating women’s health and aesthetic practitioners from Mainland China and other Asian markets across Paragon’s territories.

United States: In June 2019, the Company received 510(k) clearance by the U.S. Food and Drug Administration of its next generation Viveve 2.0 System and consumable treatment tips for use in general surgical procedures for electrocoagulation and hemostasis. The regulatory agency clearance is believed to represent another important confirmation of the safety profile of Viveve’s CMRF technology platform.

European Union: In April 2019, the Company received CE Mark clearance for its next generation Viveve 2.0 CMRF system and treatment tips in European Union and European Economic Area countries. As part of our ongoing regulatory strategy to expand the commercial launch of our Viveve 2.0 CMRF system globally, the Company’s next generation system and its consumable treatment tips are now available in over 30 countries in Europe. The Company’s Viveve 2.0 CMRF system significantly reduced manufacturing costs for both the next generation system and for the consumable tips since becoming available in the U.S. and it is projected to have a positive impact on our overall gross margins going forward.

Completion of All Follow-up Patient Visits in VIVEVE II Clinical Study

In March 2019, enrollment was completed for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study. In March 2020, all patient follow-up visits were completed in this 12-month FDA approved IDE trial. VIVEVE II is a prospective, randomized, double-blind, sham controlled study to evaluate the efficacy and safety of the Viveve System to improve symptoms of female sexual dysfunction, associated with vaginal laxity. Nineteen (19) clinical sites in the United States enrolled up to 250 female patients who were pre-menopausal, 18 years of age or older who experienced at least one full term vaginal delivery at least twelve months prior to enrollment date. Patients were randomized in a 2:1 ratio to either an active treatment group or sham-control group. All patients have now been followed for twelve months post-treatment to assess the primary effectiveness and safety endpoints of the study with data being collected at one, three, six, nine and twelve months. Patients randomized to the sham arm will be offered the opportunity to receive a Viveve treatment once the study has been unblinded.

The primary efficacy endpoint of the study is the mean change from baseline in the Female Sexual Function Index (FSFI) total score at twelve months posttreatment. Secondary endpoints include evaluation of the mean change from baseline of the total FSFI score at six months, as well as evaluation of the mean change from baseline of the six different domains within the FSFI at six and twelve months. At months six and twelve, in addition to the FSFI, subjects were asked to complete the Patient’s Global Impression of Improvement (PGI-I). Subjects were also assessed for adverse events throughout the study. Completion of all subject follow-up visits in the study was reported in March 2020. The Company intends to report final twelve-month clinical data from the study in the second quarter of 2020.

Clinical Results Reported from LIBERATE-International SUI Trial

In July 2019, topline results for the LIBERATE-International study in SUI conducted under an investigational testing application approved by the Canadian Ministry of Health were reported by the Company. In August 2019, Viveve reported additional clinical outcomes data from the study. While the study did not achieve statistical significance on the primary endpoint of mean change from baseline on the 1-hour Pad Weight Test at six months post-treatment compared to the control group, the full clinical data demonstrated a consistency of benefit at six months post-treatment across all endpoints in the majority of patients within both groups. The median change from baseline at six months post-treatment was -8.0g in the active group of 66 subjects (baseline median 12.8g) and -8.0g in the sham-control group of 33 subjects (baseline median 12.9g).

LIBERATE International was a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either Active treatment (90J/cm2 RF with cryogen-cooling) or Sham treatment (sub-treatment dose of ≤1 J/cm2 cryogen-cooling). Patients were followed for six months post-treatment to assess the primary efficacy and safety of the of the treatment with data being collected at one, three and six months. Eighty-five subjects successfully completed the six-month study and no serious device-related events were reported.

The primary efficacy endpoint was the 6-month change from baseline in the one-hour pad weight test. Secondary endpoints included: 24-hour pad weight test, daily incontinence episodes (3-day diary), as well as composite scores from the validated UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire), ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form), and FSFI (Female Sexual Function Index) outcome questionnaires.

Across all endpoints, the efficacy of both the Active and Sham treatments were highly clinically relevant. For the primary endpoint, median percentage decrease from baseline (CFB) to 6 months post-treatment in 1-hr pad weight for the Active group was 77.2% and 81.0% for the Sham group. However, the differences were not significant between the Active and Sham groups. The sham response consistently exceeded the 30 – 55% placebo response rates in the literature for SUI studies, suggesting that cryogen alone may have a therapeutic effect.

The LIBERATE-International study was conducted in Canada to evaluate support for SUI indications in Canada, the European Union and several other international countries. Further analysis by the Company of the positive yet inconclusive results of the trial enabled Viveve to identify and pursue a strategic pathway to continue the advancement of its SUI clinical development program and pursuit of a label expansion for the SUI indication on a global basis.

Submission of IDE to FDA for Approval to Conduct SUI Trial in the United States

In September 2018, the Company submitted an Investigational Device Exemption (IDE) to the U.S. Food and Drug Administration (FDA) for authorization to begin a clinical study in the U.S. for SUI, a multicenter, randomized, double-blinded, sham-controlled trial to evaluate the safety and efficacy of the Company’s proprietary CMRF technology for the improvement of SUI in women. Intended enrollment for the clinical study in the U.S. for SUI trial is approximately 240 subjects at up to 25 study sites in the United States. Subjects will be randomized in a 2:1 ratio for active and sham treatments.

In October 2018, the FDA sent a letter to the Company stating that the FDA did not approve the IDE submission for the clinical study in the U.S. for SUI and requested the Company to submit additional safety testing as part of an IDE re-submission.  Viveve has had ongoing discussions with the FDA regarding such safety testing.

In November 2019, we conducted a Good Laboratory Practice (GLP) study in six ewes to evaluate the in vivo temperature-time profile and histopathology of vaginal and surrounding tissues in the ovine model after Viveve treatment. Five ewes were utilized for the in vivo energy application procedures while the remaining ewe was utilized as a control. During anesthesia, eight fluoroptic temperature probes were placed at different locations near the vaginal wall, rectum and bladder. After probe placement, five of the ewes received the Viveve SUI protocol (220 pulses of 90 J/cm2 of RF energy) and temperatures recorded. The control ewe did not receive energy application, but temperatures were recorded. In February 2020, study results showed temperature increases only at tissue locations where expected. Histopathology results showed normal histopathology of vaginal and surrounding tissues, and no adverse or other associated treatment-related responses, as evaluated histologically via H&E stain (in formalin fixed, paraffin embedded samples) and LDH/NBT vital stain (in frozen, OCT embedded samples). There were no macroscopic findings in either fresh or formalin-fixed tissues submitted for pathologic evaluation.

Pending the results of the Company’s 3-Arm Feasibility Study in SUI, the Company plans to resubmit the IDE to the FDA.

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. The new commercial sales model successfully increased physician adoption rates in the months following its implementation and is continuing to gain traction in the U.S. market. In December 2019, Viveve Systems placed with new customers represented a higher monthly productivity rate per sales representative than any prior month in the company’s history. Sale of Viveve products outside of the U.S. will continue to be supported by the Company’s current distributors without significant change to the international business model.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in revenue and is currently not a material amount. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of 5 years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Strategic Organizational Realignment

In January 2019, the Company implemented a strategic and organizational realignment plan (the “Strategic Organizational Realignment”) to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The Strategic Organizational Realignment included a reduction in total headcount of approximately 40 full-time employees. It also included a nearly two-thirds reduction in the Company’s direct sales organization, which has been repositioned to provide targeted market development activities to further expand awareness and adoption of Viveve’s CMRF technology in the gynecology, urogynecology, and female sexual medicine specialties. The Company’s current and prospective aesthetic medicine customers in the U.S. will be supported by a network of distributor partners under Viveve’s direction. International commercial distribution will remain unchanged through Viveve’s global network of distributor partners. The total restructuring costs for employee severance and other related termination benefits were approximately $742,000 and it was recorded in the quarter ended March 31, 2019. This restructuring contributed to a reduction in our total operating expenses in the first quarter of 2019 as planned and additional operating cost savings occurred through the remainder of 2019.

Adoption of New Accounting Standard - Leases

The Company adopted the FASB’s ASC Topic 842, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the renewal options for the facilities lease would be reasonably certain to be renewed and as such, included that renewal period in determining the expected lease term of that lease. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $629,000 and operating lease liabilities of $629,000, as of January 1, 2019.

Impact of the Novel Coronavirus

As of the filing of this Annual Report on Form 10-K, China, South Korea, the United States and most other countries face the outbreak of a novel highly transmissible and pathogenic coronavirus, which has resulted in a widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to also adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our activities for at least the next twelve months, however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 and 2018

Revenue

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Revenue	$6,567	$18,517	$(11,950)	(65)%

We recorded revenue of $6,567,000 for the year ended December 31, 2019, compared to revenue of $18,517,000 for the year ended December 31, 2018, a decrease of $11,950,000, or approximately 65%. The decrease in revenue was primarily due to our shift in our U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in 2019 included 137 Viveve Systems and approximately 7,850 disposable treatment tips. Under the new U.S. recurring revenue rental model, which was launched in June 2019, the Company placed 82 Viveve Systems. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease, which is initiated upon completion of system installation and training. Rental revenue recognized in 2019 was not material. Sales in 2018 included 259 Viveve Systems, and approximately 18,450 disposable treatment tips.

Gross Profit

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Gross profit	$1,016	$7,320	$(6,304)	(86)%

Gross profit was $1,016,000, or 15% of revenue, for the year ended December 31, 2019, compared to gross profit of $7,320,000, or 40% of revenue, for the year ended December 31, 2018, a decrease of $6,304,000 or approximately 86%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Additionally, fixed manufacturing costs in 2019 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Research and development	$8,590	$13,616	$(5,026)	(37)%

Research and development expenses totaled $8,590,000 for the year ended December 31, 2019, compared to research and development expenses of $13,616,000 for the year ended December 31, 2018, a decrease of $5,026,000, or approximately 37%. Spending on research and development decreased in 2019 primarily due to reduced engineering and development work related to our products as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019. Research and development expenses during the year also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Selling, general and administrative	$22,363	$38,669	$(16,306)	(42)%

Selling, general and administrative expenses totaled $22,363,000 for the year ended December 31, 2019, compared to $38,669,000 for the year ended December 31, 2018, a decrease of $16,306,000, or approximately 42%. The decrease in selling, general and administrative expenses in 2019 was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019, as well as lower professional and legal fees associated with our intellectual property.

Restructuring costs

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Restructuring costs	$742	$-	$742	-

Loss on debt restructuring

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Loss on debt restructuring	$(6,705)	$-	$(6,705)	-

In connection with the November 2019 Offering, the Company’s secured lender, CRG, converted approximately $31.3 million of debt obligations into the newly authorized Series B convertible preferred stock and warrants to purchase common stock, which had a fair value in excess of the debt exchanged. As a result, the Company recorded a loss on debt restructuring of approximately $6,705,000 on the CRG debt conversion.

In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded in 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in 2019.

Interest expense

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Interest expense, net	$4,354	$4,372	$(18)	NM

During the year ended December 31, 2019, we had interest expense, net, of $4,354,000 compared to $4,372,000, for the year ended December 31, 2018, a decrease of $18,000. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28.981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other income (expense), net

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Other income (expense), net	$(161)	$13	$(174)	NM

During the year ended December 31, 2019, we had other expense, net, of $161,000 as compared to other income, net, of $13,000 for the year ended December 31, 2018.

Loss from minority interest in limited liability company

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$627	$657	$(30)	(5)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the year ended December 31, 2019 and 2018, the allocated net loss from ICM’s operations was $627,000 and $657,000, respectively.

Liquidity and Capital Resources

Comparison of the Year Ended December 31, 2019 and 2018

At December 31, 2019, we had accumulated deficit of $197.9 million, $13.3 million in cash and cash equivalents and working capital of $15.9 million . During 2019, we raised $16.3 million from the sale of common stock and convertible preferred stock and warrants. However, we used $31.2 million in cash for operations during the year ended December 31, 2019. As of the date our financial statements for the year ended December 31, 2019 are issued, we did not have sufficient cash to fund our operation through March 31, 2021, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Management currently believes that it will be necessary for us to raise additional funding. We may obtain additional funding in the future through the issuance of our common stock, or through other equity or debt financing. The failure to raise additional funding when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit the Company’s ability to achieve its strategic objectives.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	December 31,
	2019	2018

Net cash used in operating activities	$(31,236)	$(43,090)
Net cash used in investing activities	(1,087)	(2,142)
Net cash provided by financing activities	16,108	54,025
Net increase (decrease) in cash and cash equivalents	$(16,215)	$8,793

 Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with the Viveve System.

Operating activities used $31,236,000 of cash for the year ended December 31, 2019 compared to $43,090,000 used for the year ended December 31, 2018. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the year ended December 31, 2019 consisted of a net loss of $42,526,000 adjusted for non-cash expenses including provision for doubtful accounts and the write-off of distributor accounts receivable of $1,028,000, depreciation and amortization of $1,177,000, stock-based compensation of $2,400,000, non-cash interest expense of $1,577,000, loss on debt restructuring of $6,705,000, loss from minority interest in limited liability company of $627,000, loss on disposal of property and equipment of $108,000, and cash outflows from changes in operating assets and liabilities of $2,337,000.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 and 2018 was $1,087,000 and $2,142,000, respectively. Net cash used in investing activities during 2019 and 2018 was used for the purchase of property and equipment. The purchase of property and equipment in 2019 primarily consisted of rental equipment in connection with the new subscription offering program, which was launched in June 2019. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2019 was $16,108,000, which was the result of gross proceeds of $11,500,000 from our November 2019 Offering (partially offset by transaction costs of $1,548,000), gross proceeds of $6,760,000 from our August 2019 ATM Facility (partially offset by transaction costs of $438,000), and proceeds from shares purchased under the Company’s employee stock purchase plan of $56,000, partially offset by transaction costs of $216,000 in connection with our note payable.

Net cash provided by financing activities during year ended December 31, 2018 was $54,025,000, which was the result of the gross proceeds of $22,093,000 from our December 2018 Offering (partially offset by transaction costs of $1,709,000), gross proceeds of $34,500,000 from our February 2018 Offering (partially offset by transaction costs of $2,286,000), gross proceeds of $1,327,000 from our November 2017 ATM Facility (partially offset by transaction cost of $134,000), and proceeds from shares purchased under the Company’s employee stock purchase plan of $233,000.

As of December 31, 2019, there is a balance of $35,016,000 available for future issuance under the 2017 Shelf Registration Statement following the termination of our November 2017 ATM Facility and the use of our August 2019 ATM Facility. However, the Company is subject to the limitations under General Instruction I.B.6. As of December 31, 2019, the Company had no capacity to issue shares under the 2017 Shelf Registration Statement due to these limitations.

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of December 31, 2019, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations	$5,992	$-	$-	$5,992	$-
Non-cancellable operating lease obligations	440	303	137	-	-
Total	$6,432	$303	$137	$5,992	$-

In February 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company was also provided an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced on June 1, 2017 and will terminate in May 2020.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement is $3,995,000 as of December 31, 2019.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an actual cost basis on a first-in, first-out method. Inventory as of December 31, 2019 and 2018 is mainly finished goods but also includes a small quantity of raw materials. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2019 and 2018.

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

Revenue from Contracts with Customers

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

 Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System have a rental period of six months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented. As of December 31, 2019, the Company had deferred revenue in the amount of $662,000 related to its rental program.

In connection with the lease of the Viveve System, the Company offers single-use treatment tips and ancillary consumables that are considered non-lease components. In the contracts with lease and non-lease components, the Company follows the relevant guidance in ASC 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

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

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectability of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2019, and 2018, the allowance for doubtful accounts was $407,000 and $284,000, respectively.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2019, and 2018, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

Equity instruments issued to nonemployees are recorded in the same manner as similar instruments issued to employees.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We adopted this guidance as of January 1, 2019 and the adoption of the guidance did not have a significant impact on the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require measurement and classification of share-based payment awards granted to a customer by applying the guidance in Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2020 and the adoption of the guidance is not expected to have a significant impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2021 and the adoption of the guidance is not expected to have a significant impact on the consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Principal Accounting and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Name	Age	Position

Scott Durbin	51	Director and Chief Executive Officer
Steven Basta	54	Chairman of the Board
Debora Jorn	61	Director
Arlene Morris	68	Director
Karen Zaderej	58	Director
Jim Robbins	56	Vice President of Finance and Administration
Sean Shapiro	44	Vice President of U.S. Sales

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers and directors.

Scott Durbin. Mr. Durbin was appointed to serve as the Chief Executive Officer and Director on May 10, 2018. Mr. Durbin joined Viveve, Inc. as its Chief Financial Officer in February 2013 and was appointed as the Chief Financial Officer and Secretary of Viveve Medical, Inc. on September 23, 2014. From June 2012 to January 2013, he served as an advisor and Acting Chief Financial Officer for Viveve, Inc. Prior to joining Viveve, Inc., from June 2010 to October 2011, he was Chief Financial Officer of Aastrom Biosciences (“Aastrom”), a publicly traded, cardiovascular cell therapy company. Before Aastrom, he spent six years as Chief Operating and Financial Officer for Prescient Medical (“Prescient”) from May 2004 to June 2010, a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks. Prior to Prescient, from January 2003 to April 2004, he spent several years as a financial consultant for two publicly traded biotech companies, Scios Inc., a Johnson & Johnson company, and Alteon Inc. Mr. Durbin began his career in corporate finance as an investment banker in the Healthcare and M&A groups at Lehman Brothers Inc. from August 1999 to January 2003, where he focused on mergers and acquisitions and financings for the life science industry. At Lehman, he successfully executed over $5 billion in transactions for medical device and biotechnology companies. He began his career as a Director of Neurophysiology for Biotronic, Inc. Mr. Durbin received a B.S. from the University of Michigan and an M.P.H. in Health Management with Honors from the Yale University School of Medicine and School of Management.

Steven Basta. Steven Basta joined the Viveve board in September of 2018 and was appointed chairman of the board in January 2019. He currently serves as president, chief executive officer, and director of Menlo Therapeutics, Inc., a publicly listed biopharmaceutical company that develops and commercializes treatments for dermatologic and other chronic conditions. From October 2011 until August 2015, Mr. Basta served as chief executive officer of AlterG, Inc., a privately held medical device company. From November 2002 to February 2010, Mr. Basta served as chief executive officer of BioForm Medical, Inc., a publicly listed medical aesthetics company acquired by Merz and from February 2010 to September 2011 served as chief executive officer of Merz Aesthetics, the successor to BioForm Medical, where he led multiple product launches managing the global business to reach its position as a worldwide leader in the injectable aesthetics industry. He served on the board of Carbylan, Inc. from September 2009 to November 2016 and the board of RF Surgical, Inc. (acquired by Medtronic) from December 2013 to August 2015. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Debora Jorn. Ms. Jorn joined our Board on May 11, 2016. Ms. Jorn is currently principal and founder at Jorn Consulting, LLC. She was previously employed as Executive Vice President Corporate and Commercial Development at EyePoint Pharmaceuticals, Inc., formerly known as pSivida Corporation, from November 2016 to March 2018. From August 2013 through March 2016, Ms. Jorn was Executive Vice President and Group Company Chair of Valeant Pharmaceuticals International, Inc. Ms. Jorn served as Chief Global Marketing Officer of Bausch & Lomb Pharmaceuticals, a producer of prescription drugs for eye conditions, from June 2010 to August 2013. From September 2004 to January 2010 she held various senior positions at Schering Plough Corporation including Group Vice President Allergy & Respiratory and Group Vice President Women's Health. From 2002 to 2004 she was the World-Wide Vice President Internal Medicine and Early Commercial Input at Johnson & Johnson. Prior to that she was the Vice President, Urology at Pharmacia Corporation from 2000 to 2002. From 1980 to 2000, Ms. Jorn served in a number of senior roles of increasing responsibilities at Merck and Company. She served as Worldwide Acting head of the ACE Inhibitor Franchise, Executive Director (Respiratory Franchise), Director of Marketing (Merck Frosst Canada), and various other roles for Merck. Ms. Jorn received her M.B.A from NYU Stern Graduate School of Business Administration and her B.A. from Rutgers University in biochemistry. Ms. Jorn’s extensive executive and marketing experience in the healthcare industry led us to believe that she should serve as a director.

Arlene Morris. Ms. Morris joined our Board of Directors on May 11, 2016. Ms. Morris has served as the CEO of Willow Advisors, LLC since May 2015. From May 2011 to April 2015, Ms. Morris was the President, CEO, and a member of the board of Syndax Pharmaceutical, a Boston based epigenetic company. Prior to her employment with Syndax, from June 2003 to February 2011 she was the President, CEO and a member of the board of directors of Affymax, Inc. During her eight years at Affymax, Ms. Morris led the company through the development of OMONTYS peginesatide, a strategic collaboration with Takeda, an initial public offering, and several follow-on offerings. Prior to Affymax, Ms. Morris was the President and CEO of Clearview Projects, an advisory firm which counsels biopharmaceutical and biotechnology companies on strategic transactions. Before that, she was the Senior Vice President of Business Development at both Coulter Pharmaceuticals, Inc. and Scios. Ms. Morris began her career at Johnson & Johnson as a sales representative, rising to Vice President of Business Development. Ms. Morris serves on the board of directors of Neovacs SA, Palatin Technologies, Miragen and the Medical University of South Carolina Foundation for Research and Development. We believe Ms. Morris’ qualifications to serve on our Board include her many years serving as a senior executive with companies in the biopharma industry and her extensive experience serving on boards of directors.

Karen Zaderej. Karen Zaderej joined the Viveve board in September of 2018. She currently serves as chairman, chief executive officer and president of AxoGen, Inc., a medical products company focused on the development and commercialization of technologies for peripheral nerve regeneration and surgical repair. Karen joined Axogen Corporation in May 2006 and assumed the position of president, chief executive officer, and director in September 2011. She became chairman of the AxoGen, Inc. board of directors in May 2018. Karen’s previous executive roles at AxoGen included chief operating officer from October 2007 to May 2010 and vice president of marketing and sales from May 2006 to October 2007. In October 2004 Karen founded Zaderej Medical Consulting and assisted medical device companies build and execute successful commercialization plans until 2007. From 1987 to 2004, Karen worked at ETHICON, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, research and development, and manufacturing. She also serves as a director of SEBio, a non-profit organization supporting the life science industry in the southeastern United States. Karen has a M.B.A. from the Kellogg Graduate School of Business and a B.S. in Chemical Engineering from Purdue University.

Jim Robbins. Mr. Robbins joined the Company as Vice President of Finance in July 2014 and was promoted to Vice President of Finance and Administration in May 2017. In May 2018, Mr. Robbins assumed expanded responsibilities and was appointed as the Company’s Principal Accounting Officer, and in November 2018, Mr. Robbins became the Principal Accounting and Financial Officer. He has over 25 years of accounting and finance experience in both industry and public accounting. Prior to joining the Company, Mr. Robbins provided accounting, finance and business consulting services for various biotech companies. From 2010 to 2012 he served as Vice President of Finance and Administration for Auxogyn, Inc., a privately held medical technology company focused on advancing women’s reproductive health by translating scientific discoveries in early embryo development into clinical solutions that improve patient outcomes in vitro fertilization (IVF) procedures. He served as Director of Finance and Vice President of Finance 2004 to 2010 for Micrus Endovascular, Inc., a company which develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Prior to Micrus Endovascular, Mr. Robbins served at Genitope Corporation as Corporate Controller, a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. From 1995 to 2001, he served in management positions for high technology companies including Extricity, Inc., InVision Technologies, Inc., and Truevision, Inc. Mr. Robbins was in the audit practice of Price Waterhouse, LLP from 1987 to 1995. He received his Bachelor of Business Administration with a concentration in accounting from the University of Texas at Austin and is a Certified Public Accountant.

Sean Shapiro. Sean joined Viveve as Vice President of U.S. Sales in September 2016 and brings extensive experience in medical device and aesthetic industry sales, commercial team organization, development, and management. Most recently, Sean served as Director of Sales, Merz North America, Aesthetic Device Division where he was responsible for capital and consumable sales of $100M annually directing a team of 50 regional and direct sales professionals. He led the commercial launch of the Cellfina™ System that in 12 months became the market leader generating over $15M in sales. A Regional Sales Director at Ulthera, Inc., Sean managed a team selling new ultrasound tissue lifting technology and capital equipment to physicians in the aesthetic marketplace earning top sales awards personally and with the team he led. At Zeltiq, Inc. he served as an Area Sales Manager and launched CoolSculpting®, again earning sales revenue and management awards. Prior to this, Sean had five years as a successful Area Sales Manager at Lumenis, Inc. A known and respected sales leader in the aesthetic marketplace, Sean has consistently received annual awards and recognition for top sales dollar volume, region and territory revenue, new technology and product launches in addition to sales management and business development accomplishments. Sean earned his Bachelor of Science in Communications from the University of Arizona.

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

We believe that, during the year ended December 31, 2019, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to every director, officer and employee of the Company. Such Code of Business Conduct and Ethics includes written standards that are reasonably designed to deter wrongdoing and to promote:

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

A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.viveve.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Director Nominations

The Company does not have any defined procedures by which stockholders may submit nominations for directors and there has been no change to that policy.

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company has an audit committee to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements. The members of our audit committee are Steven Basta, Arlene Morris and Karen Zaderej.  The board of directors has determined that Steven Basta is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11. Executive Compensation

2019 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Scott Durbin,	2019	415,000	207,500	-	2,312,787	48,282	(4)	2,983,569
Chief Executive Officer	2018	389,958	137,512		686,751	16,140	(4)	1,230,361

James Atkinson,	2019	329,934	-	-	226,298	298,546		854,778
Chief Business Officer and President	2018	353,500	147,572	-	422,198	-		923,270

Jim Robbins,	2019	260,000	62,400		255,461	19,998	(4)	597,859
Vice President of Finance and Administration (Principal Accounting
and Financial Officer)	2018	256,897	61,305	-	203,169	59,807	(5)	581,178

Sean Shapiro,	2019	315,334	-	157,500	255,461	9,600	(6)	737,895
Vice President of U.S. Sales	2018	208,000	10,000	161,785	86,973	9,400	(6)	476,158

(1) The amounts reported represent cash bonuses awarded with respect to the years indicated based upon the achievement of corporate performance goals related to (i) strengthening financial position; (ii) expanding market opportunities and ensuring competitiveness; (iii) providing clinically proven solutions; and (iv) ensuring reliable quality supply of products for the years indicated. The bonuses for 2019 performance were paid 100% in cash. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of restricted stock awards that vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. The bonus amounts reported for 2018 represent the amount of cash paid and the grant date fair value of the restricted stock award as follows: (i) Mr. Durbin received $62,250 in cash and restricted stock award with a grant date fair value of $75,262; (ii) Mr. Atkinson received $42,420 in cash and restricted stock award with a grant date fair value of $105,152; and (iii) Mr. Robbins received $27,788 in cash and a restricted stock award with a grant date fair value of $33,517. The restricted stock awards for the 2018 bonuses were granted in January 2019. The 2018 bonus amount reported for Mr. Shapiro represents a cash payment for an annual sales leadership award.

(2) The amounts reported represent the commission earned with respect to the years indicated based upon the achievement of certain sales targets in accordance with Mr. Shapiro’s Sales Compensation Plan.

(3) The amounts reported represent the aggregate grant date fair value of option awards granted to our named executive officers computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting. See Note 12 of the notes to our consolidated financial statements in this annual report on Form 10-K filed for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers.

(4) The amount reported represents cash-out of accrued PTO hours in accordance with the Company’s PTO Policy.

(5) The amount reported for 2018 represents $9,807 in cash-out of accrued PTO hours in accordance with the Company’s PTO Policy and $50,000 in relocation allowance, which was paid pursuant to the terms of the relocation agreement between Mr. Robbins and the Company, dated August 22, 2017.

(6) The amount reported represents cash paid out for car allowance in accordance with Mr. Shapiro’s Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2019. These awards were granted under our Amended and Restated 2006 Stock Plan and our Amended and Restated 2013 Stock Option and Incentive Plan.

	Option Awards
		Number of Securities Underlying Unexercised Options (#)(1)
Name	Vesting Start Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott Durbin
	11/26/2019	68,708	3,229,292	0.87	11/26/2029
	1/15/2019 (2)	1,925	4,375	124.00	1/15/2029
	5/11/18 (3)	1,063	1,936	197.00	5/11/2028
	01/23/2018	575	624	448.00	1/23/2028
	03/03/2017	913	414	446.00	03/03/2027
	12/23/2016	375	125	522.00	12/23/2026
	12/16/2015 (3)	966	—	600.00	12/16/2025
	9/26/2014	478	—	480.00	9/26/2024
	1/22/2013 (5)	103	—	992.00	2/2/2023
James Atkinson
	1/15/2019 (2)	1,333	—	124.00	1/15/2029
	1/23/2018	874	—	448.00	1/23/2028
	12/23/2016 (4)	22	—	522.00	12/23/2026
	12/23/2016	640	—	522.00	12/23/2026
	12/16/2015	879	—	600.00	12/16/2025
	2/4/2015	668	—	376.00	2/4/2025
Jim Robbins
	11/26/2019	6,875	323,125	0.87	11/26/2029
	1/15/2019 (2)	290	659	124.00	1/15/2029
	5/11/2018 (3)	66	258	197.00	5/11/2028
	1/23/2018	280	306	448.00	1/23/2028
	12/23/2016	150	50	522.00	12/23/2026
	12/16/2015	242	—	600.00	12/16/2025
	7/1/2014 (3)	145	—	480.00	9/26/2024

Sean Shapiro	11/26/2019	6,875	323,125	0.87	11/26/2029
	1/15/2019 (2)	290	659	124.00	1/15/2029
	1/23/2018	148	160	448.00	1/23/2028
	9/6/2016 (3)	486	113	758.00	9/6/2026

(1) Except as otherwise set forth below, the shares of our common stock underlying each of the outstanding stock options vest and become exercisable in equal monthly installments over 48 months following the grant date.

(2) The shares of common stock underlying this stock option vest and become exercisable in equal monthly installment overs 36 months following the grant date.

(3) The shares of common stock underlying this stock option vest and become exercisable as follows: ¼ of the shares vested on the one-year anniversary of the grant date and the remaining shares vest in equal monthly installments over the following 36 months.

(4) This stock option was fully vested on the date of grant.

(5) These stock options were fully vested upon the merger that took place on September 23, 2014 between PLC Systems Inc., Viveve, Inc. and PLC Systems Acquisition Corp. Prior to merger, the Board voted to accelerate the vesting of all unvested options that were outstanding as of the date of the merger such that all options would be immediately vested and exercisable by the holders.

Employment Agreements, Severance and Change in Control Arrangements

In February 2018, we entered into an employment agreement with Mr. Atkinson, and in May 2018, we entered into employment agreements with Messrs. Durbin and Robbins that provide for specified payments and benefits in connection with a termination of employment by us without cause or a resignation by the executive officer for good reason (as each such term is defined in the employment agreement). Our goal in providing these severances and change in control payments and benefits is to offer sufficient cash continuity protection such that our named executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment are appropriate because they encourage our named executive officers, to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. In addition, these employment agreements with our named executive officers contain confidentiality provisions and require the named executive officers to execute a general release of claims to receive any payments and benefits.

In December 2019, in connection with his termination as President and Chief Business Officer, we entered into a separation agreement and release with Mr. Atkinson.

Employment Agreement with Scott Durbin

Pursuant to our amended and restated agreement with Mr. Durbin, he serves as our Chief Executive Officer on an at-will basis and as a director. Mr. Durbin currently receives a base salary of $435,750, which is subject to periodic review and adjustment. Mr. Durbin is also eligible for an annual performance bonus targeted at 50% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

The employment agreement further provides that if Mr. Durbin’s employment is terminated by us without cause or Mr. Durbin terminates his employment with us for good reason, he will be entitled to receive: (i) base salary continuation for 12 months following termination, (ii) any earned but unpaid incentive compensation with respect to any completed calendar year period, (iii) if Mr. Durbin was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of 12 months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iv) accelerated vesting of all stock options and other stock-based awards held by Mr. Durbin that would have vested had he remained employed for an additional six months following termination. In lieu of the severance payments and benefits set forth in the preceding sentence, in the event Mr. Durbin’s employment is terminated by us without cause or he terminates his employment with us for good reason, in either case within 12 months following a change in control (as defined in his employment agreement), he will be entitled to receive: (i) a lump sum cash amount equal to 1.5 times the sum of (A) his current base salary (prior to any reduction triggering good reason, if applicable, or his base salary in effect prior to the change in control if higher) plus (B) Mr. Durbin’s target annual cash incentive compensation for the year of termination, (ii) if Mr. Durbin was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of 18 months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iii) except as otherwise provided in the applicable award agreement, accelerated vesting of all stock options and other stock-based awards subject to time-based vesting held by Mr. Durbin as of the date of termination. Receipt of the severance payments and benefits described above is conditioned upon Mr. Durbin entering into an effective separation agreement, containing, among other provisions, a general release of claims against the Company and our affiliates, confidentiality, return of property and non-disparagement.

Employment Agreement with Jim Robbins

Pursuant to our employment agreement with Mr. Robbins, he serves as our Vice President of Finance and Administration and Principal Accounting and Financial Officer on an at-will basis. Mr. Robbins currently receives a base salary of $273,000, which is subject to periodic review and adjustment. Mr. Robbins is also eligible for an annual performance bonus targeted at 30% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

The employment agreement further provides that if Mr. Robbins’ employment is terminated by us without cause or Mr. Robbins terminates his employment with us for good reason, he will be entitled to receive: (i) base salary continuation for six months following termination, (ii) any earned but unpaid incentive compensation with respect to any completed calendar year period, (iii) if Mr. Robbins was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of six months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iv) accelerated vesting of all stock options and other stock-based awards held by Mr. Robbins that would have vested had he remained employed for an additional six months following termination. In lieu of the severance payments and benefits set forth in the preceding sentence, in the event Mr. Robbins’ employment is terminated by us without cause or he terminates his employment with us for good reason, in either case within 12 months following a change in control (as defined in his employment agreement), he will be entitled to receive: (i) a lump sum cash amount equal to .75 times the sum of (A) his current base salary (prior to any reduction triggering good reason, if applicable, or his base salary in effect prior to the change in control if higher) plus (B) Mr. Robbins’ target annual cash incentive compensation for the year of termination, (ii) if Mr. Robbins was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of six months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iii) except as otherwise provided in the applicable award agreement, accelerated vesting of all stock options and other stock-based awards subject to time-based vesting held by Mr. Robbins as of the date of termination. Receipt of the severance payments and benefits described above is conditioned upon Mr. Robbins entering into an effective separation agreement, containing, among other provisions, a general release of claims against the Company and our affiliates, confidentiality, return of property and non-disparagement.

Employment Agreement with Sean Shapiro

Pursuant to our employment agreement with Mr. Shapiro, he serves as our Vice President of Sales on an at-will basis. Mr. Shapiro currently receives a base salary of $320,000, which is subject to periodic review and adjustment. Mr. Shapiro is also eligible to earn cash incentive compensation subject to the terms of the Company’s Sales Compensation Plan, as in effect from time to time and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

The employment agreement further provides that if Mr. Shapiro’s employment is terminated by us without cause or Mr. Shapiro terminates his employment with us for good reason, he will be entitled to receive: (i) base salary continuation for six months following termination, (ii) if Mr. Shapiro was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of six months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iv) accelerated vesting of all stock options and other stock-based awards held by Mr. Shapiro that would have vested had he remained employed for an additional six months following termination. In lieu of the severance payments and benefits set forth in the preceding sentence, in the event Mr. Shapiro’s employment is terminated by us without cause or he terminates his employment with us for good reason, in either case within 12 months following a change in control (as defined in his employment agreement), he will be entitled to receive: (i) a lump sum cash amount equal to .75 times the sum of (A) his current base salary (prior to any reduction triggering good reason, if applicable, or his base salary in effect prior to the change in control if higher) plus (B) Mr. Shapiro’s target annual cash incentive compensation for the year of termination, (ii) if Mr. Shapiro was participating in the Company’s group health plan immediately prior to the date of termination, a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of six months following the date of termination, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, and (iii) except as otherwise provided in the applicable award agreement, accelerated vesting of all stock options and other stock-based awards subject to time-based vesting held by Mr. Shapiro as of the date of termination. Receipt of the severance payments and benefits described above is conditioned upon Mr. Shapiro entering into an effective separation agreement, containing, among other provisions, a general release of claims against the Company and our affiliates, confidentiality, return of property and non-disparagement.

Separation Agreement and Release with Mr. Atkinson

On December 12, 2019, in connection with Mr. Atkinson’s termination from his position as President and Chief Business Officer of the Company, Mr. Atkinson and the Company entered into a separation agreement and release. Pursuant to such agreement, Mr. Atkinson is entitled to receive: (i) base salary continuation for 9 months following termination, (ii) a monthly cash payment in an amount equal to the employer portion of his monthly health insurance premium until the earliest of September 30, 2020, the expiration of his continuation coverage under COBRA or the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, (iii) accelerated vesting of 780 shares subject to the Employee Option resulting in a total of 4,545 shares being vested and exercisable. Severance payments paid to or accrued for Mr. Atkinson pursuant to the separation agreement and release are reported in the “2019 Summary Compensation Table” above.

Employee Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees, including the 401(k) plan. The Company has not made any contributions to the 401(k) plan to date.

Director Compensation

On December 23, 2016, the Board of Directors adopted an independent director compensation policy designed to compensate non-employee directors of the Company for their time, commitment and contributions to the Board. The Board amended and restated the independent director compensation policy effective July 17, 2018 and again effective January 9, 2019 (as amended and restated, the “Director Compensation Policy”). Under the Director Compensation Policy, during the year ended December 31, 2019, all independent directors were eligible to receive cash compensation as set forth below, pro-rated to reflect the number of days served during any calendar quarter:

Annual Retainer($)
Board of Directors:
All Independent Directors	35,000
Chairperson Additional Retainer	35,000
Audit Committee:
All Audit Committee Members	10,000
Chairperson	20,000
Compensation Committee:
All Compensation Committee Members	5,000
Chairperson	10,000
Governance and Nominating Committee:
All Governance and Nominating Committee Members	3,750
Chairperson	7,500

Under the Director Compensation Policy, all independent directors eligible to receive cash compensation have the option to elect to receive all or any portion of such cash compensation in the form of a stock award, in lieu of a cash payment. Such election is to be made quarterly until the 2020 annual meeting and annually thereafter. Such restricted stock awards have a fair market value equal to the value of the cash retainer to be paid during such period and are fully vested upon grant.

In addition, under the policy, each new non-employee director who is initially appointed or elected to the Board after effectiveness of the policy is granted an equity-based award with a value at the time of issuance equal to two times the Subsequent Award (defined below) in effect at the time of election, which vests in three equal annual installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board (the “Initial Award”). In addition, on the date of each annual meeting of the Company’s stockholders, each continuing non-employee director is eligible to receive an annual option grant to purchase 35,000 shares of common stock, which vests in full on the first anniversary of the grant date, subject to the director’s continued service on the Board (each a “Subsequent Award”). Furthermore, the Chairman of the Board is granted an equity-based initial retainer award in the form of a Stock Option to purchase 35,000 shares, which shall vest and become exercisable on the first anniversary of the date of grant subject to the Independent Director continuing in service as the Chairman of the Board through such vesting date. A non-employee director elected for the first time to the Board at an annual meeting of the Company’s stockholders shall only receive an Initial Award in connection with such election, and shall not receive a Subsequent Award until the annual meeting for the next fiscal year. In the event a non-employee director’s service on the Board terminates, the vesting and exercise of such director’s unvested stock options shall be subject to the terms of the applicable award agreement.

The Company has also agreed to reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending board of directors and committee meetings.

2019 Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors for the year ended December 31, 2019. Scott Durbin, our Chief Executive Officer, serves on our Board of Directors but did not receive compensation for his service as a director and the compensation paid to Mr. Durbin as an employee during the year ended December 31, 2019 is set forth in the “2019 Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(1)(3)	Option Awards ($)(4)(5)	All Other Compensation ($)	Total ($)
Steven Basta	74,064	21,931	406,579	-	502,574

Debora Jorn	26,250	9,282	196,317		231,849

Arlene Morris	58,449	-	196,317	-	254,766

Karen Zaderej	28,750	27,316	196,317	-	252,383

Daniel Janney (6)	-	3,640	-	-	3,640

(1)

Mr. Basta and Mses. Jorn and Zaderej elected to receive a portion of their 2019 director fees in cash and a portion of their 2019 director fees in the form of a restricted stock award in lieu of cash. Ms. Morris elected to receive all of her 2019 director fees in cash. The number of shares covered by the restricted stock awards made in lieu of cash compensation are set forth in footnote 3 above.

(2)	The amounts represent the non-employee director compensation paid in cash for the four quarters of 2019. The fourth quarter of 2019 compensation was paid in January 2020.
(3)

On April 1, 2019, we made grants of fully vested common stock to certain of our non-employee directors with respect to services for the first quarter of 2019 in the following amounts: Mr. Basta – 241 shares, Ms. Jorn - 102 shares, Ms. Zaderej - 142 shares and Mr. Janney - 40 shares. On July 1, 2019, we made grants of fully vested common stock to certain of our non-employee directors with respect to services for the second quarter of 2019 in the following amounts: Ms. Zaderej - 378. No grants of fully vested common stock were made to non-employee directors with respect to services for the third and fourth quarters of 2019.

(4)

The amount reported represents the aggregate grant date fair value of stock options granted to our non-employee directors in 2019, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the impact of estimated forfeitures related to service-based vesting. See Note 12 of the notes to our consolidated financial statements in this annual report on Form 10-K for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the directors.

(5)

As of December 31, 2019, each of our non-employee directors serving on that date held outstanding stock options to purchase the following shares of common stock: Mr. Basta – 661,400 shares, Ms. Jorn - 332,723 shares, Ms. Morris – 331,223 shares, Ms. Zaderej – 331,050 shares and Mr. Janney – 426 shares.

(6)	Mr. Janney resigned from the Board of Directors effective January 16, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 13, 2020 regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers named in the Summary Compensation Table above;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power over the securities reported and that person’s address is c/o Viveve Medical, Inc., 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 13, 2020 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Named Executive Officers and Directors

Scott Durbin	351,573	(2)	3.50%
Jim Robbins	36,137	(3)	0.36%
Sean Shapiro	35,606	(4)	0.36%
Steven Basta	69,854	(5)	0.70%
Debora Jorn	37,107	(6)	0.37%
Arlene Morris	35,230	(7)	0.35%
Karen Zaderej	35,231	(8)	0.35%
All executive officers and directors as a group (7 persons)	600,738		5.99%

Owners of More than 5% of Our Common Stock
None.

(1)	Based on shares of 10,027,883 common stock issued and outstanding as of March 13, 2020.
(2)	Included in this amount are: (i) 115 shares of common stock; and (ii) warrants and options to purchase 351,458 shares of common stock exercisable within 60 days of March 13, 2020.
(3)	Included in this amount are: (i) 296 shares of common stock; and (ii) warrants and options to purchase 35,841 shares of common stock exercisable within 60 days of March 13, 2020.
(4)	Included in this amount are: (i) 114 shares of common stock; and (ii) options to purchase 35,492 shares of common stock exercisable within 60 days of March 13, 2020.
(5)	Included in this amount are: (i) 251 shares of common stock owned by Mr. Basta individually; (ii) 270 shares of common stock owned of record held by Steven Basta, Trustee of the Basta Revocable Trust; and (iii) options to purchase 69,333 shares of common stock exercisable within 60 days of March 13, 2020.
(6)	Included in this amount are: (i) 401 shares of common stock; and (ii) options to purchase 36,706 shares of common stock exercisable within 60 days of March 13, 2020.
(7)	Included in this amount are: (i) 24 shares of common stock; and (ii) options to purchase 35,206 shares of common stock exercisable within 60 days of March 13, 2020.
(8)	Included in this amount are: (i) 623 shares of common stock; and (ii) options to purchase 34,608 shares of common stock exercisable within 60 days of March 13, 2020.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred from January 1, 2016 through the date of this proxy statement that was submitted to the Board of Directors for approval as a “related party” transaction.

Related Party Transactions

Securities and Exchange Commission regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship, or any proposed transaction, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2018, through the date of this proxy statement (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Employment and Consulting Agreements

Refer to the discussion under the heading “Employment Agreements, Severance and Change-in Control Arrangements” of this Form 10-K, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2019	2018
Audit fees	$363,000	$440,000
Audit-related fees	4,000	25,000
Tax fees	53,000	34,000
All other fees	-	-
Total fees	$420,000	$499,000

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

The audit committee of the Board approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimis" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: Represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware (3)
3.2	Amended and Restated Certificate of Incorporation (4)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc. (5)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (7)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (7)
3.7	Amended and Restated Bylaws (4)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin (8)+
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins (8)+
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller (8)+
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson (8)+
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson (8)+
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins (8)+
4.7	Common Stock Purchase Warrant issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited (3)
4.8	Common Stock Purchase Warrant issued on May 11, 2016 to Theresa Stern (9)
4.9	Common Stock Purchase Warrant issued on May 11, 2016 to Chris Rowan (9)
4.10	Common Stock Purchase Warrant issued on June 20, 2016 to Western Alliance Bank (10)
4.11	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III - Parallel Fund "A" L.P. (11)
4.12	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III L.P. (11)
4.13	Form of Series A/B Common Stock Purchase Warrant issued on November 26, 2019 (7)
4.14	Form of Common Stock Purchase Warrant issued to affiliates of CRG LP on November 26, 2019 (7)
4.15	Warrant Agent Agreement by and between VStock Transfer LLC and the Registrant (7)
4.16	Specimen Common Stock Certificate (12)
4.17	Description of Securities*
10.1	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (13)
10.2	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (13)
10.3	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between the Registrant and Ingredion Incorporated (16)
10.4	Settlement and License Agreement by and among the Registrant, ThermiGen LLC and ThermiAesthetics LLC, dated June 3, 2018. (24)†
10.5	Membership Subscription Agreement, dated August 1, 2017, by and between the Registrant and InControl Medical, LLC (18)
10.6	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018 (14)+
10.7	Amended and Restated Employment Agreement by and between the Registrant and Scott C. Durbin, dated May 11, 2018. (23) +
10.8	Amended and Restated Employment Agreement by and between the Registrant and Jim Robbins, dated May 11, 2018. (23) +
10.9	Amended and Restated Independent Director Compensation Policy (15) +

10.10	Amended and Restated 2013 Stock Option and Incentive Plan and amendment thereto (20) +
10.11	2017 Employee Stock Purchase Plan (21) +
10.12	Forms of Indemnification Agreement (28) +
10.13	Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.14	Patent and Trademark Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.15	Term Loan Agreement, dated May 22, 2017, among the Registrant, Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders (17)
10.16	Waiver No. 2 to Loan Agreement, dated December 12, 2017, among the Registrant, CRG Servicing LLC and the lenders party thereto (19)
10.17

Amendment No. 2 to Loan Agreement, dated November 29, 2018, among the Registrant, CRG Servicing LLC, as administrative agent and collateral agent, the lenders from time to time party thereto and Viveve, Inc., as subsidiary guarantor (25)

10.18	Amendment No. 3 to the Loan Agreement, dated as of November 12, 2019, by and between the Registrant and CRG LP (26)
10.19	Form of Registration Rights Agreement by and between the Registrant and CRG LP entered into on November 26, 2019 (26)
10.20	Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 12, 2019, by and between the Registrant and affiliates of CRG LP (26)
10.21	Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 20, 2019, by and between the Registrant and affiliates of CRG LP (7)
10.22	Lock-Up Agreement between affiliates of CRG LP and Ladenburg Thalmann & Co. Inc., dated as of November 12, 2019 (26)
14.1	Code of Conduct, adopted September 23, 2014 (27)
21	List of the Registrant’s Subsidiaries (22)
23.1	Consent of BPM LLP, independent registered public accounting firm*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Management contract or compensation plan, contract or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 17, 2017.
(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.
(6)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.

(7)	Incorporated by reference from the Form S-1/A filed with the Securities and Exchange Commission on November 21, 2019.
(8)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2017.
(13)	Incorporated by reference to the Registrant’s on Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2018.
(15)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2017.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017.
(20)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 19, 2019.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(22)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2018.
(26)	Incorporated by reference from the Form S-1/A filed with the Securities and Exchange Commission on November 13, 2019.
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
(28)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 19, 2020	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Viveve Medical, Inc., hereby severally constitute and appoint Scott Durbin and Jim Robbins, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Scott Durbin	Chief Executive Officer and Director
Scott Durbin	(Principal Executive Officer)	March 19, 2020

/s/Jim Robbins	Vice President of Finance and Administration
Jim Robbins	(Principal Accounting and Financial Officer)	March 19, 2020

/s/Steven Basta
Steven Basta	Chairman of the Board of Directors	March 19, 2020

/s/Debora Jorn
Debora Jorn	Director	March 19, 2020

/s/Arlene Morris
Arlene Morris	Director	March 19, 2020

/s/Karen Zaderej
Karen Zaderej	Director	March 19, 2020

VIVEVE MEDICAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Viveve Medical, Inc.  and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

March 19, 2020

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,308	$29,523
Accounts receivable, net of allowance for doubtful accounts of $407 and $284 as of December 31, 2019 and 2018, respectively	1,573	5,704
Inventory	4,861	4,119
Prepaid expenses and other current assets	2,447	2,558
Total current assets	22,189	41,904
Property and equipment, net	3,046	2,916
Investment in limited liability company	1,216	1,843
Other assets	526	171
Total assets	$26,977	$46,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,608	$3,994
Accrued liabilities	4,698	6,766
Total current liabilities	6,306	10,760
Note payable, noncurrent portion	3,983	30,528
Other noncurrent liabilities	167	634
Total liabilities	10,456	41,922
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of December 31, 2019 and 2018;
Series A preferred stock, $0.0001 par value; 1,852,173 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series B preferred stock, $0.0001 par value; 31,678 and 0 shares and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of December 31, 2019 and 2018; 7,075,684 and 463,630 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	-
Additional paid-in capital	214,431	160,297
Accumulated deficit	(197,911)	(155,385)
Total stockholders’ equity	16,521	4,912
Total liabilities and stockholders’ equity	$26,977	$46,834

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018

Revenue	$6,567	$18,517
Cost of revenue	5,551	11,197
Gross profit (loss)	1,016	7,320

Operating expenses:
Research and development	8,590	13,616
Selling, general and administrative	22,363	38,669
Restructuring costs	742	-
Total operating expenses	31,695	52,285
Loss from operations	(30,679)	(44,965)
Loss on debt restructuring	(6,705)	-
Interest expense, net	(4,354)	(4,372)
Other income (expense), net	(161)	13
Net loss from consolidated companies	(41,899)	(49,324)
Loss from minority interest in limited liability company	(627)	(657)
Comprehensive and net loss	(42,526)	(49,981)
Series B convertible preferred stock dividends	(380)	-
Net loss attributable to common stockholders	$(42,906)	$(49,981)

Net loss per share of common stock:
Basic and diluted	$(34.39)	$(160.92)

Weighted average shares used in computing net loss per common share:
Basic and diluted	1,247,768	310,589

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2019

(in thousands, except share data)

	Serie A Convertible Preferred Stock, $0.0001 par value		Serie B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Equity (Deficit)
	-	-			-	-	-	-		-
Balances as of January 1, 2018	-	$-	-	$-	195,033	$-	$102,981	$(105,581)		$(2,600)
December 2018 Offering, net of issuance costs	-	-	-	-	147,285	-	20,384	-		20,384
February 2018 Offering, net of issuance costs	-	-	-	-	115,000	-	32,214	-		32,214
November 2017 ATM Facility, net of issuance cost	-	-	-	-	2,771	-	1,193	-		1,193
Stock-based compensation expense	-	-	-	-	-	-	2,699	-		2,699
Issuance of restricted stock awards to directors, employees and consultants	-	-	-	-	1,285	-	336	-		336
Issuance of restricted common shares	-	-	-	-	1,000	-	257	-		257
Issuance of common shares from employee stock purchase plan	-	-	-	-	1,256	-	233	-		233
Cumulative effect adjustment from adoption of new accounting standard – ASC 606	-	-	-	-	-	-	-	177		177
Net loss	-	-	-	-	-	-	-	(49,981)		(49,981)
Balances as of December 31, 2018	-	-	-	-	463,630	-	160,297	(155,385)	#	4,912
August 2019 ATM Facility, net of issuance cost	-	-	-	-	1,004,171	-	6,322	-		6,322
November 2019 Offering, net of issuance costs	5,473,410	-	-	-	1,945,943	1	9,951	-		9,952
Conversion of Series A convertible preferred stock into common stock	(3,621,237)	-	-	-	3,621,237	-	-	-		-
Issuance of Series B convertible preferred stock and common stock warrants in connection with debt conversion, net of issuance costs	-	-	31,300	-	-	-	35,413	-		35,413
Series B convertible preferred stock dividends	-	-	378	-	-	-	(2)	-		(2)
Stock-based compensation expense	-	-	-	-	-	-	2,251	-		2,251
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	38,689	-	75	-		75
Issuance of common shares from employee stock purchase plan	-	-	-	-	1,531	-	56	-		56
Issuance of restricted stock awards to directors, employees and consultants	-	-	-	-	1,169	-	74	-		74
Reverse stock split - cancellation and payout of fractional shares	-	-	-	-	(686)	-	(6)	-		(6)
Net loss	-	-	-	-	-	-	-	(42,526)		(42,526)
Balances as of December 31, 2019	1,852,173	$-	31,678	$-	7,075,684	$1	$214,431	$(197,911)		$16,521

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(42,526)	$(49,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and write off of accounts receivable	1,028	179
Depreciation and amortization	1,177	786
Stock-based compensation	2,400	3,035
Fair value of common shares issued	-	256
Non-cash interest expense	1,577	1,580
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	5	-
Loss on debt restructuring	6,705
Loss from minority interest in limited liability company	627	657
Loss on disposal of property and equipment	108	-
Changes in assets and liabilities:
Accounts receivable	3,103	330
Inventory	(1,070)	(1,986)
Prepaid expenses and other current assets	111	183
Other noncurrent assets	40	31
Accounts payable	(2,386)	(805)
Accrued and other liabilities	(1,536)	2,143
Other noncurrent liabilities	(599)	502
Net cash used in operating activities	(31,236)	(43,090)

Cash flows from investing activities:
Purchase of property and equipment	(1,087)	(2,142)
Net cash used in investing activities	(1,087)	(2,142)

Cash flows from financing activities:
Proceeds from equity financings, net of issuance costs	16,274	53,792
Proceeds from issuance of common shares from employee stock purchase plan	56	233
Transaction costs in connection with note payable	(216)	-
Reverse stock split - cancellation and payout of fractional shares	(6)	-
Net cash provided by financing activities	16,108	54,025
Net increase (decrease) in cash and cash equivalents	(16,215)	8,793

Cash and cash equivalents - beginning of period	29,523	20,730
Cash and cash equivalents - end of period	$13,308	$29,523

Supplemental disclosure:
Cash paid for interest	$2,508	$2,673
Cash paid for income taxes	$-	$2

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock and common stock warrants in connection with debt conversion	$35,529	$-
Issuance of note payable in settlement of accrued interest	$1,226	$1,256
Issuance of Series B convertible preferred stock in settlement of dividends	$378	$-
Net transfer of equipment between inventory and property and equipment	$207	$257

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$295
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)	$629

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

2019 Public Offering and CRG Debt Conversion

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,952,000.

The offering comprised of: (1) Class A Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance; and (2) Class B Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of Series A convertible preferred stock, convertible into one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance.

The securities comprising the units were immediately separable and were issued separately.

A total of 1,945,943 shares of common stock, 5,473,410 shares of Series A convertible preferred stock, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

In November and December 2019, the holders of Series A preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. As of December 31, 2019, 1,852,173 remaining shares of Series A convertible preferred stock were outstanding.

In connection with the closing of the November 2019 Offering, the Company’s secured lender, affiliates of CRG LP (“CRG”), converted approximately $28,981,000 of the outstanding principal amount under its term loan with CRG (plus accrued interest, the prepayment premium and the back-end facility fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000, into 31,300 shares of the newly authorized Series B convertible preferred stock and issued warrants to purchase up to 9,893,776 shares of common stock (see Note 7 – Note Payable). These warrants have a term of 5 years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $1.53 or $1.836 per share. CRG also entered into a one year lock up agreement on all securities that it holds.

ATM Equity Offerings

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on August 16, 2019, under which the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock (the “August 2019 ATM Facility”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the year ended December 31, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. As of December 31, 2019, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

The Company had previously established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on November 8, 2017, under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock (the “November 2017 ATM Facility”). On August 16, 2019, the Company suspended and subsequently terminated the November 2017 ATM Facility pursuant to the prospectus supplement, dated November 7, 2017. The Company will no longer make any sales of its common stock under the November 2017 ATM Facility. During the year ended December 31, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the year ended December 31, 2018, the Company sold 2,771 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,193,000. Through the closing of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds, after deducting sales commissions and other offering costs, of approximately $1,318,000.

2018 Public Offerings

In December 2018, in connection with the closing of a public offering (the “December 2018 Offering”), the Company issued an aggregate of 147,285 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,384,000.

In February 2018, in connection with the closing of a public offering (the “February 2018 Offering”), the Company issued an aggregate of 115,000 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option for gross proceeds of approximately $34,500,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $32,214,000.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2019, the Company had accumulated deficit of $197,911,000, cash and cash equivalents of $13,308,000 and working capital of $15,883,000. Additionally, the Company used $31,236,000 in cash for operations in the year ended December 31, 2019. The Company will require additional cash proceeds to fund operations through March 31, 2021. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split of its common stock that became effective after market close on September 18, 2019. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split did not alter any stockholder's percentage ownership interest in the Company, except to the extent that the reverse stock split resulted in fractional shares. No fractional shares were issued in connection with the reverse stock split. Any fractional shares that resulted from the reverse stock split were rounded down, and stockholders were issued cash in lieu of such fractional share interest of approximately $6,000.

The par value of the Company’s common stock remained unchanged at $0.0001 per share after the reverse stock split.

The number of authorized shares of common stock remained at 75,000,000.

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

Adoption of New Accounting Standard-Leases

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

The Company designs, develops, manufactures and markets a medical device that it refers to as the Viveve System, which is intended for the non-invasive treatment of vaginal introital laxity, for improved sexual function, for vaginal rejuvenation, for use in general surgical procedures for electrocoagulation and hemostasis, and stress urinary incontinence, depending on the relevant country-specific clearance or approval. The Viveve System consists of three main components: a radiofrequency generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. return pad, coupling fluid), as well as a cryogen canister that can be used for approximately four to five procedures, and a foot pedal. The Company outsources the manufacture and repair of the Viveve System to a single contract manufacturer. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the year ended December 31, 2019, one distributor accounted for 16% of the Company’s revenue. During the year ended December 31, 2018, one distributor accounted for 21% of the Company’s revenue.

There were no direct sales to customers that accounted for more than 10% of the Company’s revenue during the years ended December 31, 2019 and 2018.

As of December 31, 2019, two distributors, collectively, accounted for 49% of total accounts receivable, net. As of December 31, 2018, three distributors, collectively, accounted for 54% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $407,000 and $284,000 as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company wrote-off accounts receivable totaling $1,028,000 primarily related to U.S. distributors in connection with the Company’s shift in its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model. There were no write-offs of customers’ accounts receivable during the year ended December 31, 2018.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory as of December 31, 2019 consisted of $4,051,000 of finished goods and $810,000 of raw materials. Inventory as of December 31, 2018 consisted of $3,232,000 of finished goods and $887,000 of raw materials. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2019 and 2018.

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

Revenue from Contracts with Customers

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

Rental revenue is generated through the lease of the Viveve System. In 2019, the Company’s operating leases for the Viveve System had a rental period of six months which could be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented. As of December 31, 2019, the Company had deferred revenue in the amount of $662,000 related to its rental program.

In connection with the lease of the Viveve System, the Company offers single-use treatment tips and ancillary consumables that are considered non-lease components. In the contracts with lease and non-lease components, the Company follows the relevant guidance in ASC 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of December 31, 2019 or 2018. The Company had customer contract liabilities in the amount of $108,000 and $686,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of December 31, 2019 and December 31, 2018, respectively. Contract liabilities are recorded in accrued liabilities on the consolidated balance sheet.

The following table reflects the changes in our customer contract liabilities for the year ended December 31, 2019

	December 31,	December 31,
	2019	2018	Change

Customer contracts liabilities:
Marketing programs	$108	$639	$(531)
Other	-	47	(47)
Total	$108	$686	$(578)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the year ended December 31, 2019 and 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $486,000 and $0 at December 31, 2019 and 2018, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the year ended December 31, 2019 and 2018, the amount of amortization was $143,000 and $0, respectively. There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	For the year ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Operations
Revenue	$18,517	$17,780	$737	(1)
Cost of revenue	$11,197	$11,209	$(12)	(2)
Gross profit	$7,320	$6,571	$749	(3)
Loss from operations	$(44,965)	$(45,714)	$749	(3)
Comprehensive and net loss	$(49,981)	$(50,730)	$749	(3)
Net loss per share:
Basic and diluted	$(160.92)	$(163.33)	$2.41

Weighted average shares	310,589	310,589

(1)	Change relates to revenue from extended assurance warranties for which no deferral is required on the adoption of ASC 606.
(2)	Change relates to the future costs associated with extended assurance warranties required to be recorded on the adoption of ASC 606.
(3)	Change relates to the net gain adjustment on the adoption of ASC 606.

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheets

Liabilities
Accrued liabilities	$6,766	$7,014	$(248)	(1)
Other noncurrent liabilities	$634	$1,313	$(679)	(2)

Equity
Accumulated deficit	$(155,385)	$(156,311)	$926	(3)

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

	Year Ended
	December 31,
	2019	2018

United States	$3,672	13,606
Asia Pacific	2,349	2,891
Europe and Middle East	254	1,369
Canada	277	563
Latin America	15	51
Other	-	37
Total	$6,567	$18,517

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the years ended December 31, 2019 and 2018, no impairment charges have been recorded.

Product Warranty

The Company’s products are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

 Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2019 and 2018.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2019 and 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Equity instruments issued to nonemployees are recorded in the same manner as similar instruments issued to employees.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2019 and 2018, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	Year Ended
	December 31,
	2019		2018

Convertible preferred stock:
Series A convertible preferred stock	1,852,173	(a)	-
Series B convertible preferred stock	31,678	(b)	-
Warrants to purchase common stock	24,737,618		6,408
Stock options to purchase common stock	10,087,678		40,195
Restricted common stock awards	2,620		575

(a)	Each share of Series A preferred stock is convertible at any time at the holder's option into one share of common stock.

(b)

Each share of Series B preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-653.59 per share determined by dividing the Series B preferred stock liquidation amount of $1,000 per share by the Series B preferred stock conversion price of $1.53 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

Other Recently Issued and Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718) – Improvements to Nonemployee Share- Based Payment Accounting”. The intent of this guidance is to simplify the accounting for nonemployee share-based payment accounting. The amendments in this guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We adopted this guidance as of January 1, 2019 and the adoption of the guidance did not have a significant impact on the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require measurement and classification of share-based payment awards granted to a customer by applying the guidance in Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2020 and the adoption of the guidance is not expected to have a significant impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2021 and the adoption of the guidance is not expected to have a significant impact on the consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2019 and 2018.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2019 and 2018 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2019 and 2018 (in thousands):

	Life	December 31,
	(in years)	2019	2018

Medical equipment	5	$2,933	$3,571
Rental program equipment	5	1,619	-
Computer equipment	3	243	309
Leasehold Improvements	3	384	403
Furniture and fixtures	7	123	121
Software	3	25	25
		5,327	4,429
Less: Accumulated depreciation and amortization		(2,281)	(1,513)
Property and equipment, net		$3,046	$2,916

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $1,177,000 and $786,000, respectively.

5.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the years ended December 31, 2019 and 2018, the Company has purchased 300 and 3,300 units of ICM products for approximately $26,000 and $327,000, respectively. The Company paid ICM approximately $27,000 and $337,000 for product related costs during the years ended December 31, 2019 and 2018, respectively.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of December 31, 2019, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the years ended December 31, 2019 and 2018, the allocated net loss from ICM’s operations was $627,000 and $657,000 respectively. The allocated net loss from ICM’s operations was recorded as a loss from minority interest in limited liability company in the consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018

Accrued payroll and other related expenses	$839	$877
Accrued bonuses	726	837
Deferred revenue - subscription rental program	662	-
Accrued professional fees	592	978
Accrued inventory purchases	474	-
Accrued interest	440	683
Accrued sales commission	281	1,743
Current operating lease liabilities	268	-
Customer contracts liabilities	108	686
Travel and entertainment	78	280
Other accruals	230	682
Total accrued liabilities	$4,698	$6,766

7.	Note Payable

On May 22, 2017, the Company entered into a Term Loan Agreement, as amended on December 12, 2017 and November 29, 2018 (collectively, the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility.

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

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 2,220 shares of the Company’s common stock at an exercise price of $950.00 per share (See Note 12).

Under the 2017 Loan Agreement, the credit facility had a six-year term with four years of interest-only payments after which quarterly principal and interest payments were to be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrued interest at an annual fixed rate of 12.5%, 4.0% of which, at the election of the Company, could be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the years ended December 31, 2019 and 2018, the Company paid interest in-kind of $1,226,000 and $1,256,000, respectively, which was added to the total outstanding principal loan in that period. The Company was also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period.

As security for its obligations under the 2017 Loan Agreement, the Company entered into security agreements with CRG whereby the Company granted CRG a lien on substantially all of the Company’s assets, including intellectual property.

The terms of the 2017 Loan Agreement also required the Company to meet certain financial and other covenants. These covenants required the Company to maintain cash and cash equivalents of $2,000,000 and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company did not meet the minimum total annual revenue threshold for a particular year, then the Company could retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts would be applied to prepay the loans. The 2017 Loan Agreement also contained customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions.

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement. In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted in to 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $1.53 or $1.836 per share (see Note 11). CRG entered into a one year lock up agreement on all securities that it holds.

The Amendment No. 3 to the 2017 Loan Agreement addressed, among other things:

●	repayment provisions were amended such that repayment is permitted only with, or after, the redemption in full of the Series B convertible preferred stock issued to CRG;
●

the interest only payment period and the period during which the Company may elect to pay the full interest in PIK interest payments was extended through the 23rd date after the first payment date. Pursuant to the amendment, CRG shall consent to the payment of such interest in the form of PIK loans, provided that (i) as of such payment date, no default shall have occurred and be continuing, and (ii) the principal amount of each PIK loan shall accrue interest in accordance with the provisions of the 2017 Loan Agreement;

●

modified certain of the covenants, including (i) to permit issuance of the Series B convertible preferred stock and any preferred stock issued in the equity financing and the exercise and performance by the Company of its rights and obligations in connection with such CRG preferred stock and any preferred stock issued in the equity financing, (ii) eliminate the Company’s ability to enter into permitted acquisitions, (iii) further restrict the incurrence of additional indebtedness and removal of the equity cure right, and (iv) eliminate the minimum revenue requirement; and

●	the back-end facility fee on the aggregate remaining principal balance on the term loan shall be increased from 5% to 25%.

As of December 31, 2019, the Company was in compliance with all covenants.

As of December 31, 2019, and 2018, $3,983,000 and $30,528,000 was recorded on the consolidated balance sheets as Note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

The Company accounted for the changes in the 2017 Loan Agreement as a troubled debt restructuring. The Company reduced the amount of the debt obligation by the fair value of the equity interests transferred. The remaining difference was charged to the loss on debt restructuring and reported on the consolidated statements of operations and comprehensive loss. The equity interests transferred included the 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock. The Company determined the fair value of the Series B convertible preferred stock on November 26, 2019 using the option pricing method. The following assumptions were present in the calculation: (1) value of Company equity based on $0.869 per common share, which was the closing common stock price on the date of the valuation (November 26, 2019); (2) volatility of 73%; (3) term of 2 years; and (4) risk-free rate of 1.58%. The fair value of the Series B convertible preferred stock was determined to be $1,023.23 for an aggregate fair value amount of approximately $32,027,000. The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model (see Note 11 – Common Stock.) After consideration of the fair value of the equity interests transferred and the carrying value of the debt, the remaining difference is the loss on debt restructuring of $6,705,000.

As of December 31, 2019, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2020	$-
2021	-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,997)
Present value of obligations	3,995
Less: Unamortized debt discount	(12)
Note payable, noncurrent portion	$3,983

8.

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

The office rent expense for the year ended December 31, 2018 was $358,000.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced on September 20, 2018.  The monthly lease payment is approximately $3,000.

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

The following table reflects the Company's lease assets and lease liabilities at December 31, 2019 and January 1, 2019 (in thousands):

	December 31,	January 1,
	2019	2019

Assets:
Operating lease right-of-use assets	$395	$629

Liabilities:
Current operating lease liabilities	$268	$230
Noncurrent operating lease liabilities	132	399
	$400	$629

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the year ended December 31, 2019 was $301,000.

As of December 31, 2019, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2020	$303
2021	137
Total lease payments	440
Less: Amount representing interest	(40)
Present value of lease liabilities	$400

The weighted average remaining lease term was approximately 17 months as of December 31, 2019. The weighted average discount rate for the year ended December 31, 2019 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of December 31, 2019, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2020	$662
Thereafter	-
Total	$662

As of December 31, 2019, $1,117,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the year ended December 31, 2019 is $121,000.

9.	Commitments and Contingencies

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

Under the terms of the Settlement Agreement, the Company received an initial monetary payment to settle the litigation and past claims and an on-going royalty for future sales. Viveve granted to ThermiGen a non-exclusive, non-transferable license to use the Company’s U.S. patent for the then current version of ThermiGen’s ThermiVa system (which includes RF generators and consumables). The Company has recorded the monetary payment as a gain on litigation settlement in selling, general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2018.

10.	Preferred Stock

In connection with the closing of the public offering, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation provides for the issuance of the shares of Series A convertible preferred stock. The shares of Series A convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Series A Certificate of Designation, the shares of Series A preferred stock have no voting rights.

Each share of Series A convertible preferred stock is convertible at any time at the holder’s option into one share of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Certificate of Designation.

In November and December 2019, the holders of Series A convertible preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. As of December 31, 2019, 1,852,173 shares of Series A convertible preferred stock remain outstanding (see Note 15 – Subsequent Events).

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2019, the Company paid dividend in-kind of an additional 378 shares of Series B convertible preferred stock and a cash dividend of approximately $2,400 for the remaining fractional shares. This cash dividend amount was included in accrued liabilities at December 31, 2019 and was paid in February 2020. The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

The Series B convertible preferred stock provides that for so long as any shares are outstanding, the consent of the holders of the Series B convertible preferred stockholders would be required to amend the Company’s organizational documents, approve any merger, sale of assets, or other major corporate transaction, or incur additional indebtedness, among other items.

The fair value of the Series B convertible preferred stock was determined in connection with the CRG debt conversion as part of the accounting for that transaction as a troubled debt restructuring. (See Note 7 – Note Payable.) Based on our valuation analysis, as of November 26, 2019, the date of issuance, the estimated fair value of the Series B convertible preferred stock was $1,023.23 per share or a total value of approximately $32,027,000 for the 31,300 shares of Series B convertible preferred stock that were issued.

Under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

11.	Common Stock

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,952,000.

The offering comprised of: (1) Class A Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance; and (2) Class B Units, priced at a public offering price of $1.55 per unit, with each unit consisting of one share of Series A preferred stock, convertible into one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance.

The securities comprising the units were immediately separable and were issued separately.

A total of 1,945,943 shares of common stock, 5,473,410 shares of Series A preferred stock, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

In November and December 2019, the holders of Series A convertible preferred stock converted 600,000 shares and 3,021,237 shares into Common Stock, respectively.

ATM Equity Offerings

Through the August 2019 ATM Facility, the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the year ended December 31, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000.

In August 2019, the Company terminated the November 2017 ATM Facility under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the year ended December 31, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. During the year ended December 31, 2018 the Company sold 2,771 shares of common stock under the November 2017 ATM Facility for net proceeds of approximately $1,193,000. Through the closing of the November 2017 ATM Facility in August 2019, the Company sold 3,364 shares of common stock under the equity offering program for net proceeds of approximately $1,318,000.

Restricted Common Shares

In December 2019, the Company issued 30,675 restricted shares of its common stock at an aggregate value of approximately $25,000.

In October 2019, the Company issued 7,740 restricted shares of its common stock at an aggregate value of approximately $25,000.

In March 2019, the Company issued 274 restricted shares of its common stock at an aggregate value of approximately $25,000.

2018 Public Offerings

In December 2018, in connection with the closing of a public offering (the “December 2018 Offering”), the Company issued an aggregate of 147,285 shares of common stock, including the shares issued in connection with the exercise of the underwriters’ overallotment option, for gross proceeds of approximately $22,093,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $20,384,000.

In June 2018, the Company issued 1,000 restricted shares of its common stock at a value of $2.56 a share, or an aggregate value of approximately $256,000.

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

Warrants for Common Stock

As of December 31, 2019, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
May 2015	Common Shares	May 17, 2020	$424.00	215
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
November 2019	Common Shares	November 26, 2020	$1.55	7,419,353
November 2019	Common Shares	November 26, 2024	$1.55	7,419,353
November 2019	Common Shares	November 26, 2024	$1.84	9,893,776
				24,737,618

As of December 31, 2018, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

September 2014	Common Shares	September 23, 2019	$424.00	859
October 2014	Common Shares	October 13, 2019	$424.00	288
November 2014	Common Shares	November 12, 2019	$424.00	125
February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
May 2015	Common Shares	May 17, 2020	$424.00	215
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
				6,408

In connection with the November 2019 Offering, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering. A Series A warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $1.55 per share that expires on the fifth anniversary of the issuance. The Series A warrants to purchase one share of common stock have a contractual term of one year and an exercise price of $1.55 per share. The Series B warrants to purchase one share of common stock have a contractual term of five years and an exercise price of $1.55 per share. The Company determined the fair value of the Series A warrants on the date of issuance to be approximately $1,210,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 91.1%, risk free interest rate of 1.59% and a contractual life of one year. The Company determined the fair value of the Series B warrants on the date of issuance to be approximately $2,871,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 68.8%, risk free interest rate of 1.58% and a contractual life of five years. The fair value of the Series A and B warrants totaling approximately $4,081,000 is recorded as issuance costs relating to November 2019 Offering.

In connection with the CRG Debt Conversion, CRG received warrants exercisable for 9,893,776 shares of common stock, an amount equal to 15% of our common stock on a fully diluted basis after taking the November 2019 Offering into account (the “CRG Warrants”). The CRG Warrants have a contractual term of five years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $1.53 or $1.836 per share. The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 68.8%, risk free interest rate of 1.58% and a contractual life of five years. The fair value of the CRG warrants is recorded as additional paid-in capital as part of the accounting for the debt conversion.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 2,220, shares of common stock at an exercise price of $950 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the years ended December 31, 2019 and 2018, the Company recorded $352,000 and $325,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of December 31, 2019, the unamortized debt discount was $12,000.

No shares, issuable pursuant to warrants, were issued in connection with the exercise of warrants during the years ended December 31, 2019 and 2018, respectively.

No shares issuable pursuant to warrants have been cancelled during the year ended December 31, 2019 and 2018.

A total of 1,272 shares issuable pursuant to warrants expired during the year ended December 31, 2019. No shares issuable pursuant to warrants expired during the year ended December 31, 2018.

The stock-based compensation expense related to warrants issued was zero for the years ended December 31, 2019 and 2018, respectively.

12.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of December 31, 2019, there are outstanding stock option awards issued from the 2006 Plan covering a total of 104 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $992.00 per share and the weighted average remaining contractual term is 3.1 years.

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

In December 2017, the board of directors approved the 2018 evergreen increasing the total stock reserved for issuance under the 2013 Plan from 40,000 shares to a total of 49,140 shares, which was effective January 1, 2018.

In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 20,431 shares from 49,140 shares to a total of 69,571 shares, which was effective January 1, 2019.

In September 2019, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder to equal 18% of the issued and outstanding shares of common stock of the Company on a fully diluted basis calculated as of the earlier of: (1) the day immediately after the consummation of the Company’s next underwritten public equity offering with gross proceeds of $5.0 million or more; or (2) December 31, 2019. Accordingly, the total stock reserved for issuance under the 2013 Plan increased to a total of 11,872,531 shares, which was effective November 26, 2019.

As of December 31, 2019, there are outstanding stock option awards issued from the 2013 Plan covering a total of 10,087,574 shares of the Company’s common stock and there remain reserved for future awards 1,798,337 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $2.21 per share, and the remaining contractual term is 9.9 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Year Ened December 31, 2019
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, January 1, 2018	26,903	$579.81	8.6	$249,154
Options granted	23,542	$351.81
Options exercised	-	$-
Options canceled	(10,301)	$548.13
Options outstanding, December 31, 2018	40,144	$455.68	7.4	$-
Options granted	10,065,844	$1.14
Options exercised	-
Options canceled	(18,310)	$403.31
Options outstanding, December 31, 2019	10,087,678	$2.22	9.9	$3,928,715

Vested and exercisable and expected to vest, end of period	8,966,825	$2.36	9.9	$3,490,722

Vested and exercisable, end of period	222,582	$41.49	9.5	$77,540

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2019.

The options outstanding and exercisable as of December 31, 2019 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2019	Price	Term (Years)	December 31, 2019	Price

$0.86	-	$0.89	10,042,500	$0.87	9.9	198,312	$0.87
$38.00	-	$58.00	1,650	$55.42	9.4	-	$-
$100.00	-	$197.00	22,385	$140.23	8.1	9,141	$144.93
$202.00	-	$283.00	775	$252.06	8.0	355	$255.75
$311.00	-	$382.00	3,833	$355.39	6.0	2,423	$362.12
$430.00	-	$497.00	7,870	$453.47	6.4	5,066	$454.44
$501.00	-	$567.00	4,215	$536.47	5.7	3,258	$535.73
$600.00	-	$661.00	2,372	$601.29	3.6	2,352	$600.78
$700.00	-	$792.00	1,974	$768.12	6.7	1,571	$768.19
$992.00	-	$992.00	104	$992.00	3.1	104	$992.00
Total:			10,087,678	$2.22	9.9	222,582	$41.49

Stock Option Modifications

On May 30, 2018, under approval by the Company’s Board of Directors, the Company entered into a Separation and Release Agreement with the former Chief Executive Officer. The provisions of the agreement specify that the stock options previously granted to her will continue to vest through the earlier of the date she ends her consulting services to the Company or December 31, 2019. As of May 30, 2018, these stock options are being accounted for as a non-employee option through the consulting term and are being marked-to-market. Additionally, the former Chief Executive Officer will receive six months of accelerated vesting of the stock options and the post-termination exercise period was extended from three months to one year after the effective date of the agreement. The Company recognized stock-based compensation expense of $97,000 for the incremental value of the accelerated vesting and the change in the exercise period upon the signing of the agreement.

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

In April 2019, the Company issued 525 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $91.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 525 shares of common stock were issued

In January 2019, the Company granted RSAs for 3,625 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the year ended December 31, 2019, a total of 1,255 shares pursuant to these RSAs were cancelled. As of December 31, 2019, zero shares were vested and issued.

As of December 31, 2019, there are 2,640 shares of unvested restricted stock outstanding that have been granted pursuant to RSAs.

In July 2019, the Company granted RSAs for 378 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $38.08 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 378 shares of common stock were issued.

In April 2019, the Company granted RSAs for 525 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $91.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 525 shares of common stock were issued.

In December 2018, the Company granted RSAs for 407 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $105.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 407 shares of common stock were issued.

In October 2018, the Company granted RSAs for 178 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $248.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 178 shares of common stock were issued.

In July 2018, the Company granted RSAs for 181 of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $263.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 182 shares of common stock were issued.

 In June 2018, the Company granted an RSA for 500 shares to a consultant with a weighted average grant date fair value of $358.00 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over two years beginning as of the award date. As of December 31, 2019, 250 shares were vested and issued.

In April 2018, the Company granted RSAs for 144 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $344.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 144 shares of common stock were issued.

In January 2018, the Company granted RSAs for 943 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $519.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 94 shares of common stock were issued.

In January 2018, the Company granted an RSA for 250 shares to a consultant with a weighted average grant date fair value of $497.00 per share, based on the market price of the Company’s common stock on the award date. The RSA vests over one year beginning as of the award date. As of December 31, 2018, 250 shares were vested and issued.

2017 Employee Stock Purchase Plan

In August 2017, the stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Eligible employees may purchase shares of common stock through periodic payroll deductions, with a maximum purchase of 200 shares of common stock in any offering period. The price of common stock purchased under the 2017 ESPP is equal to 85% of the lesser of the fair market value of common stock on the first or last day of the offering period. Each offering period is for a period of three months. The first offering period under the 2017 ESPP began on October 1, 2017 and ended on December 31, 2017.

The second offering period under the Company’s 2017 ESPP began on January 1, 2018 and ended on March 31, 2018, and 198 shares were issued on March 29, 2018 at a purchase price of $311.10.

The third offering period under the Company’s 2017 ESPP began on April 1, 2018 and ended on June 30, 2018, and 243 shares were issued on June 29, 2018 at a purchase price of $231.20.

The fourth offering period under the Company’s 2017 ESPP began on July 1, 2018 and ended on September 30, 2018, and 274 shares were issued on September 28, 2018 at a purchase price of $223.55.

The fifth offering period under the Company’s 2017 ESPP began on October 1, 2018 and ended on December 31, 2018, and 494 shares were issued on December 31, 2018 at a purchase price of $89.25.

The sixth offering period under the Company’s 2017 ESPP began on January 1, 2019 and ended on March 31, 2019, and 429 shares were issued on March 29, 2019 at a purchase price of $79.88.

The seventh offering period under the Company’s 2017 ESPP began on April 1, 2019 and ended on June 30, 2019, and 602 shares were issued on June 28, 2019 at a purchase price of $32.30.

The eighth offering period under the Company’s 2017 ESPP began on July 1, 2019 and ended on September 30, 2019, and 200 shares were issued on September 30, 2019 at a purchase price of $3.75.

The ninth offering period under the Company’s 2017 ESPP began on October 1, 2019 and ended on December 31, 2019, and 300 shares were issued on December 31, 2019 at a purchase price of $1.07.

During the years ended December 31, 2019 and 2018, the Company’s 2017 ESPP issued 1,531 shares and 1,209 shares, respectively, for aggregate offering proceeds of approximately $233,000 and $56,000, respectively.

As of December 31, 2019, the remaining shares available for issuance under the 2017 ESPP were 1,092 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended
	December 31,
	2019	2018

Expected term (in years)	0.25	0.25
Average volatility	87%	72%
Risk-free interest rate	2.29%	1.92%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the years ended December 31, 2019 and 2018 was $22.75 and $89.00 per share, respectively.

Stock-Based Compensation

During the years ended December 31, 2019 and 2018, the Company granted stock options to employees to purchase 9,528,869 and 21,419 shares of common stock with a weighted average grant date fair value of $0.73 and $224.35 per share, respectively. There were no stock options exercised by employees during the years ended December 31, 2019 and 2018.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2019	2018

Expected term (in years)	6	5
Average volatility	70%	73%
Risk-free interest rate	1.62%	2.65%
Dividend yield	0%	0%

During the years ended December 31, 2019 and 2018, the Company granted stock options to nonemployees to purchase 536,975 and 2,123 shares of common stock, with a weighted average grant date fair value of $0.61 and $162.17 per share. There were no stock options exercised by nonemployees during the years ended December 31, 2019 and 2018.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2019	2018

Expected term (in years)	6	9
Average volatility	70%	69%
Risk-free interest rate	1.69%	2.69%
Dividend yield	0%	0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of comparable companies’ stock, look-back volatilities and the Company specific events that affected volatility in a prior period. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018

Cost of revenue	$135	$69
Research and development	192	328
Selling, general and administrative	2,073	2,638
Total	$2,400	$3,035

As of December 31, 2019, the total unrecognized compensation cost in connection with unvested stock options was approximately $7,640,000. These costs are expected to be recognized over a period of approximately 3.3 years.

13.	Income Taxes

No provision for income taxes has been recorded due to the net operating losses incurred from inception to date, for which no benefit has been recorded.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2019	2018

Income tax provision (benefit) at statutory rate	(21)%	(21)%
State income taxes, net of federal benefit	(4)%	(4)%
Change in valuation allowance	(39)%	23%
Debt restructuring	6%	0%
Limitation on net operating loss and credit carryovers	56%	0%
Other	2%	2%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$16,688	$31,759
Capitalized start up costs	3,225	3,555
Research and development credits	527	951
Accruals and reserves	532	1,272
Fixed assets and depreciation	128	69
Total deferred tax assets	21,100	37,606
Deferred tax liabilities:
Valuation allowance	(21,100)	(37,606)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on its past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance decreased by approximately $16,506,000 and increased by approximately $11,667,000 during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $77,333,000 and $6,171,000, respectively. The federal NOLs do not expire and the state NOLs will begin to expire in the year 2028.

The Company also has California research and development tax credits of approximately $742,000. The credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company experienced a change of control in November 2019, resulting in the expiration of a portion of the NOL and research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or the consolidated statements of operations if an adjustment were required.

As of December 31, 2019, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018

Balance at the beginning of the year	$450	$397
Additions (deletions) based upon tax positions related to the current year	(227)	53
Balance at the end of the year	$223	$450

If the ending balance of $223,000 of unrecognized tax benefits as of December 31, 2019 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

14.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2019, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 375 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $4,889,000 and $10,150,000 for goods and services during the years ended December 31, 2019 and 2018, respectively.

In August 2017, the Company entered into a Distributorship Agreement with ICM. Under the terms of the Distributorship Agreement, the Company had a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this agreement. In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

15.	Segments and Geographic Information

The Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2019	2018

United States	$2,818	$2,851
Asia Pacific	64	24
Canada	142	28
Latin America	-	5
Europe	22	8
Total	$3,046	$2,916

 Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

16.	Subsequent Events

In January 2020, the board of directors approved the 2020 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,639,926 shares from 11,872,531 shares to a total of 14,512,457 shares, which was effective January 1, 2020.

In January and February 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares and 669,022 shares into common stock, respectively. As of February 19, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A preferred stock outstanding.

In February 2020, a total of 1,026,240 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000.

In February 2020, a total of 45,473 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000.

F-32