Form 10-Q
period 2020-03-31
VIVEVE MEDICAL, INC.
filed 2020-05-14
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the issuer had 15,091,577 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2020	2019
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,042	$13,308
Accounts receivable, net of allowance for doubtful accounts of $481 and $407 as of March 31, 2020 and December 31, 2019, respectively	1,279	1,573
Inventory	4,459	4,861
Prepaid expenses and other current assets	2,204	2,447
Total current assets	16,984	22,189
Property and equipment, net	2,973	3,046
Investment in limited liability company	1,034	1,216
Other assets	441	526
Total assets	$21,432	$26,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,262	$1,608
Accrued liabilities	2,323	4,698
Total current liabilities	4,585	6,306
Note payable, noncurrent portion	4,110	3,983
Other noncurrent liabilities	186	167
Total liabilities	8,881	10,456
Commitments and contingences (Note 8)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; Series A preferred stock, $0.0001 par value; 0 and 1,852,173 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Series B preferred stock, $0.0001 par value; 32,667 and 31,678 shares and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 10,028,203 and 7,075,684 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	216,771	214,431
Accumulated deficit	(204,221)	(197,911)
Total stockholders’ equity	12,551	16,521
Total liabilities and stockholders’ equity	$21,432	$26,977

(1)	The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$1,304	$3,012
Cost of revenue	1,129	1,941
Gross profit	175	1,071

Operating expenses:
Research and development	1,637	2,480
Selling, general and administrative	4,365	6,626
Restructuring costs	-	742
Total operating expenses	6,002	9,848
Loss from operations	(5,827)	(8,777)
Interest expense, net	(210)	(1,116)
Other expense, net	(91)	(11)
Net loss from consolidated companies	(6,128)	(9,904)
Loss from minority interest in limited liability company	(182)	(125)
Comprehensive and net loss	(6,310)	(10,029)
Series B convertible preferred stock dividends	(989)	-
Net loss attributable to common stockholders	$(7,299)	$(10,029)

Net loss per share of common stock:
Basic and diluted	$(0.82)	$(21.63)

Weighted average shares used in computing net loss per common share:
Basic and diluted	8,930,744	463,719

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	1,852,173	$-	31,678	$-	7,075,684	$1	$214,431	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(30)	-	(30)
Conversion of Series A convertible preferred stock into common stock	(1,852,173)	-	-	-	1,852,173	-	-	-	-
Issuance of common shares in connection with Series A warrant exercises	-	-	-	-	1,026,240	-	1,591	-	1,591
Issuance of common shares in connection with Series B warrant exercises	-	-	-	-	45,473	-	70	-	70
Series B convertible preferred stock dividends	-	-	989	-	-	-	(1)	-	(1)
Stock-based compensation expense	-	-	-	-	-	-	686	-	686
Issuance of common shares from employee stock purchase plan	-	-	-	-	320	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	28,313	-	24	-	24
Net loss	-	-	-	-	-	-	-	(6,310)	(6,310)
Balances as of March 31, 2020	-	$-	32,667	$-	10,028,203	$1	216,771	$(204,221)	$12,551

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances as of January 1, 2019	-	$-	-	$-	463,630	$-	$160,297	$(155,385)	$4,912
Stock-based compensation expense	-	-	-	-	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	-	-	-	-	429	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	274	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	6	-	1	-	1
Net loss	-	-	-	-	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	-	$-	-	$-	464,339	$-	$160,828	$(165,414)	$(4,586)

 Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,310)	$(10,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	74	111
Depreciation and amortization	323	311
Stock-based compensation	710	496
Non-cash interest expense	127	399
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	5	10
Loss from minority interest in limited liability company	182	125
Changes in assets and liabilities:
Accounts receivable	220	815
Inventory	313	206
Prepaid expenses and other current assets	243	(559)
Other noncurrent assets	417	17
Accounts payable	654	(1,310)
Accrued and other liabilities	(2,654)	(2,202)
Other noncurrent liabilities	(40)	52
Net cash used in operating activities	(5,736)	(11,558)

Cash flows from investing activities:
Purchase of property and equipment	(161)	(179)
Net cash used in investing activities	(161)	(179)

Cash flows from financing activities:
Transaction costs in connection with November 2019 Offering	(30)	-
Proceeds from exercise of Series A and B common warrants	1,661	-
Proceeds from issuance of common shares from employee stock purchase plan	-	35
Net cash provided by financing activities	1,631	35
Net decrease in cash and cash equivalents	(4,266)	(11,702)

Cash and cash equivalents - beginning of period	13,308	29,523
Cash and cash equivalents - end of period	$9,042	$17,821

Supplemental disclosure:
Cash paid for interest	$-	$675
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$989	$-
Issuance of note payable in settlement of accrued interest	$126	$318
Net transfer of equipment between inventory and property and equipment	$89	$46

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$75	$73
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)		$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

2019 Public Offering and CRG Debt Conversion

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,922,000.

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

In November and December 2019, the holders of Series A preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. In January and February 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares and 669,022 shares into common stock, respectively. As of March 31, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A preferred stock outstanding.

In February 2020, a total of 1,026,240 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000. In February 2020, a total of 45,473 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000. As of March 31, 2020, there are Series A warrants to purchase a total of 6,393,113 shares of common stock and Series B warrants to purchase a total of 7,373,800 shares of common stock still remaining and outstanding.

In connection with the closing of the November 2019 Offering, the Company’s secured lender, affiliates of CRG LP (“CRG”), converted approximately $28,981,000 of the outstanding principal amount under its term loan with CRG (plus accrued interest, the prepayment premium and the back-end facility fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000, into 31,300 shares of the newly authorized Series B convertible preferred stock and issued warrants to purchase up to 9,893,776 shares of common stock (see Note 6 – Note Payable). These warrants have a term of 5 years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $1.53 or $1.836 per share. CRG also entered into a one year lock up agreement on all securities that it holds.

ATM Equity Offerings

The Company established an “at-the-market” equity offering program through the filing of a prospectus supplement to its shelf registration statement on Form S-3, which was filed on August 16, 2019, under which the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock (the “August 2019 ATM Facility”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the year ended December 31, 2019, the Company sold 1,004,171 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. During the three months ended March 31, 2020 and 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility. As of March 31, 2020, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 19, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2020, the Company had an accumulated deficit of $204,221,000, cash and cash equivalents of $9,042,000 and working capital of $12,399,000. Additionally, the Company used $5,736,000 in cash for operations in the three months ended March 31, 2020. The Company will require additional cash funding to fund operations through May 2021. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2020, one distributor accounted for 48% of the Company’s revenue. During the three months ended March 31, 2019, three distributors, collectively, accounted for 42% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, two distributors, collectively, accounted for 49% of total accounts receivable, net. As of December 31, 2019, two distributors, collectively, accounted for 49% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $481,000 as of March 31, 2020 and $407,000 as of December 31, 2019.

There were no write-offs of customers’ accounts receivable during the three months ended March 31, 2020 and 2019.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue in the amounts of $703,000 and $662,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company recognized revenue of $297,000 which was deferred revenue as of December 31, 2019.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of March 31, 2020 or December 31, 2019. The Company had customer contract liabilities in the amount of $25,000 and $108,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of March 31, 2020 and December 31, 2019, respectively. Contract liabilities are recorded in accrued liabilities on the consolidated balance sheet. During the three months ended March 31, 2020, the Company recognized revenue for these marketing programs of $83,000 which was deferred as of December 31, 2019.

The following table reflects the changes in our customer contract liabilities for the three months ended March 31, 2020:

	March 31,	December 31,
	2020	2019	Change

Customer contracts liabilities:
Marketing programs	$25	$108	$(83)
Total	$25	$108	$(83)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended March 31, 2020 and 2019, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $211,000 and $337,000 at March 31, 2020 and December 31, 2019, respectively. The Company began its rental program in the quarter ended June 30, 2019 and, therefore, there were no commissions paid associated with subscriptions in the three months ended March 31, 2019. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended March 31, 2020 and 2019, the amount of amortization was $198,000 and zero, respectively There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019

North America	$688	$1,792
Asia Pacific	597	967
Europe and Middle East	5	246
Latin America	14	-
Other	-	7
Total	$1,304	$3,012

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019.

Product Warranty

The Company’s products sold to customers are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2020 and 2019, the Company’s comprehensive loss is the same as its net loss.

Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period. For purposes of this calculation, stock options and warrants to purchase common stock and restricted common stock awards are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2020		2019

Series B convertible preferred stock	32,667	(a)	-
Warrants to purchase common stock	23,665,905		6,408
Stock options to purchase common stock	10,432,654		55,864
Restricted common stock awards	2,620		4,176

(a)

Each share of Series B preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-653.59 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $1.53 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

Recently Issued and Adopted Accounting Standards

In November 2019, the FASB issued ASU 2019-08, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require measurement and classification of share-based payment awards granted to a customer by applying the guidance in Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2020 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2020, and December 31, 2019 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended March 31, 2020 and 2019, the Company has purchased 120 and 300 units of ICM products for approximately $10,000 and $27,000, respectively.  As of March 31, 2020, the Company has purchased approximately 4,920 units of ICM products. The Company paid ICM approximately $10,000 and $27,000 for product related costs during the three months ended March 31, 2020 and 2019, respectively.  There were no amounts due to ICM for the accounts payable as of March 31, 2020 and December 31, 2019.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of March 31, 2020, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended March 31, 2020 and 2019, the allocated net loss from ICM’s operations was $182,000 and $125,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019

Accrued payroll and other related expenses	$719	$839
Deferred revenue - subscription rental program	703	662
Current operating lease liabilities	278	268
Accrued professional fees	224	592
Accrued bonuses	215	726
Accrued sales commission	60	281
Accrued inventory	-	474
Accrued interest	-	440
Other accruals	124	416
Total accrued liabilities	$2,323	$4,698

6.	Note Payable

On May 22, 2017, the Company entered into a Term Loan Agreement as amended on December 12, 2017 and November 29,2018 (collectively the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility.

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

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 2,220 shares of the Company’s common stock at an exercise price of $950.00 per share (See Note 10).

Under the 2017 Loan Agreement, as in effect prior to the November 12, 2019 amendment, the credit facility had a six-year term with four years of interest-only payments after which quarterly principal and interest payments were to be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrued interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, could be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three months ended March 31, 2019, the Company paid interest in-kind of $318,000 which was added to the total outstanding principal loan amount. The Company was also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period.

As security for its obligations under the 2017 Loan Agreement, the Company entered into security agreements with CRG whereby the Company granted CRG a lien on substantially all of the Company’s assets, including intellectual property.

The terms of the 2017 Loan Agreement also required the Company to meet certain financial and other covenants. These covenants require the Company to maintain cash and cash equivalents of $2,000,000 and, each year through the end of 2022, to meet a minimum total annual revenue threshold. In the event that the Company did not meet the minimum total annual revenue threshold for a particular year, then the Company could retroactively cure the shortfall by either issuing additional equity in exchange for cash or incurring certain additional permitted indebtedness, in each case, in an amount equal to 2.0 times the shortfall. Any such amounts would be applied to prepay the loans. The 2017 Loan Agreement also contained customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock, in each case subject to customary exceptions.

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $1.53 or $1.836 per share (see Note 9). CRG entered into a one year lock up agreement on all securities that it holds.

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

During the three months ended March 31, 2020, the Company paid interest in-kind of $126,000 which was added to the total outstanding principal loan amount.

As of March 31, 2020, the Company was in compliance with all covenants.

As of March 31, 2020 and December 31, 2019, $4,110,000 and $3,983,000, respectively, was recorded on the consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

The Company accounted for the changes in the 2017 Loan Agreement as a troubled debt restructuring. The Company reduced the amount of the debt obligation by the fair value of the equity interests transferred. The remaining difference was charged to the loss on debt restructuring and reported on the consolidated statements of operations and comprehensive loss. The equity interests transferred included the 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock. The Company determined the fair value of the Series B convertible preferred stock on November 26, 2019 using the option pricing method. The following assumptions were present in the calculation: (1) value of Company equity based on $0.869 per common share, which was the closing common stock price on the date of the valuation (November 26, 2019); (2) volatility of 73%; (3) term of 2 years; and (4) risk-free rate of 1.58%. The fair value of the Series B convertible preferred stock was determined to be $1,023.23 for an aggregate fair value amount of approximately $32,027,000. The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model (see Note 10 – Common Stock.) After consideration of the fair value of the equity interests transferred and the carrying value of the debt, the remaining difference is the loss on debt restructuring of $6,705,000, which was recorded in the consolidated statement of operations for the year ended December 31, 2019.

As of March 31, 2020, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2020 (remaining 9 months)	$-
2021	-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,871)
Present value of obligations	4,121
Less: Unamortized debt discount	(11)
Note payable, noncurrent portion	$4,110

7.	Leases

Lessee:

The following information pertains to those operating lease agreements where the Company is the lessee.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. The lease term commenced on June 1, 2017 and will terminate in May 2021. The Company relocated its corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

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

The following table reflects the Company's lease assets and lease liabilities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019

Assets:
Operating lease right-of-use assets	$332	$395

Liabilities:
Current operating lease liabilities	$278	$268
Noncurrent operating lease liabilities	59	132
	$337	$400

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three months ended March 31, 2020 and 2019 was $76,000 and $75,000, respectively.

As of March 31, 2020, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2020 (remaining 9 months)	$228
2021	137
Total lease payments	365
Less: Amount representing interest	(28)
Present value of lease liabilities	$337

The weighted average remaining lease term was approximately 14 months as of March 31, 2020. The weighted average discount rate for the three months ended March 31, 2020 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of March 31, 2020 , minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2020 (remaining 9 months)	$660
2021	43
Thereafter	-
Total	$703

As of March 31, 2020, $1,163,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three months ended March 31, 2020 is $113,000.

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

9.	Preferred Stock

In connection with the closing of the public offering in November 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation provides for the issuance of the shares of Series A convertible preferred stock. The shares of Series A convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

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

In November and December 2019, the holders of Series A convertible preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. In January and February 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares and 669,022 shares into common stock, respectively. As of March 31, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A convertible preferred stock outstanding.

As previously reported (see Note 6 – Note Payable), the CRG debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2019, the Company paid dividend in-kind of an additional 378 shares of Series B convertible preferred stock and a cash dividend of approximately $2,400 for the remaining fractional shares. During the three months ended March 31, 2020, the Company paid dividend in kind of an additional 989 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. As of March 31, 2020, there are 32,667 shares of Series B convertible preferred stock outstanding. The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

The Series B convertible preferred stock provides that for so long as any shares are outstanding, the consent of the holders of the Series B convertible preferred stockholders would be required to amend the Company’s organizational documents, approve any merger, sale of assets, or other major corporate transaction, or incur additional indebtedness, among other items.

The fair value of the Series B convertible preferred stock was determined in connection with the CRG debt conversion as part of the accounting for that transaction as a troubled debt restructuring. (See Note 6 – Note Payable.) Based on our valuation analysis, as of November 26, 2019, the date of issuance, the estimated fair value of the Series B convertible preferred stock was $1,023.23 per share or a total value of approximately $32,027,000 for the 31,300 shares of Series B convertible preferred stock that were issued.

Under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

10.	Common Stock

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,922,000.

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

Restricted Common Shares

In March 2020, the Company issued 28,313 restricted shares of its common stock at an aggregate value of approximately $24,000.

In December 2019, the Company issued 30,675 restricted shares of its common stock at an aggregate value of approximately $25,000.

In October 2019, the Company issued 7,740 restricted shares of its common stock at an aggregate value of approximately $25,000.

In March 2019, the Company issued 274 restricted shares of its common stock at an aggregate value of approximately $25,000.

Warrants for Common Stock

As of March 31, 2020, outstanding warrants to purchase shares of common stock were as follows:

	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
May 2015	Common Shares	May 17, 2020	$424.00	215
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
November 2019	Common Shares	November 26, 2020	$1.55	6,393,113
November 2019	Common Shares	November 26, 2024	$1.55	7,373,880
November 2019	Common Shares	November 26, 2024	$1.84	9,893,776
				23,665,905

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

In February 2020, a total of 1,026,240 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000. In February 2020, a total of 45,473 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000. As of March 31, 2020, there are Series A warrants to purchase a total of 6,393,113 shares of common stock and Series B warrants to purchase a total of 7,373,800 shares of common stock still remaining and outstanding.

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

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 2,220, shares of common stock at an exercise price of $950.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three months ended March 31, 2020 and 2019, the Company recorded $1,000 and $83,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of March 31, 2020, the unamortized debt discount was $11,000.

No shares issuable pursuant to warrants have been cancelled during the three months ended March 31, 2020 and 2019.

No shares issuable pursuant to warrants expired during the three months ended March 31, 2020 and 2019.

The stock-based compensation expense related to warrants issued was zero for the three months ended March 31, 2020 and 2019, respectively, as no warrants were issued during those periods.

11.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of March 31, 2020, there are outstanding stock option awards issued from the 2006 Plan covering a total of 104 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $992.00 per share and the weighted average remaining contractual term is 2.8 years.

As of March 31, 2020, there are outstanding stock option awards issued from the 2013 Plan covering a total of 10,432,550 shares of the Company’s common stock and there remain reserved for future awards 4,093,287 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $1.94 per share, and the remaining contractual term is 9.7 years.

In January 2020, the board of directors approved the 2020 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,639,926 shares from 11,872,531 shares to a total of 14,512,457 shares, which was effective January 1, 2020.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2020
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	10,087,678	$2.22	9.9	$3,928,715
Options granted	468,000	$0.88
Options exercised	-
Options canceled	(123,024)	$20.25
Options outstanding, end of period	10,432,654	$1.95	9.7	$-

Vested and exercisable and expected to vest, end of period	9,404,561	$2.04	9.7	$-

Vested and exercisable, end of period	833,785	$9.63	9.6	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2020.

The options outstanding and exercisable as of March 31, 2020 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2020	Price	Term (Years)	March 31, 2020	Price

$0.69	-	$0.89	10,238,979	$0.86	9.7	813,153	$0.87
$1.09	-	$1.36	155,000	$1.26	9.9	-	$-
$38.00	-	$58.00	1,600	$55.81	9.2	-	$-
$100.00	-	$197.00	20,352	$141.85	8.6	9,174	$147.74
$202.00	-	$283.00	743	$251.21	7.6	392	$254.90
$311.00	-	$382.00	2,625	$344.68	8.4	1,238	$345.28
$430.00	-	$497.00	6,707	$454.33	7.3	4,281	$455.78
$501.00	-	$567.00	3,215	$537.49	7.1	2,432	$536.76
$600.00	-	$661.00	1,392	$602.19	5.8	1,375	$601.46
$700.00	-	$792.00	1,937	$767.72	6.6	1,636	$767.47
$992.00	-	$992.00	104	$992.00	2.8	104	$992.00
Total:			10,432,654	$1.95	9.7	833,785	$9.63

Restricted Stock Awards

During the three months ended March 31, 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

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

In January 2019, the Company granted RSAs for 3,625 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the three months ended March 31, 2020, zero shares pursuant to these RSAs were cancelled. As of March 31, 2020, zero shares were vested and issued.

As of March 31, 2020, there are 2,620 shares of unvested restricted stock awards outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The tenth offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on January 1, 2020 and ended on March 31, 2020, and 320 shares were issued on March 31, 2020 at a purchase price of $0.59.

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

As of March 31, 2020, the remaining shares available for issuance under the 2017 ESPP were 772 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2020	2019

Expected term (in years)	0.25	0.25
Average volatility	124%	74%
Risk-free interest rate	1.54%	2.45%
Dividend yield	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three months ended March 31, 2020 and 2019 was $0.43 and $33.00, respectively.

Stock-Based Compensation

During the three months ended March 31, 2020 and 2019, the Company granted stock options to employees to purchase 368,000 and 21,175 shares of common stock, respectively, with a weighted average grant date fair value of $0.75 and $123.66 per share, respectively. There were no stock options exercised during the three months ended March 31, 2020 and 2019.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2020	2019

Expected term (in years)	5	5
Average volatility	73%	73%
Risk-free interest rate	0.45%	2.53%
Dividend yield	0%	0%

During the three months ended March 31, 2020 and 2019, the Company granted stock options to nonemployees to purchase 100,000 and 275 shares of common stock with a weighted average grant date fair value of $1.36 and $121.82 per share, respectively. There were no stock options exercised by nonemployees during the three months ended March 31, 2020 and 2019.

The fair value of nonemployee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2020	2019

Expected term (in years)	5	5
Average volatility	73%	73%
Risk-free interest rate	1.39%	2.49%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$60	$32
Research and development	87	40
Selling, general and administrative	564	424
Total	710	$496

As of March 31, 2020, the total unrecognized compensation cost in connection with unvested stock options was approximately $7,341,000. These costs are expected to be recognized over a period of approximately 3.1 years.

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2020. The Company expects that its effective tax rate for the full year 2020 will be 0%.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. The Company is evaluating the impact, if any, the CARES Act and other economic stimulus measures will have on the Company’s financials and disclosures.

13.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2020, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 375 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $282,000 and $1,489,000 for goods and services during the three months ended March 31, 2020 and 2019, respectively. The amounts due to Stellartech for accounts payable as of March 31, 2020 and December 31, 2019 were approximately $323,000 and $124,000, respectively.

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

14.	Restructuring Costs

In January 2019, the Company implemented a strategic organizational realignment plan to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs were approximately $742,000 and have been recorded in operating expenses in the condensed consolidated statements of operations. The restructuring contributed to a reduction in total operating expenses in the first quarter of 2019 as planned and resulted in additional operating cost savings throughout the remainder of this year.

15.	Subsequent Events

On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note (the “Promissory Note”) evidencing an unsecured loan in the amount of $1,343,400 made to Viveve under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to Viveve is being made through Western Alliance Bank, an Arizona corporation (the “Lender”). The interest rate on the Loan is 1.00% and the term of the Loan is two years. Beginning seven months from the date of the Loan, Viveve is required monthly payments of principal and interest. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the Loan in whole or in part.

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3.1 million. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 19, 2020. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors."

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of March 31, 2020, we have a global installed base of 849 Viveve Systems and we have sold approximately 43,475 single-use treatment tips worldwide.

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

Recent Events

Spending Reductions and Organizational Realignment

In response to COVID-19, the Company implemented a range of operational changes designed to support the safety and health of our employees, customers, distribution partners and other contacts as necessary. In addition, the Company has implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our Cryogen-cooled, Monopolar Radiofrequency (CMRF) technology in the treatment of stress urinary incontinence (SUI). These deliberate actions, that included an approximate two-thirds reduction of the direct sales organization, are tailored to allow the Company to re-scale its commercial and operational activities as conditions improve.

Paycheck Protection Program Loan

On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note (the “Promissory Note”) evidencing an unsecured loan in the amount of $1,343,400 made to Viveve under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to Viveve is being made through Western Alliance Bank, an Arizona corporation (the “Lender”). The interest rate on the Loan is 1.00% and the term of the Loan is two years. Beginning seven months from the date of the Loan, Viveve is required monthly payments of principal and interest. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the Loan in whole or in part.

Nasdaq Notices

  On April 21, 2020, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from March 9, 2020 to April 20, 2020, we no longer meet the minimum bid price requirement.

The letter states that under the Nasdaq Listing Rule 5810(c)(3)(A) and the relief granted as a result of the COVID-19 pandemic, we have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. On May 6, 2020, we filed a preliminary proxy for our annual meeting, including a approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of one-for-two (1:2) to one-for-ten (1:10), such ratio to be determined in the sole discretion of the board of directors.

On May 4, 2020, Karen Zaderej resigned from the Company’s board of directors and its committees. Ms. Zaderej was an independent director of the Company and a member of the audit committee of the board of directors, and as a result of her resignation, the Company no longer complies with Nasdaq’s majority independent board requirements as set forth in Nasdaq Listing Rule 5605(b)(1) because a majority of the board of directors is not comprised of independent directors, and Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A) because the Audit Committee is not comprised of at least three independent directors.

On May 4, 2020, in accordance with Nasdaq Listing Rules, the Company notified Nasdaq of Ms. Zaderej's resignation and the resulting non-compliance. On May 6, 2020, the Company received a notice from Nasdaq acknowledging the fact that the Company does not meet the requirements of such rules. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) and the Nasdaq notice, to regain compliance with the Nasdaq Listing Rules, the Company has until the earlier of its next annual stockholders meeting or May 4, 2021; or if the next annual stockholders meeting is held before November 2, 2020, then the Company must evidence compliance no later than November 2, 2020. the Company shall have until November 2, 2020 to regain compliance as it expects to have its annual stockholders meeting before such date.

The board of directors intends to identify a candidate to replace Ms. Zaderej and to appoint a new director who satisfies the requirements of the Nasdaq Listing Rules prior to the expiration of the applicable cure period.

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

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3.1 million. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020.

2019 Public Offering and Debt Conversion

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter's overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,922,000.

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

In November and December 2019, the holders of Series A preferred stock converted 600,000 shares and 3,021,237 shares into common stock, respectively. In January and February 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares and 669,022 shares into common stock, respectively. As of March 31, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A preferred stock outstanding.

In February 2020, a total of 1,026,240 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000. In February 2020, a total of 45,473 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000. As of March 31, 2020, there are Series A warrants to purchase a total of 6,393,113 shares of common stock and Series B warrants to purchase a total of 7,373,800 shares of common stock still remaining and outstanding.

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

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a balance of $35,016,000 available for future issuance. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called ‘baby shelf rules” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of March 31, 2020 and the filing date of this Quarterly Report on Form 10-Q, the Company had no capacity to issue shares under the 2017 Shelf Registration Statement due to these limitations.

PURSUIT - U.S. SUI Trial

 In April 2020, the Company resubmitted its IDE to the FDA for approval to initiate its pivotal multicenter SUI trial PURSUIT – Prospective U.S. Radiofrequency SUI Trial. Following multiple rounds of discussions with the Agency, the resubmitted IDE addresses specific protocol requests during FDA initial review and provides positive results from additional in vivo animal safety testing requested by the FDA.

The trial is designed to evaluation the safety and efficacy of Viveve’s CMRF treatment versus an inert sham treatment for the improvement of SUI in women. Importantly, the PURSUIT protocol will compare CMRF treatment (90J/cm2 RF and cryogen-cooling) in the Active group to a clinically inert sham treatment (<1J/cm2 RF and <2 degrees tissue cooling cryogen delivery) in the control group. Pending FDA approval of the resubmitted IDE, Viveve plans to initiate the PURSUIT trial in the fall of 2020.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s cryogen-cooled monopolar radiofrequency (CMRF) treatment and a cryogen-only sham to an inert sham treatment for the improvement of Stress Urinary Incontinence (SUI) in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and will be assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. The three-arm feasibility study read-out is currently planned for readout in late summer 2020. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months versus 3 months.

VIVEVE II - U.S. Sexual Function Trial

In April 2020, topline results for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study were reported by the Company. VIVEVE II is a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company’s cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improved in the mean change from baseline in total Female Sexual Function Index (FSFI) at 12 months. Although there was substantial improvement in the total FSFI score from baseline to the final 12-month follow-up in the active group indicating a significant treatment effect, there was not sufficient separation from the sham treatment group to achieve statistical significance.

The study included 220 subjects that successfully completed 12-month follow-up. Subjects were randomized in a 1:1 ratio for the active (N=114) and the sham (N=106) treatments at 17 clinical sites in the United States. Adjusted mean change in total FSFI score at 12 months for the active group was 9.8 and the adjusted mean change for the sham group was 9.0, a difference of 0.8 (p=0.3942). There were no serious device-related adverse events reported. The treatment groups were well balanced, and the number of subjects lost to follow-up was as expected.

The Company is analyzing the complete data set, including all secondary and exploratory endpoints and will include the results in the final VIVEVE II clinical study report targeted for completion in the summer of 2020.

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

LIBERATE International was a randomized, double-blind, sham-controlled study conducted at 9 sites in Canada and included enrollment of 99 patients suffering from mild-to-moderate SUI. Patients were randomized in a 2:1 ratio to either treatment (90J/cm2 RF with cryogen-cooling) or (Sham treatment (sub-treatment dose of ≤1 J/cm2 cryogen-cooling). (Patients were followed for six months post-treatment to assess the primary efficacy and safety of the treatment with data being collected at one, three and six months. Eighty-five subjects successfully completed the six-month study and no serious device-related events were reported.

The primary efficacy endpoint was the 6-month change from baseline in the one-hour pad weight test. Secondary endpoints, included: 24-hour pad weight test, daily incontinence episodes,(3-day diary), as well as composite scores from the validated UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire), ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form), and FSFI (Female Sexual Function Index) outcome questionnaires.

Across all endpoints, the efficacy of both the Active and Sham treatments were highly clinically relevant. For the primary endpoint, median percentage decrease from baseline (CFB) to 6 months post-treatment in 1-hr pad weight for the Active group was 77.2% and 81.0% for the Sham group. However, the differences were not significant between the Active and Sham groups.

Launch of Next Generation 2.0 Platform

Canada: In April 2020, Viveve received regulatory clearance from the Canadian Ministry of Health for its next generation Viveve 2.0 CMRF system and consumable treatment tips for improvement of sexual function in women following vaginal childbirth. The clearance in Canada brings additional momentum to the company’s rapidly expanding Viveve 2.0 platform throughout the world with its availability now throughout North America, Asia and over 30 European countries.

Taiwan: In March 2020, Viveve announced registration clearance from the Taiwanese Food and Drug Administration for the Viveve 2.0 CMRF system and consumable treatment tips for use in general surgical procedures for electrocoagulation and hemostasis. Taiwan represents one of the largest markets in Asia for advanced medical procedures. Viveve continues its support of Dynamic Medical Technologies, Inc., their exclusive distribution partner in Taiwan, and their efforts to advance clinician adoption and utilization of the company’s innovative CMRF technology platform for the treatment of women’s intimate health conditions.

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

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. The new commercial sales model successfully increased physician adoption rates in the months following its implementation and continued to gain traction in the U.S. market well into the first quarter of 2020. In December 2019, Viveve Systems placed with new customers have represented a higher monthly productivity rates and lower costs per system placed per sales representative. To date, the rental revenue generated has not been material. Sale of Viveve products outside of the U.S. continue to be supported by the Company’s current distributors without significant change to the international business model.

 Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, an estimated 70-80% of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a two-month deferral of the rental payment. We anticipate that until the COVID-19 pandemic abates, practices begin to re-open and elective patient’s safety concerns are reduced that we will experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (‘FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in revenue and is currently not a material amount. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of 5 years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Novel Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, China, South Korea, the United States and most other countries face the outbreak of a novel highly transmissible and pathogenic coronavirus, which has resulted in a widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to also adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors, and expanding the scope of physicians who offer the Viveve System to include plastic surgeons, general surgeons, urologists and urogynecologists.

In June 2019, we transitioned from a capital equipment sales model to a recurring revenue rental model in the U.S. market. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. To date, the rental revenue generated has not been material. Sale of Viveve products outside of the U.S. will continue to be supported by our international distributors.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$1,304	$3,012	$(1,708)	(57)%

We recorded revenue of $1,304,000 for the three months ended March 31, 2020, compared to revenue of $3,012,000 for the three months ended March 31, 2019, a decrease of $1,708,000, or approximately 57%. The decrease in revenue was primarily due to our shift in our U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the first quarter of 2020 included 9 Viveve Systems and approximately 2,300 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company also placed 9 Viveve Systems in the U.S. market in the first quarter of 2020. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease. Sales in the first quarter of 2019 included 43 Viveve Systems and approximately 2,300 disposable treatment tips sold globally. As of March 31, 2020, we had an installed base of 849 Viveve Systems worldwide, 479 in the U.S. and 370 internationally.

 Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. We anticipate that until the COVID-19 pandemic abates, we will experience reduced revenue from existing customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit	$175	$1,071	$(896)	(84)%

 Gross profit was $175,000, or 13% of revenue, for the three months ended March 31, 2020, compared to a gross profit of $1,071,000, or 36% of revenue, for the three months ended March 31, 2019, a decrease of $896,000, or approximately 84%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Additionally, fixed manufacturing costs in the first quarter of 2020 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$1,637	$2,480	$(843)	(34)%

 Research and development expenses totaled $1,637,000, for the three months ended March 31, 2020, compared to research and development expense of $2,480,000 for the three months ended March 31, 2019, a decrease of $843,000, or approximately 34%. Spending on research and development decreased primarily due to reduced engineering and development work related to our products as well as certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019. Research and development expenses during the first quarter of 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$4,365	$6,626	$(2,261)	(34)%

Selling, general and administrative expenses totaled $4,365,000 for the three months ended March 31, 2020, compared to $6,626,000 for the three months ended March 31, 2019, a decrease of $2,261,000, or approximately 34%. The decrease in selling, general and administrative expenses was primarily due to certain cost savings in connection with the Company’s Strategic Organizational Realignment which occurred in the first quarter of 2019.

Restructuring costs

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Restructuring costs	$-	$742	$(742)	NM

In January 2019, the Company implemented a strategic organizational realignment plan to reduce operating expenses. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded in 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in 2019.

Interest expense, net

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$210	$1,116	$(906)	(81)%

  During the three months ended March 31, 2020, we had interest expense, net of $210,000, compared to $1,116,000 for the three months ended March 31, 2019 a decrease of $906,000, or approximately 81%. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$91	$11	$80	NM

During the three months ended March 31, 2020, we had other expense, net, $91,000 compared to $11,000 for the three months ended March 31, 2019.

Loss from minority interest in limited liability company

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$182	$125	$57	46%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended March 31, 2020, the allocated net loss from ICM’s operations was $182,000, compared to $125,000 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2020 and 2019

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2020, the Company had an accumulated deficit of $204,221,000, cash and cash equivalents of $9,042,000 and working capital of $12,399,000. Additionally, the Company used $5,736,000 in cash for operations in the three months ended March 31, 2020. In April 2020, the Company obtained additional cash funding from the exercise of Series A and B warrants for gross proceeds of $3,088,000. However, the Company will require additional cash funding to fund operations through May 2021. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Net cash used in operating activities	$(5,736)	$(11,558)
Net cash used in investing activities	(161)	(179)
Net cash provided by financing activities	1,631	35
Net increase (decrease) in cash and cash equivalents	$(4,266)	$(11,702)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $5,736,000 for the three months ended March 31, 2020 compared to $11,558,000 used for the three months ended March 31, 2019. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2020 consisted of a net loss of $6,310,000 adjusted for non-cash expenses including provision for doubtful accounts of $74,000, depreciation and amortization of $323,000, stock-based compensation of $686,000, non-cash interest expense of $127,000, a loss from minority interest in limited liability company of $182,000 and cash outflows from changes in operating assets and liabilities of $847,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $220,000, a decrease in inventory of $313,000, a decrease in prepaid expenses and other current assets of $243,000, a decrease in other noncurrent assets of $417,000, an increase in accounts payable $654,000, a decrease in accrued and other liabilities of $2,654,000, and an decrease of other noncurrent liabilities of $40,000. Net cash used during the three months ended March 31, 2019 consisted of a net loss of $10,029,000 adjusted for non-cash expenses including provision for doubtful accounts of $111,000, depreciation and amortization of $311,000, stock-based compensation of $496,000, non-cash interest expense of $399,000, a loss from minority interest in limited liability company of $125,000 and cash outflows from changes in operating assets and liabilities of $2,981,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $815,000, a decrease in inventory $206,000, an increase in prepaid expenses and other current assets of $559,000 and an increase in other noncurrent assets of $17,000, a decrease in accounts payable of $1,310,000 and a decrease in accrued and other liabilities of $2,202,000, partially offset by an increase of other noncurrent liabilities of $52,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 and 2019 was $161,000 and $179,000, respectively. Net cash used in investing activities during the three months ended March 31, 2020 and 2019 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the three months ended Mach 31, 2020 was $1,631,000, which was the result of proceeds of $1,661,000 from exercises of Series A and B warrants, partially offset by additional transaction costs of $30,000 in connection with our November 2019 Offering.

Net cash provided by financing activities during the three months ended March 31, 2019 was $35,000, which was the result of proceeds from purchases of common shares under the 2017 ESPP.

As of March 31, 2020, there is a balance of $35,016,000 available for future issuance under the 2017 Shelf Registration Statement following the termination of our November 2017 ATM Facility and the use of our August 2019 ATM Facility. However, the Company is subject to the limitations under General Instruction I.B.6. As of March 31, 2020 and the filing date of this Quarterly Report on Form 10-Q, the Company had no capacity to issue shares under the 2017 Shelf Registration Statement due to these limitations.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of March 31, 2020, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
Debt obligations	$5,992	$-	$-	$5,992	$-
Non-cancellable operating lease obligations	365	305	60	-	-
Total	$6,357	$305	$60	$5,992	$-

In February 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced in June 2017 and will terminate in May 2021

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement is $4,110,000 as of March 31, 2020.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.   The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 19, 2020, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-08, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require measurement and classification of share-based payment awards granted to a customer by applying the guidance in Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2020 and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2021 and the adoption of the guidance is not expected to have a significant impact on the condensed consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of March 31, 2020, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $9.0 million as of March 31, 2020.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020 and December 31, 2019, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2019, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A.	Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2020.

Risks Related to Our Business

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Broad-based business or economic disruptions caused by the COVID-19 pandemic could adversely affect our ongoing or planned research and development activities, our manufacturing operations and our commercialization efforts. COVID-19 originated in Wuhan, China, and has since spread globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of projects that may continue. However, these government policies and directives are subject to change and many companies, including ours, maintain a work-from-home policy for office employees and sales representatives, and have implemented policies for our researchers and manufacturing workers designed to provide for a safe environment while maintaining progress on important laboratory research and commercial product supply.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our product development, manufacturing capabilities, sales and marketing operations, future nonclinical studies and clinical trials and commercialization efforts will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it may have the effect of heightening many of the risks described herein, including the below.

●

As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees have been operating under a work from home policy in accordance with guidance issued by the Centers for Disease Control and Prevention (“CDC”), the World Health Organization (“WHO”) and state and local authorities. As such, our sales representatives are not visiting provider offices, which we believe is a necessary step to help protect patient health and facilitate providers’ attention to direct patient care during this challenging situation. As a result, our commercial operations have been adversely impacted and will continue to be impacted for the duration that our sales representatives are unable to continue their normal operations.

●

Effective March 30, 2020, our organization, with the exception of a limited number of essential roles, operated under a reduction in hours or, in certain cases, furlough for approximately six weeks. Although much of the organization has since been brought back to full hours, in the future, it may be necessary to return to work-from-home arrangements for our employees because of restrictions related to COVID-19 and, as a result, we may again determine to reduce hours or, in certain cases, furlough employees. In such a case, our employees could find alternative employment and leave the Company, and we cannot assure that our staff, when it returns from any such reduction in hours, operates at the same level of effectiveness as before the reduction of hours. In addition, adoption of work-from-home requirements could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

●

Given the economic downturn and increased unemployment in the U.S. related to COVID-19, millions of individuals have lost or will be losing their employer-based insurance coverage, which may adversely affect our ability to commercialize our products. In addition, market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of products as well as an increase in the numbers of uninsured patients and patients who may no longer be able to afford their co-insurance or co-pay obligations.

●

We are currently evaluating the Viveve System and Viveve treatment in clinical trials. However, the COVID-19 pandemic may have an impact on the timing of conducting these trials, including initiation, opening of clinical trial sites and enrollment of patients. We are aware that some trial sponsors have encountered challenges in conducting clinical activities during the ongoing COVID-19 pandemic, including site closures and restrictions on site visits, and we may similarly experience such challenges in our planned clinical trials.

●

We currently rely on third parties to, among other things, manufacture and repair of key elements of the Viveve System. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted.

●

Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. For example, in April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Viveve System.

●

The trading prices for our common stock and other specialty pharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

As a result of the COVID-19 pandemic, our commercial activities, manufacturing operations and clinical development progress, data and timelines, and general business operations, could be delayed or materially harmed, and our business, prospects, financial condition, and results of operations would suffer as a result.

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

For example, in April 2020 we reported the topline results of our Viveve II clinical trial consisting of a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company's proprietary, Cryogen-cooled Monopolar Radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. The data showed that the VIVEVE II study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total Female Sexual Function Index (FSFI) score at 12 months.

We continue to advance our clinical development program in stress urinary incontinence (SUI) and are conducting a short-term feasibility study under an Investigational Testing Application approved by the Canadian Ministry of Health. The feasibility study is a single-blind, three-arm, three-month study to compare Viveve's CMRF treatment and a cryogen-only sham to an inert sham treatment in order to capture short-term safety and effectiveness data on use of the Viveve System for the improvement of SUI in women. Subject enrollment in the study was completed in March 2020 and results of the SUI feasibility study are targeted for readout in late summer of 2020. However, there is no assurance that the results will be positive. If the data is not positive, our plans to initiate our pivotal PURSUIT trial pending FDA’s approval of Viveve’s Investigational Device Exemption application may not advance. Furthermore, if the data is not positive, our business prospects may be substantially affected and we may need to reevaluate our ability to continue as a going concern and/or seek strategic alternatives.

Risks Related to our Securities

If we fail to comply with ongoing Nasdaq listing standards and corporate governance requirements, we could be subject to delisting. Nasdaq delisting could materially adversely affect the market for our shares.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include, among other things, (1) an obligation to maintain a Board of Directors, a majority of whom are deemed to be independent and that we maintain an Audit Committee consisting of at least three independent Board Members and (2) an obligation that our listed securities maintain a minimum bid price of $1.00 per share.

On April 21, 2020, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from March 9, 2020 to April 20, 2020, we no longer meet the minimum bid price requirement.

The letter states that under the Nasdaq Listing Rule 5810(c)(3)(A) and the relief granted as a result of the COVID-19 pandemic, we have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. On May 6, 2020, we filed a preliminary proxy for our annual meeting, including a approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of one-for-two (1:2) to one-for-ten (1:10), such ratio to be determined in the sole discretion of the board of directors.

On May 4, 2020, Karen Zaderej resigned from the Company’s board of directors and its committees. Ms. Zaderej was an independent director of the Company, and as a result of her resignation, the Company no longer complies with Nasdaq’s majority independent board requirements as set forth in Nasdaq Listing Rule 5605(b)(1) because a majority of the board of directors is not comprised of independent directors, and Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A) because the Audit Committee is not comprised of at least three independent directors.

On May 4, 2020, in accordance with Nasdaq Listing Rules, the Company notified Nasdaq of Ms. Zaderej's resignation and the resulting non-compliance. On May 6, 2020, the Company received a notice from Nasdaq acknowledging the fact that the Company does not meet the requirements of such rules. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) and the Nasdaq notice, to regain compliance with the Nasdaq Listing Rules, the Company has until the earlier of its next annual stockholders meeting or May 4, 2021; or if the next annual stockholders meeting is held before November 2, 2020, then the Company must evidence compliance no later than November 2, 2020. the Company shall have until November 2, 2020 to regain compliance as it expects to have its annual stockholders meeting before such date.

We may not be able to comply with Nasdaq’s minimum bid price requirement or independence standards within the cure period and may be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

On March 11, 2020, the Company issued 28,313 shares of its common stock (the “Acorn Shares”) to Acorn Management Partners, L.L.C., an accredited investor, at a price per share of $0.84, or an aggregate offering price of approximately $24,000, in a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from the sale, as the Acorn Shares were issued as compensation for services rendered under a consulting agreement between the parties and pursuant to the terms set forth in such consulting agreement. The Company did not engage in general solicitation or general advertising with respect to the offering.

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 989 shares of Series B preferred stock in lieu of $989,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on March 31, 2020.

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

Dated: May 14, 2020	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)