Form 10-K/A
period 2019-12-31
VIVEVE MEDICAL, INC.
filed 2020-06-18
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1 TO

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

Number of shares outstanding of the Registrant’s common stock, as of March 13, 2020: 10,027,883

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Viveve Medical, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission on March 19, 2020 (the “Form 10-K”), and is being filed to amend Item 9A of the Form 10-K solely for the purpose of including the section entitled “Management’s Report on Internal Control over Financial Reporting” in accordance with Item 308 of Regulation S-K. Except as set forth in Item 9A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. The information on the facing page is as of the date of the filing of the Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

June 18, 2020	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer