Form 10-K/A
period 2019-12-31
VIVEVE MEDICAL, INC.
filed 2020-06-30
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2 TO

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

Number of shares outstanding of the Registrant’s common stock, as of March 13, 2020: 10,027,883

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Viveve Medical, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission on March 19, 2020 (the “Form 10-K” as amended on June 18, 2020), and is being filed to amend Item 9A of the Form 10-K solely for the purpose of including the section entitled “Management’s Report on Internal Control over Financial Reporting” in accordance with Item 308 of Regulation S-K. Except as set forth in Item 9A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. The information on the facing page is as of the date of the filing of the Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Vice President of Finance and Administration (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer (principal executive officer) and our Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal accounting and financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Vice President of Finance and Administration (principal financial and accounting officer), has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

VIVEVE MEDICAL, INC.
(Registrant)

June 29, 2020	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer