Form 10-Q
period 2020-06-30
VIVEVE MEDICAL, INC.
filed 2020-08-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 12, 2020, the issuer had 15,734,058 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS		(1)
Current assets:
Cash and cash equivalents	$8,500	$13,308
Accounts receivable, net of allowance for doubtful accounts of $463 and $407 as of June 30, 2020 and December 31, 2019, respectively	1,017	1,573
Inventory	4,917	4,861
Prepaid expenses and other current assets	1,921	2,447
Total current assets	16,355	22,189
Property and equipment, net	2,853	3,046
Investment in limited liability company	948	1,216
Other assets	376	526
Total assets	$20,532	$26,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,257	$1,608
Accrued liabilities	2,835	4,698
Paycheck Protection Program loan, current portion	559	-
Total current liabilities	4,651	6,306
Note payable, noncurrent portion	4,241	3,983
Paycheck Protection Program loan, noncurrent portion	784	-
Other noncurrent liabilities	229	167
Total liabilities	9,905	10,456
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019;
Series A preferred stock, $0.0001 par value; 0 and 1,852,173 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Series B preferred stock, $0.0001 par value; 33,685 and 31,678 shares and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 15,734,058 and 7,075,684 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	221,961	214,431
Accumulated deficit	(211,336)	(197,911)
Total stockholders’ equity	10,627	16,521
Total liabilities and stockholders’ equity	$20,532	$26,977

(1)	The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$704	$1,052	$2,008	$4,064
Cost of revenue	1,071	941	2,200	2,882
Gross profit (loss)	(367)	111	(192)	1,182

Operating expenses:
Research and development	1,224	2,902	2,862	5,382
Selling, general and administrative	3,350	5,530	7,715	12,156
Restructuring costs	-	-	-	742
Total operating expenses	4,574	8,432	10,577	18,280
Loss from operations	(4,941)	(8,321)	(10,769)	(17,098)
Modification of Series A and B warrants	(1,838)	-	(1,838)	-
Interest expense, net	(223)	(1,194)	(433)	(2,310)
Other expense, net	(27)	(71)	(117)	(82)
Net loss from consolidated companies	(7,029)	(9,586)	(13,157)	(19,490)
Loss from minority interest in limited liability company	(86)	(138)	(268)	(263)
Comprehensive and net loss	(7,115)	(9,724)	(13,425)	(19,753)
Series B convertible preferred stock dividends	(1,021)	-	(2,011)	-
Net loss attributable to common stockholders	$(8,136)	$(9,724)	$(15,436)	$(19,753)

Net loss per share of common stock:
Basic and diluted	$(0.57)	$(20.93)	$(1.34)	$(42.54)

Weighted average shares used in computing net loss per common share:
Basic and diluted	14,186,199	464,638	11,558,472	464,321

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible		Series B Convertible
	Preferred Stock,		Preferred Stock,		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	1,852,173	$-	31,678	$-	7,075,684	$1	$214,431	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(30)	-	(30)
Conversion of Series A convertible preferred stock into common stock	(1,852,173)	-	-	-	1,852,173	-	-	-	-
Issuance of common shares in connection with Series A warrant exercises	-	-	-	-	1,026,240	-	1,591	-	1,591
Issuance of common shares in connection with Series B warrant exercises	-	-	-	-	45,473	-	70	-	70
Series B convertible preferred stock dividends	-	-	-	-	-	-	(990)	-	(990)
Series B convertible preferred stock dividends paid in PIK shares	-	-	989	-	-	-	989	-	989
Stock-based compensation expense	-	-	-	-	-	-	686	-	686
Issuance of common shares from employee stock purchase plan	-	-	-	-	320	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	28,313	-	24	-	24
Net loss	-	-	-	-	-	-	-	(6,310)	(6,310)
Balances as of March 31, 2020	-	-	32,667	-	10,028,203	1	216,771	(204,221)	12,551
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(3)	-	(3)
Issuance of common shares in connection with Series A warrant exercises	-	-	-	-	4,852,284	1	2,959	-	2,960
Issuance of common shares in connection with Series B warrant exercises	-	-	-	-	293,490	-	179	-	179
Modification of Series A warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	997	-	997
Modification of Series B warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	841	-	841
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(326)	-	(326)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	525,000	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(452)	-	(452)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(1,021)	-	(1,021)
Series B convertible preferred stock dividends paid in PIK shares	-	-	1,018	-	-	-	1,018	-	1,018
Stock-based compensation expense	-	-	-	-	-	-	632	-	632
Issuance of common shares from employee stock purchase plan	-	-	-	-	300	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	250	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	34,531	-	25	-	25
Net loss	-	-	-	-	-	-	-	(7,115)	(7,115)
Balances as of June 30, 2020	-	$-	33,685	$-	15,734,058	$2	221,961	$(211,336)	$10,627

	Series A Convertible		Series B Convertible
	Preferred Stock,		Preferred Stock,		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of January 1, 2019	-	$-	-	$-	463,630	$-	$160,297	$(155,385)	$4,912
Stock-based compensation expense	-	-	-	-	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	-	-	-	-	429	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	274	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	6	-	1	-	1
Net loss	-	-	-	-	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	-	-	-	-	464,339	-	160,828	(165,414)	(4,586)
Stock-based compensation expense	-	-	-	-	-	-	562	-	562
Issuance of common shares from employee stock purchase plan	-	-	-	-	602	-	20	-	20
Restricted stock awards issued to directors for quarterly compensation	-	-	-	-	525	-	48	-	48
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	250	-	11	-	11
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	6	-	-	-	-
Net loss	-	-	-	-	-	-	-	(9,724,000)	(9,724)
Balances as of June 30, 2019	-	$-	-	$-	465,722	$-	$161,469	$(175,138)	$(13,669)

 Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(13,425)	$(19,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and write off of accounts receivable	229	185
Depreciation and amortization	651	547
Stock-based compensation	1,367	1,117
Non-cash interest expense	258	843
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	5	5
Loss from minority interest in limited liability company	268	263
Loss on disposal of property and equipment	-	65
Modification of Series A and B warrants	1,838	-
Changes in assets and liabilities:
Accounts receivable	327	1,963
Inventory	(222)	(299)
Prepaid expenses and other current assets	526	(210)
Other noncurrent assets	417	40
Accounts payable	(351)	(2,388)
Accrued and other liabilities	(2,132)	(1,736)
Other noncurrent liabilities	55	104
Net cash used in operating activities	(10,189)	(19,254)

Cash flows from investing activities:
Purchase of property and equipment	(292)	(718)
Net cash used in investing activities	(292)	(718)

Cash flows from financing activities:
Transaction costs in connection with November 2019 Offering	(33)	-
Proceeds from exercise of Series A and B common warrants	4,800	-
Transaction costs in connection with 2020 Warrant Offering	(326)	-
Proceeds from Paycheck Protection Program loan	1,343	-
Proceeds from intial purchase of common shares under Purchase Agreement with LPC	341	-
Transaction costs in connection with Purchase Agreement with LPC	(452)	-
Proceeds from issuance of common shares from employee stock purchase plan	-	55
Transaction costs in connection with note payable	-	(100)
Net cash provided by financing activities	5,673	(45)
Net decrease in cash and cash equivalents	(4,808)	(20,017)

Cash and cash equivalents - beginning of period	13,308	29,523
Cash and cash equivalents - end of period	$8,500	$9,506

Supplemental disclosure:
Cash paid for interest	$-	$1,364
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$2,007	$-
Issuance of note payable in settlement of accrued interest	$256
Net transfer of equipment between inventory and property and equipment	$166	$(296)

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$150	$73
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)		$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC, and LPC has committed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 30 months term of the Purchase Agreement.

On June 9, 2020, LPC purchased 525,000 shares of common stock at a price per share of $0.65 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us, the Company may direct LPC to purchase up to 250,000 shares (and in certain circumstances up to 500,000 shares) of our common stock. (See Note 11 – Common Stock.) LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

Other than as described above and Note 11 – Common Stock, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of our common stock to LPC.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering were approximately $326,000. (See Note 11 - Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.)

2019 Public Offering and CRG Debt Conversion

In November 2019, the Company closed an underwritten public offering of units (the “November 2019 Offering”) for gross proceeds of approximately $11,500,000, which included the full exercise of the underwriter’s overallotment option to purchase additional shares and warrants. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses and payable by the Company, were approximately $9,922,000.

A total of 1,945,943 shares of common stock, 5,473,410 shares of Series A convertible preferred stock, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. As of June 30, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A preferred stock outstanding. As of June 30, 2020, there are Series A warrants to purchase a total of 1,540,829 shares of common stock and Series B warrants to purchase a total of 7,080,390 shares of common stock still remaining and outstanding. (See Note 10 – Preferred Stock; and Note 11 – Common Stock.)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 19, 2020. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2020, the Company had an accumulated deficit of $211,336,000, cash and cash equivalents of $8,500,000 and working capital of $11,704,000. Additionally, the Company used $10,189,000 in cash for operations in the six months ended June 30, 2020. The Company will require additional cash funding to fund operations through August 2021. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2020, three distributors, collectively, accounted for 74% of the Company’s revenue. During the three months ended June 30, 2019, three distributors, collectively, accounted for 55% of the Company’s revenue. During the six months ended June 30, 2020, one distributor accounted for 49% of the Company’s revenue. During the six months ended June 30, 2019, two distributors, collectively, accounted for 32% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, one distributor accounted for 21% of total accounts receivable, net. As of December 31, 2019, two distributors, collectively, accounted for 49% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $463,000 as of June 30, 2020 and $407,000 as of December 31, 2019.

During the three and six months ended June 30, 2020, the Company wrote-off accounts receivable totaling approximately $173,000 primarily related to Latin America distributors in connection with the Company’s shift in its international business model and the withdrawal from certain countries in Latin America. There were no write-offs of customers’ accounts receivable during the three and six months ended June 30, 2019.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019 and the revenue associated with it has not been material to the periods presented. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue in the amounts of $804,000 and $662,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2020, the Company recognized revenue of $6,000 and $303,000, respectively, which was deferred revenue as of December 31, 2019.

Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, an estimated 70-80% of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced, that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of June 30, 2020 or December 31, 2019. The Company had customer contract liabilities in the amount of $21,000 and $108,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of June 30, 2020 and December 31, 2019, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet. During the three and six months ended June 30, 2020, the Company recognized revenue for these marketing programs of $4,000 and $87,000, respectively, which was deferred as of December 31, 2019.

The following table reflects the changes in our customer contract liabilities for the six months ended June 30, 2020:

	June 30,	December 31,
	2020	2019	Change

Customer contracts liabilities:
Marketing programs	$21	$108	$(87)
Total	$21	$108	$(87)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended June 30, 2020 and 2019, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $102,000 and $337,000 at June 30, 2020 and December 31, 2019, respectively. The Company began its rental program in the quarter ended June 30, 2019 and, therefore, there were no commissions paid associated with subscriptions in the three months ended June 30, 2019. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended June 30, 2020 and 2019, the amount of amortization was $133,000 and zero, respectively. For the six months ended June 30, 2020 and 2019, the amount of amortization was $331,000 and zero, respectively There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

North America	$116	$663	$804	$2,455
Asia Pacific	588	343	1,185	1,310
Europe and Middle East	-	43	5	289
Latin America	-	3	14	10
Total	$704	$1,052	$2,008	$4,064

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and six months ended June 30 , 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2020 and 2019, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2020		2019

Series B convertible preferred stock	22,016,179	(a)	-
Warrants to purchase common stock	23,583,290		6,408
Stock options to purchase common stock	10,023,441		53,092
Restricted common stock awards	2,348		3,916

(a)

As of June 30, 2020, a total of 33,685 shares of Series B convertible preferred stock were outstanding and are convertible into 22,016,179 shares of common stock. Each share of Series B preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-653.59 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $1.53 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2020, and December 31, 2019 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended June 30, 2020 and 2019, the Company has purchased 120 and 0 units of ICM products for approximately $10,000 and $ 0 , respectively. During the six months ended June 30, 2020 and 2019, the Company has purchased 240 and 300 units of ICM products for approximately $20,000 and $27,000, respectively.  As of June 30, 2020, the Company has purchased approximately 5,040 units of ICM products. The Company paid ICM approximately $10,000 and zero for product related costs during the three months ended June 30, 2020 and 2019, respectively. The Company paid ICM approximately $20,000 and $27,000 for product-related costs during the six months ended June 30, 2020 and 2019, respectively  There were no amounts due to ICM for the accounts payable as of June 30, 2020 and December 31, 2019.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of June 30, 2020, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended June 30, 2020 and 2019, the allocated net loss from ICM’s operations was $86,000 and $138,000, respectively. For the six months ended June 30, 2020 and 2019, the allocated net loss from ICM’s operations was $268,000 and $263,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019

Deferred revenue - subscription rental program	$804	$662
Accrued payroll and other related expenses	541	839
Accrued bonuses	380	726
Accrued professional fees	277	592
Current operating lease liabilities	265	268
Customer advances	241	53
Accrued sales commission	56	281
Customer contracts liabilities	21	108
Accrued inventory	-	474
Accrued interest	3	440
Other accruals	247	255
Total accrued liabilities	$2,835	$4,698

6.	Note Payable

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

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 2,220 shares of the Company’s common stock at an exercise price of $950.00 per share (see Note 11 – Common Stock).

Under the 2017 Loan Agreement, as in effect prior to the November 12, 2019 amendment, the credit facility had a six-year term with four years of interest-only payments after which quarterly principal and interest payments were to be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrued interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, could be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the three and six months ended June 30, 31, 2019, the Company paid interest in-kind of $324,000 and $624,000, respectively, which was added to the total outstanding principal loan amount. The Company was also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period.

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

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $1.53 or $1.836 per share (see Note 11 – Common Stock). CRG entered into a one year lock up agreement on all securities that it holds.

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

During the three and six months ended June 30, 2020, the Company paid interest in-kind of $130,000 and $256,000, respectively, which was added to the total outstanding principal loan amount.

As of June 30, 2020, the Company was in compliance with all covenants.

As of June 30, 2020 and December 31, 2019, $4,241,000 and $3,983,000, respectively, was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

The Company accounted for the changes in the 2017 Loan Agreement as a troubled debt restructuring. The Company reduced the amount of the debt obligation by the fair value of the equity interests transferred. The remaining difference was charged to the loss on debt restructuring and reported on the consolidated statements of operations and comprehensive loss. The equity interests transferred included the 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock. The Company determined the fair value of the Series B convertible preferred stock on November 26, 2019 using the option pricing method. The fair value of the Series B convertible preferred stock was determined to be $1,023.23 for an aggregate fair value amount of approximately $32,027,000 (see Note 10 – Preferred Stock). The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model (see Note 11 – Common Stock.) After consideration of the fair value of the equity interests transferred and the carrying value of the debt, the remaining difference is the loss on debt restructuring of $6,705,000, which was recorded in the consolidated statement of operations for the year ended December 31, 2019.

As of June 30, 2020, future minimum payments under the note payable are as follows (in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$-
2021	-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,741)
Present value of obligations	4,251
Less: Unamortized debt discount	(10)
Note payable, noncurrent portion	$4,241

7.	Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve is being made through Western Alliance Bank. The interest rate on the PPP Loan is 1.00% and the term is two years. Beginning seven months from the date of the PPP Loan, Viveve is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the PPP Loan in whole or in part.

As of June 30, 2020, future minimum payments under the PPP loan are as follows (in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$143
2021	860
2022	358
2023	-
Total payments	1,361
Less: Amount representing interest	(18)
Present value of obligations	1,343
Paycheck Protection Program loan,current portion	559
Paycheck Protection Program loan, noncurrent portion	$784

8.	Leases

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

The following table reflects the Company's lease assets and lease liabilities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019

Assets:
Operating lease right-of-use assets	$267	$395

Liabilities:
Current operating lease liabilities	$265	$268
Noncurrent operating lease liabilities	7	132
	$272	$400

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three months ended June 30, 2020 and 2019 was $73,000 and $75,000, respectively. The operating leases expense for the six months ended June 30, 2020 and 2019 was $149,000 and $150,000, respectively.

As of June 30, 2020, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$153
2021	137
Total lease payments	290
Less: Amount representing interest	(18)
Present value of lease liabilities	$272

The weighted average remaining lease term was approximately 11 months as of June 30, 2020. The weighted average discount rate for the three months ended June 30, 2020 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of June 30, 2020, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$698
2021	106
Thereafter	-
Total	$804

As of June 30, 2020, $1,087,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and six months ended June 30, 2020 is $115,000 and $228,000, respectively.

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

10.	Preferred Stock

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

The activity related to Series A convertible preferred stock during the six months ended June 30, 2020 is described as follows:

●	In January 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares of common stock.

●	In February 2020, the holders of Series A convertible preferred stock converted 669,022 shares into common stock.

As of June 30, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A convertible preferred stock outstanding.

As previously reported (see Note 6 – Note Payable), the CRG debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2019, the Company paid dividend in-kind of an additional 378 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. During the three months ended June 30, 2020, the Company paid dividend in kind of an additional 1,018 shares of Series B convertible preferred stock and a cash dividend of approximately $3,000 for the remaining fractional shares. During the six months ended June 30, 2020, the Company paid dividend in kind of an additional 2,007 shares of Series B convertible preferred stock and a cash dividend of approximately $4,000 for the remaining fractional shares. As of June 30, 2020, there are 33,685 shares of Series B convertible preferred stock outstanding. The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

The Series B convertible preferred stock provides that for so long as any shares are outstanding, the consent of the holders of the Series B convertible preferred stockholders would be required to amend the Company’s organizational documents, approve any merger, sale of assets, or other major corporate transaction, or incur additional indebtedness, among other items.

The fair value of the Series B convertible preferred stock was determined in connection with the CRG debt conversion as part of the accounting for that transaction as a troubled debt restructuring. Based on our valuation analysis, as of November 26, 2019, the date of issuance, the estimated fair value of the Series B convertible preferred stock was $1,023.23 per share or a total value of approximately $32,027,000 for the 31,300 shares of Series B convertible preferred stock that were issued. (See Note 6 – Note Payable.)

Under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B convertible preferred stock or exercise the warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

11.	Common Stock

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC, and LPC has committed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 30 months term of the Purchase Agreement.

On June 9, 2020, LPC purchased 525,000 shares of common stock at a price per share of $0.65 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us (the “Purchase Date”), the Company may direct LPC to purchase up to 250,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 300,000 shares, provided that the closing sale price of our common stock is not below $1.00 on the Purchase Date and (ii) the Regular Purchase may be increased to up to 500,000 shares, provided that the closing sale price of our common stock is not below $2.00 on the Purchase Date. In each case, LPC’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

In addition to Regular Purchases described above, the Company may also direct LPC, on any business day following the date on which the Company has properly submitted a Regular Purchase notice directing LPC to purchase the maximum number of shares of our common stock that the Company is then permitted to include in a single Regular Purchase notice (the “Accelerated Purchase Date”), to purchase an additional amount of our common stock (an “Accelerated Purchase”), not to exceed the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase, and (ii) 30% of the trading volume on the Accelerated Purchase Date at a purchase price equal to the lesser of (a) the closing sale price on the Accelerated Purchase Date, and (b) 95% of the Accelerated Purchase Date’s volume weighted average price. The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase.

Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct LPC to purchase shares in multiple Accelerated Purchases on the same trading day, provided that all prior Accelerated Purchases (including those that have occurred earlier on the same day) have been completed and all of the shares to be purchased thereunder (and under the corresponding Regular Purchase) have been properly delivered to LPC in accordance with the Purchase Agreement.

Other than as described above, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of our common stock to LPC.

Transaction costs in connection with the Purchase Agreement with LPC totaled approximately $452,000. Included in these transaction costs was a commitment fee paid by the Company in the amount of $325,000. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company has recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering has been consummated, and there is no guaranteed future economic benefit from this payment.

2019 Public Offering

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

As of June 30, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A convertible preferred stock outstanding. (See Note 10 – Preferred Stock.)

As of June 30, 2020, there are Series A warrants to purchase a total of 1,540,829 shares of common stock and Series B warrants to purchase a total of 7,080,390 shares of common stock still remaining and outstanding. (See “Warrants for Common Stock” below.)

Restricted Common Shares

The activity of restricted common shares for the six months ended June 30, 2020 is described as follows:

●	In June 2020, the Company issued 34,531 restricted shares of its common stock at an aggregate value of approximately $25,000.

●	In March 2020, the Company issued 28,313 restricted shares of its common stock at an aggregate value of approximately $24,000.

Warrants for Common Stock

As of June 30, 2020, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
November 2019	Common Shares	November 26, 2020	$0.61	1,540,829
November 2019	Common Shares	November 26, 2024	$0.61	7,080,390
November 2019	Common Shares	November 26, 2024	$1.836	9,893,776
April 2020	Common Shares	April 21, 2025	$0.6371	5,063,374
				23,583,290

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

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. The Series A and B warrant exercise price adjustment to $0.61 per share from $1.55 per share resulted in the recognition of a modification expense on April 15, 2020, under the analogous guidance with respect to stock option modification under FASB ASC Topic 718, Stock-Based Compensation (ASC 718), wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series A warrants and Series B warrants exercise price adjustment resulted in the recognition of a current period modification expense of $1,838,000 included in other income (expense) in the condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the condensed consolidated balance sheet. The modification expense incremental fair value was estimated using a Black-Scholes valuation model, using the following assumptions:

	Immediately	Immediately
	before Modification	After Modification

Exercise price	$1.55	$0.61
Common stock price	$0.63	$0.63
Expected term (in years)	2.8	2.8
Average volatility	97%	97%
Risk-free interest rate	0.27%	0.27%
Dividend yield	0%	0%

On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000.

In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The Company determined the fair value of the Series A-2 and the Series B-2 warrants on the date of issuance to be approximately $1,838,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84.1%, risk free interest rate of 0.35% and a contractual life of five years. The fair value of the Series A-2 and B-2 warrants is recorded as a cost of issuance of the offering and as additional paid-in capital. The transaction closed on April 20, 2020. Other transaction costs in connection with the 2020 Warrant Offering were approximately $326,000.

In May 2020, a total of 4,099 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $2,500.

In June 2020, a total of 27,601 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $17,000. In June 2020, a total of 50,700 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $31,000.

As of June 30, 2020, there are Series A warrants to purchase a total of 1,540,829 shares of common stock and Series B warrants to purchase a total of 7,080,390 shares of common stock still remaining and outstanding.

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

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 2,220, shares of common stock at an exercise price of $950.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and six months ended June 30, 2020, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and six months ended June 30, 2019, the Company recorded $119,000 and $202,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of June 30, 2020, the unamortized debt discount was $10,000.

No shares issuable pursuant to warrants have been cancelled during the three and six months ended June 30, 2020 and 2019.

A total of 215 shares issuable pursuant to warrants expired during the three and six months ended June 30, 2020. No shares issuable pursuant to warrants expired during the three and six months ended June 30, 2019.

12.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of June 30, 2020, there are outstanding stock option awards issued from the 2006 Plan covering a total of 104 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $992.00 per share and the weighted average remaining contractual term is 2.6 years.

As of June 30, 2020, there are outstanding stock option awards issued from the 2013 Plan covering a total of 10,023,337 shares of the Company’s common stock and there remain reserved for future awards 4,502,522 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $1.97 per share, and the remaining contractual term is 9.4 years.

In January 2020, the board of directors approved the 2020 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,639,926 shares from 11,872,531 shares to a total of 14,512,457 shares, which was effective January 1, 2020.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2020
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	10,087,678	$2.22	9.9	$3,928,715
Options granted	468,000	$0.88
Options exercised	-
Options canceled	(532,237)	$5.81
Options outstanding, end of period	10,023,441	$1.97	9.4	$-

Vested and exercisable and expected to vest, end of period	9,164,577	$2.06	9.4	$-

Vested and exercisable, end of period	1,447,596	$6.41	9.1	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2020.

The options outstanding and exercisable as of June 30, 2020 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2020	Price	Term (Years)	June 30, 2020	Price

$0.69	-	$0.89	9,830,708	$0.86	9.4	1,410,939	$0.87
$1.09	-	$1.36	155,000	$1.26	9.7	12,500	$1.36
$38.00	-	$58.00	1,250	$55.20	8.9	1,103	$57.17
$100.00	-	$197.00	20,289	$141.91	8.4	10,650	$146.21
$202.00	-	$283.00	725	$250.69	7.5	412	$253.75
$311.00	-	$382.00	2,134	$344.37	7.1	1,511	$347.00
$430.00	-	$497.00	6,687	$454.20	7.0	4,652	$455.41
$501.00	-	$567.00	3,215	$537.49	6.9	2,610	$536.64
$600.00	-	$661.00	1,392	$602.19	5.5	1,378	$601.59
$700.00	-	$792.00	1,937	$767.72	6.3	1,737	$767.32
$992.00	-	$992.00	104	$992.00	2.6	104	$992.00
Total:			10,023,441	$1.97	9.4	1,447,596	$6.41

Restricted Stock Awards

During the three and six months ended June 30, 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

In June 2020, the Company issued 250 shares of common stock to a consultant in connection with the annual vesting of an RSA granted to the consultant in June 2018.

In July 2019, the Company issued 378 shares of common stock under the 2013 Plan to members of the Company’s board of directors with a weighted average grant date fair value of $38.08 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 378 shares of common stock were issued.

In June 2019, the Company issued 250 shares of common stock to a consultant in connection with the annual vesting of an RSA granted to the consultant in June 2018.

In April 2019, the Company issued 525 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $91.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 525 shares of common stock were issued.

In January 2019, the Company granted RSAs for 3,625 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the six months ended June 30, 2020, 22 shares pursuant to these RSAs were cancelled. As of June 30, 2020, zero shares were vested and issued.

As of June 30, 2020, there are 2,348 shares of unvested restricted stock awards outstanding that have been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The activity of the Company’s 2017 ESPP for the six months ended June 30, 2020 is described as follows:

The eleventh offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on April 1, 2020 and ended on June 30, 2020, and 300 shares were issued on June 30, 2020 at a purchase price of $0.48.

The tenth offering period under the Company’s 2017 ESPP began on January 1, 2020 and ended on March 31, 2020, and 320 shares were issued on March 31, 2020 at a purchase price of $0.59.

As of June 30, 2020, the remaining shares available for issuance under the 2017 ESPP were 472 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Expected term (in years)	0.25	0.25	0.25	0.25
Average volatility	110%	87%	117%	81%
Risk-free interest rate	0.09%	2.43%	0.84%	2.44%
Dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and six months ended June 2020, was $0.23 and $0.33, respectively. The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and six months ended June 30, 2019 was $0.95 and $0.68, respectively.

Stock-Based Compensation

There were no stock options granted during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company granted stock options to employees and nonemployees to purchase 468,000 shares of common stock with a weighted average grant date fair value of $0.52 per share. During the three and six months ended June 30, 2019, the Company granted stock options to employees to purchase 1,900 and 23,350 shares of common stock, respectively, with a weighted average grant date fair value of $32.77 and $71.77 per share, respectively. There were no stock options exercised during the three and six months ended June 30, 2020 and 2019.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Expected term (in years)	N/A	5	5	5
Average volatility	N/A	75%	73%	73%
Risk-free interest rate	N/A	2.03%	0.45%	2.49%
Dividend yield	N/A	0%	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Cost of revenue	$61	$34	$121	$66
Research and development	85	53	171	93
Selling, general and administrative	512	534	1,075	958
Total	$658	$621	$1,367	$1,117

As of June 30, 2020, the total unrecognized compensation cost in connection with unvested stock options was approximately $5,819,000. These costs are expected to be recognized over a period of approximately 2.9 years.

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2020. The Company expects that its effective tax rate for the full year 2020 will be 0%.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2020, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 375 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $467,000 and $1,820,000 for goods and services during the three months ended June 30, 2020 and 2019, respectively and approximately $749,000 and $3,132,000 for the six months ended June 2020 and 2019 respectively. The amounts due to Stellartech for accounts payable as of June 30, 2020 and December 31, 2019 were approximately $165,000 and $124,000, respectively.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 51 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and the treatment of vaginal laxity	30
For treatment of vaginal laxity	5
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	9
General surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity and to improve mild urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of June 30, 2020, we have a global installed base of 855 Viveve Systems and we have sold approximately 45,050 single-use treatment tips worldwide.

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

Recent Events

Spending Reductions and Organizational Realignment

In response to COVID-19, the Company implemented a range of operational changes designed to support the safety and health of our employees, customers, distribution partners and other contacts as necessary. In addition, a series of significant cost-cutting actions, undertaken in April 2020, included the furlough of 31 full-time employees across the entire organization to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our Cryogen-cooled, Monopolar Radiofrequency (CMRF) technology in the treatment of stress urinary incontinence (SUI). These deliberate actions, including an approximate two-thirds reduction of the direct sales organization, have proven effective and will remain in effect as a reduction in force due to the continuing health, market and economic challenges caused by the COVID-19 crisis. As clinical practices re-open, elective procedures increase by current and prospective customers and conditions improve, Viveve is positioned to re-scale its operational and commercial activities as warranted.

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC, and LPC has committed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 30 months term of the Purchase Agreement.

On June 9, 2020, LPC purchased 525,000 shares of common stock at a price per share of $0.65 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us, the Company may direct LPC to purchase up to 250,000 shares (and in certain circumstances up to 500,000 shares) of our common stock. LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

Other than as described above, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of our common stock to LPC.

Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve is being made through Western Alliance Bank. The interest rate on the PPP Loan is 1.00% and the term is two years. Beginning seven months from the date of the PPP Loan, Viveve is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the PPP Loan in whole or in part.

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

The letter states that under the Nasdaq Listing Rule 5810(c)(3)(A) and the relief granted as a result of the COVID-19 pandemic, we have 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. At our annual stockholders meeting on July 22, 2020, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of one-for-two (1:2) to one-for-ten (1:10), such ratio to be determined in the sole discretion of the board of directors. The Company expects to effect such reverse stock split if needed prior to the Nasdaq compliance deadline.

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

On May 4, 2020, in accordance with Nasdaq Listing Rules, the Company notified Nasdaq of Ms. Zaderej’s resignation and the resulting non-compliance. On May 6, 2020, the Company received a notice from Nasdaq acknowledging the fact that the Company does not meet the requirements of such rules. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) and the Nasdaq notice, to regain compliance with the Nasdaq Listing Rules, the Company has until the earlier of its next annual stockholders meeting or May 4, 2021; or if the next annual stockholders meeting is held before November 2, 2020, then the Company must evidence compliance no later than November 2, 2020. the Company shall have until November 2, 2020 to regain compliance as it expects to have its annual stockholders meeting before such date.

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

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3.1 million. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering were approximately $326,000.

As of June 30, 2020, there are Series A-2 warrants to purchase a total of 4,820,584 shares of common stock and Series B-2 warrants to purchase a total of 242,790 shares of common stock still remaining and outstanding.

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

As of June 30, 2020, all Series A convertible preferred stock had been converted into common stock and there are no remaining shares of Series A preferred stock outstanding.

As of June 30, 2020, there are Series A warrants to purchase a total of 1,540,829 shares of common stock and Series B warrants to purchase a total of 7,080,390 shares of common stock still remaining and outstanding.

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

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a balance of $35,016,000 available for future issuance. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of June 30, 2020 and the filing date of this Quarterly Report on Form 10-Q, the Company had no capacity to issue shares under the 2017 Shelf Registration Statement due to these limitations.

PURSUIT - U.S. SUI Trial

 In April 2020, the Company resubmitted its IDE to the FDA for approval to initiate its pivotal multicenter SUI trial PURSUIT – Prospective U.S. Radiofrequency SUI Trial. Following multiple rounds of discussions with the Agency, the resubmitted IDE addressed specific protocol requests during the FDA initial review and provided positive results from additional in vivo animal safety testing requested by the FDA. In May 2020, the FDA outlined several study considerations that were successfully addressed in an IDE Supplement that Viveve submitted to the FDA on June 1, 2020. The Company received FDA approval of its IDE to conduct the PURSUIT trial as announced on July 7, 2020. Viveve plans to initiate the PURSUIT trial in the fall of 2020.

The trial is designed to evaluation the safety and efficacy of Viveve’s CMRF treatment versus an inert sham treatment for the improvement of SUI in women. Importantly, the PURSUIT protocol will compare CMRF treatment (90J/cm2 RF and cryogen-cooling) in the Active group to a clinically inert sham treatment (<1J/cm2 RF and <2 degrees tissue cooling cryogen delivery) in the control group.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s cryogen-cooled monopolar radiofrequency (CMRF) treatment and a cryogen-only sham to an inert sham treatment for the improvement of Stress Urinary Incontinence (SUI) in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and will be assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. The three-arm feasibility study is currently planned for readout in late summer 2020. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months versus 3 months.

VIVEVE II - U.S. Sexual Function Trial

In April 2020, topline results for the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study were reported by the Company. VIVEVE II was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company’s cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total Female Sexual Function Index (FSFI) at 12 months. Although there was substantial improvement in the total FSFI score from baseline to the final 12-month follow-up in the active group indicating a significant treatment effect, there was not sufficient separation from the sham treatment group to achieve statistical significance.

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

The primary efficacy endpoint was the 6-month change from baseline in the one-hour pad weight test. Secondary endpoints, included: 24-hour pad weight test, daily incontinence episodes(3-day diary), as well as composite scores from the validated UDI-6 (Urogenital Distress Inventory-Short Form), IIQ-7 (Incontinence Impact Questionnaire), ICIQ-UI-SF (International Consultation on Incontinence Questionnaire-Urinary Incontinence-Short Form), and FSFI (Female Sexual Function Index) outcome questionnaires.

Across all endpoints, the efficacy of both the Active and Sham treatments were highly clinically relevant. For the primary endpoint, median percentage decrease from baseline (CFB) to 6 months post-treatment in 1-hr pad weight for the Active group was 77.2% and 81.0% for the Sham group. However, the differences were not significant between the Active and Sham groups.

Launch of Next Generation 2.0 Platform

Thailand: In July 2020, Viveve received regulatory clearance from the Thai Food and Drug Administration for its next generation Viveve 2.0 CMRF system and consumable treatment tips. Thailand is one of the leading women’s health and aesthetic medicine markets in Southeast Asia and an important addition to Viveve’s global commercial distribution network. The Viveve 2.0 system and consumable treatment trips are now available throughout the Asia Pacific region.

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

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. The new commercial sales model successfully increased physician adoption rates in the months following its implementation and continued to gain traction in the U.S. market well into the first quarter of 2020. In December 2019, Viveve Systems placed with new customers represented higher monthly productivity rates and lower costs per system placed per sales representative. Sale of Viveve products outside of the U.S. continue to be supported by the Company’s current distributors without significant change to the international business model.

 Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, an estimated 70-80% of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

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

Impact of the Novel Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, the United States, China, South Korea and most other countries continue to face outbreaks or resurgences of the novel highly transmissible and pathogenic coronavirus, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$704	$1,052	$(348)	(33)%

We recorded revenue of $704,000 for the three months ended June 30, 2020, compared to revenue of $1,052,000 for the three months ended June 30, 2019, a decrease of $348,000, or approximately 33%. The decrease in revenue was primarily due to our shift in our U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the second quarter of 2020 included 6 Viveve Systems and approximately 1,600 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company also placed 2 Viveve Systems in the U.S. market in the second quarter of 2020. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease. Sales in the second quarter of 2019 included 28 Viveve Systems and approximately 2,226 disposable treatment tips sold globally. As of June 30, 2020, we had an installed base of 855 Viveve Systems worldwide, 481 in the U.S. and 374 internationally.

 Additionally, late in the first quarter of 2020 and through the second quarter of 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit (loss)	$(367)	$111	$(478)	(431)%

 Gross loss was $367,000, or 52% of revenue, for the three months ended June 30, 2020, compared to a gross profit of $111,000, or 11% of revenue, for the three months ended June 30, 2019, a decrease of $478,000, or approximately 431%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Additionally, fixed manufacturing costs in the second quarter of 2020 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$1,224	$2,902	$(1,678)	(58)%

 Research and development expenses totaled $1,224,000 for the three months ended June 30, 2020, compared to research and development expense of $2,902,000 for the three months ended June 30, 2019, a decrease of $1,678,000, or approximately 58%. Spending on research and development decreased primarily due to reduced engineering and development work related to our products as a result of our overall strategic organizational realignment in 2019 and current economic conditions associated with COVID-19. Research and development expenses during the second quarter of 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019 and VIVEVE II – U.S. Sexual Function Trial in April 2020.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,350	$5,530	$(2,180)	(39)%

 Selling, general and administrative expenses totaled $3,350,000 for the three months ended June 30, 2020, compared to $5,530,000 for the three months ended June 30, 2019, a decrease of $2,180,000, or approximately 39%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of our overall strategic organizational realignment in 2019 and current economic conditions related to COVID-19.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI. These corporate actions included an approximate two-thirds reduction of the direct sales organization.

Modification of Series A and B Warrants

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Modification of Series A and B warrants	$1,838	$-	$1,838	NM

  In April 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. The Series A and B warrant exercise price adjustment to $0.61 per share from $1.55 per share resulted in the recognition of a modification expense of $1,838,000.

Interest expense, net

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$223	$1,194	$(971)	(81)%

 During the three months ended June 30, 2020, we had interest expense, net of $223,000 compared to $1,194,000 for the three months ended June 30, 2019, a decrease of $971,000, or approximately 81%. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$27	$71	$(44)	NM

 During the three months ended June 30, 2020, we had other expense, net, $26,000 compared to $71,000 for the three months ended June 30, 2019.

Loss from minority interest in limited liability company

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$86	$138	$(52)	(38)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended June 30, 2020, the allocated net loss from ICM’s operations was $86,000 compared to $138,000 for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$2,008	$4,064	$(2,056)	(51)%

 We recorded revenue of $2,008,000 for the six months ended June 30,2020, compared to revenue of $4,064,000 for the six months ended June 30, 2019,  a decrease of $2,056,000, or approximately 51%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model. Sales in the first half of 2020 included sales of 15 Viveve System and approximately 3,900 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company also placed 11 Viveve Systems in the U.S. market in the first half of 2020. Sales in the first half of 2019 included sales of 47 Viveve and approximately 4,500 disposable treatment tips sold globally. Under the new subscription offering program, which was launched in June 2019, the Company placed 24 Viveve Systems in the U.S. market. Rental revenue on these leases will be recognized on a straight-line basis over the term of the lease.

Additionally, late in the first quarter of 2020 and through the second quarter of 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit (loss)	$(192)	$1,182	$(1,374)	(116)%

 Gross loss was $192,000 or 10% of revenue for the six months ended June 30, 2020, compared to gross profit of $1,182,000, or 29% of revenue, for the six months ended June 30, 2019, a decrease of $1,374,000, or approximately 116%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model that was launched in June of 2019 as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Additionally, fixed manufacturing costs in the first half of 2020 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$2,862	$5,382	$(2,520)	(47)%

 Research and development expenses totaled $2,862,000 for the six months ended June 30, 2020 compared to research and development expense of $5,382,000 for the six months ended June 30, 2019, a decrease of $2,520,000 or approximately 47%. Spending on research and development decreased in the first half of 2020 primarily due to reduced engineering and development work related to our products in the period as a result of our overall strategic organizational realignment in 2019 and current economic conditions associated with COVID-19. Research and development expenses during the first half of 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019 and VIVEVE II – U.S. Sexual Function Trial in April 2020.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$7,715	$12,156	$(4,441)	(37)%

 Selling, general and administrative expenses totaled $7,715,000 for the six months ended June 30, 2020, compared to $12,156,000 for the six months ended June 30, 2019, a decrease of $4,441,000 or approximately 37%. The decrease in selling, general and administrative expenses in the first half of 2020 was primarily due to reduced spending as a result of our overall strategic organizational realignment in 2019 and current economic conditions related to COVID-19.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI. These corporate actions included an approximate two-thirds reduction of the direct sales organization.

Restructuring costs

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Restructuring costs	$-	$742	$(742)	NM

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

Modification of Series A and B Warrants

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Modification of Series A and B warrants	$1,838	$-	$1,838	NM

  In April 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. The Series A and B warrant exercise price adjustment to $0.61 per share from $1.55 per share resulted in the recognition of a modification expense of $1,838,000.

Interest expense, net

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$433	$2,310	$(1,877)	(81)%

  During the six months ended June 30, 2020, we had interest expense, net of $433,000, compared to $2,310,000 for the six months ended June 30, 2019, a decrease of $1,877,000, or approximately 81%. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$117	$82	$35	NM

 During the six months ended June 30, 2020, we had other expense, net, of $117,000, compared to $82,000 for the six months ended June 30, 2019.

 Loss from minority interest in limited liability company

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$268	$263	$5	2%

 The Company uses the equity method to account for its investment in ICM. For the six months ended June 30, 2020, the allocated net loss from ICM’s operations was $268,000, compared to $263,000 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2020 and 2019

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2020, the Company had an accumulated deficit of $211,336,000, cash and cash equivalents of $8,500,000 and working capital of $11,704,000. Additionally, the Company used $10,189,000 in cash for operations in the six months ended June 30, 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Net cash used in operating activities	$(10,189)	$(19,254)
Net cash used in investing activities	(292)	(718)
Net cash provided by (used in) financing activities	5,673	(45)
Net decrease in cash and cash equivalents	$(4,808)	$(20,017)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $10,189,000 for the six months ended June 30, 2020 compared to $19,254,000 used for the six months ended June 30, 2019. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2020 consisted of a net loss of $11,587,000 adjusted for non-cash expenses including provision for doubtful accounts and write off of accounts receivable of $229,000, depreciation and amortization of $651,000, stock-based compensation of $1,367,000, non-cash interest expense of $258,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $6,000, a loss from minority interest in limited liability company of $268,000, a noncash charge for the modification of Series A and B warrants of $1,838,000 and cash outflows from changes in operating assets and liabilities of $1,381,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $327,000, an increase in inventory of $222,000, a decrease in prepaid expenses and other current assets of $525,000, a decrease in other noncurrent assets of $417,000, a decrease in accounts payable $351,000, a decrease in accrued and other liabilities of $2,132,000, and an increase of other noncurrent liabilities of $55,000.

Net cash used during the six months ended June 30, 2019 consisted of a net loss of $19,753,000 adjusted for non-cash expenses including provision for doubtful accounts of $185,000, depreciation and amortization of $547,000, stock-based compensation of $1,117,000, non-cash interest expense of $843,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5,000, a loss from minority interest in limited liability company of $263,000, a loss on disposal of property and equipment of $65,000, and cash outflows from changes in operating assets and liabilities of $2,526,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $1,963,000, an increase in inventory of $299,000, an increase in prepaid expenses and other current assets of $210,000, a decrease in other noncurrent assets of $40,000, a decrease in accounts payable of $2,388,000, a decrease in accrued and other liabilities of $1,736,000, and an increase in other noncurrent liabilities of $104,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was $292,000 and $718,000, respectively. Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $5,673,000, which was the result of net proceeds of $4,474,000 from exercises of Series A and B warrants, proceeds of $1,343,000 from the PPP loan and proceeds of $341,000 from the initial purchase of common shares under the Purchase agreement from LPC, partially offset by transaction costs of $326,000 in connection with the 2020 Warrant Offering, transaction costs of $452,000 in connection with the Purchase Agreement with LPC, and additional transaction costs of $33,000 in connection with our November 2019 Offering.

 Net cash used in financing activities during the six months ended June 30, 2019 was $45,000, which was the result of transaction costs of $100,000 in connection with our note payable, partially offset by the proceeds of $55,000 from purchases of common shares under the 2017 ESPP.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of June 30, 2020, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
CRG note payable	$5,992	$-	$-	$5,992	$-
Paycheck Protection Program loan	1,361	573	788	-	-
Non-cancellable operating lease obligations	290	283	7	-	-
Total	$7,643	$856	$795	$5,992	$-

In February 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced in June 2017 and will terminate in May 2021.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement is $4,241,000 as of June 30, 2020.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.   The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 19, 2020, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended June 30, 2020.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of June 30, 2020, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $8.5 million as of June 30, 2020.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020 and December 31, 2019, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020 and 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2020 and the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2020.

Risks Related to Our Business

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of approximately $1.343 million from a loan under the CARES Act PPP, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. A portion of the PPP Loan may be forgiven by the Small Business Administration (“SBA”) upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and pursuant to the Note Agreement, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Under the CARES Act, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the CARES Act PPP. At the time that we had made such certification, we had missed more than one payroll payment for our employees and entered into the Funding Agreement in order to assist us with making such payroll payments, and could not predict with any certainty whether we would be able to raise the necessary financing to support continued operations, including, but not limited to, making such payroll payments. Our situation has subsequently improved, as a result of, among other things, our closing of two registered direct offerings in June 2020, and as a result of the funds that we received from the PPP Loan. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and was subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

Acorn Shares

On June 10, 2020, the Company issued 34,531 shares of its common stock (the “Acorn Shares”) to Acorn Management Partners, L.L.C., an accredited investor, at a price per share of $0.724, or an aggregate offering price of approximately $25,000, in a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from the sale, as the Acorn Shares were issued as compensation for services rendered under a consulting agreement between the parties and pursuant to the terms set forth in such consulting agreement. The Company did not engage in general solicitation or general advertising with respect to the offering.

Series B Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 1,018 shares of Series B preferred stock in lieu of $1,018,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on June 30, 2020.

The shares of Series B preferred stock will only be convertible into common stock, following such time as we have filed an amendment to the certificate of incorporation that authorizes at least 125,000,000 shares of common stock. We may effect a reverse stock split and then remove the requirement of authorized common stock increase for the conversion of Series B preferred stock to enable CRG to convert its shares to common stock. The conversion or exercise of securities issued to affiliates of CRG are also further subject to certain beneficial ownership restrictions and Nasdaq stockholder approval requirements. If the Series B preferred stock becomes convertible into common stock, it will be convertible into that number of shares of common stock determined by dividing $1,000 by the conversion price of $1.53.

Lincoln Park Capital

On June 8, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC, and LPC has committed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 30 months term of the Purchase Agreement. On June 9, 2020, LPC purchased 525,000 shares of common stock at a price per share of $0.65 under the Purchase Agreement, exempt from registration under Section 4(a)(2) of the Securities Act and pursuant to Rule 506(b) under Regulation D of the Securities Act.

2020 Warrant Offering

On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders exercised Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3.1 million. In conjunction, on April 20, 2020, the Company also issued new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years, exempt from registration under Section 4(a)(2) of the Securities Act and pursuant to Rule 506(b) under Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware.

3.1.2(2)	Amended and Restated Certificate of Incorporation.

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.1.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(5)	Form of Series A-2/B-2 Common Stock Purchase Warrant.

10.1(5)	Form of Inducement Letter.

10.2(6)	Promissory Note, dated April 24, 2020, by and between Viveve, Inc. and Western Alliance Bank, an Arizona Corporation.

10.3(7)	Purchase Agreement, dated June 8, 2020, by and between Viveve Medical, Inc. and Lincoln Park Capital Fund, LLC.

10.4(8)	Registration Rights Agreement, dated June 8, 2020, by and between Viveve Medical, Inc. and Lincoln Park Capital Fund, LLC.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

+  This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.

(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 17, 2020.

(6)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 24, 2020.

(7)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 10, 2020.

(8)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 10, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2020	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)