Form 10-Q
period 2020-09-30
VIVEVE MEDICAL, INC.
filed 2020-11-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the issuer had 21,653,782 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,200	$13,308
Accounts receivable, net of allowance for doubtful accounts of $566 and $407 as of September 30, 2020 and December 31, 2019, respectively	689	1,573
Inventory	4,591	4,861
Prepaid expenses and other current assets	1,764	2,447
Total current assets	16,244	22,189
Property and equipment, net	2,507	3,046
Investment in limited liability company	893	1,216
Other assets	282	526
Total assets	$19,926	$26,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$695	$1,608
Accrued liabilities	1,990	4,698
Paycheck Protection Program loan, current portion	664	-
Total current liabilities	3,349	6,306
Note payable, noncurrent portion	4,377	3,983
Paycheck Protection Program loan, noncurrent portion	679	-
Other noncurrent liabilities	432	167
Total liabilities	8,837	10,456
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019;
Series A preferred stock, $0.0001 par value; 0 and 1,852,173 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Series B preferred stock, $0.0001 par value; 34,735 and 31,678 shares and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 21,653,782 and 7,075,684 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	226,158	214,431
Accumulated deficit	(215,071)	(197,911)
Total stockholders’ equity	11,089	16,521
Total liabilities and stockholders’ equity	$19,926	$26,977

(1)	The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$1,524	$1,052	$3,532	$5,116
Cost of revenue	1,283	1,099	3,483	3,981
Gross profit (loss)	241	(47)	49	1,135

Operating expenses:
Research and development	884	1,449	3,745	6,831
Selling, general and administrative	2,761	5,032	10,476	17,188
Restructuring costs	-	-	-	742
Total operating expenses	3,645	6,481	14,221	24,761
Loss from operations	(3,404)	(6,528)	(14,172)	(23,626)
Modification of Series A and B warrants	-	-	(1,838)	-
Interest expense, net	(235)	(1,209)	(668)	(3,519)
Other expense, net	(41)	(51)	(159)	(133)
Net loss from consolidated companies	(3,680)	(7,788)	(16,837)	(27,278)
Loss from minority interest in limited liability company	(55)	(168)	(323)	(431)
Comprehensive and net loss	(3,735)	(7,956)	(17,160)	(27,709)
Series B convertible preferred stock dividends	(1,053)	-	(3,064)	-
Net loss attributable to common stockholders	$(4,788)	$(7,956)	$(20,224)	$(27,709)

Net loss per share of common stock:
Basic and diluted	$(0.26)	$(13.51)	$(1.47)	$(54.73)

Weighted average shares used in computing net loss per common share:
Basic and diluted	18,079,200	588,976	13,747,913	506,329

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible Preferred Stock,		Series B Convertible Preferred Stock,		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	1,852,173	$-	31,678	$-	7,075,684	$1	$214,431	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(30)	-	(30)
Conversion of Series A convertible preferred stock into common stock	(1,852,173)	-	-	-	1,852,173	-	-	-	-
Issuance of common shares in connection with Series A warrant exercises	-	-	-	-	1,026,240	-	1,591	-	1,591
Issuance of common shares in connection with Series B warrant exercises	-	-	-	-	45,473	-	70	-	70
Series B convertible preferred stock dividends	-	-	-	-	-	-	(990)	-	(990)
Series B convertible preferred stock dividends paid in PIK shares	-	-	989	-	-	-	989	-	989
Stock-based compensation expense	-	-	-	-	-	-	686	-	686
Issuance of common shares from employee stock purchase plan	-	-	-	-	320	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	28,313	-	24	-	24
Net loss	-	-	-	-	-	-	-	(6,310)	(6,310)
Balances as of March 31, 2020	-	-	32,667	-	10,028,203	1	216,771	(204,221)	12,551
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(3)	-	(3)
Issuance of common shares in connection with Series A warrant exercises	-	-	-	-	4,852,284	1	2,959	-	2,960
Issuance of common shares in connection with Series B warrant exercises	-	-	-	-	293,490	-	179	-	179
Modification of Series A warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	997	-	997
Modification of Series B warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	841	-	841
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(326)	-	(326)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	525,000	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(452)	-	(452)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(1,021)	-	(1,021)
Series B convertible preferred stock dividends paid in PIK shares	-	-	1,018	-	-	-	1,018	-	1,018
Stock-based compensation expense	-	-	-	-	-	-	632	-	632
Issuance of common shares from employee stock purchase plan	-	-	-	-	300	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	250	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	34,531	-	25	-	25
Net loss	-	-	-	-	-	-	-	(7,115)	(7,115)
Balances as of June 30, 2020	-	-	33,685	-	15,734,058	2	221,961	(211,336)	10,627
Issuance of common shares in connection with Series A common warrant exercises	-	-	-	-	1,117,020	-	681	-	681
Issuance of common shares in connection with Series B common warrant exercises	-	-	-	-	3,824,104	-	2,333	-	2,333
Issuance of common shares in connection with Series A-2 common warrant exercises	-	-	-	-	892,300	-	568	-	568
Issuance of common shares in connection with Series B-2 common warrant exercises	-	-	-	-	38,990	-	25	-	25
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(7)	-	(7)
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(42)	-	(42)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(1,053)	-	(1,053)
Series B convertible preferred stock dividends paid in PIK shares	-	-	1,050	-	-	-	1,050	-	1,050
Stock-based compensation expense	-	-	-	-	-	-	617	-	617
Issuance of common shares from employee stock purchase plan	-	-	-	-	220	-	-	-	-
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	47,090	-	25	-	25
Net loss	-	-	-	-	-	-	-	(3,735)	(3,735)
Balances as of September 30, 2020	-	$-	34,735	$-	21,653,782	$2	$226,158	$(215,071)	$11,089

	Series A Convertible Preferred Stock,		Series B Convertible Preferred Stock,		Common Stock,		Additional		Total Stockholders’
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances as of January 1, 2019	-	$-	-	$-	463,630	$-	$160,297	$(155,385)	$4,912
Stock-based compensation expense	-	-	-	-	-	-	470	-	470
Issuance of common shares from employee stock purchase plan	-	-	-	-	429	-	35	-	35
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	274	-	25	-	25
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	6	-	1	-	1
Net loss	-	-	-	-	-	-	-	(10,029)	(10,029)
Balances as of March 31, 2019	-	-	-	-	464,339	-	160,828	(165,414)	(4,586)
Stock-based compensation expense	-	-	-	-	-	-	562	-	562
Issuance of common shares from employee stock purchase plan	-	-	-	-	602	-	20	-	20
Restricted stock awards issued to directors for quarterly compensation	-	-	-	-	525	-	48	-	48
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	250	-	11	-	11
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	6	-	-	-	-
Net loss	-	-	-	-	-	-	-	(9,724)	(9,724)
Balances as of June 30, 2019	-	-	-	-	465,722	-	161,469	(175,138)	(13,669)
August 2019 ATM Facility, net of issuance cost	-	-	-	-	1,004,171	-	6,322	-	6,322
Stock-based compensation expense	-	-	-	-	-	-	503	-	503
Issuance of common shares from employee stock purchase plan	-	-	-	-	200	-	1	-	1
Restricted stock awards issued to directors for quarterly compensation	-	-	-	-	378	-	14	-	14
Issuance of common shares in connection with restricted stock award to employee	-	-	-	-	4	-	-	-	-
Reverse stock split - cancellation and payout of fractional shares	-	-	-	-	(686)	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	(7,956)	(7,956)
Balances as of September 30, 2019	-	$-	-	$-	1,469,789	$-	$168,304	$(183,094)	$(14,790)

The accompanying notes are an integral part of these consolidated financial statements

Note: All share and per share data has been adjusted to reflect the 1-for-100 reverse stock split which became effective after market close on September 18, 2019, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(17,160)	$(27,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts and write off of accounts receivable	335	260
Depreciation and amortization	965	819
Stock-based compensation	2,009	1,634
Non-cash interest expense	394	1,266
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	3	4
Loss from minority interest in limited liability company	323	431
Loss on disposal of property and equipment	14	93
Modification of Series A and B warrants	1,838	-
Changes in assets and liabilities:
Accounts receivable	549	2,638
Inventory	233	(236)
Prepaid expenses and other current assets	683	(493)
Other noncurrent assets	444	40
Accounts payable	(913)	(2,203)
Accrued and other liabilities	(2,918)	(2,566)
Other noncurrent liabilities	265	160
Net cash used in operating activities	(12,936)	(25,862)

Cash flows from investing activities:
Purchase of property and equipment	(403)	(848)
Net cash used in investing activities	(403)	(848)

Cash flows from financing activities:
Transaction costs in connection with November 2019 Offering	(33)	-
Proceeds from exercise of common warrants	8,407	-
Transaction costs in connection with 2020 Warrant Offering	(333)	-
Proceeds from Paycheck Protection Program loan	1,343	-
Proceeds from intial purchase of common shares under Purchase Agreement with LPC	341	-
Transaction costs in connection with Purchase Agreement with LPC	(494)	-
Proceeds from sale of common shares, net of issuance cost	-	6,322
Proceeds from issuance of common shares from employee stock purchase plan	-	56
Transaction costs in connection with note payable	-	(100)
Reverse stock split - cancellation and payout of fractional shares	-	(5)
Net cash provided by financing activities	9,231	6,273
Net decrease in cash and cash equivalents	(4,108)	(20,437)

Cash and cash equivalents - beginning of period	13,308	29,523
Cash and cash equivalents - end of period	$9,200	$9,086

Supplemental disclosure:
Cash paid for interest	$-	$2,067
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$3,057	$-
Issuance of note payable in settlement of accrued interest	$392	$973
Net transfer of equipment between inventory and property and equipment	$37	$214

Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$226	$220
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)		$629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar RadioFrequency, or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, which collectively, we refer to as the Viveve® System. Viveve Medical competes in the women’s intimate health industry in some countries by marketing the Viveve System as a way to improve the overall well-being and quality of life of women suffering from vaginal introital laxity, for improved sexual function, or stress urinary incontinence, or SUI, depending on the relevant country-specific clearance or approval.  In the United States, the Viveve System is currently indicated for use in general surgical procedures for electrocoagulation and hemostasis.

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

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $333,000. (See Note 11 – Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.) As of September 30, 2020, there were Series A-2 warrants to purchase a total of 3,928,284 shares of common stock and Series B-2 warrants to purchase a total of 203,800 shares of common stock still remaining and outstanding.

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

A total of 1,945,943 shares of common stock, 5,473,410 shares of Series A convertible preferred stock, Series A warrants to purchase up to 7,419,353 shares of common stock, and Series B warrants to purchase up to 7,419,353 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. As of September 30, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares of Series A preferred stock outstanding. As of September 30, 2020, there were Series A warrants to purchase a total of 423,809 shares of common stock and Series B warrants to purchase a total of 3,256,286 shares of common stock still remaining and outstanding. (See Note 10 – Preferred Stock; and Note 11 – Common Stock.)

In connection with the closing of the November 2019 Offering, the Company’s secured lender, affiliates of CRG LP (“CRG”), converted approximately $28,981,000 of the outstanding principal amount under its term loan with CRG (plus accrued interest, the prepayment premium and the back-end facility fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000, into 31,300 shares of the newly authorized Series B convertible preferred stock and issued warrants to purchase up to 9,893,776 shares of common stock. As of September 30, 2020, there were 34,735 shares of Series B convertible preferred stock outstanding and warrants to purchase 9,893,776 shares of common stock. (See Note 6 – Note Payable.)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 19, 2020. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2020, the Company had an accumulated deficit of $215,071,000, cash and cash equivalents of $9,200,000 and working capital of $12,895,000. Additionally, the Company used $12,936,000 in cash for operations in the nine months ended September 30, 2020. The Company's financing activities provided cash of $9.2 million during the nine months ended September 30, 2020, including $3.6 million in the three months ended September 30, 2020, which was primarily due to the exercise of common warrants. The Company will require additional cash funding to fund operations through November 2021. Accordingly, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern. However, due to the cost-cutting actions that the Company has taken and the remaining equity financing commitment of $9.7 million from LPC, management believes that this substantial doubt has been alleviated in the current period.

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

Reverse Stock Split

The Company effected a 1-for-100 reverse stock split of its common stock that became effective after market close on September 18, 2019. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the reverse stock split resulted in fractional shares. No fractional shares were issued in connection with the reverse stock split. Any fractional shares that resulted from the reverse stock split were rounded down, and stockholders were issued cash in lieu of such fractional share interest.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended September 30, 2020, one distributor accounted for 40% of the Company’s revenue. During the three months ended September 30, 2019, two distributors, collectively, accounted for 31% of the Company’s revenue. During the nine months ended September 30, 2020, one distributor accounted for 45% of the Company’s revenue. During the nine months ended September 30, 2019, one distributor accounted for 17% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, one distributor accounted for 16% of total accounts receivable, net. As of December 31, 2019, two distributors, collectively, accounted for 49% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $566,000 as of September 30, 2020 and $407,000 as of December 31, 2019.

There were no write-offs of customers’ accounts receivable during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company wrote-off accounts receivable totaling approximately $173,000 primarily related to Latin America distributors in connection with the Company’s shift in its international business model and the withdrawal from certain countries in Latin America. There were no write-offs of customers’ accounts receivable during the three and nine months ended September 30, 2019.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. For the three months ended September 30, 2020 and 2019, rental revenue recognized during the period was $471,000 and $177,000, respectively. For the nine months ended September 30, 2020 and 2019, rental revenue recognized during the period was $829,000 and $177,000, respectively. As of September 30, 2020 and December 31, 2019, the Company had deferred revenue in the amounts of $617,000 and $662,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, the Company recognized revenue of $197,000 and $499,000, respectively, which was deferred revenue as of December 31, 2019.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of September 30, 2020 or December 31, 2019. The Company had customer contract liabilities in the amount of $0 and $108,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of September 30, 2020 and December 31, 2019, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, the Company recognized revenue for these marketing programs of $21,000 and $108,000, respectively, which was deferred as of December 31, 2019.

The following table reflects the changes in our customer contract liabilities for the nine months ended September 30, 2020:

	September 30,	December 31,
	2020	2019	Change

Customer contracts liabilities:
Marketing programs	$-	$108	$(108)
Total	$-	$108	$(108)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended September 30, 2020 and 2019, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company began its rental program in the quarter ended June 30, 2019. The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $55,000 and $337,000 at September 30, 2020 and December 31, 2019, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended September 30, 2020 and 2019, the amount of amortization was $58,000 and $30,000, respectively. For the nine months ended September 30, 2020 and 2019, the amount of amortization was $538,000 and $30,000, respectively There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

United States	$844	$652	$1,648	$3,106
Asia Pacific	680	373	1,865	1,684
Europe and Middle East	-	27	5	316
Latin America	-	-	14	10
Total	$1,524	$1,052	$3,532	$5,116

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and nine months ended September 30, 2020 and 2019.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2020 and 2019, the Company’s comprehensive loss is the same as its net loss.

Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period. For purposes of this calculation, stock options and warrants to purchase common stock and restricted common stock awards are considered common stock equivalents. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

	Nine Months Ended
	September 30,
	2020		2019

Series B convertible preferred stock	22,702,614	(a)	-
Warrants to purchase common stock	17,710,876		5,549
Stock options to purchase common stock	9,755,454		50,471
Restricted common stock awards	2,217		3,432

(a)

As of September 30, 2020, a total of 34,735 shares of Series B convertible preferred stock were outstanding and are convertible into 22,702,614 shares of common stock. Each share of Series B convertible preferred stock is convertible at the holder’s option into shares of common stock at a conversion ratio of 1-for-653.59 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $1.53 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We will adopt this guidance as of January 1, 2021, and the adoption of the guidance is not expected to have a significant impact on the consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2020, and December 31, 2019 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women’s health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The Company has a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this Distributorship Agreement. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended September 30, 2020 and 2019, the Company has purchased 185 and zero units of ICM products for approximately $26,000 and $0, respectively. During the nine months ended September 30, 2020 and 2019, the Company has purchased 425 and 300 units of ICM products for approximately $46,000 and $27,000, respectively. As of September 30, 2020, the Company has purchased approximately 5,225 units of ICM products. The Company paid ICM approximately $10,000 and $0 for product related costs during the three months ended September 30, 2020 and 2019, respectively. The Company paid ICM approximately $30,000 and $27,000 for product-related costs during the nine months ended September 30, 2020 and 2019, respectively  The amount due to ICM as of September 30, 2020, was $16,000; there were no amounts due to ICM for the accounts payable as of December 31, 2019.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of September 30, 2020, the Company owned approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended September 30, 2020 and 2019, the allocated net loss from ICM’s operations was $55,000 and $ 168,000, respectively. For the nine months ended September 30, 2020 and 2019, the allocated net loss from ICM’s operations was $323,000 and $431,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019

Deferred revenue - subscription rental program	$617	$662
Accrued bonuses	589	726
Accrued payroll and other related expenses	335	839
Current operating lease liabilities	203	268
Accrued professional fees	133	592
Customer advances	21	53
Accrued sales commission	20	281
Accrued inventory	-	474
Accrued interest	6	440
Customer contracts liabilities	-	108
Other accruals	66	255
Total accrued liabilities	$1,990	$4,698

6.	Note Payable

On May 22, 2017, the Company entered into a Term Loan Agreement as amended on December 12, 2017 and November 29, 2018 (collectively the “2017 Loan Agreement”) with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility.

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

During the three and nine months ended September 30, 2020, the Company paid interest in-kind of $136,000 and $392,000, respectively, which was added to the total outstanding principal loan amount.

As of September 30, 2020, the Company was in compliance with all covenants.

As of September 30, 2020 and December 31, 2019, $4,377,000 and $3,983,000, respectively, was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

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

As of September 30, 2020, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$-
2021	-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,605)
Present value of obligations	4,387
Less: Unamortized debt discount	(10)
Note payable, noncurrent portion	$4,377

7.	Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve is being made through Western Alliance Bank. The interest rate on the PPP Loan is 1.00% and the term is two years. In accordance with the updated Small Business guidance, the PPP Loan was modified so that, beginning ten months from the date of the PPP Loan,Viveve is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the PPP Loan in whole or in part.

As of September 30, 2020, future minimum payments under the PPP loan are as follows (in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$-
2021	938
2022	426
Total payments	1,364
Less: Amount representing interest	(20)
Present value of obligations	1,344
Paycheck Protection Program loan,current portion	664
Paycheck Protection Program loan, noncurrent portion	$679

8.	Leases

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

The following table reflects the Company’s lease assets and lease liabilities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019

Assets:
Operating lease right-of-use assets	$200	$395

Liabilities:
Current operating lease liabilities	$203	$268
Noncurrent operating lease liabilities	-	132
	$203	$400

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheet. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheet.

The operating leases expense for the three months ended September 30, 2020 and 2019 was $77,000 and $75,000, respectively. The operating leases expense for the nine months ended September 30, 2020 and 2019 was $226,000 and $225,000, respectively.

As of September 30, 2020, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$76
2021	137
Total lease payments	213
Less: Amount representing interest	(10)
Present value of lease liabilities	$203

The weighted average remaining lease term was approximately 8 months as of September 30, 2020. The weighted average discount rate for the three months ended September 30, 2020 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of September 30, 2020, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$381
2021	236
Thereafter	-
Total	$617

As of September 30, 2020, $946,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2020 is $117,000 and $345,000, respectively.

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

Loss Contingencies

The Company is or has been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. The Company evaluates contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, the Company will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates, which could materially impact its condensed consolidated financial statements.  Management does not believe that the outcome of any outstanding legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

A total of 5,473,410 shares of Series A convertible preferred stock were issued in the offering. The activity of Series A convertible preferred stock during the nine months ended September 30, 2020 is described as follows:

●	In January 2020, the holders of Series A convertible preferred stock converted 1,183,151 shares of common stock.

●	In February 2020, the holders of Series A convertible preferred stock converted 669,022 shares into common stock.

As of September 30, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares of Series A convertible preferred stock outstanding.

As previously reported (see Note 6 – Note Payable), the CRG debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2019, the Company paid dividend in-kind of an additional 378 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. During the three months ended September 30, 2020, the Company paid dividend in kind of an additional 1,050 shares of Series B convertible preferred stock and a cash dividend of approximately $3,000 for the remaining fractional shares. During the nine months ended September 30, 2020, the Company paid dividend in kind of an additional 3,057 shares of Series B convertible preferred stock and a cash dividend of approximately $7,000 for the remaining fractional shares. As of September 30, 2020, there were 34,735 shares of Series B convertible preferred stock outstanding. The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

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

Transaction costs in connection with the Purchase Agreement with LPC totaled approximately $494,000. Included in these transaction costs was a commitment fee paid by the Company in the amount of $325,000. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company has recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering has been consummated, and there is no guaranteed future economic benefit from this payment.

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

As of September 30, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares of Series A convertible preferred stock outstanding. (See Note 10 – Preferred Stock.)

As of September 30, 2020, there are Series A warrants to purchase a total of 423,809 shares of common stock and Series B warrants to purchase a total of 3,256,286 shares of common stock still remaining and outstanding (See “Warrants for Common Stock” below.)

Restricted Common Shares

The activity of restricted common shares during the nine months ended September 30, 2020 is described as follows:

●	In September 2020, the Company issued 47,090 restricted shares of its common stock at an aggregate value of approximately $25,000.

●	In June 2020, the Company issued 34,531 restricted shares of its common stock at an aggregate value of approximately $25,000.

●	In March 2020, the Company issued 28,313 restricted shares of its common stock at an aggregate value of approximately $24,000.

Warrants for Common Stock

As of September 30, 2020, outstanding warrants to purchase shares of common stock were as follows:

				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$400.00	754
March 2015	Common Shares	March 26, 2025	$272.00	14
May 2015	Common Shares	May 12, 2025	$424.00	362
December 2015	Common Shares	December 16, 2025	$560.00	267
April 2016	Common Shares	April 1, 2026	$608.00	250
May 2016	Common Shares	May 11, 2021	$774.00	50
June 2016	Common Shares	June 20, 2026	$498.00	1,004
May 2017	Common Shares	May 25, 2027	$950.00	2,220
November 2019	Common Shares	November 26, 2020	$0.61	423,809
November 2019	Common Shares	November 26, 2024	$0.61	3,256,286
November 2019	Common Shares	November 26, 2024	$1.836	9,893,776
April 2020	Common Shares	April 21, 2025	$0.6371	4,132,084
				17,710,876

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

In February 2020, a total of 1,026,240 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000, and a total of 45,473 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000.

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

In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The Company determined the fair value of the Series A-2 and the Series B-2 warrants on the date of issuance to be approximately $1,838,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84.1%, risk free interest rate of 0.35% and a contractual life of five years. The fair value of the Series A-2 and B-2 warrants is recorded as a cost of issuance of the offering and as additional paid-in capital. The transaction closed on April 20, 2020. Other transaction costs in connection with the 2020 Warrant Offering were approximately $333,000.

In May 2020, a total of 4,099 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $2,500.

In June 2020, a total of 27,601 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $17,000, and a total of 50,700 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $31,000.

In August 2020, a total of 1,117,020 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $681,000, and a total of 3,809,104 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $2,324,000.

In August 2020, a total of 892,300 shares of common stock were issued in connection with the exercise of Series A-2 warrants for gross proceeds of approximately $569,000, and a total of 38,900 shares of common stock were issued in connection with the exercise of Series B-2 warrants for gross proceeds of approximately $25,000.

In September 2020, a total of 15,000 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $9,000.

As of September 30, 2020, there were Series A warrants to purchase a total of 423,809 shares of common stock, and Series B warrants to purchase a total of 3,256,286 shares of common stock still remaining and outstanding.

As of September 30, 2020, there were Series A-2 warrants to purchase a total of 3,928,284 shares of common stock, and Series B-2 warrants to purchase a total of 203,800 shares of common stock still remaining and outstanding

In connection with the CRG Debt Conversion, CRG received warrants exercisable for 9,893,776 shares of common stock, an amount equal to 15% of our common stock on a fully diluted basis after taking the November 2019 Offering into account (the “CRG Warrants”). The CRG Warrants have a contractual term of five years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $1.53 or $1.836 per share. The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 68.8%, risk free interest rate of 1.58% and a contractual life of five years. The fair value of the CRG warrants is recorded as additional paid-in capital as part of the accounting for the debt conversion.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 2,220, shares of common stock at an exercise price of $950.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and nine months ended September 30, 2020, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and nine months ended September 30, 2019, the Company recorded $119,000 and $202,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of September 30, 2020, the unamortized debt discount was $10,000.

No shares issuable pursuant to warrants have been cancelled during the three and nine months ended September 30, 2020 and 2019.

A total of zero and 215 shares issuable pursuant to warrants expired during the three and nine months ended September 30, 2020, respectively. A total of 859 shares issuable pursuant to warrants expired during the three and nine months ended September 30, 2019.

12.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of September 30, 2020, there were outstanding stock option awards issued from the 2006 Plan covering a total of 104 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $992.00 per share and the weighted average remaining contractual term is 2.3 years.

As of September 30, 2020, there were outstanding stock option awards issued from the 2013 Plan covering a total of 9,755,350 shares of the Company’s common stock and there remain reserved for future awards 4,770,640 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $1.95 per share, and the remaining contractual term is 9.1 years.

In January 2020, the board of directors approved the 2020 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,639,926 shares from 11,872,531 shares to a total of 14,512,457 shares, which was effective January 1, 2020.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2020
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	10,087,678	$2.22	9.9	$3,928,715
Options granted	1,018,000	$0.70
Options exercised	-
Options canceled	(1,350,224)	$3.01
Options outstanding, end of period	9,755,454	$1.96	9.1	$-

Vested and exercisable and expected to vest, end of period	9,047,744	$2.03	9.1	$-

Vested and exercisable, end of period	1,969,073	$5.19	8.7	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2020.

The options outstanding and exercisable as of September 30, 2020 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2020	Price	Term (Years)	September 30, 2020	Price

$0.52	-	$0.89	9,563,606	$0.85	9.1	1,918,010	$0.87
$1.09	-	$1.36	155,000	$1.26	9.4	25,000	$1.36
$38.00	-	$58.00	1,250	$55.20	8.7	1,115	$56.99
$100.00	-	$197.00	19,996	$142.17	8.0	11,956	$144.84
$202.00	-	$283.00	725	$250.69	7.3	451	$253.26
$311.00	-	$358.00	1,875	$343.99	7.9	1,505	$346.28
$430.00	-	$497.00	6,443	$454.44	6.4	4,935	$455.06
$501.00	-	$567.00	3,139	$537.25	6.2	2,777	$536.54
$600.00	-	$661.00	1,379	$601.64	5.1	1,379	$601.64
$700.00	-	$792.00	1,937	$767.72	6.1	1,841	$767.15
$992.00	-	$992.00	104	$992.00	2.3	104	$992.00
Total:			9,755,454	$1.96	9.1	1,969,073	$5.19

Restricted Stock Awards

During the three and nine months ended September 30, 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

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

In January 2019, the Company granted RSAs for 3,625 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the nine months ended September 30, 2020, 153 shares pursuant to these RSAs were cancelled. As of September 30, 2020, there are 2,217 remaining shares and zero shares were vested and issued.

As of September 30, 2020, there were a total of 2,217 shares of unvested restricted stock awards outstanding that had been granted pursuant to RSAs.

2017 Employee Stock Purchase Plan

The activity of the Company’s 2017 ESPP for the nine months ended September 30, 2020 is described as follows:

The tenth offering period under the Company’s 2017 ESPP began on January 1, 2020 and ended on March 31, 2020, and 320 shares were issued on March 31, 2020 at a purchase price of $0.59.

The eleventh offering period under the Company’s 2017 ESPP began on April 1, 2020 and ended on June 30, 2020, and 300 shares were issued on June 30, 2020 at a purchase price of $0.48.

The twelfth offering period under the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) began on July 1, 2020, and ended on September 30, 2020, and 220 shares were issued on September 30, 2020 at a purchase price of $0.44.

In September 2020, the board of directors approved the suspension of the Company’s 2017 ESPP following the twelfth offering period and the ESPP purchase on September 30, 2020.

As of September 30, 2020, the remaining shares available for issuance under the 2017 ESPP were 252 shares.

The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes valuation model. The fair value of each purchase right was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Expected term (in years)	0.25	0.25	0.25	0.25
Average volatility	76%	98%	106%	84%
Risk-free interest rate	0.14%	2.21%	0.66%	2.40%
Dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and nine months ended September 30, 2020, was $0.17 and $0.29, respectively. The weighted average grant date fair value of the purchase rights issued under the 2017 ESPP during the three and nine months ended September 30, 2019 was $13.16 and $2.12, respectively.

Stock-Based Compensation

During the three ended September 30, 2020, the Company granted stock options to employees and nonemployees to purchase 550,000 shares of common stock with a weighted average grant date fair value of $0.36 per share. There were no stock options granted during the three months ended September 30, 2019. During the three ended September 30, 2020, the Company granted stock options to employees and nonemployees to purchase 1,018,000 shares of common stock with a weighted average grant date fair value of $0.44 per share. During the nine months ended September 30, 2019, the Company granted stock options to employees to purchase 23,069 shares of common stock, with a weighted average grant date fair value of $117.86. There were no stock options exercised during the three and nine months ended September 30, 2020 and 2019.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee and nonemployee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Expected term (in years)	5	N/A	5	5
Average volatility	87%	N/A	81%	73%
Risk-free interest rate	0.27%	N/A	0.34%	2.49%
Dividend yield	-	N/A	-	-

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Cost of revenue	$42	$25	$163	$91
Research and development	78	41	250	134
Selling, general and administrative	522	452	1,596	1,409
Total	$642	$518	$2,009	$1,634

 As of September 30, 2020, the total unrecognized compensation cost in connection with unvested stock options was approximately $5,469,000. These costs are expected to be recognized over a period of approximately 2.6 years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2020. The Company expects that its effective tax rate for the full year 2020 will be 0%.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2020, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 375 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $199,000 and $720,000 for goods and services during the three months ended September 30, 2020 and 2019, respectively, and approximately $948,000 and $3,853,000 for the nine months ended September 2020 and 2019, respectively. The amounts due to Stellartech for accounts payable as of September 30, 2020 and December 31, 2019 were approximately $1,000 and $124,000, respectively.

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

16.	Subsequent Events

In October 2020, the Company was notified that the terms of its PPP loan with Western Alliance Bank have been modified. The amount of time that the Company has to spend the proceeds of the PPP loan (the “covered period”) has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months from the funding date) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP loans must be repaid or forgiven within two years after the funding date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 19, 2020. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of September 30, 2020, we have a global installed base of 865 Viveve Systems and we have sold approximately 47,100 single-use treatment tips worldwide.

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

Recent Events

Spending Reductions and Organizational Realignment

In response to COVID-19, the Company implemented a range of operational changes designed to support the safety and health of our employees, customers, distribution partners and other contacts as necessary. In addition, a series of significant cost-cutting actions, undertaken in April 2020, included the furlough of 31 full-time employees across the entire organization to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our Cryogen-cooled, Monopolar Radiofrequency (CMRF) technology in the treatment of stress urinary incontinence (“SUI”) These deliberate actions, including an approximate two-thirds reduction of the direct sales organization, have proven effective and will remain in effect as a reduction in force due to the continuing health, market and economic challenges caused by the COVID-19 crisis. As clinical practices re-open, elective procedures increase by current and prospective customers and conditions improve, Viveve is positioned to re-scale its operational and commercial activities as warranted.

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

In October 2020, the Company was notified that the terms of its PPP loan with Western Alliance Bank have been modified. The amount of time that the Company has to spend the proceeds of the PPP loan (the “covered period”) has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP loans much be repaid or forgiven within two years after the funding date.

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

On May 4, 2020, Karen Zaderej resigned from the Company’s board of directors and its committees, and the Company notified Nasdaq of such resignation. On May 6, 2020, the Company received a notice from Nasdaq about non-compliance with its majority independent board and audit committee requirements. To regain compliance, Nasdaq provided the Company time until November 2, 2020 in accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4). On October 28, 2020, the Company appointed Sharon Collins Presnell, Ph.D. to serve on the Company’s board of directors and its audit committee. On October 29, 2020, the Company received a letter from Nasdaq noting that, as a result of the appointment of Dr. Presnell, the Company evidenced compliance with the majority independent board and audit committee requirements of the Nasdaq Listing Rules.

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

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 4,820,584 shares of common stock and Series B warrants to purchase 242,790 shares of common stock for aggregate exercise proceeds to the Company of approximately $3.1 million. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 4,820,584 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 242,790 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $0.6371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $333,000.

As of September 30, 2020, there were Series A-2 warrants to purchase a total of 3,928,284 shares of common stock and Series B-2 warrants to purchase a total of 203,800 shares of common stock still remaining and outstanding.

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

As of September 30, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares of Series A preferred stock outstanding.

As of September 30, 2020, there were Series A warrants to purchase a total of 423,809 shares of common stock and Series B warrants to purchase a total of 3,256,286 shares of common stock still remaining and outstanding.

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

 As of September 30, 2020, there were 34,735 shares of Series B convertible preferred stock outstanding and warrants to purchase 9,893,776 shares of common stock.

Effective Shelf Registration Statements

In November 2017, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $50,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “2017 Shelf Registration Statement”). The 2017 Shelf Registration Statement currently has a balance of $35,016,000 available for future issuance. However, pursuant to General Instruction I.A.3 of Form S-3, the Company is not eligible to use its 2017 Shelf Registration Statement owing to the late filing of management’s annual report on internal control over financial reporting in its Form 10-K/A filed on June 29, 2020.

Clinical Advisory Board in Urinary Incontinence

In October 2020, the Company announced that it had formed a clinical advisory board of preeminent medical specialists in the field of urinary incontinence. The clinical advisory board will help guide the Company as it advances its SUI clinical development program and pivotal PURSUIT trial. The inaugural Clinical Advisory Board is comprised of six physician researchers and clinicians in urology and urogynecology specialties. Each member is a seasoned practitioner and key opinion leader in urinary incontinence treatments, experienced with novel technologies and their transition into medical practice.

Issuance of Novel U.S. Methods Patent for Stress Urinary Incontinence

In September 2020, the Company announced that the United States Patent and Trademark Office had issued U.S. Patent No. 10,779,874 covering Viveve’s unique method of treatment to address SUI in women. Viveve’s dual-energy technology has demonstrated its ability to activate fibroblasts and initiate collagen formation in underlying vaginal tissue in a non-invasive, painless, and comfortable procedure. When applied in the area of the urethra and tissue surrounding the bladder neck, the technology’s unique mechanism of action may strengthen and improve the function of connective tissues, improve vaginal structural integrity and reduce urethral hypermobility, a leading cause of SUI in women. The newly granted patent strengthens the Company’s intellectual property portfolio in advance of the launch of its U.S. pivotal PURSUIT clinical trial for SUI in women.

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

In-vivo Preclinical Study and Results for New Sham Treatment Tip

In response to the inconclusive results from the Company’s LIBERATE International SUI trial, reported in July of 2019, Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The Good Laboratory Practices study was initiated in June of this year following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only tip (“Old” sham treatment used in previous SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of a-smooth muscle actin (“a-SMA”) staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

The positive preclinical findings demonstrated, as reported on August 25, 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham tips demonstrated significant tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. The positive in-vivo preclinical study validates Viveve’s new inert sham tip for use in the upcoming U.S. pivotal PURSUIT trial.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s cryogen-cooled monopolar radiofrequency (“CMRF”) treatment and a cryogen-only sham to an inert sham treatment for the improvement of SUI in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and were assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months versus 3 months.

Final results were reported on August 25, 2020, indicating the primary efficacy endpoint, change from baseline in the standardized 1-hour Pad Weight Test at five months post treatment, was positively achieved. The median change from baseline in the active CMRF treatment group (N=13) and the cryogen-only sham treatment group (N=12) was -9.5 grams and -6.8 grams respectively, as compared to -4.4 grams in the inert sham treatment group (N=11). The study also assessed several secondary endpoints but showed no differentiation between groups. No device-related safety issues were reported. The meaningful separation demonstrated between the CMRF treatment arm and the inert sham arm in the feasibility study is believed to provide confidence in the potential to achieve positive separation between the two treatment arms in the upcoming U.S. pivotal PURSUIT trial.

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

The Company is analyzing the complete data set, including all secondary and exploratory endpoints and will include the results in the final VIVEVE II clinical study report that is expected to be submitted to the FDA in the fourth quarter of 2020.

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

 Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, an estimated 70-80% of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are have re-opened and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (‘FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the three months ended September 30, 2020 and 2019, rental revenue recognized during the period was $471,000 and $177,000, respectively. For the nine months ended September 30, 2020 and 2019, rental revenue recognized during the period was $829,000 and $177,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Novel Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, the United States, United Kingdom, Germany and most other countries continue to face outbreaks or resurgences of the novel highly transmissible and pathogenic coronavirus, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash amd the committed equity financing from LPC will be sufficient to fund our activities for at least the next 12 months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$1,524	$1,052	$472	45%

We recorded revenue of $1,524,000 for the three months ended September 30, 2020, compared to revenue of $1,052,000 for the three months ended September 30, 2019, an increase of $472,000, or approximately 45%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in the third quarter of 2020 included 12 Viveve Systems sold and approximately 2,100 disposable treatment tips sold globally. Sales in the third quarter of 2019 included six Viveve Systems (which included four Viveve Systems sold through our international distribution partner and two Viveve Systems sold in the U.S. market through our direct sales) and approximately 1,300 disposable treatment tips sold globally.

Under the subscription offering program, we placed seven Viveve Systems in the U.S. market in the third quarter of 2020; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of nine Viveve Systems during the period. Under the subscription offering program, which was launched in June 2019, we placed 25 Viveve Systems in the U.S. market in the third quarter of 2019. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended September 30, 2020 and 2019, rental revenue recognized during the period was $471,000 and $177,000, respectively.

 Additionally, late in the first quarter of 2020 and through the third quarter of 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit (loss)	$241	$(47)	$288	NM

Gross profit was $241,000, or 16% of revenue, for the three months ended September 30, 2020, compared to a gross loss of $47,000, or 4% of revenue, for the three months ended September 30, 2019, an increase of $288,000. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the period. Additionally, fixed manufacturing costs in the third quarter of 2019 were spread over a lower sales volume thereby lowering gross margins.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$884	$1,449	$(565)	(39)%

  Research and development expenses totaled $884,000 for the three months ended September 30, 2020, compared to research and development expense of $1,449,000 for the three months ended September 30, 2019, a decrease of $565,000, or approximately 39%. Spending on research and development decreased primarily due to reduced engineering and development work related to our products as a result of our overall strategic organizational realignment in 2019 and current economic conditions associated with COVID-19. Research and development expenses during the third quarter of 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019 and VIVEVE II – U.S. Sexual Function Trial in April 2020.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$2,761	$5,032	$(2,271)	(45)%

 Selling, general and administrative expenses totaled $2,761,000 for the three months ended September 30, 2020, compared to $5,032,000 for the three months ended September 30, 2019, a decrease of $2,271,000, or approximately 45%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of our overall strategic organizational realignment in 2019 and current economic conditions related to COVID-19.

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

Interest expense, net

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$235	$1,209	$(974)	(81)%

 During the three months ended September 30, 2020, we had interest expense, net of $235,000 compared to $1,209,000 for the three months ended September 30, 2019, a decrease of $974,000, or approximately 81%. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$41	$51	$(10)	(20)%

During the three months ended September 30, 2020, we had other expense, net, $41,000 compared to $51,000 for the three months ended September 30, 2019.

Loss from minority interest in limited liability company

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$55	$168	$(113)	(67)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended September 30, 2020, the allocated net loss from ICM’s operations was $55,000 compared to $168,000 for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$3,532	$5,116	$(1,584)	(31)%

We recorded revenue of $3,532,000 for the nine months ended September 30, 2020, compared to revenue of $5,116,000 for the nine months ended September 30, 2019, a decrease of $1,584,000, or approximately 31%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Revenue for the nine months ended September 30, 2020 included sales of 16 Viveve Systems and approximately 5,900 disposable treatment tips sold globally. Under the subscription offering program, the Company also placed 9 Viveve Systems in the U.S. market in the nine months ended September 30, 2020. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. Revenue for the nine months ended September 30, 2019 included sales of 53 Viveve Systems and approximately 5,850 disposable treatment tips sold globally. Under the subscription offering program, which was launched in June 2019, the Company placed 49 Viveve Systems in the U.S. market in the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, rental revenue recognized during the period was $829,000 and $177,000, respectively.

Additionally, late in the first quarter of 2020 and through the third quarter of 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit	$49	$1,135	$(1,086)	(96)%

Gross profit was $49,000 or 1% of revenue for the nine months ended September 30, 2020, compared to gross profit of $1,135,000, or 22% of revenue, for the nine months ended September 30, 2019, a decrease of $1,086,000, or approximately 96%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model that was launched in June of 2019 as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Additionally, fixed manufacturing costs in the nine months ended September 30, 2020 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$3,745	$6,831	$(3,086)	(45)%

Research and development expenses totaled $3,746,000 for the nine months ended September 30, 2020 compared to research and development expense of $6,831,000 for the nine months ended September 30, 2019, a decrease of $3,085,000 or approximately 45%. Spending on research and development decreased in the nine months ended September 30, 2020 primarily due to reduced engineering and development work related to our products in the period as a result of our overall strategic organizational realignment in 2019 and current economic conditions associated with COVID-19. Research and development expenses during the nine months ended September 30, 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019 and VIVEVE II – U.S. Sexual Function Trial in April 2020.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$10,476	$17,188	$(6,712)	(39)%

Selling, general and administrative expenses totaled $10,476,000 for the nine months ended September 30, 2020, compared to $17,188,000 for the nine months ended September 30, 2019, a decrease of $6,712,000 or approximately 39%. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2020 was primarily due to reduced spending as a result of our overall strategic organizational realignment in 2019 and current economic conditions related to COVID-19.

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

Restructuring costs

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Restructuring costs	$-	$742	$(742)	NM

In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses and prepare the Company for expanded indications for its CMRF technology platform for improved sexual function and stress urinary incontinence in women. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded for the nine months ended September 30, 2019 were approximately $742,000. This restructuring contributed to a reduction in total operating expenses in the second quarter of 2019 as planned and resulted in additional operating cost savings throughout the remainder of the year.

Modification of Series A and B Warrants

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Modification of Series A and B warrants	$1,838	$-	$1,838	NM

In April 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $1.55 per share to $0.61 per share. The Series A and B warrant exercise price adjustment to $0.61 per share from $1.55 per share resulted in the recognition of a modification expense of $1,838,000.

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$668	$3,519	$(2,851)	(81)%

During the nine months ended September 30, 2020, we had interest expense, net of $668,000, compared to $3,519,000 for the nine months ended September 30, 2019, a decrease of $2,851,000, or approximately 81%. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$159	$133	$26	20%

 During the nine months ended September 30, 2020, we had other expense, net, of $158,000, compared to $133,000 for the nine months ended September 30, 2019.

 Loss from minority interest in limited liability company

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$323	$431	$(108)	(25)%

 The Company uses the equity method to account for its investment in ICM. For the nine months ended September 30, 2020, the allocated net loss from ICM’s operations was $323,000, compared to $431,000 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2020 and 2019

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2020, the Company had an accumulated deficit of $215,071,000, cash and cash equivalents of $9,200,000 and working capital of $12,895,000. Additionally, the Company used $12,936,000 in cash for operations in the nine months ended September 30, 2020. Accordingly, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern. However, due to the cost-cutting actions that the Company has taken and the remaining equity financing commitment of $9.7 million from LPC, management believes that this substantial doubt has been alleviated in the current period. Accordingly, we expect to satisfy our estimated liquidity needs for at least 12 months from the date of the issuance of these consolidated financial statements and have mitigated our going concern risk. However, we cannot predict, with certainty, the outcome of our future actions to generate liquidity, including the availability of additional financing.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Net cash used in operating activities	$(12,936)	$(25,862)
Net cash used in investing activities	(403)	(848)
Net cash provided by (used in) financing activities	9,231	6,273
Net decrease in cash and cash equivalents	$(4,108)	$(20,437)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $12,936,000 for the nine months ended September 30, 2020 compared to $25,862,000 used for the nine months ended September 30, 2019. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2020 consisted of a net loss of $17,160,000 adjusted for non-cash expenses including provision for doubtful accounts and write off of accounts receivable of $335,000, depreciation and amortization of $965,000, stock-based compensation of $2,009,000, non-cash interest expense of $394,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $3,000, a loss from minority interest in limited liability company of $323,000, a loss on disposal of property and equipment of $14,000, a noncash charge for the modification of Series A and B warrants of $1,838,000, and cash outflows from changes in operating assets and liabilities of $1,657,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $549,000, a decrease in inventory of $233,000, a decrease in prepaid expenses and other current assets of $683,000, a decrease in other noncurrent assets of $444,000, a decrease in accounts payable $913,000, a decrease in accrued and other liabilities of $2,918,000, and an increase of other noncurrent liabilities of $265,000.

Net cash used during the nine months ended September 30, 2019 consisted of a net loss of $27,709,000 adjusted for non-cash expenses including provision for doubtful accounts of $260,000, depreciation and amortization of $819,000, stock-based compensation of $1,634,000, non-cash interest expense of $1,266,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $4,000, a loss from minority interest in limited liability company of $431,000, a loss on disposal of property and equipment of $93,000 and cash outflows from changes in operating assets and liabilities of $2,660,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $2,638,000, an increase in inventory of $236,000, an increase in prepaid expenses and other current assets of $493,000, a decrease in other noncurrent assets of $40,000, a decrease in accounts payable $2,203,000, a decrease in accrued and other liabilities of $2,566,000, and an increase of other noncurrent liabilities of $160,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $403,000 and $848,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $9,231,000, which was the result of net proceeds of $8,407,000 from exercises of common warrants, proceeds of $1,343,000 from the PPP loan and proceeds of $341,000 from the initial purchase of common shares under the Purchase agreement from LPC, partially offset by transaction costs of $333,000 in connection with the 2020 Warrant Offering, transaction costs of $494,000 in connection with the Purchase Agreement with LPC, and additional transaction costs of $33,000 in connection with our November 2019 Offering.

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

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of September 30, 2020, our contractual obligations were as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
CRG note payable	$5,992	$-	$5,992	$-	$-
Paycheck Protection Program loan	1,364	682	682	-	-
Non-cancellable operating lease obligations	213	213	-	-	-
Total	$7,569	$895	$6,674	$-	$-

In February 2017, we entered into the Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company is also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced in June 2017 and will terminate in May 2021.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 9,893,776 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $4,377,000 as of September 30, 2020.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 19, 2020, as amended on June 18, 2020 and June 27, 2020, for a more complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the three months ended September 30, 2020.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-08, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require measurement and classification of share-based payment awards granted to a customer by applying the guidance in Topic 718. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2020, and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of September 30, 2020, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $9.2 million as of September 30, 2020.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020 and December 31, 2019, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020 and 2019.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer (principal executive officer) and Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2020 (as amended on June 18, 2020 and June 27, 2020), the First Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2020 and the Second Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

Acorn Shares

On September 10, 2020, the Company issued 47,090 shares of its common stock (the “Acorn Shares”) to Acorn Management Partners, L.L.C., an accredited investor, at a price per share of $0.5309, or an aggregate offering price of approximately $25,000, in a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from the sale, as the Acorn Shares were issued as compensation for services rendered under a consulting agreement between the parties and pursuant to the terms set forth in such consulting agreement. The Company did not engage in general solicitation or general advertising with respect to the offering.

Series B Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 1,050 shares of Series B preferred stock in lieu of $1,050,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on September 30, 2020.

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

Dated: November 12, 2020	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Vice President of Finance and Administration (Principal Accounting and Financial Officer)