Form 10-K
period 2020-12-31
VIVEVE MEDICAL, INC.
filed 2021-03-18
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No   ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The Nasdaq Capital Market on such date, was approximately $8,858,275.

Number of shares outstanding of the Registrant’s common stock, as of March 12, 2021: 10,341,716

VIVEVE MEDICAL, INC.

i

Unless otherwise noted, the terms “Viveve”, “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K refer to Viveve Medical, Inc. and its wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

●

If we fail to maintain regulatory approvals and clearances, or if we are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for the Viveve System or any future products we may develop or acquire, including product enhancements, our business and results of operations could be adversely affected.

●

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

●

Clinical trials necessary to support a 510(k) notification, de novo petition or PMA application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing our current product or any modified or new products and will adversely affect our business, operating results and prospects.

●

If the third parties on which we rely to conduct our clinical trials and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain the regulatory clearance or approval which would permit us to commercialize our products.

●

The results of our clinical trials may not support our proposed product claims or may result in the discovery of adverse side effects. Any of these events could have a material adverse impact on our business.

●	The Viveve System may, in the future, be subject to product corrections, removals, or recalls that could harm our reputation, business and financial results.

●

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	We are dependent upon the success of the Viveve System, which has a limited commercial history. If the device fails to gain or loses market acceptance, our business will suffer.

●

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

●	We have limited data regarding the efficacy of the Viveve procedure. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

●

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

●	Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

●	Our success depends on growing physician adoption of the Viveve System and continued use of treatment tips.

●	Our revenue may suffer due to our transition of U.S. sales from a capital equipment sales model to a recurring revenue rental model.

●	We depend on distributors to market and sell the Viveve System internationally. If they are not successful, our marketing and sales efforts will be harmed.

●

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

●

We may not be entitled to forgiveness of our recently received Paycheck Protection Program, or PPP, Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

●

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate technology and develop new products, or our revenue may decline.

●	We outsource the manufacturing and repair of key elements of the Viveve System to a single manufacturing partner.

●

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

●	We rely on a limited number of suppliers and third-party manufacturers, and if they are unable or unwilling to continue to work with us, our business could be materially adversely affected.

●

We forecast sales to determine requirements for components and materials used in Viveve procedures, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

●

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of the Viveve System, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

●	A data breach or cyberattack affecting our devices, information technology systems, or protected data could expose us to regulatory liability and litigation and dilute our brand quality.

●

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

●	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could affect our ability to realize tax benefits from our net operating losses.

●	We have been involved in and may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

●	We are a holding company with no business operations of our own and we depend on cash flow from Viveve, Inc. to meet our obligations.

●

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

PART I

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

As of December 31, 2020, we have a global installed base of 857 Viveve Systems and we have sold approximately 50,100 single-use treatment tips worldwide.

On December 1, 2020, the Company effected a 1-for-10 reverse stock split of all outstanding common stock and preferred stock of the Company. All share numbers, exercise prices for options and warrants and other capitalization information in this Annual Report on Form 10-K is represented on a post-split basis, unless as otherwise indicated.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). Viveve, Inc. is a Delaware corporation that was incorporated in 2005 by Jonathan Parmer, MD, an OBGYN physician, and is a wholly-owned subsidiary of Viveve Medical, Inc. In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System and the Viveve treatment as a way to improve the overall well-being and quality of life of women suffering from urinary incontinence and/or vaginal laxity, depending on the relevant country-specific clearance or approval. We are currently located at 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112 and our telephone number is (720) 696-8100. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

Our Products

The Viveve System

The Viveve System consists of three main components: a radiofrequency (“RF”) generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. return pad, coupling fluid), as well as a cryogen canister that can be used for approximately two to five procedures, and a foot pedal. Physicians or medical practitioners attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired Viveve treatment without further intervention. The treatment is performed in a physician’s office and does not require the use of anesthesia. The tissue remodeling effect resulting from the Viveve treatment has been demonstrated by our pre-clinical and clinical research.

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

Market Overview

Overview of Stress Urinary Incontinence

Urinary incontinence (UI) is the uncontrolled leakage of urine due to the loss of bladder control. Many people live in silence, either because they are embarrassed or because they mistakenly believe that UI is a normal consequence of aging or having children. Only half of these individuals who consider their UI symptoms to be problematic or bothersome will seek consultation or speak to their doctor. The reported prevalence for urinary incontinence in adult women is varied. Based on several published studies, we estimate that approximately 40 million women in the U.S. alone suffer from some form of urinary incontinence. There are four main types of UI: Continuous Incontinence (CI), Stress Urinary Incontinence (SUI), Urge Urinary Incontinence (UUI), and Mixed Incontinence, which is a combination of SUI and UUI.

SUI is defined as the uncontrolled leakage of urine due to sudden or increased intraabdominal pressure caused by activities such as exercising, sneezing, laughing, or coughing. There are two main causes of SUI; urethral hypermobility and intrinsic sphincter deficiency (ISD). Urethral hypermobility is the predominant cause of SUI and is due to weakness in the pelvic floor musculature and soft tissues that cannot stabilize the urethra causing the sphincter muscles to open briefly and leak urine. Based on certain published studies, we estimate that pure SUI is common in approximately 8 million women in the U.S. alone and that UUI or “Urge Urinary Incontinence,” is common in approximately 5 million women in the U.S. and is defined as the sudden urge to urinate with a frequency greater than eight times per 24 hours. We believe approximately 27 million women have a combination of SUI and UUI referred to as mixed incontinence.

Current Treatments for Stress Urinary Incontinence and Their Limitations

The first-line treatment options for SUI and UUI begin with lifestyle changes, continence pessaries, and behavioral and physical therapies. However, based on our survey results, conservative treatment options result in low efficacy rates ranging from 40 to 50% in the United States. UUI patients currently have a wide range of pharmacological options to manage the condition, as well as sacral nerve stimulation devices. SUI, however, lacks sufficient pharmacologic and non-invasive treatments prior to patients seeking highly invasive procedures such as urethral bulking agents, pelvic floor sling surgery or colposuspension. Based on a 2017 patient insurance claims data set for UI, 575,000 patients had documented conservative therapies and 205,000 patients progress to invasive procedures. We believe a large unmet need remains for SUI patients seeking an effective, non-invasive treatment option. According to the published studies, approximately 80% of women with UI are “bothered” and receive no treatment option, equating to approximately 11 million women with predominant SUI who could be candidates for the Viveve treatment.

Overview of Vaginal Laxity and Sexual Function

Vaginal laxity and tissue architecture have often been overlooked as contributing etiological factors to female sexual function. Vaginal laxity can lead to diminished physical sensation during intercourse. This reduction in sensation is often coupled with a reduction in sexual satisfaction, all of which can also impact a woman’s sense of sexual self-esteem and her relationship with her sexual partner.

Vaginal laxity is infrequently discussed in a clinical situation, yet most surveyed OB/GYNs and urogynecologists recognize that it is an underreported, yet bothersome, medical condition that impacts relationship happiness and sexual function. Another survey of OB/GYNs found that vaginal laxity is the most frequent physical change seen or discussed post-vaginal delivery. Additionally, in a survey of women ranging from 25-45 years of age, who had experienced at least one vaginal delivery, approximately half expressed some degree of concern over “looseness” of the vaginal introitus.

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

All women who have given birth vaginally undergo stretching of the tissues of the vaginal opening to accommodate the fetal head. Often the effects are permanent, and many women have long-term physical and psychological consequences, including sexual dissatisfaction. One significant issue is the loosening of the introitus ─ the vaginal opening. This may happen with the first vaginal delivery and can be made worse with subsequent vaginal deliveries. Vaginal laxity can result in decreased sexual pleasure for both women and their partners during intercourse. We believe that this condition is not frequently discussed because women are embarrassed, fear that their concerns will be dismissed or fear that their physicians will not understand. Physicians hesitate to discuss the situation with their patients because historically there has been no safe and effective treatment options. Physicians frequently recommend Kegel exercises. However, these exercises only strengthen the pelvic floor muscles and do not address the underlying cause of vaginal laxity – loss of tissue elasticity. While surgery can be performed to tighten the vaginal canal, the formation of scar tissue from the surgery may lead to painful intercourse and permanent side effects.

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

The Viveve Solution

RF energy has a long history of use in epithelial/mucosal tissue in the pharynx, skin, cornea, and vagina. Additionally, RF devices have been used to treat a variety of health-related concerns, including SUI. We believe our CMRF technology may offer an alternative to existing SUI treatment options. By regenerating collagen around the urethra's bladder neck, our treatment may help stabilize the underlying hypermobility of the urethra. Our innovative and proprietary CRMF procedure may also offer potential benefits and competitive advantages that do not currently exist in the non-invasive treatment market for SUI. Our endovaginal approach to regenerating collagen does not require anesthesia or numbing creams. The cryogen cooling feature protects the vaginal mucosa (surface tissue) while allowing the radiofrequency to heat deeper layers of the tissue (lamina propria) and stimulate collagen regrowth. The procedure typically takes approximately 45 minutes. To perform the procedure, a practitioner attaches the single-use treatment tip to the handpiece. As described above, the return pad is then adhered to the patient’s upper leg to allow a path of travel for the RF current back to the generator. Prior to treatment, the treatment area is bathed in coupling fluid, which is used for conduction and lubrication.

Benefits of the Viveve Treatment

The Viveve treatment provides a number of benefits for physicians and patients:

●

Minimally-Invasive, Non-Ablative Treatment with a Demonstrated History of Safety. The Viveve System has been tested in pre-clinical tissue studies and has been used to treat over 500 clinical study patients. To date, we estimate that physicians have treated over 25,000 patients. The procedure is non-invasive and offers a treatment option with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal, sub-mucosal tissue, or any extra vaginal tissues or require any form of anesthesia.

●

Single Treatment. The Viveve treatment is normally performed in a medical office setting as a single treatment that takes approximately 45 minutes to complete depending on the indication being treated. Our studies have shown that the clinical effect from our procedure occurs within one to three months and patients continue to report improvement over a period of six months following treatment. In addition, the Viveve treatment maintains its effect for at least 12 months, based upon currently available data from our clinical studies.

●

Compelling Physician Economics. We believe that in an era of declining government and insurance reimbursement, many physicians are seeking to add effective and safe, self-pay procedures to their practices. The Viveve treatment can be easily adapted into many physician practices and offers compelling per-procedure economics for the physician.

●

Ease of Use. The Viveve System offers an easy-to-use, straightforward user interface that allows a trained physician or nurse (where permitted by law) to perform the treatment in approximately 45 minutes depending on the indication being treated. It provides real-time feedback, and the patient can be monitored during the treatment. The handpiece and single-use treatment tip are designed with a small profile for accurate placement during treatment, comfort, and ease of use.

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Broadening the Conditions we Treat through Robust Clinical Trials and Regulatory Label Expansion. In addition to clearances/approvals in many international countries for improvement of vaginal laxity and/or sexual function, we are conducting a pivotal U.S. clinical trial in SUI. If successful, we intend to submit for regulatory clearance/approval in the U.S. and abroad for the improvement of stress urinary incontinence. (See discussion under the heading “Clinical Studies”)

●

Increasing the Number of Installed Base of Viveve Systems. In our existing markets, we plan to (i) expand the number of Viveve Systems by leveraging our new business model, current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permissible by law, and (ii) expand our efforts and obtain regulatory approvals in additional markets, although there are no assurances that we will ever receive such approvals.

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

●

Investing in Intellectual Property and Patent Protection. We will continue to defend and invest in expanding our intellectual property portfolio, and we intend to file for additional patents to strengthen our intellectual property rights. Areas in which we may pursue additional patent protection include, but are not limited to, redesign of certain system components, disposable components and software algorithms. We believe that our intellectual property rights protect our position as the exclusive provider of a vaginal laxity treatment using monopolar RF technology in the U.S. and in many other countries. (See discussion under the heading “Patents and Proprietary Technology”)

Our Customers

To date, we have focused our commercial efforts in markets where we have received regulatory clearances/approvals. Within each market, we target thought leaders across multiple specialties in order to increase awareness of the conditions we treat and accelerate patient acceptance of Viveve’s treatments. Currently we target a broad number of physician specialties, with a primary focus on OBGYNs, Urogynecologists, and Urologists with a secondary focus on aesthetic and functional medicine practices.

Through our direct sales employees, and distributors, we currently target physicians who have a demonstrated commitment to building a high-volume, non-invasive treatment business within their practice. As sales of our product continue to expand globally, we intend to continue to utilize distribution partners in most countries.

Sales and Marketing

United States

In October 2016, we received clearance from the FDA to sell the Viveve System for use in general surgical procedures for electrocoagulation and hemostasis. From January 2017 through May 2019, the Company relied on a traditional capital sales model, including selling the Viveve Systems and disposable treatment tips. In June of 2019, the Company transitioned to a recurring revenue rental model, where we lease the Viveve System to customers instead of selling it to them. The Company believes that the change in business model lowers the barrier to entry for physicians to adopt the procedures, shortens the sales cycle and improves the cost effectiveness of each sale. At the end of 2020, we had 2 direct sales representatives and 2 contracted representatives covering the United States. In 2021, we plan to continue to expand our direct sales efforts under the new business model to achieve broader reach throughout the United States.

International

We currently market and sell the Viveve System, including the single-use treatment tips, in several countries internationally. At the present time, trained direct sales employees and distribution partners represent Viveve and its products mainly in Canada and the Asia Pacific region.

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

Clinical Studies

We have completed several pre-clinical and human clinical studies in vaginal tissue to assess the safety and efficacy of the Viveve treatment in vaginal laxity/female sexual function (FSD) and SUI. These include an FSD trial under IDE in the U.S. (VIVEVE II) and, an international trial in Canada for SUI (LIBERATE-International). Currently, we are conducting an IDE clinical study in the U.S. for SUI (PURSUIT). While we believe that our pre-clinical and human clinical studies have, and will, show that the Viveve System and the Viveve treatment have a strong safety profile and are effective, there is risk that the FDA will not agree with this assessment. Notwithstanding the safety in trials to date of the Viveve System, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

Clinical trials are time-consuming and expensive, and may produce results that do not result in FDA clearance or approval of our FDA marketing application in the U.S. for SUI. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of SUI, we will be unable to promote it in the U.S. for that indication, and the ability to grow our revenues may be adversely affected. Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with the Viveve System to surgery or treatment with other therapies. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase the Viveve System. If we decide to pursue additional studies in the future, such studies could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, the Viveve procedure may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

Pre-clinical Studies

In 2010, in collaboration with West Virginia University, we conducted an animal study in sheep to assess the safety, and further understand the mechanism of action, of the Viveve treatment. The vaginal introitus of five parous sheep were treated once with the Viveve System using a variety of energy levels (75−90 Joules/cm2). Each sheep then underwent serial vaginal biopsies immediately after treatment, at approximately one week, and at one, three and six months (4-5 samples per occurrence). Control biopsies were also obtained from three untreated parous sheep. We examined the vaginal mucosa and underlying connective tissue for thermal changes and subsequent tissue responses over a six-month period through light microscopic examination of hematoxylin and eosin (“H&E”) stained slides that were reviewed by pathologists who were blinded as to the treated and untreated sheep.

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

In response to the inconclusive results reported in July 2019 from the Company’s LIBERATE-International SUI trial conducted in Canada (aimed at supporting SUI indications in Canada, the European Union and several other international countries), Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The GLP study was initiated in June 2020 following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only tip (“Old” sham treatment used in previous LIBERATE-International SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of α-smooth muscle actin, or α-SMA, staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

The positive preclinical findings demonstrated, as reported in August 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham tips demonstrated meaningful tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. We believe that the positive in-vivo preclinical study validates our new inert sham tip for use in the U.S. pivotal PURSUIT trial.

Clinical Studies – Stress Urinary Incontinence

Canadian Pilot Study

In 2017, Viveve funded a single-arm investigator sponsored study to assess the effects of our CMRF technology in treating patients with mild-to-moderate SUI. The study was conducted in Calgary, Alberta and included 10 patients who underwent treatment with our CMRF technology under a proprietary treatment protocol. Patients were followed for 12 months with safety and clinical results reported at 4, 6, 9 and 12-months post-treatment. Clinical results included composite scores from the validated ICIQ-UI-SF (International Consultation on Incontinence Questionnaire–Urinary Incontinence-Short Form) and UDI-6 (Urogenital Distress Inventory-Short Form) outcome questionnaires.

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

Canadian Feasibility Study

In December 2018, we reported the results of a Viveve supported, single-arm, open label feasibility study that was conducted to evaluate the efficacy and safety of our CMRF technology to improve urine leakage and quality of life associated with SUI. The study was conducted in Calgary, Alberta and included 37 patients who underwent treatment with our CMRF technology under a proprietary treatment protocol. Patients with mild to moderate SUI were treated with our proprietary treatment protocol and followed for 12 months with safety and clinical results reported at 3, 6, 9 and 12-months post-treatment. Clinical results included evaluation of the one-hour pad weight test, an FDA acceptable endpoint to assess the severity of and leakage associated with SUI, daily incontinence episodes, as well as composite scores from the validated UDI-6, IIQ-7 (Incontinence Impact Questionnaire), and ICIQ-UI-SF outcome questionnaires.

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

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s CMRF treatment and a cryogen-only sham to an inert sham treatment for the improvement of SUI in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and were assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months from the initial 3-month design.

Final results were reported in August 2020, and showed the primary efficacy endpoint (i.e., change from baseline in the standardized 1-hour Pad Weight Test at five months post treatment) was positively achieved. The median change from baseline in the active CMRF treatment group (N=13) and the cryogen-only sham treatment group (N=12) was -9.5 grams and -6.8 grams respectively, as compared to -4.4 grams in the inert sham treatment group (N=11). The study also assessed several secondary endpoints but showed no differentiation between groups. No device-related safety issues were reported. The meaningful separation demonstrated between the CMRF treatment arm and the inert sham arm in the feasibility study is believed to help provide confidence in the potential to achieve positive separation between the two treatment arms in the ongoing U.S. pivotal PURSUIT trial.

PURSUIT – U.S. SUI Trial

The Company received FDA approval of its investigational device exemption (IDE) application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and subject enrollment is underway.

PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 female subjects with moderate SUI at up to 30 study sites in the U.S. Randomized in a 2:1 ratio for active and sham treatments, subjects in the active treatment arm (260 subjects) will receive CMRF treatment, while subjects in the control arm (130 subjects) will receive the Company’s new inert sham treatment.

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure. The study also includes several secondary endpoints, including: proportion of patients who experience greater than 50% reduction in urine leakage on the standardized 1-hour Pad Weight Test at three and six months post-treatment, percentage change from baseline in the 1-hour Pad Weight Test at three, six and 12 months, percent of subjects with no incontinence episodes at three, six and 12 months post treatment as assessed with the three-day bladder voiding diary, and change from baseline in the MESA Questionnaire (Medical, Epidemiologic and Social Aspects of Aging), Incontinence Quality of Life (I-QOL), Patient Global Impression of Improvement (PGI-1) Questionnaire, and International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF). Subject safety will be monitored throughout the study.

Clinical Studies – Vaginal Laxity and Female Sexual Function

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

VIVEVE II U.S. Sexual Function Trial

In 2020, we completed the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study, which was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the Company’s cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in the total Female Sexual Function Index (FSFI) at 12 months. Although there was substantial improvement in the total FSFI score from baseline to the final 12-month follow-up in the active and sham groups indicating a significant treatment effect, there was not sufficient separation from the sham treatment group to achieve statistical significance.

The study included 220 subjects that successfully completed 12-month follow-up. Subjects were randomized in a 1:1 ratio for the active (N=114) and the sham (N=106) treatments at 17 clinical sites in the United States. Mean change in the total FSFI score at 12 months for the active group was 10.0 (12-month score of 27.9) and the mean change for the sham group was 9 (12-month score of 27.3), a difference of 0.6 (p=0.5). A total of 65.8% active and 63.2% sham achieved an FSFI > 26.5 at 12 months. There were no serious device-related adverse events reported. The treatment groups were well balanced, and the number of subjects lost to follow-up was as expected. No subjects dropped out due to an adverse event.

The Company has completed its final study report in December 2020, and due to the trial’s outcome, we do not currently intend to pursue a female sexual function or vaginal laxity label in the U.S. at this time.

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

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2020 and 2019 were $5,125,000 and $8,590,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of contract manufacturers, approved suppliers and internal manufacturing resources and expertise. We outsource the manufacture of components, subassemblies and finished products that are produced to our specifications and shipped to our Englewood, Colorado facility for inspection, testing and distribution. Our internal manufacturing activities include the testing of Viveve treatment tips and handpieces, as well as the final integration and system testing of the Viveve System. Our finished products are stored at and distributed from our Englewood, Colorado facility or from our contract manufacturer’s location in Fredrick, Colorado, which is expected to move to Watertown, South Dakota during the second quarter of 2021.

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

Our first generation Viveve system which consists of a generator, handpiece and disposable tip was designed and is currently manufactured by Stellartech Research Corporation (“Stellartech”). Stellartech is the sole source supplier for this version of the Viveve system. We have manufacturing, quality and regulatory agreements with Stellartech that define the relationship and responsibilities of both parties in these areas. We also have technology licenses with Stellartech that are discussed in the Patents and Proprietary Technology section of this document.

Our second generation Viveve system consists of a generator and handpiece designed and manufactured by Spartronics Corporation (“Spartronics” formerly known as “Sparton”), and a disposable treatment tip designed and manufactured by Cirtec Corporation (“Cirtec”). Both Spartronics and Cirtec are sole source suppliers for their respective components. We have a Professional Services Agreement with Spartronics that governs the design and development relationship and a Manufacturing and Supply Agreement that defines our manufacturing, shipping and servicing relationship. We manage our relationship with Cirtec with long range (12 month) forecasts and purchase orders. As of December 2020, Cirtec was cleared to serve as a second source supplier for the first generation treatment tips.

In addition to our primary system suppliers, we also have critical suppliers at the component level. We obtain proprietary flexible electronic circuits for our treatment tips and the coolant valve for the handpiece from single suppliers (AllFlex and Lee Valve Co.), for which we attempt to mitigate risks through inventory management and either long term supply agreements or 12 to 18-month purchase orders. We currently have two sterilization vendors to mitigate risks. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. Our suppliers periodically complete reviews of electronic components for any that are near end of life. If any are found to be near end of life, we initiate a last time buy to purchase enough of the components to complete the anticipated builds that require the component. To date, shipments of finished products to our customers have not been significantly delayed due to material delays in obtaining any of our components, subassemblies or finished products.

We are required to manufacture our product in compliance with Title 21 of the Code of Federal Regulations Part 820 (“21 CFR 820”) enacted by the FDA (known as the Quality System Regulation or QSR). 21 CFR 820 regulates the methods and documentation relating to the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. We maintain quality assurance and quality management certifications to enable us to market our product in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. These certifications include EN ISO 9001:2015 and CAN/CSA ISO 13485:2016. We are also required to maintain our product registration in a number of other foreign markets such as Canada.

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

We generally offer a one-year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary. We also sell a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Warranties are assessed for proper revenue recognition.  Most warranties are classified as assurance type warranties thereby allowing immediate recognition of revenue with accrual for estimated future warranty expenses. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2020 and 2019.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 5 issued U.S. patents directed to our technology and the Viveve System. Additionally, as of March 12, 2021, we have 8 pending U.S. patent applications, 75 issued foreign patents, including patents that may have lapsed, and 12 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

U.S. Patents		Foreign Patents
Issued	Pending	Issued	Pending
5	8	75	12

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

Edward Knowlton Licensed Patents

On February 10, 2006, Viveve, Inc. entered into an Intellectual Property Assignment and License Agreement with Edward W. Knowlton (“Knowlton”), as amended on May 22, 2006 and July 20, 2007 (collectively, the “Knowlton IP Agreement”), pursuant to which Knowlton granted to Viveve, Inc. an exclusive, royalty-free and perpetual worldwide sublicense to certain intellectual property and technology licensed to Knowlton from a third party, including rights to several patents and patent applications owned by Thermage, Inc. outside the field of contraction, remodeling and ablation of the skin through and including (but not beyond) the subcutaneous fat layer below the skin (collectively, the “Knowlton Licensed IP”). The sublicense under the Knowlton Licensed IP is fully-paid, transferable, sublicensable and permits us to make, have made, use, sell, offer for sale and import any product or technology solely for use in the field of transmucosal treatment of the vagina or vulva (the “Field”) and to practice any process, method, or procedure solely in the Field. The Knowlton IP Agreement also assigns to us all technology and related intellectual property rights owned by Knowlton for the development and commercialization of devices, including any improvements, in the Field (the “Knowlton Assigned IP”). We are obligated to file and reasonably prosecute any patent applications that include a description of the Knowlton Assigned IP as prior art and maintain all patents included in the Knowlton Assigned IP, at our expense. In consideration of the sale, assignment, transfer, release and conveyance and other obligations of Knowlton under the Knowlton IP Agreement, Viveve, Inc. issued 20,000 shares of our common stock to Knowlton and agreed to engage the consulting services of Knowlton.

Also, on February 10, 2006, Viveve, Inc. entered into a Consulting Agreement with Knowlton (“Knowlton Consulting Agreement”), pursuant to which Knowlton assigned all rights to any inventions and intellectual property developed during the course of providing consulting services in the Field during the term of the agreement. Unless earlier terminated pursuant to the provisions described therein, the term of the Knowlton Consulting Agreement continued until the earlier to occur of (i) the date that is six months after the closing of an initial public offering of Viveve, Inc.’s stock; or (ii) the acquisition by a third party of all or substantially all of the business or assets of Viveve, Inc., whether by asset or stock acquisition, merger, consolidation or otherwise. The agreement could be renewed only upon the mutual written agreement of the parties prior to its expiration. The Knowlton Consulting Agreement expired by its terms on September 23, 2014. The assignment of the intellectual property developed during the term of the Knowlton Consulting Agreement survives termination.

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. As of December 31, 2020, the Company has purchased 855 units. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock Under the Stellartech Agreement, we paid Stellartech $1,051,000 and $4,889,000 for goods and services during the years ended December 31, 2020 and 2019, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

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

In December 2008, a predecessor company to Viveve received 510(k) clearance for a previous version of the Viveve System. Since then, we have made design modifications to the original 510(k)-cleared device. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k)-cleared device, which included improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis. In 2017 we received clearance to add an 8 cm tip to the product family. The second generation Viveve 2.0 System was cleared by FDA under 510(k) on June 12, 2019 with no change to the intended use or indication from the original first generation Viveve System.

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

We intend to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve SUI by utilizing the direct de novo process. However, we cannot predict when or if approval of such a petition will be obtained. In addition, if FDA fails to grant a de novo petition, we will be required to seek FDA premarket approval (via the more stringent PMA process). Delays in receipt of FDA clearance or failure to receive FDA clearance or approval for expanded indication could reduce our sales, profitability and future growth prospects.

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

The Company received FDA approval of its investigational device exemption (IDE) application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and subject enrollment is underway. PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 female subjects with moderate SUI at up to 30 study sites in the U.S. Randomized in a 2:1 ratio for active and sham treatments, subjects in the active treatment arm (260 subjects) will receive CMRF treatment, while subjects in the control arm (130 subjects) will receive the Company’s new inert sham treatment.

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure.

In 2020, we completed the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study, which was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company’s cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in the total Female Sexual Function Index (FSFI) at 12 months.

The Company has completed its final study report in December 2020, and due to the trial’s outcome, we do not currently intend to pursue a female sexual dysfunction or vaginal laxity label in the U.S. at this time.

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

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solutions are unique and offer a more effective treatment options from that which is on the market currently, we also believe that the market for the treatment of SUI remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes further developed with additional treatment options. Aside from Kegel exercises and invasive surgical procedures, such as LVR, fillers, bulking agents, slings, and mesh there are many companies that may be developing or that have developed energy-based technologies for vaginal use as well as others developing modalities for the treatment of SUI. Further, the overall size and attractiveness of the market may compel larger companies focused in the Urology, OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these indications. Potential energy-based competitors include, but are not limited to, Innova, Inmode, BTL, Cynosure, Yarlap, Fotona, Syneron, Thermi Aesthetics, Cutera, and others, some of whom have more established products and customer relationships than we have.

Human Capital Resources

As of March 12, 2021, we had 42 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

If the FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device and/or its indication, the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the de novo process. The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device.   Our plan is to seek FDA authorization to market the Viveve System for the treatment of SUI by utilizing the direct de novo process. However, we cannot predict when or if such de novo classification will be obtained. If FDA fails to reclassify the device pursuant to the de novo process, we will be required to seek FDA premarket approval (via the more stringent PMA process) for the Viveve System, which will be extremely costly and very time-consuming, often taking as long as several years. Delays in receipt of FDA clearance or approval or failure to receive FDA clearance or approval could adversely affect our business, results of operations and future growth prospects.

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the FDCA and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the use of any of our marketed medical device products outside of their approved or cleared indications, and that our website, advertising promotional materials and training methods may not promote or encourage unapproved uses. The Viveve System is currently indicated for use, and being marketed for use, in general surgical procedures for electrocoagulation and hemostasis in the United States. The device has not been cleared or approved for use for SUI, vaginal laxity, to improve sexual function, or for vaginal rejuvenation in the United States. Therefore, we may not provide information to physicians or patients that promote the Viveve System for SUI, vaginal laxity, to improve sexual function, or for vaginal rejuvenation.  Note, however, that the FDA does not generally restrict physicians from prescribing products for off-label uses (or using products in an off-label manner) in their practice of medicine. We are also permitted to engage in non-promotional scientific exchange in response to unsolicited questions by physicians about our products. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring action to prevent us from distributing our devices for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve or clear other products in our pipeline such as clearance or approval to treat SUI, the withdrawal of an approved product from the market, product recalls, fines, disgorgement of profits, operating restrictions, injunctions or criminal prosecutions. Any of these adverse regulatory actions could result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business.

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

Clinical trials necessary to support a 510(k) notification, de novo petition or PMA application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing our current product or any modified or new products and will adversely affect our business, operating results and prospects.

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

Finally, even if our clinical trials receive IDE approval from FDA, this does not guarantee that FDA will find our clinical trial data sufficient to support an application for FDA clearance or approval.  For example, after submitting an application to FDA, the agency may raise questions during the review process regarding the clinical trial data, including those related to clinical trial design considerations.  If FDA has questions regarding the clinical study design or clinical trial results, FDA may issue an Additional Information (“AI”) request to Viveve as part of the review process. If FDA issues an AI request, FDA’s review clock is stopped until Viveve provides information responsive to FDA’s requests.  An AI request may delay the process for obtaining FDA clearance or approval.  Further, if FDA ultimately does not find Viveve’s clinical trial design or clinical data to be sufficient to support the safety and efficacy of the Viveve System for proposed indication, there is a risk that FDA may not grant clearance or approval of our application.

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

For example, in April 2020, we reported the topline results of our VIVEVE II clinical trial consisting of a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company's proprietary, CMRF technology for the improvement of sexual function in women following vaginal childbirth. The data showed that the VIVEVE II study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total Female Sexual Function Index (FSFI) score at 12 months.

We continue to advance our clinical development program in stress urinary incontinence (SUI) and conducted a short-term feasibility study under an Investigational Testing Application approved by the Canadian Ministry of Health. The feasibility study is a single-blind, three-arm, five-month study to compare Viveve's CMRF treatment and a cryogen-only sham to an inert sham treatment in order to capture short-term safety and effectiveness data on use of the Viveve System for the improvement of SUI in women. In August 2020, we reported results from the study in which the primary efficacy endpoint, change from baseline in the standardized 1-hour Pad Weight Test at five months post treatment, was positively achieved.

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

As of December 31, 2020, our cash and cash equivalents were $6.5 million. We expect that our cash and cash equivalents, including the Company’s January 2021 Offering for net proceeds of $25.2 million and the remaining equity financing commitment of $9.7 million from LPC, will be sufficient to fund our current operations through at least March 31, 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial statements have been prepared assuming that our Company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception. We have an accumulated deficit of approximately $219.8 million, cash and cash equivalents of $6.5 million and working capital of $8.6 million as of December 31, 2020. Additionally, the Company used $15.2 million in cash for operations in the year ended December 31, 2020. These factors raise substantial doubts about our ability to continue as a going concern and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements.

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

In 2012, we began marketing the Viveve System (radiofrequency generator, handpiece and single-use treatment tips) and other ancillary consumables, in Canada, Hong Kong and Japan. Since then, we have expanded our market to a total of 51 countries, including the United States. Our continued success depends on our ability to significantly penetrate current or new markets. If demand for the Viveve System and Viveve treatment does not expand in new markets or does not increase in existing markets as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

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

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform general surgical procedures for electrocoagulation and hemostasis, laser vaginal rejuvenation, or LVR, surgery or vaginoplasty and thus may decide not to purchase, or to delay the purchase of, the Viveve System. If we are unable to achieve continued market penetration, we will be unable to compete effectively, and our business will be harmed.

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

Current reported studies of Viveve’s CMRF technology have investigated improvement in vaginal laxity, sexual function and SUI, where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. Since 2014, we conducted several randomized, blinded and sham-controlled clinical trials in Europe and Canada designed to demonstrate the efficacy of the Viveve procedure versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function. In 2019, we reported clinical results for a randomized, double-blind, sham-controlled study conducted in Canada evaluating patients suffering from mild-to-moderate SUI. Statistical significance was not achieved on the primary endpoint of mean change from baseline on the one-hour Pad Weight Test at six months post-treatment compared to the control group, nor was statistical significance achieved for the exploratory endpoints. In April 2020, we reported the topline results of our VIVEVE II clinical trial consisting of a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company's proprietary, CMRF technology for the improvement of sexual function in women following vaginal childbirth. The data showed that the VIVEVE II study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total Female Sexual Function Index (FSFI) score at 12 months. In July 2020, the Company received FDA approval of its IDE application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women, as well as FDA approval of requested amendments to the IDE protocol in December 2020. PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 subjects at up to 30 study sites in the U.S.

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

Developing and promoting our CMRF technology in additional countries for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval to market the Viveve System in the U.S. for the treatment of vaginal laxity, sexual function, or stress urinary incontinence. We intend to seek clearance or approval for stress urinary incontinence from the FDA to expand our marketing efforts and have engaged with the FDA to help improve our likelihood of success. However, because the topline results from our VIVEVE II clinical trial did not meet the primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total Female Sexual Function Index (FSFI) at 12 months, we no longer intend to pursue a sexual function or vaginal laxity label in the U.S.  We cannot predict whether we will receive clearance or approval for SUI. The FDA has required us to conduct clinical trials to support regulatory clearance or approval, which trials are time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA marketing application. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of stress urinary incontinence, we will be unable to promote it in the U.S. for that indication, and the ability to grow our revenues may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

As of December 31, 2020, we have incurred losses since inception of approximately $219.8 million. In 2020 and 2019, we incurred losses of $21.9 million and $42.5 million, respectively. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

Our historical operating performance has limited our ability to determine the proper sales or lease prices for the Viveve System and the single-use treatment tips. Establishing appropriate pricing for our capital equipment and components has been challenging because there have not existed directly comparable competitive products. We may experience similar pricing challenges in the future as we enter new markets or introduce new products, which could have an unanticipated negative impact on our financial performance.

If there is not sufficient patient demand for our treatments, practitioner demand for the Viveve System could drop, resulting in lower revenue and unfavorable operating results.

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

Some of our target physician customers already own self-pay device products. Our ability to grow our business and convince physicians to purchase or rent a Viveve System depends on the success of our sales and marketing efforts. Our business model involves both an equipment rental or purchase and continued purchases by our customers of single-use treatment tips and ancillary consumables. This may be a novel business model for many potential customers who may be used to competing products that are exclusively capital equipment, such as many laser-based systems. We must be able to demonstrate that the cost of the Viveve System and the revenue that the physician can derive from performing procedures using it are compelling when compared to the cost and revenue associated with alternative products or therapies. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive procedures. If we are unable to increase physician adoption of our device and use of the treatment tips, our financial performance will be adversely affected.

Our revenue may suffer due to our transition of U.S. sales from a capital equipment sales model to a recurring revenue rental model.

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

Sales outside the U.S. accounted for 54%, 44% and 27% of our revenue during the year ended December 31, 2020, 2019 and 2018, respectively. International sales are subject to a number of risks, including:

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

● As announced on March 30, 2020, to help slow the spread of COVID-19, most of our employees have been operating under a work from home policy in accordance with guidance issued by the Centers for Disease Control and Prevention, or CDC, the World Health Organization, or WHO, and state and local authorities. As such, our sales representatives are not visiting provider offices, which we believe is a necessary step to help protect patient health and facilitate providers’ attention to direct patient care during this challenging situation. As a result, our commercial operations have been adversely impacted and will continue to be impacted for the duration that our sales representatives are unable to continue their normal operations.

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

● The trading prices for our common stock and other medical device companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

As a result of the COVID-19 pandemic, our commercial activities, manufacturing operations and clinical development progress, data and timelines, and general business operations, could be delayed or materially harmed, and our business, prospects, financial condition, and results of operations would suffer as a result.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program, or PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received proceeds of approximately $1.343 million from a loan under the CARES Act PPP, a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. In October 2020, the Company was notified that the terms of its PPP Loan have been modified. The amount of time that the Company has to spend the proceeds of the PPP Loan, or the covered period, has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months from the funding date) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. A portion of the PPP Loan may be forgiven by the Small Business Administration, or SBA, upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and pursuant to the Note Agreement, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Under the CARES Act, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the CARES Act PPP. At the time that we had made such certification, we had missed more than one payroll payment for our employees and entered into the Funding Agreement in order to assist us with making such payroll payments, and could not predict with any certainty whether we would be able to raise the necessary financing to support continued operations, including, but not limited to, making such payroll payments. Our situation has subsequently improved, as a result of, among other things, our closing of two registered direct offerings in June 2020, and as a result of the funds that we received from the PPP Loan. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and was subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

We currently have limited sales and marketing resources or experience and failure to build and manage a sales force or to market and distribute the Viveve System effectively could have a material adverse effect on our business.

Our sales and marketing organization is structured so that we rely on a direct sales force to sell the Viveve System in the United States. However, in the first quarter of 2019, we reorganized and reduced the number of direct sales reps selling our products. Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions in the second quarter of 2020, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI. These corporate actions included an approximate two-thirds reduction of the direct sales organization. We believe our reorganization in 2019 and the operational changes implemented in 2020 related to the COVID-19 crisis will help reduce our operating expenses. We do not currently anticipate making any significant changes to our international distribution network.

Our reorganization and other operational changes may not have the desired effect of reducing our operating expenses and may result in a disruption to our business, adversely affect our sales and marketing organization and make it more difficult to retain qualified personnel. In addition, our management may divert a disproportionate amount of time away from its day-to-day activities to devoting a substantial amount of time to managing the reorganization which may increase our expenses. Our future financial performance and ability to compete effectively will depend, in part, on our ability to effectively manage the reorganization and future growth. To that end, we must be able to:

●	hire qualified individuals as needed;
●	provide adequate training for the effective sale of our device; and
●	retain and motivate sales employees.

We may not be able to accomplish these tasks, which could harm our financial results and have a material adverse effect on our business.

Competition among providers of devices for the medical device and aesthetics markets is characterized by rapid innovation, and we must continuously innovate technology and develop new products, or our revenue may decline.

While we attempt to protect our technology through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with our products. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there may be other companies employing competing technologies which claim to have a similar clinical effect to our technology. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat vaginal laxity, sexual function, and SUI competitors may enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our innovations, or create their own. Consequently, we believe that we will have to continuously innovate and improve our technology or develop new products to compete successfully. If we are unable to develop new products or innovate successfully, the Viveve System could become obsolete and our revenue will decline as our customers purchase competing products.

We outsource the manufacturing and repair of key elements of the Viveve System to manufacturing partners.

We outsource the manufacture and repair of our first generation Viveve System to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech or any future manufacturing partner fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. As of the date of this report, the development and manufacturing agreement under which Viveve and Stellartech operate has expired without any subsequent extension or renewal by the parties and the minimum conditions to the licenses granted therein have not been satisfied by us. Viveve and Stellartech are working towards entering into a new Terms and Conditions of Supply and Service Agreement, however our manufacturing operations could be adversely impacted if we are unable to enforce Stellartech’s performance under any agreement, or enter into a new agreement with Stellartech, or a potential new manufacturer, if necessary, upon favorable terms or at all.

We outsource the manufacture and repair of our second generation Viveve System to a single contract manufacturer, Spartronics. If Spartronics’s operations are interrupted or if Spartronics is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Spartronics has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, Spartronics is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Spartronics or any future manufacturing partner fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. Viveve and Spartronics operate under a manufacturing and supply agreement, however our manufacturing operations could be adversely impacted if we are unable to enforce Spartronics’s performance under this agreement, or enter into a new agreement with Spartronics, or a potential new manufacturer, if necessary, upon favorable terms or at all.

We outsource the manufacture and repair of our single-use treatment tips to Cirtec. If Cirtec’s operations are interrupted or if Cirtect is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Cirtec has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair the single-use treatment tips. In addition, Cirtec is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Cirtec or any future manufacturing partner fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. Viveve and Cirtec operate under long term forecasts and purchase orders, however our single-use treatment tip manufacturing operations could be adversely impacted if we are unable to enforce Cirtec’s performance or enter into a new agreement with a potential new manufacturer, if necessary, upon favorable terms or at all.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

The single source supply of each generation of the Viveve System from Stellartech and Spartronics could not be replaced without significant effort and delay in production. Also, several other components and materials that comprise our device are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and we rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture the Viveve System until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

Our cooling module relies upon a hydrofluorocarbon, or HFC, called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries. Since 2007, European Union directives aimed at the automotive industry require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. In anticipation of future restrictions, we have qualified a more environmentally friendly HFC (1234ZE) for use in our generators. We do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs. However, the impending restrictions on HFCs have reduced their current availability, as suppliers have less of an incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a and 1234ZE, which could impair our ability to manufacture our device and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and, therefore, subject to significant shipping surcharges that may negatively impact profit margins.

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

In the U.S., we only sell the Viveve System to licensed physicians who have met certain training requirements. However, current federal regulations will allow us to sell our device to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, the Viveve System may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of the Viveve System by non-physicians.

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

Third parties may also try to sell the Viveve System and its consumable products on a secondary market, which would remove Viveve’s ability to track the products. If prior to or after being sold on the secondary market, the Viveve System or its consumable products are misused or modified by a third party, Viveve could be subject to liability. If this happens, we could be subject to reduced sales, product liability claims, inability to obtain sufficient insurance coverage in the future and damage to our reputation.

A data breach or cyberattack affecting our devices, information technology systems, or protected data could expose us to regulatory liability and litigation and dilute our brand quality.

Our information technology systems and the Viveve System, like other medical devices with software that may be accessible in some manner to users, are vulnerable to security breaches, cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also collect, manage, and process protected personal information, including health information, in connection with our operations. A significant breach, attack, or other disruption could result in adverse consequences, including increased costs and expenses, regulatory inquiries, litigation, problems with product functionality, reputational damage, lost revenue, and fines or penalties. We invest in systems and technology and in the protection of our products and data to reduce the risk of an attack or other significant disruption. However, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to our information technology systems and the Viveve System. Additionally, Viveve products have no WiFi nor do they contain a receiver or transmitter, dramatically reducing the risk of a cyberattack. However, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to our information technology systems and the Viveve System.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. While we have employment contracts with our Chief Executive Officer and our Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer), these officers and other key employees may terminate their employment at any time. The loss of any senior management team members could weaken our management expertise and harm our business.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2020, we had federal and state net operating loss carryforwards, or “NOLs”, of approximately $95.4 million and $20.2 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code”, a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from past ownership changes, including in connection with this offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act, the “Tax Act”, the amount of future NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any future NOL to prior taxable years, while allowing unused future NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for the Viveve System, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Viveve treatment. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 5 issued U.S. patents. Additionally, as of March 12, 2021, we have 8 pending U.S. patent applications; 75 issued foreign patents, including patents that may have lapsed; and 12 pending foreign patent applications. Some of the Viveve System’s components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

As of March 12, 2021, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 1.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

In general, under Rule 144, a non-affiliated person who has held restricted shares of our common stock for a period of six months may sell into the market all of their shares, subject to the Company being current in our periodic reports filed with the SEC.

We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future, except the cumulative dividend payable on our Series B Preferred Stock, which could reduce a return in your investment in us. We intend to retain any earnings to develop, carry on, and expand our business. In addition, the terms of the indebtedness of our existing credit facility also restrict us from paying cash dividends to stockholders under some circumstances. The terms of our Series B Preferred Stock also provide that we may not pay dividends on our common stock without concurrently declaring dividends on each. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates.

CRG has the right to acquire a significant percentage of our stock upon conversion of its Series B Preferred Stock and exercise of its warrants and is able to exert significant control over matters pursuant to the protective provisions therein as well as the covenants and other restrictions in the Loan Agreement.

Affiliates of CRG LP, or collectively CRG, has the right to acquire approximately 46% of our outstanding common stock on a fully-diluted basis, subject to stockholder approval to authorize a sufficient number of common stock, Nasdaq stockholder approval requirements and beneficial ownership restrictions contained in the Series B Certificate of Designation and warrants held by CRG. Even though Series B Preferred Stock is non-voting stock, and has beneficial ownership restrictions, the Series B Certificate of Designation has protective provisions that will require CRG’s consent to perform certain significant company events. For example, CRG's consent would be necessary to amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock. CRG may have interests different than yours. For example, CRG may want us to pursue strategies that deviate from the interests of other stockholders.

The Series B Preferred Stock has a liquidation preference to our common stock.

Series B Preferred Stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of the warrants). As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to approximately $35.82 million plus any unpaid dividend from any such transaction before any amount is paid to the holders of our common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

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

On April 21, 2020, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market and granting us time until December 28, 2020 to regain compliance. On December 1, 2020, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on December 1, 2020 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on December 2, 2020. Following our reverse stock split described above, on December 16, 2020, we were notified by Nasdaq that as of December 15, 2020, it had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement.

On May 4, 2020, Karen Zaderej resigned from our board of directors. Ms. Zaderej was an independent director and a member of the audit committee of the board of directors, and as a result of her resignation, we no longer complied with Nasdaq’s majority independent board requirements because a majority of the board of directors was not comprised of independent directors, and Nasdaq's audit committee requirements because our audit committee was not comprised of at least three independent directors. In accordance with Nasdaq Listing Rules, we notified Nasdaq of Ms. Zaderej's resignation and the resulting non-compliance. On May 6, 2020, we received a notice from Nasdaq acknowledging the fact that we do not meet the requirements of such rules and granting us time until November 2, 2020 to regain compliance. On October 28, 2020, our board of directors appointed Sharon Collins Presnell, Ph.D., to serve as a member of the board of directors and its audit committee. On October 29, 2020, the Company received a letter from Nasdaq noting that, as a result of the appointment of Dr. Presnell to our board of directors and its audit committee, we evidenced compliance with requirements for continued listing on Nasdaq.

There can be no assurance that we will continue to be in compliance with the minimum bid price requirement, majority director independence requirements, or comply with Nasdaq’s other continued listing standards in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the Company’s corporate headquarters to Englewood, Colorado, which was effective as of January 26, 2017. The lease term is 36 months. The lease term commenced on June 1, 2017 and will terminate in May 2020. In March 2021, we amended our lease extending the lease term 34 months. The term of the lease agreement, as amended, will terminate on March 31, 2024. We believe that this facility is adequate for our current business operations.

The office operating lease expense for the years ended December 31, 2020 and 2019 was $268,000 and $268,000, respectively.  Future minimum payments under the office operating lease are approximately as follows:

Year Ending December 31,

2021	–	$241,000
2022	–	$257,000
2023		$264,000
2024		$ 67,000

Item 3. Legal Proceedings

The Company currently has no pending or open legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 12, 2021, our common stock is trading on The Nasdaq Capital Market under the symbol “VIVE”.

Holders of Common Stock

As of March 12, 2021, there were approximately 117 holders of record of our common stock.

Dividends

Our Series B Preferred Stock carries a cumulative dividend at a rate of 12.5% of $1,000 per annum, compounded annually. This cumulative dividend is payable in arrears on quarterly basis, commencing with December 31, 2020, and at our option is payable in additional shares of Series B Preferred Stock. Additionally, the terms of our Series A Preferred Stock and Series B Preferred Stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have paid $10,288 in cash and issued a total of 4,519 shares of Series B Preferred Stock as preferred dividend to the holders of Series B Preferred Stock through December 31, 2020.

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

Issuances of Unregistered Securities

In consideration for consulting services rendered to our company, we made the following issuances of securities to Acorn Management Partners LLC, exempt from registration pursuant to Section 4(a)(2) of the Securities Act: 2,832 shares of common stock issued on March 11, 2020; 3,453 shares of common stock issued on June 01, 2020; and 4,709 shares of common stock issued on September 10, 2020.

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 989 shares of Series B Preferred Stock in lieu of $989,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on March 31, 2020.

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 1,084 shares of Series B Preferred Stock in lieu of $1,084,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on December 31, 2020.

The shares of Series B Preferred Stock and warrants to purchase shares of common stock issued to affiliates of CRG will only be convertible or exercisable into common stock, as applicable, following such time as we have filed an amendment to the certificate of incorporation that authorizes at least 125,000,000 shares of common stock. The conversion or exercise of securities issued to affiliates of CRG are also further subject to certain beneficial ownership restrictions and Nasdaq stockholder approval requirements. If the Series B Preferred Stock becomes convertible into common stock, it will be convertible into that number of shares of common stock determined by dividing $1,000 by the conversion price of $15.30.

Item 6. Selected Financial Data

Reserved.

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of December 31, 2020, we have a global installed base of 857 Viveve Systems and we have sold approximately 50,100 single-use treatment tips worldwide.

Because the revenues we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining the U.S. Food and Drug Administration (FDA) and other governmental clearance or approval for the sale of our product for all desired indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. As noted above, our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenues to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

2021 Public Offering

On January 19, 2021, the Company closed an upsized underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve.

In connection with the closing of the public offering, on January 19, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock. With certain exceptions, as described in the Series C Certificate of Designation, the shares of Series C convertible preferred stock have no voting rights. Each share of Series C convertible preferred stock is convertible at any time at the holder’s option into one share of common stock.

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $25,223,000.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Elimination of Series A Convertible Preferred Stock

On December 16, 2020, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Delaware Secretary of State with respect to 547,345 authorized shares of Series A convertible preferred stock, par value $0.0001 per share. The Series A convertible preferred stock had been designated pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on November 25, 2019. As of the date of the filing of the Certificate of Elimination, no shares of Series A convertible preferred stock were outstanding. Upon filing the Certificate of Elimination, the 547,345 authorized shares of Series A convertible preferred stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.

Reverse Stock Split

The Company effected a 1-for-10 reverse stock split of its common stock that became effective after market close on December 1, 2020. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split provided that every ten shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The number of authorized shares of common stock remained at 75,000,000 shares.

As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all then outstanding stock options, deferred restricted stock awards and warrants, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, deferred restricted stock awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective date will be reduced proportionately.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share were rounded up to the nearest whole number.

All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

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

On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us, the Company may direct LPC to purchase up to 25,000 shares (and in certain circumstances up to 50,000 shares) of our common stock. (See Note 12 – Common Stock.) LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

Other than certain exceptions as described above and the Purchase Agreement, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of our common stock to LPC.

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

In October 2020, the Company was notified that the terms of its PPP Loan with Western Alliance Bank have been modified. The amount of time that the Company has to spend the proceeds of the PPP Loan (the “covered period”) has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP Loans much be repaid or forgiven within two years after the funding date. We submitted our PPP Loan forgiveness application to the SBA in October 2020. However, no assurance can be given that the PPP Loan will be forgiven.

Nasdaq Delisting Notice and Compliance Determination

On April 21, 2020, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market and granting us time until December 28, 2020 to regain compliance. On December 1, 2020, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on December 1, 2020 and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on December 2, 2020. Following our reverse stock split described above, on December 16, 2020, we were notified by Nasdaq that as of December 15, 2020, it had maintained a closing bid above $1.00 for a period of 10 consecutive trading days and therefore had regained compliance with the minimum bid price requirement.

On May 4, 2020, Karen Zaderej resigned from our board of directors. Ms. Zaderej was an independent director and a member of the audit committee of the board of directors, and as a result of her resignation, we no longer complied with Nasdaq’s majority independent board requirements because a majority of the board of directors was not comprised of independent directors, and Nasdaq’s audit committee requirements because our audit committee was not comprised of at least three independent directors. In accordance with Nasdaq Listing Rules, we notified Nasdaq of Ms. Zaderej's resignation and the resulting non-compliance. On May 6, 2020, we received a notice from Nasdaq acknowledging the fact that we do not meet the requirements of such rules and granting us time until November 2, 2020 to regain compliance. On October 28, 2020, our board of directors appointed Sharon Collins Presnell, Ph.D., to serve as a member of the board of directors and its audit committee. On October 29, 2020, the Company received a letter from Nasdaq noting that, as a result of the appointment of Dr. Presnell to our board of directors and its audit committee, we evidenced compliance with requirements for continued listing on Nasdaq.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $334,000. As of December 31, 2020, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

510(k) Clearance from the U.S. Food and Drug Administration

On November 18, 2020, we received clearance from the U.S. Food and Drug Administration, or FDA, under Section 510(k), to expand manufacturing capacity for consumable treatment tips used with our CMRF technology. The expansion of our manufacturing capabilities offers a significant reduction in tip manufacturing costs, strengthens our supply chain, reduces manufacturing risk, and positions us to support increases in treatment tip demand and utilization.

Clinical Advisory Board in Urinary Incontinence

In October 2020, the Company announced that it had formed a Clinical Advisory Board of six preeminent medical specialists in the field of urinary incontinence. Comprised of renowned researchers and clinicians in urology and urogynecology subspecialties, the group will advise the Company as it advances its stress urinary incontinence clinical develop program and the pivotal U.S. PURSUIT trial.

Issuance of SUI Methods Patent in the U.S.

In September 2020, the Company announced that the United States Patent and Trademark Office (USPTO) had issued U.S. Patent No. 10,779,874 covering Viveve’s unique method of treatment to address SUI in women. The newly granted, first SUI specific patent for Viveve, strengthens the Company’s already robust intellectual property portfolio as it advances the U.S. pivotal PURSUIT clinical trial for SUI in women.

PURSUIT – U.S. Pivotal SUI Trial

The Company received FDA approval of its investigational device exemption (IDE) application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of Stress Urinary Incontinence (SUI) in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and subject enrollment is underway.

PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 subjects with moderate SUI (≥ 10ml – 50ml urine leakage on the 1-hour Pad Weight Test) at up to 30 study sites in the U.S. Randomized in a 2:1 ratio for active and sham treatments, subjects in the active treatment arm (260 subjects) will receive CMRF treatment (90J/cm2 RF and cryogen-cooling), while subjects in the control arm (130 subjects) will receive an inert sham treatment.

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure. The study also includes several secondary endpoints, including: proportion of patients who experience greater than 50% reduction in urine leakage on the standardized 1-hour Pad Weight Test at three and six months post-treatment, percentage change from baseline in the 1-hour Pad Weight Test at three, six and 12 months, percent of subjects with no incontinence episodes at three, six and 12 months post treatment as assessed with the three-day bladder voiding diary, and change from baseline in the MESA Questionnaire (Medical, Epidemiologic and Social Aspects of Aging), Incontinence Quality of Life (I-QOL), Patient Global Impression of Improvement (PGI-1) Questionnaire, and International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF). Subject safety will be monitored throughout the study.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (ITA) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s CMRF treatment and a cryogen-only sham to an inert sham treatment for the improvement of SUI in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and were assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months versus 3 months.

Final results were reported in August 2020, indicating the primary efficacy endpoint (i.e., change from baseline in the standardized 1-hour Pad Weight Test at five months post treatment) was positively achieved. The median change from baseline in the active CMRF treatment group (N=13) and the cryogen-only sham treatment group (N=12) was -9.5 grams and -6.8 grams respectively, as compared to -4.4 grams in the inert sham treatment group (N=11). The study also assessed several secondary endpoints but showed no differentiation between groups. No device-related safety issues were reported. The meaningful separation demonstrated between the CMRF treatment arm and the inert sham arm in the feasibility study is believed to help provide confidence in the potential to achieve positive separation between the two treatment arms in the underway U.S. pivotal PURSUIT trial.

In-vivo Preclinical Study and Results for New Sham Treatment Tip

In response to the inconclusive results reported in July 2019 from the Company’s LIBERATE-International SUI trial conducted in Canada (aimed at supporting SUI indications in Canada, the European Union and several other international countries), Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The Good Laboratory Practices study was initiated in June of this year following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only tip (“Old” sham treatment used in previous LIBERATE-International SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of α-smooth muscle actin, or α-SMA, staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

The positive preclinical findings demonstrated, as reported in August 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham tips demonstrated meaningful tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. We believe that the positive in-vivo preclinical study validates our new inert sham tip for use in the U.S. pivotal PURSUIT trial.

VIVEVE II - U.S. Sexual Function Trial

In 2020, we completed the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study, which was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company’s cryogen-cooled monopolar radiofrequency (CMRF) technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in the total Female Sexual Function Index (FSFI) at 12 months. Although there was substantial improvement in the total FSFI score from baseline to the final 12-month follow-up in the active group indicating a significant treatment effect, there was not sufficient separation from the sham treatment group to achieve statistical significance.

The study included 220 subjects that successfully completed 12-month follow-up. Subjects were randomized in a 1:1 ratio for the active (N=114) and the sham (N=106) treatments at 17 clinical sites in the United States. Adjusted mean change in the total FSFI score at 12 months for the active group was 9.8 and the adjusted mean change for the sham group was 9.0, a difference of 0.8 (p=0.3942). There were no serious device-related adverse events reported. The treatment groups were well balanced, and the number of subjects lost to follow-up was as expected.

The Company has completed its final study report in December 2020, and due to the trial’s outcome, we do not currently intend to pursue a sexual function or vaginal laxity label in the U.S. at this time.

Issuance of South Korean Patent

The Company announced in February 2021 that the Korean Intellectual Property Office (KIPO) recently issued Korean Patent No. 10-2197234 titled, Vaginal Remodeling Device and Method. The awarded patent further expands and strengthens Viveve's intellectual property portfolio in one of Asia's largest commercial markets.

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, U.S. sales of the Viveve System transitioned from a capital equipment sales model to a recurring revenue rental model. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit. The new commercial sales model successfully increased physician adoption rates in the months following its implementation and continued to gain traction in the U.S. market well into the first quarter of 2020. In December 2019, Viveve Systems placed with new customers represented higher monthly productivity rates and lower costs per system placed per sales representative. Sale of Viveve products outside of the U.S. continue to be supported by the Company’s current distributors without significant change to the international business model.  Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, an estimated 70-80% of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions have re-opened and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (‘FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the year ended December 31, 2020 and 2019, rental revenue recognized during the period was $1,337,000 and $530,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Novel Coronavirus

As of the filing of this Annual Report on Form 10-K, the United States and many other countries continue to face outbreaks or resurgences of the novel highly transmissible pathogenic coronavirus and its variants, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash and the Company’s January 2021 Offering for net proceeds of approximately $25,223,000 as well as the committed equity financing commitment of $9,700,000 from LPC will be sufficient to fund our activities for at least the next 12 months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 and 2019

Revenue

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Revenue	$5,479	$6,567	$(1,088)	(17)%

We recorded revenue of $5,479,000 for the year ended December 31, 2020, compared to revenue of $6,567,000 for the year ended December 31, 2019 a decrease of $1,088,000, or approximately 17%. The decrease in revenue was primarily due to lower sales volume of Viveve Systems sold as the Company transitioned its U.S. commercial sales model to a recurring revenue rental model versus selling systems under a capital equipment sales model as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Revenue for the year ended December 31, 2020 included sales of 31 Viveve Systems and approximately 8,900 disposable treatment tips sold globally. Revenue for the year ended December 31, 2019 included sales of 55 Viveve Systems and approximately 7,850 disposable treatment tips sold globally.

Under the subscription offering program, we placed 29 Viveve Systems in the U.S. market in 2020; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the non-renewal of subscriptions for 42 Viveve Systems during the period. Under the subscription offering program, which was launched in June 2019, we placed 84 Viveve Systems in the U.S. market in 2019 while these new subscriptions were offset by the non-renewal of subscriptions for only two Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the years ended December 31, 2020 and 2019, rental revenue recognized during the period was $1,337,000 and $530,000, respectively. As of December 31, 2020 and 2019, the Company had deferred revenue in the amount of $345,000 and $662,000 related to its rental program.

Additionally, late in the first quarter of 2020 and through the end of the year 2020, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross Profit

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Gross profit	$296	$1,016	$(720)	(71)%

Gross profit was $296,000, or 5% of revenue, for the year ended December 31, 2020 compared to gross profit of $1,016,000, or 15% of revenue, for the year ended December 31, 2019, a decrease of $720,000, or approximately 71%. The decrease in gross profit was primarily due to the lower sales volume of Viveve Systems sold as the Company transitioned its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model that was launched in June of 2019 as well as the negative impact of the COVID-19 crisis on our sales activity in the period. Additionally, fixed manufacturing costs in the year ended December 31, 2020 were spread over a lower sales volume thus lowering gross margins.

Research and development expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Research and development	$5,125	$8,590	$(3,465)	(40)%

Research and development expenses totaled $5,125,000 for the year ended December 31, 2020, compared to research and development expenses of $8,590,000 for the year ended December 31, 2019, a decrease of $3,465,000, or approximately 40%. Spending on research and development decreased primarily due to reduced engineering and development work related to our products as a result of our overall strategic organizational realignment in 2019 and current economic conditions associated with COVID-19. Research and development expenses during 2020 also included lower clinical study costs primarily due to the completion and readout of our LIBERATE-International SUI clinical trial in July 2019 and VIVEVE II – U.S. Sexual Function Trial in April 2020.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI.

Selling, general and administrative expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Selling, general and administrative	$13,666	$22,363	$(8,697)	(39)%

Selling, general and administrative expenses totaled $13,666,000 for the year ended December 31, 2020, compared to $22,363,000 for the year ended December 31, 2019, a decrease of $8,697,000, or approximately 39%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of our overall strategic organizational realignment in 2019 and current economic conditions related to COVID-19.

Additionally, in response to the COVID-19 crisis, the Company implemented a series of significant cost-cutting actions, including the furlough of 31 full-time employees throughout the entire organization, designed to reduce expenses and reposition resources to support the Company’s current customers and its pivotal clinical development program for our CMRF technology in the treatment of SUI. These corporate actions included an approximate two-thirds reduction of the direct sales organization and remain in effect as a reduction in sales force due to the continuing health, market and economic challenges caused by the COVID-19 crisis.

Restructuring costs

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Restructuring costs	$-	$742	$(742)	NM

In January 2019, the Company implemented the Strategic Organizational Realignment to reduce operating expenses. The restructuring included a reduction in headcount of approximately 40 full-time employees. The total restructuring costs recorded in 2019 were approximately $742,000.

Loss on debt restructuring

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Loss on debt restructuring	$-	$6,705	$(6,705)	NM

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

Modification of Series A and B Warrants

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Modification of Series A and B warrants	$1,838	$-	$1,838	NM

In April 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share (as adjusted for the 1-for-10 reverse stock split on December 1, 2020). The Series A and B warrant exercise price adjustment to $6.10 per share from $15.50 per share resulted in the recognition of a modification expense of $1,838,000.

Interest expense

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Interest expense, net	$910	$4,354	$(3,444)	(79)%

During the year ended December 31, 2020, we had interest expense, net, of $910,000 compared to $4,354,000, for the year ended December 31, 2019, a decrease of $3,444,000. The decrease in interest expense was primarily due to CRG’s conversion of approximately $28,981,000 in outstanding principal into Series B convertible preferred stock in connection with our November 2019 Offering.

Other expense, net

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Other expense, net	$289	$161	$128	80%

During the year ended December 31, 2020, we had other expense, net, of $289,000 as compared to $161,000 for the year ended December 31, 2019.

Loss from minority interest in limited liability company

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$383	$627	$(244)	(39)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the years ended December 31, 2020 and 2019, the allocated net loss from ICM’s operations was $383,000 and $627,000, respectively.

Liquidity and Capital Resources

Comparison of the Year Ended December 31, 2020 and 2019

At December 31, 2020, we had accumulated deficit of $219,826,000, $6,523,000 in cash and cash equivalents and working capital of $8,628,000. The Company's financing activities provided cash of $9,230,000 during the year ended December 31, 2020, which was primarily due to the exercise of common warrants. However, we used $15,234,000 in cash for operations during the year ended December 31, 2020. As of the date our financial statements for the year ended December 31, 2020 are issued, we did not have sufficient cash to fund our operation through March 31, 2022, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. However, due to the Company’s January 2021 Offering for net proceeds of approximately $25,223,000 and the remaining equity financing commitment of $9,700,000 from LPC, management believes that this substantial doubt has been alleviated as of the date of this filing.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	December 31,
	2020	2019

Net cash used in operating activities	$(15,234)	$(31,236)
Net cash used in investing activities	(781)	(1,087)
Net cash provided by financing activities	9,230	16,108
Net decrease in cash and cash equivalents	$(6,785)	$(16,215)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with the Viveve System.

Operating activities used $15,234,000 of cash for the year ended December 31, 2020 compared to $31,236,000 used for the year ended December 31, 2019. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the year ended December 31, 2020 consisted of a net loss of $21,915,000 adjusted for noncash expenses including provision for doubtful accounts and the write-off of accounts receivable of $454,000, depreciation and amortization of $1,295,000, stock-based compensation of $2,651,000, non-cash interest expense of $535,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2,000, a loss from minority interest in limited liability company of $383,000, a loss on disposal of property and equipment of $20,000, a noncash charge for the modification of Series A and B warrants of $1,838,000, and cash outflows from changes in operating assets and liabilities of $1,233,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $349,000, a decrease in inventory of $1,360,000, a decrease in prepaid expenses and other current assets of $151,000, a decrease in other noncurrent assets of $461,000, a decrease in accounts payable $727,000, a decrease in accrued and other liabilities of $2,422,000, and an increase of other noncurrent liabilities of $331,000.

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

Investing Activities

Net cash used in investing activities during the years ended December 31, 2020 and 2019 was $781,000 and $1,087,000, respectively. Net cash used in investing activities during 2020 and 2019 was used for the purchase of property and equipment. The purchase of property and equipment primarily consisted of rental equipment in connection with the new subscription offering program, which was launched in June 2019. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2020 was $9,230,000, which was the result of net proceeds of $8,407,000 from exercises of common warrants, proceeds of $1,343,000 from the PPP Loan and proceeds of $341,000 from the initial purchase of common shares under the Purchase agreement from LPC, partially offset by transaction costs of $334,000 in connection with the 2020 Warrant Offering, transaction costs of $494,000 in connection with the Purchase Agreement with LPC, and additional transaction costs of $33,000 in connection with our November 2019 Offering.

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

Contractual Payment Obligations

We have obligations under a non-cancelable operating lease and a bank term loan. As of December 31, 2020, our contractual obligations are as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Year	3 -5 Years	5 Years
CRG note payable	$5,992	$-	$5,992	$-	$-
Paycheck Protection Program loan	1,364	938	426	-	-
Non-cancellable operating lease obligations	137	137	-	-	-
Total	$7,493	$1,075	$6,418	$-	$-

In February 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”). The lease term is 36 months and the monthly base rent for the first, second and third years is $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the Sublease, the Company paid a security deposit of approximately $22,000. The Company was also provided an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises. The lease term commenced on June 1, 2017 and will terminate in May 2021.

In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,028, $21,643 and $22,258 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord has agreed to perform certain construction, repair, maintenance or other tenant improvements to the Subleased Premises with estimated costs of approximately $19,000.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,378 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement is $4,527,000 as of December 31, 2020.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an actual cost basis on a first-in, first-out method. Inventory as of December 31, 2020 and 2019 is mainly finished goods but also includes a small quantity of raw materials. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s recurring revenue rental model, the Company utilizes Viveve Systems transferred from finished goods inventory. The Company is amortizing these units over an estimated useful life of five years. The amortization of these Viveve Systems is charged to cost of sales and these units are included in the property and equipment, net balance on the consolidated balance sheets as of December 31, 2020 and 2019.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the medical equipment line within the property and equipment, net balance on the consolidated balance sheets as of December 31, 2020 and 2019.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. The Company began this rental program in the quarter ended June 30, 2019. For the years ended December 31, 2020 and 2019, rental revenue recognized was $1,337,000 and $530,000. As of December 31, 2020 and 2019, the Company had deferred revenue in the amount of $345,000 and $662,000 related to its rental program.

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

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectability of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2020, and 2019, the allowance for doubtful accounts was $124,000 and $407,000, respectively.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2020, and 2019, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Senior Vice President of Finance and Administration (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer (principal executive officer) and our Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Senior Vice President of Finance and Administration (principal accounting and financial officer), has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 15, 2021, the Company entered into an amendment (the “Amendment”) to the Sublease Agreement, dated as of January 26, 2017, with Ingredion Incorporated, a Delaware corporation, with respect to approximately 12,303 rentable square feet with a common address of 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112. Pursuant to the Amendment, the term of the office lease will be extended for an additional 34-month term expiring on March 31, 2024. The monthly base rent will be approximately $21,028 for the first 12 months of the extended lease term, subject to periodic increases thereafter.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

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

Name	Age	Position

Scott Durbin	52	Director and Chief Executive Officer
Steven Basta	55	Chairman of the Board
Debora Jorn	62	Director
Arlene Morris	69	Director
Karen Zaderej	59	Director
Sharon Presnell	52	Director
Jim Robbins	57	Senior Vice President of Finance and Administration
Sean Shapiro	45	Vice President of U.S. Sales

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers and directors.

Scott Durbin. Scott joined Viveve in early 2013 and became Chief Executive Officer and Director in May 2018. He previously served as the company’s Chief Financial Officer and has been instrumental in the company’s growth. He is committed to leading the company and the clinical and commercial development of its innovative CMRF technology to solidify its position as a global leader in women’s intimate health. Scott’s 25-year career in the life sciences industry covers corporate finance, strategy, clinical, and operational experience. Prior to joining Viveve, he was Chief Financial Officer of Aastrom Biosciences, a publicly traded, cardiovascular cell therapy company. Before Aastrom, he spent six years as Chief Operating and Financial Officer for Prescient Medical,Inc. (PMI), a privately held company that developed diagnostic imaging catheters and coronary stents designed to reduce deaths from heart attacks. Prior to PMI, he spent several years as a financial consultant for two publicly traded biotech companies, Scios, Inc. – a Johnson & Johnson company and Alteon, Inc. He began his career in corporate finance as an investment banker in the healthcare and M&A groups at Lehman Brothers Inc., where he focused on mergers and acquisitions and financings for the life science industry. At Lehman, he successfully executed over $5 billion in transactions for medical device and biotech companies. He began his career as a Director of Neurophysiology for Biotronic, Inc. Scott received a B.S. from the University of Michigan and an M.P.H. in Health Management with Honors from the Yale University School of Medicine and School of Management.

Steven Basta. Steven Basta joined the Viveve board in September of 2018 and was appointed as Chairman in January 2019. He currently serves as chief executive officer of Mahana Therapeutics, a privately-held digital therapeutics company. From September 2015 to March 2020, Mr. Basta served as president, chief executive officer, and director of Menlo Therapeutics, Inc., a publicly listed biopharmaceutical company, and continues to serve as a director of Menlo following its March 2020 merger with Foamix. From October 2011 until August 2015, Mr. Basta served as chief executive officer of AlterG, Inc., a privately held medical device company. From November 2002 to February 2010, Mr. Basta served as chief executive officer of BioForm Medical, Inc., a publicly listed medical aesthetics company acquired by Merz and from February 2010 to September 2011 served as chief executive officer of Merz Aesthetics, the successor to BioForm Medical, where he led multiple product launches managing the global business to reach its position as a worldwide leader in the injectable aesthetics industry. He served on the board of Carbylan, Inc. from September 2009 to November 2016 and the board of RF Surgical, Inc. (acquired by Medtronic) from December 2013 to August 2015. Mr. Basta received a B.A. from The Johns Hopkins University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Debora Jorn. Ms. Jorn has served as a member of the Viveve board of directors since May 2016. She has 30 plus years of commercial experience building global pharmaceutical, aesthetics and OTC businesses. Debora is a recognized leader in creating new markets and has successfully launched products in numerous therapeutic areas. She has an extensive background in several areas of Women’s Healthcare including overactive bladder and incontinence, fertility, contraception, osteoporosis, and aesthetics. Most recently, Deb was Executive Vice President of Corporate and Commercial Development at Eyepoint Pharmaceuticals. Prior to that, Ms. Jorn was Executive Vice President and Group Company Chair at Valeant following the acquisition of Bausch & Lomb where she was the Chief Global Marketing Officer leading the prescription and OTC eye health business. Before joining Bausch & Lomb, Debora was the Group Vice President of Women’s Healthcare and Fertility at Schering Plough Corporation. Ms. Jorn began her career at Merck & Co., Inc and for more than 20 years held roles of increasing responsibility in R&D, Marketing and Sales. Ms. Jorn has a strong scientific background and extensive experience in all facets of the clinical development process leading to product launch including market and competitive assessments, clinical strategy, and trial design, labeling requirements for approval and competitive differentiation. PharmaVoice has recognized Ms. Jorn as “one of the top 100 most inspiring people in healthcare” in the “brand builders” category.

Arlene Morris. Arlene M. Morris joined the Viveve Board in May 2016. She is currently the CEO of Willow Advisors LLC. Ms. Morris was previously the chief executive officer and president of Syndax Pharmaceuticals, Inc., a biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers from April 2012 to May 2015 and a member of the board of directors from May 2011 to June 2015. Prior to Syndax, Arlene served as the president, chief executive officer and a member of the board of directors of Affymax, Inc. from 2003 to 2011, a publicly traded biotechnology company. She has held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded oncology pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. Arlene is currently a member of the board of directors of Unum, MiRagen and Palatin Technologies, Inc., all U.S. biopharmaceutical companies. She is also on the board of the Foundation for Research Development of the Medical University of South Carolina and previously served on the Board of Neovacs SA, Biotechnology Innovation Organization (BIO), Dimension, Biodel and the Humane Society of Silicon Valley. Ms. Morris received a B.A. in Biology from Carlow University.

Karen Zaderej. Karen Zaderej joined the Viveve board in September of 2018. She currently serves as chairman, chief executive officer and president of AxoGen, Inc., a medical products company focused on the development and commercialization of technologies for peripheral nerve regeneration and surgical repair. Karen joined Axogen Corporation in May 2006 and assumed the position of president, chief executive officer, and director in September 2011. She became chairman of the AxoGen, Inc. board of directors in May 2018. Karen’s previous executive roles at AxoGen included chief operating officer from October 2007 to May 2010 and vice president of marketing and sales from May 2006 to October 2007. In October 2004, Karen founded Zaderej Medical Consulting and assisted medical device companies build and execute successful commercialization plans until 2007. From 1987 to 2004, Karen worked at ETHICON, Inc., a Johnson & Johnson company, where she held senior positions in marketing, business development, research and development, and manufacturing. She also serves as a director of SEBio, a non-profit organization supporting the life science industry in the southeastern United States. Karen has a M.B.A. from the Kellogg Graduate School of Business and a B.S. in Chemical Engineering from Purdue University. Karen resigned from the Viveve board on May 4, 2020.

Sharon Presnell. Dr. Presnell was appointed to the Viveve Board of Directors in October of 2020. She has over 25 years of experience in the leadership of R&D and the commercial translation of technology. Sharon currently serves as the president of the Amnion Foundation, a not-for-profit organization dedicated to the ethical preservation and utilization of birth tissue-derived cells in regenerative medicine and drug development. Prior to joining Amnion in 2019, Dr. Presnell’s career path took her from a faculty position at the University of North Carolina at Chapel Hill, where she developed multiple outlicensed and industry-supported technologies, to Director of R&D at Becton Dickinson where her team contributed to product development for the Life Sciences business units. In 2007, Sharon transitioned from the Fortune 500 environment to the biotech industry where she led early-stage R&D for regenerative medicine products such as the Neo Kidney Augment™, a clinical stage cell-based therapeutic for chronic kidney disease, and several marketed 3D-Bioprinted Tissue Model products for use in drug development, one of which (ExVive™ Liver) was the subject of numerous awarded patents and peer-reviewed publications, including recognition as Paper of the Year by the Society of Toxicology in 2016. In 2015, she launched Samsara Sciences, a wholly-owned subsidiary of Organovo, Inc., and led a small team in the rapid development and marketing of cell-based products to support liver research, an effort which reached profitability in <2 years. In 2018, the Samsara assets were sold by the parent company to LifeNet Health where they continue to provide unique solutions to pharma customers. Dr. Presnell provides life sciences consulting services broadly to start-up companies, Fortune-500 companies, not-for-profit organizations, and investment firms throughout the US and EU through her firm, CytoStrategy™. She serves as the Chair-elect of the North Carolina State University College of Life Sciences Board and is also an active board member of the Coulter Translational Partnership Fund at the University of Virginia in Charlottesville. She is an avid mentor for women in science and dedicates significant time and resources to teaching and providing hands-on training to students of all ages. Dr. Presnell currently resides in Winston-Salem, North Carolina.

Jim Robbins. Jim joined Viveve as Vice President of Finance in July 2014 and was promoted to Senior Vice President of Finance and Administration in January 2021 having served as Vice President of Finance and Administration since May 2017. In May 2018, Jim assumed expanded responsibilities and was appointed as the Company’s Principal Accounting Officer, and in November 2018, Jim became the Principal Accounting and Financial Officer. He has over thirty years of accounting and finance experience in both industry and public accounting. Prior to joining Viveve, Jim provided accounting, finance and business consulting services for various biotech companies. From 2010 to 2012, he served as Vice President of Finance and Administration for Auxogyn, Inc., a privately held medical technology company focused on advancing women’s reproductive health by translating scientific discoveries in early embryo development into clinical solutions that improve patient outcomes in vitro fertilization (IVF) procedures. He served as Director of Finance and Vice President of Finance 2004 to 2010 for Micrus Endovascular, Inc., a company which develops, manufactures, and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Prior to Micrus Endovascular, Jim served at Genitope Corporation as Corporate Controller, a biotechnology company focused on the research and development of novel immunotherapies for the treatment of cancer. From 1995 to 2001, he served in management positions for high technology companies including Extricity, Inc., InVision Technologies, Inc., and Truevision, Inc. Jim was in the audit practice of Price Waterhouse, LLP from 1987 to 1995. He received his Bachelor of Business Administration with a concentration in accounting from the University of Texas at Austin and is a Certified Public Accountant

Sean Shapiro. Sean joined Viveve as Vice President of U.S. Sales in September 2016 and brings extensive experience in medical device and aesthetic industry sales, commercial team organization, development, and management. Most recently, Sean served as Director of Sales, Merz North America, Aesthetic Device Division where he was responsible for capital and consumable sales of $100M annually directing a team of 50 regional and direct sales professionals. He led the commercial launch of the Cellfina™ System that in 12 months became the market leader generating over $15M in sales. A Regional Sales Director at Ulthera, Inc., Sean managed a team selling new ultrasound tissue lifting technology and capital equipment to physicians in the aesthetic marketplace earning top sales awards personally and with the team he led. At Zeltiq, Inc. he served as an Area Sales Manager and launched CoolSculpting®, again earning sales revenue and management awards. Prior to this, Sean had five years as a successful Area Sales Manager at Lumenis, Inc. A known and respected sales leader in the aesthetic marketplace, Sean has consistently received annual awards and recognition for top sales dollar volume, region and territory revenue, new technology and product launches in addition to sales management and business development accomplishments. Sean earned his Bachelor of Science in Communications from the University of Arizona. Sean resigned from Viveve on December 31, 2020.

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

We believe that, during the year ended December 31, 2020, our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

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

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company has an audit committee to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements. The members of our audit committee are Steven Basta, Arlene Morris and Sharon Presnell.  The board of directors has determined that Steven Basta is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11. Executive Compensation

2020 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years indicated by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Scott Durbin,	2020	435,750	175,000	-	-	24,301	(4)	635,051
Chief Executive Officer	2019	415,000	207,500	-	2,312,787	48,282	(4)	2,983,569

Jim Robbins,	2020	273,000	62,000	-	-	15,749	(4)	350,749
Senior Vice President of Finance and Administration (Principal Accounting
and Financial Officer)	2019	260,000	62,400	-	255,461	19,998	(4)	597,859

Sean Shapiro,	2020	320,000	-	26,067	-	42,140	(4,5)	388,207
Vice President of U.S. Sales	2019	315,334	-	157,500	255,461	9,600	(5)	737,895

(1) The amounts reported represent cash bonuses awarded with respect to the years indicated based upon the achievement of corporate performance goals related to (i) strengthening financial position; (ii) expanding market opportunities and ensuring competitiveness; (iii) providing clinically proven solutions; and (iv) ensuring reliable quality supply of products for the years indicated. The bonuses for 2020 and 2019 performance were paid 100% in cash. For more information on these bonuses, see the description of the annual performance bonuses under “Employment Agreements, Severance and Change in Control Arrangements” below.

(2) The amounts reported represent the commission earned with respect to the years indicated based upon the achievement of certain sales targets in accordance with Mr. Shapiro’s Sales Compensation Plan.

(3) The amounts reported for 2019 represent the aggregate grant date fair value of option awards granted to our named executive officers computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting. See Note 13 of the notes to our consolidated financial statements in the annual report on Form 10-K for the fiscal year ended December 31, 2020 filed for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the named executive officers.

(4) The amount reported represents cash-out of accrued PTO hours in accordance with the Company’s PTO Policy.

(5) The amount reported represents cash paid out for car allowance in accordance with Mr. Shapiro’s Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2020. These awards were granted under our Amended and Restated 2006 Stock Plan and our Amended and Restated 2013 Stock Option and Incentive Plan.

	Equity Awards
		Number of Securities Underlying Unexercised (#)(1)

Name	Vesting Start Date	Exercisable	Unexercisable	Exercise Price ($)	Expiration Date
Scott Durbin
	11/26/2019	89,321	240,479	8.69	11/26/2029
	1/29/2019(2)	-	63	-	1/29/2029
	1/15/2019 (3)	403	227	1,240.00	1/15/2029
	5/11/2018 (4)	174	126	1,970.00	5/11/2028
	1/23/2018	88	33	4,480.00	1/23/2028
	3/03/2017	125	8	4,460.00	3/03/2027
	12/23/2016	51	—	5,220.00	12/23/2026
	12/16/2015 (4)	98	—	6,000.00	12/16/2025
	9/26/2014	48	—	4,800.00	9/26/2024
	1/23/2013 (5)	11	—	9,920.00	2/2/2023

Jim Robbins
	11/26/2019	8,938	24,062	8.69	11/26/2029
	1/29/2019(2)	-	28	-	1/29/2029
	1/15/2019 (3)	61	35	1,240.00	1/15/2029
	5/11/2018 (4)	16	17	1,970.00	5/11/2028
	1/23/2018	44	15	4,480.00	1/23/2028
	12/23/2016	20	—	5,220.00	12/23/2026
	12/16/2015	25	—	6,000.00	12/16/2025
	7/1/2014 (4)	15	—	4,800.00	9/26/2024

Sean Shapiro	11/26/2019	8,938	—	8.69	11/26/2029
	1/15/2019 (3)	61	—	1,240.00	1/15/2029
	1/23/2018	24	—	4,480.00	1/23/2028
	9/6/2016 (4)	61	—	7,580.00	9/6/2026

(1) Except as otherwise set forth below, the shares of our common stock underlying each of the outstanding equity awards vest and become exercisable in equal monthly installments over 48 months following the grant date.

(2) The shares of common stock underlying this restricted stock award vest and become exercisable in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States.

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

Employment Agreements, Severance and Change in Control Arrangements

In May 2018, we entered into an amended and restated employment agreement with Mr. Durbin and an employment agreement with Mr. Robbins that provide for specified payments and benefits in connection with a termination of employment by us without cause or a resignation by the executive officer for good reason (as each such term is defined in the employment agreement). Our goal in providing these severances and change in control payments and benefits is to offer sufficient cash continuity protection such that our named executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment are appropriate because they encourage our named executive officers, to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. In addition, these employment agreements with our named executive officers contain confidentiality provisions and require the named executive officers to execute a general release of claims to receive any payments and benefits.

Employment Agreement with Scott Durbin

Pursuant to our amended and restated agreement with Mr. Durbin, he serves as our Chief Executive Officer on an at-will basis and as a director. Mr. Durbin currently receives a base salary of $449,000, which is subject to periodic review and adjustment. Mr. Durbin is also eligible for an annual performance bonus targeted at 50% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

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

Employment Agreement with Jim Robbins

Pursuant to our employment agreement with Mr. Robbins, he serves as our Senior Vice President of Finance and Administration and Principal Accounting and Financial Officer on an at-will basis. Mr. Robbins served as our Vice President of Finance and Administration through December 31, 2020 and received a base salary of $273,000, which is subject to periodic review and adjustment. Starting January 1, 2021, Mr. Robbins currently receives a base salary of $285,000. Mr. Robbins is also eligible for an annual performance bonus targeted at 30% of his base salary and to participate in the employee benefit plans generally available to employees, subject to the terms of those plans.

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

Employment Agreement with Sean Shapiro

Pursuant to our employment agreement with Mr. Shapiro, he served as our Vice President of Sales, North America on an at-will basis. Mr. Shapiro resigned from his position as Vice President of Sales, North America in December 2020. Pursuant to the employment agreement in connection with his resignation, Mr. Shapiro is subject to certain provisions in the employment agreement including, confidentiality, non-compete and non-disparagement. Mr. Shapiro is eligible for continuation of health insurance under COBRA until the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment. He has 90 days after his resignation date to exercise vested shares. Mr. Shapiro is not entitled to receive any additional compensation and has returned company property.

Employee Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees, including the 401(k) plan. The Company has not made any contributions to the 401(k) plan to date.

Director Compensation

On December 23, 2016, the Board of Directors adopted an independent director compensation policy designed to compensate non-employee directors of the Company for their time, commitment and contributions to the Board. The Board amended and restated the independent director compensation policy effective July 17, 2018, January 9, 2019, and November 26, 2020 (as amended and restated, the “Director Compensation Policy”). Under the Director Compensation Policy, during the year ended December 31, 2020, all independent directors were eligible to receive cash compensation as set forth below, pro-rated to reflect the number of days served during any calendar quarter:

Annual Retainer($)
Board of Directors:
All Independent Directors	35,000
Chairperson Additional Retainer	35,000
Audit Committee:
All Audit Committee Members	10,000
Chairperson	20,000
Compensation Committee:
All Compensation Committee Members	5,000
Chairperson	10,000
Governance and Nominating Committee:
All Governance and Nominating Committee Members	3,750
Chairperson	7,500

Under the Director Compensation Policy, all independent directors eligible to receive cash compensation have the option to elect to receive all or any portion of such cash compensation in the form of a restricted stock award, in lieu of a cash payment. Such election is to be made quarterly until the 2021 annual meeting and annually thereafter. Such restricted stock awards have a fair market value equal to the value of the cash retainer to be paid during such period and are fully vested upon grant.

In addition, under the policy, each new non-employee director who is initially appointed or elected to the Board after effectiveness of the policy is granted an equity-based award with a value at the time of issuance equal to two times the Subsequent Award (defined below) in effect at the time of election, which vests in three equal annual installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board (the “Initial Award”). In addition, on the date of each annual meeting of the Company’s stockholders, each continuing non-employee director is eligible to receive an annual option grant to purchase 165,000 shares of common stock, which vests in full on the first anniversary of the grant date, subject to the director’s continued service on the Board (each a “Subsequent Award”). Furthermore, the Chairman of the Board is granted an equity-based initial retainer award in the form of a Stock Option to purchase 660,000 shares, which shall vest and become exercisable on the first anniversary of the date of grant subject to the Independent Director continuing in service as the Chairman of the Board through such vesting date. A non-employee director elected for the first time to the Board at an annual meeting of the Company’s stockholders shall only receive an Initial Award in connection with such election, and shall not receive a Subsequent Award until the annual meeting for the next fiscal year. In the event a non-employee director’s service on the Board terminates, the vesting and exercise of such director’s unvested stock options shall be subject to the terms of the applicable award agreement.

The Company has also agreed to reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending board of directors and committee meetings.

2020 Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors for the year ended December 31, 2020. Scott Durbin, our Chief Executive Officer, serves on our Board of Directors but did not receive compensation for his service as a director and the compensation paid to Mr. Durbin as an employee during the year ended December 31, 2020 is set forth in the “2020 Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(1)(3)	Option Awards ($)(4)(5)	All Other Compensation ($)	Total ($)
Steven Basta	98,750	-	59,635	-	158,385

Debora Jorn	35,000	-	59,635	-	94,635

Arlene Morris	58,750	-	59,635	-	118,385

Karen Zaderej(6)	19,746	-	-	-	19,746

Sharon Presnell(7)	7,948	-	117,702	-	125,650

(1)	All members of the Board of Directors elected to receive their 2020 director fees in cash.
(2)	The amounts represent the non-employee director compensation paid in cash for the four quarters of 2020. The fourth quarter of 2020 compensation was paid in January 2021.
(3)	No grants of fully vested common stock were made to non-employee directors with respect to services for the year ended December 31, 2020.
(4)

 The amount reported represents the aggregate grant date fair value of stock options granted to our non-employee directors in 2020, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the impact of estimated forfeitures related to service-based vesting. See Note 12 of the notes to our consolidated financial statements in the annual report on Form 10-K for the fiscal year ended December 31, 2019 filed for a discussion of our assumptions in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be recognized by the directors.

(5)

 As of December 31, 2020, each of our non-employee directors serving on that date held outstanding stock options to purchase the following shares of common stock: Mr. Basta – 82,640 shares, Ms. Jorn – 49,776 shares, Ms. Morris – 49,626 shares, Ms. Zaderej – 0 shares and Ms. Presnell – 33,000 shares.

(6)	Ms. Zaderej resigned from the Board of Directors effective May 4, 2020.
(7)	Ms. Presnell joined the Board of Directors effective October 28, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 12, 2021 regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our executive officers named in the Summary Compensation Table above;

●	each director; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power over the securities reported and that person’s address is c/o Viveve Medical, Inc., 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 12, 2021 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Named Executive Officers and Directors
Scott Durbin	117,957	(2)	1.14%
Jim Robbins	11,929	(3)	0.12%
Sean Shapiro	9,096	(4)	0.09%
Steven Basta	23,545	(5)	0.23%
Debora Jorn	12,005	(6)	0.12%
Arlene Morris	11,817	(7)	0.11%
Karen Zaderej	64	(8)	0.00%
Sharon Presnell	0	(9)	0.00%
All executive officers and directors as a group (7 persons)	186,413		1.80%

Owners of More than 5% of Our Common Stock
None.

(1)	Based on shares of 10,341,716 common stock issued and outstanding as of March 12, 2021.
(2)	Included in this amount are: (i) 12 shares of common stock; and (ii) warrants and options to purchase 117,945 shares of common stock exercisable within 60 days of March 12, 2021.
(3)	Included in this amount are: (i) 32 shares of common stock; and (ii) warrants and options to purchase 11,897 shares of common stock exercisable within 60 days of March 12, 2021.
(4)	Included in this amount are: (i) 12 shares of common stock; and (ii) options to purchase 9,084 shares of common stock exercisable within 60 days of March 12, 2021.
(5)

Included in this amount are: (i) 26 shares of common stock owned by Mr. Basta individually; (ii) 27 shares of common stock owned of record held by Steven Basta, Trustee of the Basta Revocable Trust; and (iii) options to purchase 23,492 shares of common stock exercisable within 60 days of March 12, 2021.

(6)	Included in this amount are: (i) 41 shares of common stock; and (ii) options to purchase 11,964 shares of common stock exercisable within 60 days of March 12, 2021.
(7)	Included in this amount are: (i) 3 shares of common stock; and (ii) options to purchase 11,814 shares of common stock exercisable within 60 days of March 12, 2021.
(8)	Included in this amount are: (i) 0 shares of common stock; and (ii) options to purchase 0 shares of common stock exercisable within 60 days of March 12, 2021.
(9)	Included in this amount are: (i) 0 shares of common stock; and (ii) options to purchase 0 shares of common stock exercisable within 60 days of March 12, 2021.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred from January 1, 2019 through the date of this Annual Report on Form 10-K that was submitted to the Board of Directors for approval as a “related party” transaction.

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

For the period from January 1, 2020, through the date of this Annual Report on Form 10-K (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Employment and Consulting Agreements

Refer to the discussion under the heading “Employment Agreements, Severance and Change-in Control Arrangements” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm, BPM LLP, for the years ended December 31, 2020 and 2019 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2020	2019
Audit fees	$340,000	$363,000
Audit-related fees	14,000	4,000
Tax fees	42,000	53,000
All other fees	-	-
Total fees	$396,000	$420,000

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, review of our condensed consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. In the year ended December 31, 2020, these services included attestation services related to our 401(k) plan.

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

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware (3)
3.2	Amended and Restated Certificate of Incorporation (4)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc. (5)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 30, 2020 (33)
3.6	Certificate of Elimination of Series A Preferred Stock (34)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (7)
3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (35)
3.9	Amended and Restated Bylaws (4)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin (8) +
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins (8) +
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller (8) +
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson (8) +
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson (8) +
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins (8) +
4.7	Common Stock Purchase Warrant issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited (3)
4.8	Common Stock Purchase Warrant issued on May 11, 2016 to Theresa Stern (9)
4.9	Common Stock Purchase Warrant issued on May 11, 2016 to Chris Rowan (9)
4.10	Common Stock Purchase Warrant issued on June 20, 2016 to Western Alliance Bank (10)
4.11	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III - Parallel Fund "A" L.P. (11)
4.12	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III L.P. (11)
4.13	Form of Series A/B Common Stock Purchase Warrant issued on November 26, 2019 (7)
4.14	Form of Series A-2/B-2 Common Stock Purchase Warrant issued on April 20, 2020 (30)
4.15	Form of Common Stock Purchase Warrant issued to affiliates of CRG LP on November 26, 2019 (7)
4.16	Form of Common Stock Purchase Warrant for the 2021 Warrants (35)
4.17	Warrant Agent Agreement by and between VStock Transfer LLC and the Registrant (7)
4.18	Form of Warrant Agent Agreement by and between VStock Transfer LLC and the Registrant, effective January 2021 (35)
4.19	Specimen Common Stock Certificate (12)
4.20	Description of Securities*
10.1	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (13)
10.2	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (13)
10.3	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between the Registrant and Ingredion Incorporated (16)
10.4	Settlement and License Agreement by and among the Registrant, ThermiGen LLC and ThermiAesthetics LLC, dated June 3, 2018. (24) †
10.5	Membership Subscription Agreement, dated August 1, 2017, by and between the Registrant and InControl Medical, LLC (18)
10.6	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018 (14)+
10.7	Amended and Restated Employment Agreement by and between the Registrant and Scott C. Durbin, dated May 11, 2018. (23) +
10.8	Amended and Restated Employment Agreement by and between the Registrant and Jim Robbins, dated May 11, 2018. (23) +

10.9	Amended and Restated Independent Director Compensation Policy (15) +
10.10	Amended and Restated 2013 Stock Option and Incentive Plan and amendment thereto (20) +
10.11	2017 Employee Stock Purchase Plan (21) +
10.12	Forms of Indemnification Agreement (28) +
10.13	Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.14	Patent and Trademark Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.15	Term Loan Agreement, dated May 22, 2017, among the Registrant, Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders (17)
10.16	Waiver No. 2 to Loan Agreement, dated December 12, 2017, among the Registrant, CRG Servicing LLC and the lenders party thereto (19)
10.17

Amendment No. 2 to Loan Agreement, dated November 29, 2018, among the Registrant, CRG Servicing LLC, as administrative agent and collateral agent, the lenders from time to time party thereto and Viveve, Inc., as subsidiary guarantor (25)

10.18	Amendment No. 3 to the Loan Agreement, dated as of November 12, 2019, by and between the Registrant and CRG LP (26)
10.19	Form of Registration Rights Agreement by and between the Registrant and CRG LP entered into on November 26, 2019 (26)
10.20	Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 12, 2019, by and between the Registrant and affiliates of CRG LP (26)
10.21	Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 20, 2019, by and between the Registrant and affiliates of CRG LP (7)
10.22	Lock-Up Agreement between affiliates of CRG LP and Ladenburg Thalmann & Co. Inc., dated as of November 12, 2019 (26)
10.23	Form of Inducement Letter (29)
10.24	Promissory Note, dated April 24, 2020, by and between Viveve, Inc. and Western Alliance Bank, an Arizona Corporation (30)
10.25	Purchase Agreement between the Registrant and Lincoln Park Capital, LLC dated June 8, 2020 (31)
10.26	Registration Rights Agreement between the Registrant and Lincoln Park Capital, LLC dated June 8, 2020 (31)
10.27	Amendment No. 1 to Sublease Agreement, effective as of March 15, 2021, by and between the Registrant and Ingredion Incorporated.*
14.1	Code of Conduct, adopted September 23, 2014 (27)
21	List of the Registrants Subsidiaries (22)
23.1	Consent of BPM LLP, independent registered public accounting firm*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	These exhibits are furnished, not filed.
+	Management contract or compensation plan, contract or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 17, 2017.
(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.
(6)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.
(7)	Incorporated by reference from the Form S-1/A filed with the Securities and Exchange Commission on November 21, 2019.
(8)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2017.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 5, 2017.
(13)	Incorporated by reference to the Registrant’s on Form S-1 filed with the Securities and Exchange Commission on November 21, 2014.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2018.
(15)	Incorporated by reference to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2017.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017.
(20)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 19, 2019.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 7, 2017.
(22)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2018.
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2018.
(26)	Incorporated by reference from the Form S-1/A filed with the Securities and Exchange Commission on November 13, 2019.
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.
(28)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018.
(29)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020.
(30)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020.
(31)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020.
(32)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 19, 2020.
(33)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 1, 2020.
(34)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 18, 2020.
(35)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 12, 2021.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 18, 2021	By:	/s/ Scott Durbin
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

Signature	Title	Date

/s/Scott Durbin	Chief Executive Officer and Director
Scott Durbin	(Principal Executive Officer)	March 18, 2021

/s/Jim Robbins	Senior Vice President of Finance and Administration
Jim Robbins	(Principal Accounting and Financial Officer)	March 18, 2021

/s/Steven Basta
Steven Basta	Chairman of the Board of Directors	March 18, 2021

/s/Debora Jorn
Debora Jorn	Director	March 18, 2021

/s/Arlene Morris
Arlene Morris	Director	March 18, 2021

/s/Sharon Collins Presnell
Sharon Collins Presnell	Director	March 18, 2021

VIVEVE MEDICAL, INC.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation - Adjustments for Excess or Obsolete Inventory

As described in Notes 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $3.3 million as of December 31, 2020. The Company’s inventory is stated at the lower of cost, which is determined on an actual cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

The principal considerations for our determination that performing procedures relating to adjustments for excess or obsolete inventory is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the forecasted product demand, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand. Additionally, for certain new product launches or sales channels there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the estimate of the adjustments for excess or obsolete inventory, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales of its products, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2013.

San Jose, California

March 18, 2021

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,523	$13,308
Accounts receivable, net of allowance for doubtful accounts of $124 and $407 as of December 31, 2020 and 2019, respectively	770	1,573
Inventory	3,254	4,861
Prepaid expenses and other current assets	2,296	2,447
Total current assets	12,843	22,189
Property and equipment, net	2,759	3,046
Investment in limited liability company	833	1,216
Other assets	195	526
Total assets	$16,630	$26,977
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$881	$1,608
Accrued liabilities	2,416	4,698
Paycheck Protection Program loan, current portion	918	-
Total current liabilities	4,215	6,306
Note payable, noncurrent portion	4,518	3,983
Paycheck Protection Program loan, noncurrent portion	425	-
Other noncurrent liabilities	498	167
Total liabilities	9,656	10,456
Commitments and contingences (Note 10)
Stockholders’ equity:
Convertible preferred stock;
10,000,000 shares authorized as of December 31, 2020 and 2019;
Series A preferred stock, $0.0001 par value; 185,218 shares issued and outstanding as of December 31, 2019	-	-
Series B preferred stock, $0.0001 par value; 35,819 and 31,678 shares and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value;
75,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 2,171,316 and 707,571 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	226,800	214,432
Accumulated deficit	(219,826)	(197,911)
Total stockholders’ equity	6,974	16,521
Total liabilities and stockholders’ equity	$16,630	$26,977

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2020	2019

Revenue	$5,479	$6,567
Cost of revenue	5,183	5,551
Gross profit (loss)	296	1,016

Operating expenses:
Research and development	5,125	8,590
Selling, general and administrative	13,666	22,363
Restructuring costs	-	742
Total operating expenses	18,791	31,695
Loss from operations	(18,495)	(30,679)
Loss on debt restructuring	-	(6,705)
Modification of Series A and B warrants	(1,838)	-
Interest expense, net	(910)	(4,354)
Other expense, net	(289)	(161)
Net loss from consolidated companies	(21,532)	(41,899)
Loss from minority interest in limited liability company	(383)	(627)
Comprehensive and net loss	(21,915)	(42,526)
Series B convertible preferred stock dividends	(4,149)	(380)
Net loss attributable to common stockholders	$(26,064)	$(42,906)

Net loss per share of common stock:
Basic and diluted	$(16.56)	$(343.84)

Weighted average shares used in computing net loss per common share:
Basic and diluted	1,573,528	124,784

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For each of the two years in the period ended December 31, 2020

(in thousands, except share data)

	Serie A Convertible		Serie B Convertible
	Preferred Stock,		Preferred Stock,		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2019	-	$-	-	$-	46,363	$-	$160,297	$(155,385)	$4,912
August 2019 ATM Facility, net of issuance cost	-	-	-	-	100,418	-	6,322	-	6,322
November 2019 Offering, net of issuance costs	547,342	-	-	-	194,595	-	9,952	-	9,952
Conversion of Series A convertible preferred stock into common stock	(362,124)	-	-	-	362,124	-	-	-	-
Issuance of Series B convertible preferred stock and common stock warrants in connection with debt conversion, net of issuance costs	-	-	31,300	-	-	-	35,413	-	35,413
Series B convertible preferred stock dividends	-	-	-	-	-	-	(380)	-	(380)
Series B convertible preferred stock dividends paid in PIK shares	-	-	378	-	-	-	378	-	378
Stock-based compensation expense	-	-	-	-	-	-	2,251	-	2,251
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	3,869	-	75	-	75
Issuance of common shares from employee stock purchase plan	-	-	-	-	154	-	56	-	56
Issuance of restricted stock awards to directors, employees and consultants	-	-	-	-	118	-	74	-	74
Reverse stock split - cancellation and payout of fractional shares	-	-	-	-	(70)	-	(6)	-	(6)
Net loss	-	-	-	-	-	-	-	(42,526)	(42,526)
Balances as of December 31, 2019	185,218	-	31,678	-	707,571	-	214,432	(197,911)	16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(33)	-	(33)
Conversion of Series A convertible preferred stock into common stock	(185,218)	-	-	-	185,218	-	-	-	-
Issuance of common shares in connection with Series A and B common warrant exercises	-	-	-	-	1,115,863	-	7,814	-	7,814
Issuance of common shares in connection with Series A-2 and B-2 common warrant exercises	-	-	-	-	93,129	-	593	-	593
Modification of Series A and B warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(334)	-	(334)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	52,500	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(494)	-	(494)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(4,149)	-	(4,149)
Series B convertible preferred stock dividends paid in PIK shares	-	-	4,141	-	-	-	4,141	-	4,141
Stock-based compensation expense	-	-	-	-	-	-	2,577	-	2,577
Issuance of common shares from employee stock purchase plan	-	-	-	-	84	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	25	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	10,995	-	74	-	74
Reverse stock split - rounding adjustment	-	-	-	-	5,931	-	-	-	-
Net loss	-	-	-	-	-	-	-	(21,915)	(21,915)
Balances as of December 31, 2020	-	$-	35,819	$-	2,171,316	$-	$226,800	$(219,826)	$6,974

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(21,915)	$(42,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	454	1,028
Depreciation and amortization	1,295	1,177
Stock-based compensation	2,651	2,400
Non-cash interest expense	535	1,577
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	2	5
Loss on debt restructuring	-	6,705
Loss from minority interest in limited liability company	383	627
Loss on disposal of property and equipment	20	108
Modification of Series A and B warrants	1,838	-
Changes in assets and liabilities:
Accounts receivable	349	3,103
Inventory	1,360	(1,070)
Prepaid expenses and other current assets	151	111
Other noncurrent assets	461	40
Accounts payable	(727)	(2,386)
Accrued and other liabilities	(2,422)	(1,536)
Other noncurrent liabilities	331	(599)
Net cash used in operating activities	(15,234)	(31,236)

Cash flows from investing activities:
Purchase of property and equipment	(781)	(1,087)
Net cash used in investing activities	(781)	(1,087)

Cash flows from financing activities:
Transaction costs in connection with November 2019 Offering	(33)	-
Proceeds from exercise of common warrants	8,407	-
Transaction costs in connection with 2020 Warrant Offering	(334)	-
Proceeds from Paycheck Protection Program loan	1,343	-
Proceeds from intial purchase of common shares under Purchase Agreement with LPC	341	-
Transaction costs in connection with Purchase Agreement with LPC	(494)	-
Proceeds from sale of common shares, net of issuance cost	-	16,274
Proceeds from issuance of common shares from employee stock purchase plan	-	56
Transaction costs in connection with note payable	-	(216)
Reverse stock split - cancellation and payout of fractional shares	-	(6)
Net cash provided by financing activities	9,230	16,108
Net decrease in cash and cash equivalents	(6,785)	(16,215)

Cash and cash equivalents - beginning of period	13,308	29,523
Cash and cash equivalents - end of period	$6,523	$13,308

Supplemental disclosure:
Cash paid for interest	$-	$2,508
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$4,141	$378
Issuance of note payable in settlement of accrued interest	$532	$1,226
Net transfer of equipment between inventory and property and equipment	$247	$207
Issuance of Series B convertible preferred stock and common stock warrants in connection with debt conversion	$-	$35,529
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$303	$295
Right-of-use assets obtained in exchange for operating lease liabilities (upon adoption of ASC 842)		$629

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

2021 Public Offering

On January 19, 2021, the Company closed an upsized underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve.

In connection with the closing of the public offering, on January 19, 2021, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock. With certain exceptions, as described in the Series C Certificate of Designation, the shares of Series C convertible preferred stock have no voting rights. Each share of Series C convertible preferred stock is convertible at any time at the holder’s option into one share of common stock.

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $25,223,000.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Elimination of Series A Convertible Preferred Stock

On December 16, 2020, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Delaware Secretary of State with respect to 547,345 authorized shares of Series A convertible preferred stock, par value $0.0001 per share. The Series A convertible preferred stock had been designated pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on November 25, 2019. As of the date of the filing of the Certificate of Elimination, no shares of Series A convertible preferred stock were outstanding. Upon filing the Certificate of Elimination, the 547,345 authorized shares of Series A convertible preferred stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC, and LPC has committed to purchase from us, from time to time, up to $10,000,000 of our common stock, subject to certain limitations, during the 30-month term of the Purchase Agreement.

On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us, the Company may direct LPC to purchase up to 25,000 shares (and in certain circumstances up to 50,000 shares) of our common stock. (See Note 12 – Common Stock.) LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

Other than as described above and Note 12 – Common Stock, there are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of our common stock to LPC.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $334,000. (See Note 12 – Common Stock.) As of December 31, 2020, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

The offering comprised of: (1) Class A Units, priced at a public offering price of $15.50 per unit, with each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the fifth anniversary of the issuance; and (2) Class B Units, priced at a public offering price of $15.50 per unit, with each unit consisting of one share of Series A convertible preferred stock, convertible into one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the fifth anniversary of the issuance.

The securities comprising the units were immediately separable and were issued separately.

A total of 194,595 shares of common stock, 547,345 shares of Series A convertible preferred stock, Series A warrants to purchase up to 741,939 shares of common stock, and Series B warrants to purchase up to 741,939 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. As of December 31, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares of Series A convertible preferred stock outstanding. As of December 31, 2020, all Series A warrants to purchase shares of common stock had been exercised and there were no remaining Series A warrants outstanding. As of December 31, 2020, there were Series B warrants to purchase a total of 325,632 shares of common stock still remaining and outstanding. (See Note 11 – Preferred Stock; and Note 12 – Common Stock.)

In connection with the closing of the November 2019 Offering, the Company’s secured lender, affiliates of CRG LP (“CRG”), converted approximately $28,981,000 of the outstanding principal amount under its term loan with CRG (plus accrued interest, the prepayment premium and the back-end facility fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000, into 31,300 shares of the newly authorized Series B convertible preferred stock and issued warrants to purchase up to 989,379 shares of common stock (see Note 7 – Note Payable). These warrants have a term of 5 years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $15.30 or $18.36 per share. CRG also entered into a one year lock up agreement on all securities that it holds.

Liquidity and Management Plans

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2020, the Company had accumulated deficit of $219,826,000, cash and cash equivalents of $6,523,000 and working capital of $8,628,000. Additionally, the Company used $15,234,000 in cash for operations in the year ended December 31, 2020. The Company's financing activities provided cash of $9,230,000 during the year ended December 31, 2020, which was primarily due to the exercise of common warrants. The Company will require additional cash funding to fund operations through March 31, 2022. Accordingly, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2020. However, due to the Company’s January 2021 Offering for net proceeds of approximately $25,223,000 and the remaining equity financing commitment of $9,700,000 from LPC, management believes that this substantial doubt has been alleviated.

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

Reverse Stock Split - December 2020

The Company effected a 1-for-10 reverse stock split of its common stock that became effective after market close on December 1, 2020. The reverse stock split uniformly affected all issued and outstanding shares of the Company’s common stock. The reverse stock split provided that every ten shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The number of authorized shares of common stock remained at 75,000,000 shares.

As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all then outstanding stock options, deferred restricted stock awards and warrants, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, deferred restricted stock awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the effective date will be reduced proportionately. The Company issued 5,931 shares of common stock as a result of this adjustment.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share were rounded up to the nearest whole number.

All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Reverse Stock Split - September 2019

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the year ended December 31, 2020, one distributor accounted for 36% of the Company’s revenue. During the year ended December 31, 2019, one distributor accounted for 16% of the Company’s revenue.

There were no direct sales to customers that accounted for more than 10% of the Company’s revenue during the years ended December 31, 2020 and 2019.

As of December 31, 2020, one distributor, accounted for 37% of total accounts receivable, net. As of December 31, 2019, two distributors, collectively, accounted for 49% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $124,000 and $407,000 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company wrote-off accounts receivable totaling $736,000 primarily related to Middle Eastern and Latin American distributors in connection with the Company’s shift in its international business model to a strategic focus on the Asia Pacific geographic territory. During the year ended December 31, 2019, the Company wrote-off accounts receivable totaling $905,000 primarily related to U.S. distributors in connection with the Company’s shift in its U.S. business model to a recurring revenue rental model versus selling systems under a capital equipment sales model.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory as of December 31, 2020 consisted of $2,818,000 of finished goods and $436,000 of raw materials. Inventory as of December 31, 2019 consisted of $4,051,000 of finished goods and $810,000 of raw materials. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s recurring revenue rental model, the Company utilizes Viveve Systems transferred from finished goods inventory. The Company is amortizing these units over an estimated useful life of five years. The amortization of these Viveve Systems is charged to cost of sales and these units are included in the property and equipment, net balance on the consolidated balance sheets as of December 31, 2020 and 2019.

As part of the Company’s normal business, the Company generally utilizes various finished goods inventory as sales demos to facilitate the sale of its products to prospective customers. The Company is amortizing these demos over an estimated useful life of five years. The amortization of the demos is charged to selling, general and administrative expense and the demos are included in the property and equipment, net balance on the consolidated balance sheets as of December 31, 2020 and 2019.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. For the years ended December 31, 2020 and 2019, rental revenue recognized was $1,337,000 and $530,000. As of December 31, 2020 and 2019, the Company had deferred revenue in the amount of $345,000 and $662,000 related to its rental program. During the year ended December 31, 2020, the Company recognized $594,000 of rental revenue, which was deferred as of December 31, 2019.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of December 31, 2020 or 2019. The Company had customer contract liabilities in the amount of $17,000 and $108,000, primarily related to marketing programs that performance had not yet been delivered to its customers as of December 31, 2020 and December 31, 2019, respectively. Contract liabilities are recorded in accrued liabilities on the consolidated balance sheets.

The following table reflects the changes in our customer contract liabilities for the year ended December 31, 2020:

	December 31,	December 31,
	2020	2019	Change

Customer contracts liabilities:
Marketing programs	$17	$108	$(91)
Total	$17	$108	$(91)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the years ended December 31, 2020 and 2019, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company began its rental program in the quarter ended June 30, 2019. The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $132,000 and $486,000 at December 31, 2020 and 2019, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the year ended December 31, 2020 and 2019, the amount of amortization was $417,000 and $143,000, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019

Asia Pacific	$2,732	$2,349
United States	2,537	3,672
Canada	110	277
Europe and Middle East	86	254
Latin America	14	15
Total	$5,479	$6,567

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the years ended December 31, 2020 and 2019, no impairment charges have been recorded in the consolidated statements of operations.

Product Warranty

The Company’s products sold to customers are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2020 and 2019.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2020 and 2019. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2020 and 2019, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

	December 31,
	2020		2019

Convertible preferred stock:
Series A convertible preferred stock	-	(a)	185,218
Series B convertible preferred stock	2,341,111	(b)	2,070,458
Warrants to purchase common stock	1,728,725		2,473,785
Stock options to purchase common stock	986,399		1,008,833
Deferred restricted common stock awards	394		277

(a)

Each share of Series A convertible preferred stock was convertible at any time at the holder's option into one share of common stock. In December 2020, the Company filed a Certificate of Elimination with the Delaware Secretary of State with respect to the authorized shares of Series A convertible preferred stock. As of December 31, 2020, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares outstanding.

(b)

As of December 31, 2020 and 2019, a total of 35,819 and 31,678 shares of Series B convertible preferred stock were outstanding and convertible into 2,341,111 and 2,70,458 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2020 and 2019.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2020 and 2019 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2020 and 2019 (in thousands):

	Life	December 31,
	(in years)	2020	2019

Medical equipment	5	$3,111	$2,933
Rental program equipment	5	1,812	1,619
Computer equipment	3	242	243
Leasehold Improvements	3	122	122
Furniture and fixtures	7	386	385
Software	3	25	25
		5,698	5,327
Less: Accumulated depreciation and amortization		(2,939)	(2,281)
Property and equipment, net		$2,759	$3,046

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $1,295,000 and $1,177,000, respectively.

5.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The terms of the Distribution Agreement also included a minimum purchase requirement to purchase a certain quantity of ICM products per month. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the years ended December 31, 2020 and 2019, the Company has purchased 485 and 300 units of ICM products for approximately $51,000 and $26,000 and, respectively. The Company paid ICM approximately $52,000 and $27,000 for product related costs during the years ended December 31, 2020 and 2019, respectively. There were no amounts due to ICM for accounts payable as of December 31, 2020 and 2019.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of December 31, 2020, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the years ended December 31, 2020 and 2019, the allocated net loss from ICM’s operations was $383,000 and $627,000, respectively. The allocated net loss from ICM’s operations was recorded as a loss from minority interest in limited liability company in the consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019

Accrued bonuses	$744	$726
Accrued payroll and other related expenses	473	839
Deferred revenue - subscription rental program	345	662
Accrued professional fees	290	592
Current operating lease liabilities	132	268
Accrued inventory	87	474
Accrued sales commission	37	281
Customer contracts liabilities	17	108
Customer advances	14	53
Accrued interest	9	440
Other accruals	268	255
Total accrued liabilities	$2,416	$4,698

7.	Note Payable

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

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 223 shares of the Company’s common stock at an exercise price of $9,500.00 per share. (See Note 12 – Common Stock.)

Under the 2017 Loan Agreement, as in effect prior to the November 12, 2019 amendment, the credit facility had a six-year term with four years of interest-only payments after which quarterly principal and interest payments were to be due through the maturity date. Amounts borrowed under the 2017 Loan Agreement accrued interest at an annual fixed rate of 12.5%, 4.0% of which may, at the election of the Company, could be paid in-kind during the interest-only period by adding such accrued amount to the principal loan amount each quarter. During the year ended December 31, 2019, the Company paid interest in-kind of $1,226,000, which was added to the total outstanding principal loan amount. The Company was also required to pay CRG a final payment fee upon repayment of the loans in full equal to 5.0% of the sum of the aggregate principal amount plus the deferred interest added to the principal loan amount during the interest-only period.

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

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $15.30 or $18.36 per share. (See Note 12 – Common Stock.) CRG entered into a one year lock up agreement on all securities that it holds.

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

Pursuant to the amendment, the Company paid interest in-kind of $532,000 during the year ended December 31, 2020, which was added to the total outstanding principal loan amount.

As of December 31, 2020, the Company was in compliance with all covenants.

As of December 31, 2020 and 2019, $4,518,000 and $3,983,000 was recorded on the consolidated balance sheets as note payable, noncurrent portion, which is net of the remaining unamortized debt discount. The term loan has a maturity date of March 31, 2023.

The Company accounted for the changes in the 2017 Loan Agreement as a troubled debt restructuring. The Company reduced the amount of the debt obligation by the fair value of the equity interests transferred. The remaining difference was charged to the loss on debt restructuring and reported on the consolidated statements of operations and comprehensive loss. The equity interests transferred included the 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock. The Company determined the fair value of the Series B convertible preferred stock on November 26, 2019 using the option pricing method. The fair value of the Series B convertible preferred stock was determined to be $1,023.23 for an aggregate fair value amount of approximately $32,027,000. (See Note 11 – Preferred Stock.) The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model (see Note 12 – Common Stock.) After consideration of the fair value of the equity interests transferred and the carrying value of the debt, the remaining difference is the loss on debt restructuring of $6,705,000, which was recorded in the consolidated statement of operations for the year ended December 31, 2019.

As of December 31, 2020, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2021	$-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,465)
Present value of obligations	4,527
Less: Unamortized debt discount	(9)
Note payable, noncurrent portion	$4,518

8.	Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve is being made through Western Alliance Bank. The interest rate on the PPP Loan is 1.00% and the term is two years. In accordance with the updated Small Business guidance, the PPP Loan was modified so that, beginning ten months from the date of the PPP Loan, Viveve is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the PPP Loan in whole or in part.

In October 2020, the Company was notified that the terms of its PPP Loan with Western Alliance Bank were modified. The amount of time that the Company had to spend the proceeds of the PPP Loan (the “covered period”) was extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan was also extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months from the funding date) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There was no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. The Company submitted its PPP Loan forgiveness application to the SBA in October 2020. However, no assurance can be given that the PPP Loan will be forgiven.

As of December 31, 2020, future minimum payments under the PPP Loan are as follows (in thousands):

Year Ending December 31,
2021	$938
2022	426
Total payments	1,364
Less: Amount representing interest	(20)
Present value of obligations	1,344
Paycheck Protection Program loan,current portion	918
Paycheck Protection Program loan, noncurrent portion	$425

9.	Leases

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

The following table reflects the Company's lease assets and lease liabilities at December 31, 2020 and 2019. (in thousands):

	December 31,	December 31,
	2020	2019

Assets:
Operating lease right-of-use assets	$130	$395

Liabilities:
Current operating lease liabilities	$132	$268
Noncurrent operating lease liabilities	-	132
	$132	$400

The operating lease right-of-use assets are included in other assets on the consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

The operating lease expense for the years ended December 31, 2020 and 2019 was $300,000 and $301,000, respectively.

As of December 31, 2020, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2021	$137
Total lease payments	137
Less: Amount representing interest	(5)
Present value of lease liabilities	$132

The weighted average remaining lease term was approximately 5 months as of December 31, 2020. The weighted average discount rate for the year ended December 31, 2020 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of December 31, 2020, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2021	$345
Thereafter	-
Total	$345

As of December 31, 2020, the Company included rental program equipment related to these operating leases agreements with a net value of $841,000 in property and equipment, net. The depreciation expense for rental program equipment for the years ended December 31, 2020 and 2019 is $462,000 and $121,000, respectively.

10.	Commitments and Contingencies

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with performance of services within the scope of the agreement, breach of the agreement by the Company, or noncompliance of regulations or laws by the Company, in all cases provided the indemnified party has not breached the agreement and/or the loss is not attributable to the indemnified party’s negligence or willful malfeasance. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amounts of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

11.	Preferred Stock

Series A Convertible Preferred Stock

In connection with the closing of a public offering, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation provides for the issuance of the shares of Series A convertible preferred stock. The shares of Series A convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Series A Certificate of Designation, the shares of Series A convertible preferred stock have no voting rights.

Each share of Series A convertible preferred stock is convertible at any time at the holder’s option into one share of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series A Certificate of Designation.

A total of 547,345 shares of Series A convertible preferred stock were issued in the November 2019 Offering. In November and December of 2019, the holders of Series A convertible preferred stock converted 362,127 shares into common stock and as of December 31, 2019, 185,218 shares of Series A convertible preferred stock were remaining and outstanding. In January and February of 2020, the holders of Series A convertible preferred stock converted the remaining 185,218 shares into common stock.

On December 16, 2020, the Company filed a Certificate of Elimination with the Delaware Secretary of State with respect to the authorized shares of Series A convertible preferred stock. As of the date of the filing of the Certificate of Elimination, no shares of Series A convertible preferred stock were outstanding. Upon filing the Certificate of Elimination, the 547,345 authorized shares of Series A convertible preferred stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.

Series B Convertible Preferred Stock

As previously reported (see Note 7 – Note Payable), the CRG debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued.

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2019, the Company paid dividend in-kind of an additional 378 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. During the year ended December 31, 2020, the Company paid dividend in-kind of an additional 4,141 shares of Series B convertible preferred stock and a cash dividend of approximately $8,000 for the remaining fractional shares. As of December 31, 2020, there were 35,819 shares of Series B convertible preferred stock outstanding. The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

We have paid approximately $10,000 in cash and issued a total of 4,519 shares of Series B convertible preferred stock as preferred dividend to the holders of Series B convertible preferred stock through December 31, 2020.

The Series B convertible preferred stock provides that for so long as any shares are outstanding, the consent of the holders of the Series B convertible preferred stockholders would be required to amend the Company’s organizational documents, approve any merger, sale of assets, or other major corporate transaction, or incur additional indebtedness, among other items.

The fair value of the Series B convertible preferred stock was determined in connection with the CRG debt conversion as part of the accounting for that transaction as a troubled debt restructuring. Based on our valuation analysis, as of November 26, 2019, the date of issuance, the estimated fair value of the Series B convertible preferred stock was $1,023.23 per share or a total value of approximately $32,027,000 for the 31,300 shares of Series B convertible preferred stock that were issued. (See Note 7 – Note Payable.)

Under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B convertible preferred stock or exercise the warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

12.	Common Stock

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

On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement. Thereafter, under the Purchase Agreement, on any business day selected by us (the “Purchase Date”), the Company may direct LPC to purchase up to 25,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 30,000 shares, provided that the closing sale price of our common stock is not below $10 on the Purchase Date and (ii) the Regular Purchase may be increased to up to 50,000 shares, provided that the closing sale price of our common stock is not below $20 on the Purchase Date. In each case, LPC’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. LPC has no right to require the Company to sell any shares of common stock to LPC, but LPC is obligated to make purchases as the Company directs, subject to certain conditions. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount.

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

The offering comprised of: (1) Class A Units, priced at a public offering price of $15.50 per unit, with each unit consisting of one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the fifth anniversary of the issuance; and (2) Class B Units, priced at a public offering price of $15.50 per unit, with each unit consisting of one share of Series A preferred stock, convertible into one share of common stock, a Series A warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the fifth anniversary of the issuance.

The securities comprising the units were immediately separable and were issued separately.

A total of 194,595 shares of common stock 547,341 shares of Series A preferred stock, Series A warrants to purchase up to 741,939 shares of common stock, and Series B warrants to purchase up to 741,939 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

As of December 31, 2020, all Series A convertible preferred stock had been converted into common stock. (See Note 11 – Preferred Stock.)

As of December 31, 2020, there are no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 325,632 shares of common stock still remaining and outstanding. (See “Warrants for Common Stock” below.)

ATM Equity Offerings

Through the August 2019 ATM Facility, the Company may offer and sell, from time-to-time, up to $6,760,000 aggregate offering price of shares of its common stock”). The Company’s offering of $6,760,000 of its common stock under the August 2019 ATM Facility was completed in late September 2019. During the year ended December 31, 2019, the Company sold 100,423 shares of common stock under the August 2019 ATM Facility for net proceeds, after deducting sales commissions and other offering costs, of approximately $6,322,000. As of December 31, 2019, the Company had no remaining capacity to issue shares under the August 2019 ATM Facility.

In August 2019, the Company terminated the November 2017 ATM Facility under which the Company could offer and sell, from time-to-time, up to $25,000,000 aggregate offering price of shares of its common stock. During the year ended December 31, 2019, the Company sold zero shares of common stock under the November 2017 ATM Facility.

Restricted Common Shares

The activity of restricted common shares for the year ended December 31, 2020 is described as follows:

In March 2020, the Company issued 2,832 restricted shares of its common stock at an aggregate value of approximately $24,000.

In June 2020, the Company issued 3,453 restricted shares of its common stock at an aggregate value of approximately $25,000.

In September 2020, the Company issued 4,709 restricted shares of its common stock at an aggregate value of approximately $25,000.

The activity of restricted common shares for the year ended December 31, 2019 is described as follows:

In March 2019, the Company issued 28 restricted shares of its common stock at an aggregate value of approximately $25,000.

In October 2019, the Company issued 774 restricted shares of its common stock at an aggregate value of approximately $25,000.

In December 2019, the Company issued 3,068 restricted shares of its common stock at an aggregate value of approximately $25,000.

Warrants for Common Stock

As of December 31, 2020, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$4,000.00	79
March 2015	Common Shares	March 26, 2025	$2,720.00	2
May 2015	Common Shares	May 12, 2025	$4,240.00	37
December 2015	Common Shares	December 16, 2025	$5,600.00	31
April 2016	Common Shares	April 1, 2026	$6,080.00	25
May 2016	Common Shares	May 11, 2021	$7,740.00	6
June 2016	Common Shares	June 20, 2026	$4,980.00	101
May 2017	Common Shares	May 25, 2027	$9,500.00	223
November 2019	Common Shares	November 26, 2024	$6.10	325,632
November 2019	Common Shares	November 26, 2024	$18.36	989,379
April 2020	Common Shares	April 21, 2025	$6.37	413,210
				1,728,725

As of December 31, 2019, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$4,000.00	79
March 2015	Common Shares	March 26, 2025	$2,720.00	2
May 2015	Common Shares	May 12, 2025	$4,240.00	37
May 2015	Common Shares	May 17, 2020	$4,240.00	22
December 2015	Common Shares	December 16, 2025	$5,600.00	31
April 2016	Common Shares	April 1, 2026	$6,080.00	25
May 2016	Common Shares	May 11, 2021	$7,740.00	6
June 2016	Common Shares	June 20, 2026	$4,980.00	101
May 2017	Common Shares	May 25, 2027	$9,500.00	223
November 2019	Common Shares	November 26, 2020	$18.36	989,379
November 2019	Common Shares	November 26, 2024	$15.50	741,940
November 2019	Common Shares	November 26, 2024	$15.50	741,940
				2,473,785

In connection with the November 2019 Offering, Series A warrants to purchase up to 741,939 shares of common stock, and Series B warrants to purchase up to 741,939 shares of common stock were issued in the offering. A Series A warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the first anniversary of the date of issuance and a Series B warrant to purchase one share of common stock at an exercise price of $15.50 per share that expires on the fifth anniversary of the issuance. The Series A warrants to purchase one share of common stock have a contractual term of one year and an exercise price of $15.50 per share. The Series B warrants to purchase one share of common stock have a contractual term of five years and an exercise price of $15.50 per share. The Company determined the fair value of the Series A warrants on the date of issuance to be approximately $1,210,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 91.1%, risk free interest rate of 1.59% and a contractual life of one year. The Company determined the fair value of the Series B warrants on the date of issuance to be approximately $2,871,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 68.8%, risk free interest rate of 1.58% and a contractual life of five years. The fair value of the Series A and B warrants totaling approximately $4,081,000 is recorded as issuance costs relating to November 2019 Offering.

In February 2020, a total of 102,626 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000, and a total of 4,548 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000.

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. The Series A and B warrant exercise price adjustment to $6.10 per share from $15.50 per share resulted in the recognition of a modification expense on April 15, 2020, under the analogous guidance with respect to stock option modification under FASB ASC Topic 718, Stock-Based Compensation (ASC 718), wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series A warrants and Series B warrants exercise price adjustment resulted in the recognition of a current period modification expense of $1,838,000 included in other income (expense) in the consolidated statement of operations, with a corresponding increase to additional paid-in capital in the consolidated balance sheet. The modification expense incremental fair value was estimated using a Black-Scholes valuation model, using the following assumptions:

	Immediately	Immediately
	before Modification	After Modification

Exercise price	$15.50	$6.10
Common stock price	$6.30	$6.30
Expected term (in years)	2.8	2.8
Average volatility	97%	97%
Risk-free interest rate	0.27%	0.27%
Dividend yield	0%	0%

On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000.

In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The Company determined the fair value of the Series A-2 and the Series B-2 warrants on the date of issuance to be approximately $1,838,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 84.1%, risk free interest rate of.35% and a contractual life of five years. The fair value of the Series A-2 and B-2 warrants is recorded as a cost of issuance of the offering and as additional paid-in capital. The transaction closed on April 20, 2020. Other transaction costs in connection with the 2020 Warrant Offering were approximately $334,000.

In May 2020, a total of 410 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $2,000.

In June 2020, a total of 2,761 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $17,000, and a total of 5,070 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $31,000.

In August 2020, a total of 111,704 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $681,000, and a total of 380,913 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $2,324,000.

In August 2020, a total of 89,230 shares of common stock were issued in connection with the exercise of Series A-2 warrants for gross proceeds of approximately $568,000, and a total of 3,899 shares of common stock were issued in connection with the exercise of Series B-2 warrants for gross proceeds of approximately $25,000.

In September 2020, a total of 1,500 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $9,000.

As of December 31, 2020, there were no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 325,632 shares of common stock still remaining and outstanding.

As of December 31, 2020, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

In connection with the CRG Debt Conversion, CRG received warrants exercisable for 989,379 shares of common stock, an amount equal to 15% of our common stock on a fully diluted basis after taking the November 2019 Offering into account (the “CRG Warrants”). The CRG Warrants have a contractual term of five years and an exercise price equal to 120% of the Series B convertible preferred stock conversion price of $15.30 or $18.36 per share. The Company determined the fair value of the warrants on the date of issuance to be approximately $3,502,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 68.8%, risk free interest rate of 1.58% and a contractual life of five years. The fair value of the CRG warrants is recorded as additional paid-in capital as part of the accounting for the debt conversion.

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The Company determined the fair value of the warrants on the date of issuance to be $940,000 using the Black-Scholes option pricing model. Assumptions used were dividend yield of 0%, volatility of 55.1%, risk free interest rate of 2.25% and a contractual life of ten years. The fair value of the warrants along with financing and legal fees totaling $790,000, are recorded as debt issuance costs and presented in the consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the years ended December 31, 2020 and 2019, the Company recorded $3,000 and $352,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of December 31, 2020, the unamortized debt discount was $9,000.

During the year ended December 31, 2020, a total of 1,209,000 shares were issued in connection with the exercise of warrants for gross proceeds of approximately $8,407,000. No shares were issued in connection with the exercise of warrants during the year ended December 31, 2019.

No shares issuable pursuant to warrants have been cancelled during the year ended December 31, 2020 and 2019.

A total of 42,404 shares issuable pursuant to warrants expired during the year ended December 31, 2020. A total of 140 shares issuable pursuant to warrants expired during the year ended December 31, 2019.

13.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options and restricted stock awards (“RSAs”) from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of December 31, 2020, there are outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 2.1 years.

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

In January 2019, the board of directors approved the 2019 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 2,044 shares from 4,914 shares to a total of 6,958 shares, which was effective January 1, 2019.

In September 2019, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder to equal 18% of the issued and outstanding shares of common stock of the Company on a fully diluted basis calculated as of the earlier of: (1) the day immediately after the consummation of the Company’s next underwritten public equity offering with gross proceeds of $5.0 million or more; or (2) December 31, 2019. Accordingly, the total stock reserved for issuance under the 2013 Plan increased to a total of 1,187,253 shares, which was effective November 26, 2019.

In January 2020, the board of directors approved the 2020 evergreen provision increasing the total stock reserved for issuance under the 2013 Plan by 263,993 shares from 1,187,253 shares to a total of 1,451,246 shares, which was effective January 1, 2020.

As of December 31, 2020, there are outstanding stock option awards issued from the 2013 Plan covering a total of 986,387 shares of the Company’s common stock and there remain reserved for future awards 466,200 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $18.98 per share, and the remaining contractual term is 8.9 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Year Ended December 31, 2020
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, January 1, 2019	4,098	$4,567.36	7.4	$-
Options granted	1,006,602	$11.42
Options exercised	-
Options canceled	(1,867)	$4,040.64
Options outstanding, December 31, 2019	1,008,833	$22.47	9.9	$3,928,715
Options granted	146,700	$6.36
Options exercised	-
Options canceled	(169,134)	$28.45
Options outstanding, December 31, 2020	986,399	$19.10	8.9	$675

Vested and exercisable and expected to vest, December 31, 2020	923,646	$19.77	8.9	$598

Vested and exercisable, December 31, 2020	245,445	$45.09	8.6	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2020.

The options outstanding and exercisable as of December 31, 2020 are as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			December 31, 2020	Price	Term (Years)	December 31, 2020	Price

$4.45	-	$8.91	967,288	$8.32	8.9	238,900	$8.69
$10.90	-	$13.60	15,500	$12.64	9.2	3,750	$13.60
$380.00	-	$580.00	125	$552.00	8.4	113	$567.61
$1,000.00	-	$1,970.00	1,954	$1,426.46	7.6	1,334	$1,437.21
$2,020.00	-	$2,830.00	74	$2,501.22	7.0	53	$2,520.19
$3,110.00	-	$3,580.00	189	$3,439.26	7.6	156	$3,455.90
$4,360.00	-	$4,970.00	619	$4,549.77	6.2	510	$4,554.04
$5,010.00	-	$5,670.00	300	$5,366.00	6.2	285	$5,356.84
$6,000.00	-	$6,000.00	138	$6,000.00	5.0	138	$6,000.00
$7,140.00	-	$7,920.00	200	$7,679.20	4.1	194	$7,676.29
$9,920.00	-	$9,920.00	12	$9,920.00	2.1	12	$9,920.00
Total:			986,399	$19.10	8.9	245,445	$45.09

Deferred Restricted Stock Awards

As of December 31, 2020, there are 234 shares of unvested restricted stock outstanding that have been granted pursuant to deferred restricted stock awards (“RSAs”).

During the year ended December 31, 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

In June 2020, the Company issued 25 shares of common stock to a consultant in connection with the annual vesting of an RSA granted to the consultant in June 2018.

In July 2019, the Company issued 38 shares of common stock under the 2013 Plan to members of the Company’s board of directors with a weighted average grant date fair value of $380.80 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 38 shares of common stock were issued.

In June 2019, the Company issued 25 shares to a consultant in connection with the vesting of an RSA granted to the consultant in June 2018.

In April 2019, the Company issued 53 shares of common stock under the 2013 Plan to board members as director compensation with a weighted average grant date fair value of $910.00 per share, based on the market price of the Company’s common stock on the award date. The RSAs were fully vested on the date of grant and 53 shares of common stock were issued.

In January 2019, the Company granted RSAs for 384 shares of common stock under the 2013 Plan to employees as part of their 2018 annual performance bonuses. The bonuses for 2018 performance were paid 50% in cash and 50% in the form of RSAs that will vest in full upon FDA approval of the Viveve System for improvement of sexual function or stress urinary incontinence in the United States. During the year ended December 31, 2020, a total of 18 shares pursuant to these RSAs were cancelled. During the year ended December 31, 2019, a total of 132 shares pursuant to these RSAs were cancelled. As of December 31, 2020, zero shares were vested and issued.

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

During the years ended December 31, 2020 and 2019, the Company’s 2017 ESPP issued 84 shares and 154 shares, respectively, for aggregate offering proceeds of approximately $1,000 and $56,000, respectively.

The Company estimated the fair value of purchase rights under the ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of December 31, 2020, the remaining shares available for issuance under the 2017 ESPP were 22 shares.

Stock-Based Compensation

During the years ended December 31, 2020 and 2019, the Company granted stock options to employees and nonemployees to purchase 146,700 and 1,006,602 of common stock with a weighted average grant date fair value of $4.08 and $7.23 per share, respectively. There were no stock options exercised by employees and nonemployees during the years ended December 31, 2020 and 2019.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year Ended
	December 31,
	2020	2019

Expected term (in years)	5	6
Average volatility	82%	70%
Risk-free interest rate	0.37%	1.62%
Dividend yield	-	-

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

The following table shows stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019

Cost of revenue	$208	$135
Research and development	325	192
Selling, general and administrative	2,118	2,073
Total	$2,651	$2,400

As of December 31, 2020, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,781,000. These costs are expected to be recognized over a period of approximately 2.5 years.

14.	Income Taxes

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

The Company’s effective tax rate is 0% for the years ended December 31, 2020 and 2019.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2020	2019

Income tax benefit at statutory rate	(21)%	(21)%
State income taxes, net of federal benefit	(3)%	(4)%
Change in valuation allowance	20%	(39)%
Debt restructuring	0%	6%
Limitation on net operating loss and credit carryovers	0%	56%
Other	4%	2%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$20,891	$16,688
Capitalized start up costs	2,866	3,225
Research and development credits	631	527
Accruals and reserves	773	532
Fixed assets and depreciation	291	128
Total deferred tax assets	25,452	21,100
Deferred tax liabilities:
Valuation allowance	(25,452)	(21,100)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on its past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $4,352,000 during the year ended December 31, 2020 and decreased by approximately $16,506,000 during the year ended December 31, 2019.

As of December 31, 2020, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $95,395,000 and $20,239,000, respectively. The federal NOLs do not expire and the state NOLs will begin to expire in the year 2028.

The Company also has California research and development tax credits of approximately $817,000. The credits have no expiration date.

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

As of December 31, 2020, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019

Balance at the beginning of the year	$223	$450
Additions (deletions) based upon tax positions related to the current year	22	(227)
Balance at the end of the year	$245	$223

If the ending balance of $245,000 of unrecognized tax benefits as of December 31, 2020 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

15.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2020, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $1,051,000 and $4,889,000 for goods and services during the years ended December 31, 2020 and 2019, respectively.

In August 2017, the Company entered into a Distributorship Agreement with ICM. Under the terms of the Distributorship Agreement, the Company had a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this agreement. In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month. (See Note 5 – Investment in Limited Liability Company for transactions with ICM.)

16.	Segments and Geographic Information

The Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2020	2019

United States	$2,622	$2,818
Asia Pacific	76	64
Canada	54	142
Europe	7	22
Total	$2,759	$3,046

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

17.	Subsequent Events

2021 Public Offering

On January 19, 2021, the Company closed an upsized underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve.

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $25,223,000.

Series C Convertible Preferred Stock

In connection with the closing of a public offering, on January 19, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of the shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Series C Certificate of Designation, the shares of Series C convertible preferred stock have no voting rights.

Each share of Series C convertible preferred stock is convertible at any time at the holder’s option into one share of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations and other similar transactions as specified in the Series C Certificate of Designation.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

2013 Plan - 2021 Evergreen

Effective January 1, 2021, the total common stock reserved for issuance under the 2013 Plan was increased by 307,705 shares from 1,451,246 shares to a total of 1,758,951 shares under the evergreen provision of the 2013 Plan.

November 2019 Offering – Amendment to Warrant Pricing Terms

On January 19, 2021, the Company closed a public offering at an effective price of $3.40 per share of its common stock. As a result, the pricing terms of the Series B, A-2 and B-2 Common Stock Purchase Warrants (the “Warrants”) were modified so that each Warrant entitles the holder to purchase one share of common stock for an adjusted exercise price of $3.40. The exercise price for Series B Warrants was modified from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 Warrants was modified from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares.

Annual Equity Awards

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of deferred restricted stock units (RSUs) under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

Office Lease Amendment

In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,028, $21,643 and $22,258 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord has agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.