Form 10-Q
period 2021-03-31
VIVEVE MEDICAL, INC.
filed 2021-05-13
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, the issuer had 10,591,716 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$28,446	$6,523
Accounts receivable, net of allowance for doubtful accounts of $126 and $124 as of March 31, 2021 and December 31, 2020, respectively	336	770
Inventory	3,049	3,254
Prepaid expenses and other current assets	2,043	2,296
Total current assets	33,874	12,843
Property and equipment, net	2,316	2,759
Investment in limited liability company	757	833
Other assets	723	195
Total assets	$37,670	$16,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,157	$881
Accrued liabilities	1,873	2,416
Paycheck Protection Program loan, current portion	1,246	918
Total current liabilities	4,276	4,215
Note payable, noncurrent portion	4,660	4,518
Paycheck Protection Program loan, noncurrent portion	97	425
Other noncurrent liabilities	1,097	498
Total liabilities	10,130	9,656
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020;
Series B preferred stock, $0.0001 par value; 36,937 and 35,819 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2021	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 10,341,716 and 2,171,316 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	-
Additional paid-in capital	253,156	226,800
Accumulated deficit	(225,617)	(219,826)
Total stockholders’ equity	27,540	6,974
Total liabilities and stockholders’ equity	$37,670	$16,630

(1)	The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$1,450	$1,304
Cost of revenue	1,068	1,129
Gross profit	382	175

Operating expenses:
Research and development	1,930	1,637
Selling, general and administrative	3,581	4,365
Total operating expenses	5,511	6,002
Loss from operations	(5,129)	(5,827)
Modification of warrants	(287)	-
Interest expense, net	(234)	(210)
Other expense, net	(65)	(91)
Net loss from consolidated companies	(5,715)	(6,128)
Loss from minority interest in limited liability company	(76)	(182)
Comprehensive and net loss	(5,791)	(6,310)
Series B convertible preferred stock dividends	(1,119)	(989)
Net loss attributable to common stockholders	$(6,910)	$(7,299)

Net loss per share of common stock:
Basic and diluted	$(0.80)	$(8.17)

Weighted average shares used in computing net loss per common share:
Basic and diluted	8,636,120	893,079

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible		Series B Convertible
	Preferred Stock,		Preferred Stock,			Common Stock,		Additional			Total
	$0.0001 par value		$0.0001 par value			$0.0001 par value		Paid-In	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit		Equity

Balances as of January 1, 2021	-	$-	35,819	$-		2,171,316	$-	$226,800	$(219,826)		$6,974
January 2021 Offering, net issuance costs	-	-	-	-		5,666,760	1	25,121	-		25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-		2,450,880	-	-	-		-
Issuance of common shares in connection with common warrant exercises	-	-	-	-		52,760	-	179	-		179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-		-	-	287	-		287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-		-	-	(40)	-		(40)
Dividend on Series B convertible preferred stock	-	-	-	-		-	-	(1,119)	-		(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,118	-		-	-	1,118	-		1,118
Stock-based compensation expense	-	-	-	-		-	-	810	-		810
Net loss	-	-	-	-		-	-	-	(5,791)		(5,791)
Balances as of March 31, 2021	-	$-	36,937	$-	#	10,341,716	$1	$253,156	$(225,617)	#	$27,540

	Series A Convertible		Series B Convertible
	Preferred Stock,		Preferred Stock,			Common Stock,		Additional			Total
	$0.0001 par value		$0.0001 par value			$0.0001 par value		Paid-In	Accumulated		Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit		Equity

Balances as of January 1, 2020	185,218	$-	31,678	$-		707,571	$-	$214,431	$(197,911)		$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-		-	-	(30)	-		(30)
Conversion of Series A convertible preferred stock into common stock	(185,218)	-	-	-		185,218	-	-	-		-
Issuance of common shares in connection with common warrant exercises	-	-	-	-		107,172	-	1,661	-		1,661
Series B convertible preferred stock dividends	-	-	-	-		-	-	(990)	-		(990)
Series B convertible preferred stock dividends paid in PIK shares	-	-	989	-		-	-	989	-		989
Stock-based compensation expense	-	-	-	-		-	-	686	-		686
Issuance of common shares from employee stock purchase plan	-	-	-	-		-	-	-	-		-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-		2,832	-	24	-		24
Net loss	-	-	-	-		-	-	-	(6,310)		(6,310)
Balances as of March 31, 2020	-	$-	32,667	$-	#	1,002,793	$-	$216,771	$(204,221)	#	$12,551

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(5,791)	$(6,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	65	74
Depreciation and amortization	328	323
Stock-based compensation	810	710
Non-cash interest expense	142	127
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	-	5
Loss from minority interest in limited liability company	76	182
Loss on disposal of property and equipment	9	-
Modification of warrants	287	-
Changes in assets and liabilities:
Accounts receivable	369	220
Inventory	396	313
Prepaid expenses and other current assets	253	243
Other noncurrent assets	150	417
Accounts payable	276	654
Accrued and other liabilities	(727)	(2,654)
Other noncurrent liabilities	104	(40)
Net cash used in operating activities	(3,253)	(5,736)

Cash flows from investing activities:
Purchase of property and equipment	(85)	(161)
Net cash used in investing activities	(85)	(161)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	25,122	-
Proceeds from exercise of common warrants	179	1,661
Transaction costs in connection with Purchase Agreement with LPC	(40)	-
Transaction costs in connection with November 2019 Offering	-	(30)
Net cash provided by financing activities	25,261	1,631
Net increase (decrease) in cash and cash equivalents	21,923	(4,266)

Cash and cash equivalents - beginning of period	6,523	13,308
Cash and cash equivalents - end of period	$28,446	$9,042

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$1,118	$989
Issuance of note payable in settlement of accrued interest	$141	$126
Net transfer of equipment between inventory and property and equipment	$(191)	$89
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$75	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $25,122,000.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of March 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Series C Convertible Preferred Stock

In connection with the closing of the January 2021 Offering, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of the shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

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

All Series C convertible preferred stock have been converted into common stock and there are no remaining shares outstanding.

November 2019 Offering – Amendment to Warrant Pricing Terms

On January 19, 2021, the Company closed a public offering at an effective price of $3.40 per share of its common stock. As a result, the pricing terms of the previously issued Series B, A-2 and B-2 Common Stock Purchase Warrants (the “Warrants”) were modified so that each Warrant entitles the holder to purchase one share of common stock for an adjusted exercise price of $3.40. The exercise price for Series B Warrants was modified from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 Warrants was modified from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. As a result of this modification, the Company recognized a charge of $287,000.

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

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock (after giving effect to the Company’s reverse stock split in December 2020), representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share (after giving effect to the Company’s reverse stock split).

On March 31, 2021, the Company and LPC entered into a first amendment to Purchase Agreement. The amendment limited the Company’s sale of shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement, as amended equals or exceeds $2.99 per share.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $334,000. (See Note 11 – Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.) As of March 31, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 18, 2021. The results of operations for the three months ended March 31,2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $225,617,000 as of March 31, 2021. Additionally, the Company used $3,253,000 in cash for operations in the three months ended March 31, 2021. However, the Company's financing activities provided cash of $25,261,000 during the three months ended March 31,2021 including $25,122,000 in net proceeds from the January 2021 Offering and $179,000 proceeds from the exercise of common warrants. As of March 31, 2021, the Company had cash and cash equivalents of $28,446,000 and working capital of $29,598,000. Accordingly, management expects that our cash will be sufficient to fund our activities for at least the next twelve months through May 2022; however, we may require additional funds to fully implement our plan of operation.

To fund further operations, the Company may need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2021, one distributor accounted for 17% of the Company’s revenue. During the three months ended March 31, 2020, one distributor accounted for 48% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2021and 2020.

As of March 31, 2021, one distributor accounted for 18% of total accounts receivable, net. As of December 31, 2020, one distributor accounted for 37% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $126,000 as of March 31, 2021 and $124,000 as of December 31, 2020.

During the three months ended March 31, 2021, the Company wrote-off accounts receivable totaling approximately $64,000 primarily related to U.S. customers. There were no write-offs of customers’ accounts receivable during the three months ended March 31, 2020.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. For the three months ended March 31, 2021 and 2020, rental revenue recognized during the period was $366,000 and $421,000, respectively. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue in the amounts of $274,000 and $345,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company recognized revenue of $230,000 which was deferred revenue as of December 31, 2020.

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

Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance for differing indications, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Asia Pacific, Europe, the Middle East and Latin America. In North America, we market and sell primarily through a direct sales force. Outside of North America, we market and sell primarily through distribution partners.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of March 31, 2021 or December 31, 2020. The Company had customer contract liabilities in the amount of $16,000 and $17,000 that performance had not yet been delivered to its customers as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet.

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended March 31, 2021 and 2020, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company began its rental program in the quarter ended June 30, 2019. The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $33,000 and $32,000 at March 31, 2021 and December 31, 2020, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended March 31, 2021 and 2020, the amount of amortization was $14,000 and $198,000, respectively. There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020

North America	$925	$688
Asia Pacific	519	597
Europe and Middle East	6	5
Latin America	-	14
Total	$1,450	$1,304

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three months ended March 31, 2021 and 2020.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

		Three Months Ended
		March 31,
		2021	2020

Convertible preferred stock:
Series A convertible preferred stock	(a)	-	-
Series B convertible preferred stock	(b)	2,414,183	2,135,098
Series C convertible preferred stock	(c)	-	-
Warrants to purchase common stock		9,793,605	2,366,591
Stock options to purchase common stock		981,551	1,043,319
Deferred restricted common stock units		687,000	-
Deferred restricted common stock awards		232	277

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

(b)

As of March 31, 2021 and 2020, a total of 36,937 and 32,677 shares of Series B convertible preferred stock were outstanding and convertible into 2,414,183 and 2,135,098 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

(c)

Each share of Series C preferred stock is convertible at any time at the holder's option into one share of common stock. As of March 31, 2021, all Series C convertible preferred stock had been converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Recently Issued and Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2021, and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2021, and December 31, 2020 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The terms of the Distribution Agreement also included a minimum purchase requirement to purchase a certain quantity of ICM products per month. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended March 31, 2021 and 2020, the Company purchased zero and 120 units of ICM products for approximately $0 and $10,000, respectively. As of March 31, 2021, the Company has purchased approximately 5,285 units of ICM products. The Company paid ICM approximately $0 and $10,000 for product related costs during the three months ended March 31, 2021 and 2020, respectively. There were no amounts due to ICM for the accounts payable as of March 31, 2021 and December 31, 2020.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of March 31, 2021, the Company owned approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended March 31,2021 and 2020, the allocated net loss from ICM’s operations was $76,000 and $182,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31,2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020

Accrued payroll and other related expenses	$438	$473
Deferred revenue - subscription rental program	274	345
Accrued bonuses	265	744
Accrued professional fees	256	290
Accrued clinical trial costs	192	91
Current operating lease liabilities	183	132
Customer advances	78	14
Accrued inventory	-	87
Other accruals	187	240
Total accrued liabilities	$1,873	$2,416

6.	Note Payable

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

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $15.30 or $18.36 per share. (See Note 11 – Common Stock.) CRG entered into a one year lock up agreement on all securities that it holds.

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

Pursuant to the Amendment No. 3, the Company paid interest in-kind of $141,000 and $126,000 during the three months ended March 31, 2021 and 2020, respectively, which was added to the total outstanding principal loan amount.

As of March 31, 2021, the Company was in compliance with all covenants.

As of March 31, 2021 and December 31, 2020, $4,660,000 and $4,518,000, respectively, was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount. The term loan has a maturity date of March 31, 2023.

As of March 31, 2021, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2021 (remaining 9 months)	$-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,324)
Present value of obligations	4,668
Less: Unamortized debt discount	(8)
Note payable, noncurrent portion	$4,660

7.	Paycheck Protection Program Loan

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

In April 2021, the Company received notification that the SBA has requested a review of the loan application, forgiveness application, and supporting material for the PPP Loan.

As of March 31, 2021, future minimum payments under the PPP Loan are as follows (in thousands):

Year Ending December 31,
2021 (remaining 9 months)	$877
2022	487
Total payments	1,364
Less: Amount representing interest	(21)
Present value of obligations	1,343
PPP Loan,current portion	1,246
PPP Loan, noncurrent portion	$97

8.	Leases

Lessee:

The following information pertains to those operating lease agreements where the Company is the lessee.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. The lease term commenced on June 1, 2017 and was to terminate in May 2021. The Company relocated its corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

The monthly base rent under the Sublease was equal to $20.50 per rentable square foot of the Sublease Premises during the first year. The monthly base rent was equal to $21.12 and $21.75 per rentable square foot during the second and third years, respectively. In connection with the execution of the Sublease, the Company also agreed to pay a security deposit of approximately $22,000. The Company was also provided an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the Sublease Premises which has been reimbursed.

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

The following table reflects the Company’s lease assets and lease liabilities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020

Assets:
Operating lease right-of-use assets	$678	$130

Liabilities:
Current operating lease liabilities	$183	$132
Noncurrent operating lease liabilities	495	-
	$678	$132

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating leases expense for the three months ended March 31, 2021 and 2020 was $73,000 and $76,000, respectively.

As of March 31, 2021, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2021 (remaining 9 months)	$189
2022	279
2023	285
2024	67
Total lease payments	820
Less: Amount representing interest	(142)
Present value of lease liabilities	$678

The weighted average remaining lease term was approximately 35 months as of March 31, 2021. The weighted average discount rate for the three months ended March 31, 2021 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of March 31, 2021, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2021 (remaining 9 months)	$274
Thereafter	-
Total	$274

As of March 31, 2021, $709,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three months ended March 31, 2021 and 2020 is $110,000 and $113,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended March 31, 2021, the Company paid dividend in-kind of an additional 1,118 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. During the three months ended March 31, 2020, the Company paid dividend in-kind of an additional 989 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. The Company has paid approximately $12,000 in cash and issued a total of 5,637 shares of Series B convertible preferred stock as preferred dividend to the holders of Series B convertible preferred stock through March 31, 2021.

As of March 31, 2021 and December 31, 2020, there were 36,937 and 35,819 shares of Series B convertible preferred stock outstanding and convertible into 2,414,183 and 2,341,111 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

The shares of Series B convertible preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

The Series B convertible preferred stock also provides that for so long as any shares are outstanding, the consent of the holders of the Series B convertible preferred stockholders would be required to amend the Company’s organizational documents, approve any merger, sale of assets, or other major corporate transaction, or incur additional indebtedness, among other items.

Series C Convertible Preferred Stock

In connection with the closing of the public offering, on January 19, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of the shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

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

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into the Purchase Agreement with LPC, which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock (after giving effect to the Company’s reverse stock split in December 2020), representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share (after giving effect to the Company’s reverse stock split), which represented the lower of (a) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (b) the average of the closing price of the common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Purchase Agreement, as calculated in accordance with Nasdaq Rules.

On March 31, 2021, the Company and LPC entered into the first amendment to the Purchase Agreement. The amendment limited the Company’s sale shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of Common Stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement, as amended equals or exceeds $2.99 per share, which represents the lower of (a) the closing price of the common stock on the Nasdaq Capital Market immediately preceding the date of the Amendment or (b) the average of the closing prices of our common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Amendment, as calculated in accordance with Nasdaq Rules.

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

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $25,122,000.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of March 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the three months ended March 31, 2021.

The activity of restricted common shares during the three months ended March 31, 2020 is described as follows:

●	In March 2020, the Company issued 28,313 restricted shares of its common stock at an aggregate value of approximately $24,000.

Warrants for Common Stock

As of March 31,2021, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$4,000.00	79
March 2015	Common Shares	March 26, 2025	$2,720.00	2
May 2015	Common Shares	May 12, 2025	$4,240.00	37
December 2015	Common Shares	December 16, 2025	$5,600.00	31
April 2016	Common Shares	April 1, 2026	$6,080.00	25
May 2016	Common Shares	May 11, 2021	$7,740.00	6
June 2016	Common Shares	June 20, 2026	$4,980.00	101
May 2017	Common Shares	May 25, 2027	$9,500.00	223
November 2019	Common Shares	November 26, 2024	$3.40	285,632
November 2019	Common Shares	November 26, 2024	$18.36	989,379
April 2020	Common Shares	April 21, 2025	$3.40	413,210
January 2021	Common Shares	January 19, 2026	$3.40	8,104,880
				9,793,605

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223, shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three months ended March 31, 2021 and 2020, the Company recorded $1,000 and $1,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of March 31, 2021, the unamortized debt discount was $8,000.

In February 2020, a total of 102,626 shares of common stock were issued in connection with the exercise of Series A warrants for gross proceeds of approximately $1,591,000, and a total of 4,548 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $70,000.

In connection with the January 2021 Offering, warrants to purchase up to 8,117,640 shares of common stock were issued in the offering. The warrants to purchase one share of common stock have an exercise price of $3.40 per share and expires on the fifth anniversary of the date of issuance.

On January 19, 2021, the Company closed a public offering at an effective price of $3.40 per share of its common stock. As a result, the pricing terms of the Series B, A-2 and B-2 Common Stock Purchase Warrants were modified so that each warrant entitles the holder to purchase one share of common stock for an adjusted exercise price of $3.40. The exercise price for Series B warrants was modified from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was modified from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. The Company determined the incremental fair value on Series B, A-2 and B-2 warrants due to the modification of exercise price on the date of adjustment to be approximately $287,000 using the Black-Scholes option pricing model. Assumptions used were as follows:

	Immediately	Immediately
Series B Warrants	before Modification	After Modification

Exercise price
Common stock price	$6.10	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	3.9	3.9
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

	Immediately	Immediately
Series A-2 and B-2 Warrants	before Modification	After Modification

Exercise price	$6.37	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	4.3	4.3
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

The incremental fair value of the Series B, A-2 and B-2 warrants is recorded as other expense and as additional paid-in capital.

In February 2021, a total of 40,000 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $136,000 and a total of 8,760 shares of common stock were issued in connection with the exercise of January 2021 warrants for gross proceeds of approximately $30,000.

In March 2021, a total of 4,000 shares of common stock were issued in connection with the exercise of January 2021 warrants for gross proceeds of approximately $13,000.

As of March 31, 2021, there were no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock still remaining and outstanding.

As of March 31, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

As of March 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

No shares issuable pursuant to warrants have been cancelled during the three months ended March 31, 2021 and 2020.

No shares issuable pursuant to warrants have expired during the three months ended March 31, 2021 and 2020.

12.	Summary of Stock Options

Stock Option Plans

The Company has issued equity awards in the form of stock options (both incentive stock options and non-qualified stock options) and deferred restricted stock awards or units, from two employee benefit plans. The plans include the Viveve Amended and Restated 2006 Stock Plan (the “2006 Plan”) and the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”).

As of March 31, 2021, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 1.8 years.

In January 2021, the total common stock reserved for issuance under the 2013 Plan was increased by 307,705 shares from 1,451,246 shares to a total of 1,758,951 shares under the evergreen provision of the 2013 Plan.

As of March 31, 2021, there were outstanding stock option awards issued from the 2013 Plan covering a total of 981,539 shares of the Company’s common stock and there remain reserved for future awards 91,755 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $18.29 per share, and the remaining contractual term is 8.8 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2021
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	986,399	$19.10	8.9	$675
Options granted	7,000	$3.25
Options exercised	-
Options canceled	(11,848)	$66.81
Options outstanding, end of period	981,551	$18.42	8.8	$-

Vested and exercisable and expected to vest, end of period	928,262	$18.96	8.8	$-

Vested and exercisable, end of period	294,253	$38.04	8.6	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2021.

The options outstanding and exercisable as of March 31, 2021 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2021	Price	Term (Years)	March 31, 2021	Price

$3.06	-	$8.91	962,600	$8.28	8.8	284,952	$8.67
$10.90	-	$13.60	15,500	$12.64	8.9	6,490	$12.98
$380.00	-	$580.00	125	$552.00	8.2	116	$563.62
$1,000.00	-	$1,970.00	1,888	$1,432.98	7.6	1,395	$1,438.84
$2,020.00	-	$2,830.00	71	$2,521.55	6.2	55	$2,528.73
$3,110.00	-	$3,580.00	189	$3,439.26	7.4	157	$3,453.69
$4,360.00	-	$4,970.00	595	$4,552.59	6.2	517	$4,555.78
$5,010.00	-	$5,670.00	294	$5,373.27	6.1	284	$5,365.88
$6,000.00	-	$6,000.00	138	$6,000.00	4.7	138	$6,000.00
$7,140.00	-	$7,920.00	139	$7,722.73	5.6	137	$7,720.15
$9,920.00	-	$9,920.00	12	$9,920.00	1.8	12	$9,920.00
Total:			981,551	$18.42	8.8	294,253	$38.04

Deferred Restricted Stock Units

As of March 31, 2021, there are 687,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three months ended March 31, 2021, RSUs for 3,000 shares of common stock under the 2013 Plan were cancelled.

During the three months ended March 31, 2020, no RSUs for shares of common stock under the 2013 Plan were granted by the Company.

Deferred Restricted Stock Awards

As of March 31, 2021, there are 232 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three months ended March 31, 2021 and 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

2017 Employee Stock Purchase Plan

In September 2020, the board of directors approved the suspension of the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) following the twelfth offering period and the ESPP purchase on September 30, 2020.

As of March 31, 2021, the remaining shares available for issuance under the 2017 ESPP were 22 shares.

Stock-Based Compensation

During the three months ended March 31, 2021, the Company granted stock options to employees to purchase 7,000 shares of common stock with a weighted average grant date fair value of $2.19 per share. During the three months ended March 31, 2020, the Company granted stock options to employees and nonemployees to purchase 46,800 shares of common stock with a weighted average grant date fair value of $8.80 per share. There were no stock options exercised by employees and nonemployees during the three months ended March 31, 2021 and 2020.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2021	2020

Expected term (in years)	5	5
Average volatility	87%	73%
Risk-free interest rate	0.82%	0.45%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Cost of revenue	$55	$60
Research and development	97	86
Selling, general and administrative	658	564
Total	$810	$710

As of March 31, 2021, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,186,000. These costs are expected to be recognized over a period of approximately 2.3 years.

As of March 31, 2021, the total unrecognized compensation cost in connection with unvested RSUs was approximately $2,011,000. These costs are expected to be recognized over a period of approximately 1.8 years.

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2021 and 2020. The Company expects that its effective tax rate for the full year 2021 will be 0%.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of March 31, 2021, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $77,000 and $282,000 for goods and services during the three months ended March 31, 2021 and 2020, respectively. The amounts due to Stellartech for accounts payable as of March 31, 2021 and December 31, 2020 were approximately $1,000 and $9,000, respectively.

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

15.	Subsequent Events

Purchase Agreement with Lincoln Park Capital, LLC

In May 2021, pursuant to the provisions under the Purchase Agreement, LPC purchased 250,000 shares of the Company’s common stock at $2.817 per share for proceeds of approximately $704,000.

November 2019 Offering – Amendment to Warrant Pricing Terms

As a result of the common stock sales to LPC, the Company reduced the exercise price of its Series B, A-2 and B-2 common stock warrants from $3.40 per share to $2.817 per share pursuant to the terms of the warrants. There is no change to the quantity of warrant shares due to this reduction of exercise price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 51 countries throughout the world under the following indications for use:

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of March 31, 2021, we have a global installed base of 860 Viveve Systems and we have sold approximately 52,500 single-use treatment tips worldwide.

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

On December 1, 2020, the Company effected a 1-for-10 reverse stock split of all outstanding common stock of the Company. All share numbers, exercise prices for options and warrants, conversion price of preferred stock and other capitalization information in this Quarterly Report on Form 10-Q is represented on a post-split basis, unless as otherwise indicated.

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

The offering comprised of: (1) 4,607,940 Class A Units, priced at a public offering price of $3.40 per Class A Unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance; and (2) 2,450,880 Class B Units, priced at a public offering price of $3.40 per Class B Unit, with each unit consisting of one share of Series C convertible preferred stock and one warrant to purchase one share of common stock, at an exercise price of $3.40 per share that expires on the fifth anniversary of the date of issuance. The underwriter exercised an over-allotment option to purchase an additional 1,058,820 shares of common stock and warrants to purchase 1,058,820 shares of common stock in the offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $25,122,000.

A total of 2,450,880 shares of Series C convertible preferred stock were issued in the January 2021 Offering. In January 2021, all Series C convertible preferred stock were converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock (after giving effect to the Company’s reverse stock split in December 2020), representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share (after giving effect to the Company’s reverse stock split).

On March 31, 2021, the Company and LPC entered into a first amendment to Purchase Agreement. The amendment limited the Company’s sale of shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement, as amended equals or exceeds $2.99 per share.

In May 2021, pursuant to the provisions under the Purchase Agreement, LPC purchased 250,000 shares of the Company’s common stock at $2.817 per share for proceeds of approximately $704,000.

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

In October 2020, the Company was notified that the terms of its PPP Loan with Western Alliance Bank have been modified. The amount of time that the Company has to spend the proceeds of the PPP Loan (the “covered period”) has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. We submitted our PPP Loan forgiveness application to the SBA in October 2020. However, no assurance can be given that the PPP Loan will be forgiven in whole or in part.

In April 2021, the Company received notification that the SBA has requested a review of the loan application, forgiveness application, and supporting material for the PPP Loan.

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

Issuance of SUI Methods Patent in the U.S.

In September 2020, the Company announced that the United States Patent and Trademark Office (USPTO) had issued U.S. Patent No. 10,779,874 covering Viveve’s unique method of treatment to address SUI in women. The newly granted, first SUI specific patent for Viveve, strengthens the Company’s already robust intellectual property portfolio as it advances the pivotal U.S. PURSUIT clinical trial for SUI in women.

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

The positive preclinical findings demonstrated, as reported in August 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham tips demonstrated meaningful tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. We believe that the positive in-vivo preclinical study validates our new inert sham tip for use in the pivotal U.S. PURSUIT trial.

Issuance of Patents in Taiwan and South Korea

The Company announced in April 2021 that the Taiwan Intellectual Property Office (TIPO) recently issued Taiwan Patent No. 1720358 for Viveve’s dual-energy technology device and in February 2021 that the Korean Intellectual Property Office (KIPO) recently issued Korean Patent No. 10-2197234 titled, Vaginal Remodeling Device and Method. The awarded patents further expands and strengthens Viveve's intellectual property portfolio in two of Asia's largest commercial markets.

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

The rental program is accounted for under the Financial Standards Board’s (‘FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the three months ended March 31, 2021 and 2020, rental revenue recognized during the period was $366,000 and $421,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Novel Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, the United States and many other countries continue to face outbreaks or resurgences of the novel highly transmissible pathogenic coronavirus and its variants, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the novel coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash and the Company’s January 2021 Offering for net proceeds of approximately $25,122,000 as well as the committed equity financing commitment of $9,700,000 from LPC will be sufficient to fund our activities for at least the next 12 months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$1,450	$1,304	$146	11%

We recorded revenue of $1,450,000 for the three months ended March 31, 2021, compared to revenue of $1,304,000 for the three months ended March 31, 2020, an increase of $146,000, or approximately 11%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in the first quarter of 2021 included 8 Viveve Systems sold (which included four Viveve Systems sold through our international distribution partner and four Viveve Systems sold in the U.S. market through our direct sales) and approximately 2,450 disposable treatment tips sold globally. Sales in the first quarter of 2020 included zero Viveve Systems sold and approximately 2,300 disposable treatment tips sold globally.

Under the subscription offering program, we placed four Viveve Systems in the U.S. market in the first quarter of 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of six Viveve Systems during the period. Under the subscription offering program, which was launched in June 2019, we placed nine Viveve Systems in the U.S. market in the first quarter of 2020. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended March 31, 2021 and 2020, rental revenue recognized during the period was $366,000 and $421,000, respectively.

Additionally, late in the first quarter of 2020 and through the first quarter of 2021, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit	$382	$175	$207	118%

Gross profit was $382,000, or 26% of revenue, for the three months ended March 31, 2021, compared to a gross profit of $175,000, or 13% of revenue, for the three months ended March 31, 2020, an increase of $207,000. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the period. Additionally, fixed manufacturing costs in the first quarter of 2020 were spread over a lower sales volume thereby lowering gross margins.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$1,930	$1,637	$293	18%

Research and development expenses totaled $1,930,000 for the three months ended March 31, 2021, compared to research and development expense of $1,637,000 for the three months ended March 31, 2020, an increase of $293,000, or approximately 18%. Spending on research and development increased primarily due to higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway, partially offset by reduced engineering and development work related to our products as a result of our overall strategic organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,581	$4,365	$(784)	(18)%

Selling, general and administrative expenses totaled $3,581,000 for the three months ended March 31, 2021, compared to $4,365,000 for the three months ended March 31, 2020, a decrease of $784,000, or approximately 18%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of the Company's organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Modification of warrants

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Modification of warrants	$287	$-	$287	NM

In January 2021, the Company reduced the exercise price of the outstanding Series B, A-2 and B-2 warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. The Series B, A-2 and B-2 warrant exercise price adjustments resulted in the recognition of a modification expense of $287,000.

Interest expense, net

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$234	$210	$24	11%

During the three months ended March 31, 2021, we had interest expense, net of $234,000 compared to $210,000 for the three months ended March 31, 2020, an increase of $24,000, or approximately 11%. The increase resulted primarily from the additional interest expense in the first quarter of 2021, which was computed on a higher term loan balance compared to the first quarter of 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$65	$91	$(26)	(29)%

During the three months ended March 31, 2021, we had other expense, net, $65,000 compared to $91,000 for the three months ended March 31, 2020.

Loss from minority interest in limited liability company

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$76	$182	$(106)	(58)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended March 31, 2021, the allocated net loss from ICM’s operations was $76,000 compared to $182,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2021 and 2020

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $225,617,000 as of March 31, 2021. Additionally, the Company used $3,253,000 in cash for operations in the three months ended March 31, 2021. However, the Company's financing activities provided cash of $25,261,000 million during the three months ended March 31,2021, including $25,122,000 in net proceeds from the January 2021 Offering and $179,000 proceeds from the exercise of common warrants. As of March 31, 2021, the Company had cash and cash equivalents of $28,446,000 and working capital of $29,598,000. Accordingly, management expects that our cash will be sufficient to fund our activities for at least the next twelve months through May 2022; however, we may require additional funds to fully implement our plan of operation.

To fund further operations, the Company may need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Net cash used in operating activities	$(3,253)	$(5,736)
Net cash used in investing activities	(85)	(161)
Net cash provided by financing activities	25,261	1,631
Net increase (decrease) in cash and cash equivalents	$21,923	$(4,266)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $3,253,000 for the three months ended March 31, 2021 compared to $5,736,000 used for the three months ended March 31, 2020. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2021 consisted of a net loss of $5,791,000 adjusted for non-cash expenses including provision for doubtful accounts $65,000, depreciation and amortization of $328,000, stock-based compensation of $810,000, non-cash interest expense of $142,000, a loss from minority interest in limited liability company of $76,000, a loss on disposal of property and equipment of $9,000, a noncash charge for the modification of warrants of $287,000, and cash inflows from changes in operating assets and liabilities of $821,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $369,000, a decrease in inventory of $396,000, a decrease in prepaid expenses and other current assets of $253,000, a decrease in other noncurrent assets of $150,000, an increase in accounts payable $276,000, a decrease in accrued and other liabilities of $727,000, and an increase of other noncurrent liabilities of $104,000.

Net cash used during the three months ended March 31, 2020 consisted of a net loss of $6,310,000 adjusted for non-cash expenses including provision for doubtful accounts of $74,000, depreciation and amortization of $323,000, stock-based compensation of $710,000, non-cash interest expense of $127,000, a loss from minority interest in limited liability company of $182,000 and cash outflows from changes in operating assets and liabilities of $847,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $220,000, a decrease in inventory of $313,000, a decrease in prepaid expenses and other current assets of $243,000, a decrease in other noncurrent assets of $417,000, an increase in accounts payable $654,000, a decrease in accrued and other liabilities of $2,654,000, and a decrease of other noncurrent liabilities of $40,000.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2021 and 2020 was $85,000 and $161,000, respectively. Net cash used in investing activities during the three months ended March 31, 2021 and 2020 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $25,261,000, which was the result of net proceeds of $25,122,000 from the January 2021 Offering net of issuance costs and proceeds of $179,000 from exercises of common warrants, offset by transaction costs of $40,000 in connection with the Purchase Agreement with LPC.

Net cash provided by financing activities during the three months ended Mach 31, 2020 was $1,631,000, which was the result of proceeds of $1,661,000 from exercises of Series A and B warrants, partially offset by additional transaction costs of $30,000 in connection with our November 2019 Offering.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of March 31, 2021, our contractual obligations were as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
CRG note payable	$5,992	$-	$5,992	$-	$-
Paycheck Protection Program loan	1,364	1,266	98	-	-
Non-cancellable operating lease obligations	820	258	562	-	-
Total	$8,176	$1,524	$6,652	$-	$-

In February 2017, we entered into a sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term was 36 months and the monthly base rent for the first, second and third years was $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,028, $21,643 and $22,258 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord has agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $4,668,000 as of March 31, 2021.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 18, 2021, There have been no material changes to the significant accounting policies during the three months ended March 31, 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2021, and the adoption of the guidance did not have a significant impact on the condensed consolidated financial statements.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of March 31, 2021, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $28.4 million as of March 31, 2021.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021 and December 31, 2020, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as disclosed below and in our Annual Report on Form 10-K for the year ended December 31, 2020, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A.	Risk Factors.

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 18, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

Series B Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 1,118 shares of Series B preferred stock in lieu of $1,118,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on March 31, 2021.

The shares of Series B preferred stock will only be convertible into common stock, following such time as we have filed an amendment to the certificate of incorporation that authorizes at least 125,000,000 shares of common stock. We may remove the requirement of authorized common stock increase for the conversion of Series B preferred stock to enable CRG to convert its shares to common stock. The conversion or exercise of securities issued to affiliates of CRG are also further subject to certain beneficial ownership restrictions. If the Series B preferred stock becomes convertible into common stock, it will be convertible into that number of shares of common stock determined by dividing $1,000 by the conversion price of $15.30.

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

4.1

Form of Warrant for the Public Offering issued on January 19, 2021 (incorporated by reference to Exhibit 4.16 of Amendment No. 2 to Registration Statement on Form S-1, File No. 333-251517, filed on January 12, 2021)

4.2

Form of Warrant Agent Agreement by and between the Registrant and VStock Transfer LLC entered into on January 19, 2021 (incorporated by reference to Exhibit 4.18 of Amendment No. 2 to Registration Statement on Form S-1, File No. 333-251517, filed on January 12, 2021)

10.1	First Amendment to Purchase Agreement, dated March 31, 2021, by and between Viveve Medical, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 31, 2021).

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 13, 2021	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)