Form 10-Q
period 2021-06-30
VIVEVE MEDICAL, INC.
filed 2021-08-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the issuer had 10,591,716 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,391	$6,523
Accounts receivable, net of allowance for doubtful accounts of $139 and $124 as of June 30, 2021 and December 31, 2020, respectively	696	770
Inventory	2,632	3,254
Prepaid expenses and other current assets	1,988	2,296
Total current assets	30,707	12,843
Property and equipment, net	1,959	2,759
Investment in limited liability company	678	833
Other assets	684	195
Total assets	$34,028	$16,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$662	$881
Accrued liabilities	2,292	2,416
Paycheck Protection Program loan, current portion	-	918
Total current liabilities	2,954	4,215
Note payable, noncurrent portion	4,809	4,518
Paycheck Protection Program loan, noncurrent portion	-	425
Other noncurrent liabilities	1,150	498
Total liabilities	8,913	9,656
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; Series B preferred stock, $0.0001 par value; 38,090 and 35,819 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of June 30, 2021	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 10,591,716 and 2,171,316 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	-
Additional paid-in capital	254,781	226,800
Accumulated deficit	(229,667)	(219,826)
Total stockholders’ equity	25,115	6,974
Total liabilities and stockholders’ equity	$34,028	$16,630

(1)	The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$1,654	$704	$3,104	$2,008
Cost of revenue	1,489	1,071	2,557	2,200
Gross profit (loss)	165	(367)	547	(192)

Operating expenses:
Research and development	2,180	1,224	4,110	2,862
Selling, general and administrative	2,930	3,350	6,511	7,715
Total operating expenses	5,110	4,574	10,621	10,577
Loss from operations	(4,945)	(4,941)	(10,074)	(10,769)
Gain on forgiveness of Paycheck Protection Progam loan	1,358	-	1,358	-
Modification of warrants	(86)	(1,838)	(373)	(1,838)
Interest expense, net	(245)	(223)	(479)	(433)
Other expense, net	(53)	(27)	(118)	(117)
Net loss from consolidated companies	(3,971)	(7,029)	(9,686)	(13,157)
Loss from minority interest in limited liability company	(79)	(86)	(155)	(268)
Comprehensive and net loss	(4,050)	(7,115)	(9,841)	(13,425)
Series B convertible preferred stock dividends	(1,119)	(1,021)	(2,273)	(2,011)
Net loss attributable to common stockholders	$(5,169)	$(8,136)	$(12,114)	$(15,436)

Net loss per share of common stock:
Basic and diluted	$(0.49)	$(5.74)	$(1.27)	$(13.35)

Weighted average shares used in computing net loss per common share:
Basic and diluted	10,501,057	1,418,630	9,573,740	1,155,854

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2021	-	$-	35,819	$-	2,171,316	$-	$226,800	$(219,826)	$6,974
January 2021 Offering, net issuance costs	-	-	-	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	2,450,880	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-	-	-	287	-	287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(40)	-	(40)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,119)	-	(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,118	-	-	-	1,118	-	1,118
Stock-based compensation expense	-	-	-	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(5,791)	(5,791)
Balances as of March 31, 2021	-	$-	36,937	$-	10,341,716	$1	$253,156	$(225,617)	$27,540
Issuance of purchased common shares under the Purchase Agreement with LPC	-	-	-	-	250,000	$-	704	-	704
Transaction costs in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	(31)	-	(31)
Modification of exercise price of warrants in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	86	-	86
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,154)	-	(1,154)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,153	-	-	-	1,153	-	1,153
Stock-based compensation expense	-	-	-	-	-	-	867	-	867
Net loss	-	-	-	-	-	-	-	(4,050)	(4,050)
Balances as of June 30, 2021	-	$-	38,090	$-	10,591,716	$1	$254,781	$(229,667)	$25,115

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	185,218	$-	31,678	$-	707,571	$-	$214,431	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(30)	-	(30)
Conversion of Series A convertible preferred stock into common stock	(185,218)	-	-	-	185,218	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	107,172	-	1,661	-	1,661
Series B convertible preferred stock dividends	-	-	-	-	-	-	(990)	-	(990)
Series B convertible preferred stock dividends paid in PIK shares	-	-	989	-	-	-	989	-	989
Stock-based compensation expense	-	-	-	-	-	-	686	-	686
Issuance of common shares from employee stock purchase plan	-	-	-	-	32	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	2,832	-	24	-	24
Net loss	-	-	-	-	-	-	-	(6,310)	(6,310)
Balances as of March 31, 2020	-	$-	32,667	$-	1,002,825	$-	$216,771	$(204,221)	$12,551
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(3)	-	(3)
Issuance of common shares in connection with Series A and B warrant exercises	-	-	-	-	514,578	-	3,139	-	3,139
Modification of exercise price of warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(326)	-	(326)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	52,500	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(452)	-	(452)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(1,021)	-	(1,021)
Series B convertible preferred stock dividends paid in PIK shares	-	-	1,018	-	-	-	1,018	-	1,018
Stock-based compensation expense	-	-	-	-	-	-	632	-	632
Issuance of common shares from employee stock purchase plan	-	-	-	-	30	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	25	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	3,454	-	25	-	25
Net loss	-	-	-	-	-	-	-	(7,115)	(7,115)
Balances as of June 30, 2020	-	$-	33,685	$-	1,573,412	$-	$221,962	$(211,336)	$10,627

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(9,841)	$(13,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	89	229
Depreciation and amortization	636	651
Stock-based compensation	1,677	1,367
Non-cash interest expense	291	258
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	17	5
Loss from minority interest in limited liability company	155	268
Loss on disposal of property and equipment	9	-
Modification of warrants	373	1,838
Gain on forgiveness of Paycheck Protection Program loan	(1,358)	-
Changes in assets and liabilities:
Accounts receivable	(15)	327
Inventory	855	(222)
Prepaid expenses and other current assets	308	526
Other noncurrent assets	141	417
Accounts payable	(219)	(351)
Accrued and other liabilities	(317)	(2,132)
Other noncurrent liabilities	211	55
Net cash used in operating activities	(6,988)	(10,189)

Cash flows from investing activities:
Purchase of property and equipment	(78)	(292)
Net cash used in investing activities	(78)	(292)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	25,122	-
Proceeds from exercise of common warrants	179	4,800
Transaction costs in connection with 2020 Warrant Offering	-	(326)
Proceeds from purchase of common shares under Purchase Agreement with LPC	704	341
Transaction costs in connection with Purchase Agreement with LPC	(71)	(452)
Proceeds from Paycheck Protection loan	-	1,343
Transaction costs in connection with November 2019 Offering	-	(33)
Net cash provided by financing activities	25,934	5,673
Net increase (decrease) in cash and cash equivalents	18,868	(4,808)

Cash and cash equivalents - beginning of period	6,523	13,308
Cash and cash equivalents - end of period	$25,391	$8,500

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Forgiveness of Paycheck Protection Program loan	$1,358	$-
Issuance of Series B convertible preferred stock in settlement of dividends	$2,271	$2,007
Issuance of note payable in settlement of accrued interest	$289	$256
Net transfer of equipment between inventory and property and equipment	$(233)	$166
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$126	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Purchase Agreement with LPC – Reduction of Warrant Exercise Price

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC purchased 250,000 shares at $2.817 per share of the Company’s common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced from $3.40 to $2.817 pursuant to the terms of the warrants. There was no change to the quantity of warrant shares. As a result of this reduction of warrant exercise price, the Company recognized a modification charge of $86,000.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of June 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

November 2019 Offering – Reduction of Warrant Exercise Price

On January 19, 2021, the Company closed a public offering at an effective price of $3.40 per share of its common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced pursuant to the terms of the warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. As a result of this reduction of warrant exercise price, the Company recognized a modification charge of $287,000.

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

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock (after giving effect to the Company’s reverse stock split in December 2020), representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share (after giving effect to the Company’s reverse stock split). On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement for gross proceeds of approximately $341,000.

On March 31, 2021, the Company and LPC entered into a First Amendment to the Purchase Agreement. The amendment limited the Company’s sale of shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement, as amended equals or exceeds $2.99 per share. On May 4, 2021, LPC purchased 250,000 shares of common stock at price per share of $2.817 under the Purchase Agreement for gross proceeds of approximately $704,000.

As of June 30, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $326,000. (See Note 11 – Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.) As of June 30, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 18, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $229,667,000 as of June 30, 2021. Additionally, the Company used $6,988,000 in cash for operations in the six months ended June 30, 2021. However, the Company's financing activities provided cash of $25,934,000 during the six months ended June 30, 2021 including $25,122,000 in net proceeds from the January 2021 Offering, $633,000 in net proceeds from purchase of common shares under the Purchase Agreement with LPC and $179,000 in proceeds from the exercise of common warrants. As of June 30, 2021, the Company had cash and cash equivalents of $25,391,000 and working capital of $27,753,000. Accordingly, management expects that our cash along with the remaining equity financing commitment from LPC of approximately $9,000,000 will be sufficient to fund our activities for at least the next twelve months through August 2022; however, we may require additional funds to fully implement our plan of operation.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2021, one distributor accounted for 34% of the Company’s revenue. During the three months ended June 30, 2020, three distributors, collectively, accounted for 74% of the Company’s revenue. During the six months ended June 30, 2021, one distributor accounted for 26% of the Company’s revenue. During the six months ended June 30, 2020, one distributor accounted for 49% of the Company’s revenue.

There were no direct sales customers that accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, one distributor accounted for 50% of total accounts receivable, net. As of December 31, 2020, one distributor accounted for 37% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $139,000 as of June 30, 2021 and $124,000 as of December 31, 2020.

During the three month and six months ended June 30, 2021, the Company wrote-off accounts receivable totaling approximately $64,000 and $74,000, respectively, primarily related to U.S. customers. During the three and six months ended June 30, 2020, the Company wrote-off accounts receivable totaling approximately $173,000 primarily related to Latin America distributors in connection with the Company’s shift in its international business model and the withdrawal from certain countries in Latin America.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to nine months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. For the three and six months ended June 30, 2021, rental revenue recognized during the period was $323,000 and $689,000, respectively. For the three and six months ended June 30, 2020, rental revenue recognized during the period was $6,000 and $427,000, respectively. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue in the amounts of $355,000 and $345,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recognized revenue of $66,000 and $296,000 which was deferred revenue as of December 31, 2020.

Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, a large percentage of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced, that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  June 30, 2021 or  December 31, 2020. The Company had customer contract liabilities in the amount of $3,000 and $17,000 that performance had not yet been delivered to its customers as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet.

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended June 30, 2021 and 2020, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company began its rental program in the quarter ended June 30, 2019. The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract costs in the amount of $38,000 and $32,000 at June 30, 2021 and December 31, 2020, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended June 30, 2021 and 2020, the amount of amortization was $20,000 and $133,000, respectively. For the six months ended June 30, 2021 and 2020, the amount of amortization was $34,000 and $331,000, respectively. There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

North America	$994	$116	$1,919	$804
Asia Pacific	658	588	1,177	1,185
Europe and Middle East	2	-	8	5
Latin America	-	-	-	14
Total	$1,654	$704	$3,104	$2,008

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and six months ended June 30, 2021 and 2020.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2021	2020

Convertible preferred stock:
Series A convertible preferred stock (a)	-	-
Series B convertible preferred stock (b)	2,489,542	2,201,634
Series C convertible preferred stock (c)	-	-
Warrants to purchase common stock	9,793,599	2,358,329
Stock options to purchase common stock	3,188,628	1,002,400
Deferred restricted common stock units	684,000	-
Deferred restricted common stock awards	232	249

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

(b)

As of June 30, 2021 and 2020, a total of 38,090 and 33,685 shares of Series B convertible preferred stock were outstanding and convertible into 2,489,542 and 2,201,634 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

(c)

Each share of Series C preferred stock is convertible at any time at the holder's option into one share of common stock. As of June 30, 2021, all Series C convertible preferred stock had been converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2021, and December 31, 2020 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The terms of the Distribution Agreement also included a minimum purchase requirement to purchase a certain quantity of ICM products per month. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended June 30, 2021 and 2020, the Company has purchased 100 and 120 units of ICM products for approximately $12,000 and $10,000, respectively. During the six months ended June 30, 2021 and 2020, the Company has purchased 100 and 240 units of ICM products for approximately $12,000 and $20,000, respectively. As of June 30, 2021, the Company has purchased approximately 5,385 units of ICM products. The Company paid ICM approximately $10,000 and $10,000 for product related costs during the three months ended June 30, 2021 and 2020, respectively. The Company paid ICM approximately $10,000 and $20,000 for product-related costs during the six months ended June 30, 2021 and 2020, respectively. There were no amounts due to ICM for the accounts payable as of June 30, 2021 and December 31, 2020.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of June 30, 2021, the Company owned approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended June 30, 2021 and 2020, the allocated net loss from ICM’s operations was $79,000 and $86,000, respectively. For the six months ended June 30, 2021 and 2020, the allocated net loss from ICM’s operations was $155,000 and $268,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

Accrued bonuses	528	744
Accrued payroll and other related expenses	463	473
Accrued clinical trial costs	382	91
Deferred revenue - subscription rental program	355	345
Current operating lease liabilities	206	132
Accrued professional fees	193	290
Accrued sales commission	50	37
Accrued inventory	-	87
Other accruals	115	217
Total accrued liabilities	$2,292	$2,416

6.	Note Payable

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

Pursuant to the Amendment No. 3, the Company paid interest in-kind of $148,000 and $289,000 during the three and six months ended June 30, 2021 which was added to the total outstanding principal loan amount. During the three and six months ended June 30, 2020, the Company paid interest in-kind of $130,000 and $256,000, respectively, which was added to the total outstanding principal loan amount.

As of June 30, 2021, the Company was in compliance with all covenants.

As of June 30, 2021 and December 31, 2020, $4,809,000 and $4,518,000, respectively, was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount. The term loan has a maturity date of March 31, 2023.

As of June 30, 2021, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2021 (remaining 6 months)	$-
2022	-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(1,176)
Present value of obligations	4,816
Less: Unamortized debt discount	(7)
Note payable, noncurrent portion	$4,809

7.	Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve is being made through Western Alliance Bank (“WAB”). The interest rate on the PPP Loan is 1.00% and the term is two years. In accordance with the updated Small Business guidance, the PPP Loan was modified so that, beginning ten months from the date of the PPP Loan, Viveve is required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that Viveve will obtain forgiveness of the PPP Loan in whole or in part.

In October 2020, the Company was notified that the terms of its PPP Loan with WAB were modified. The amount of time that the Company had to spend the proceeds of the PPP Loan (the “covered period”) was extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan was also extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months from the funding date) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There was no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. The Company submitted its PPP Loan forgiveness application to the SBA in October 2020.

In April 2021, the Company received notification that the SBA requested a review of the loan application, forgiveness application, and supporting material for the PPP Loan.

In May 2021, the Company was notified by WAB that its request for forgiveness of the PPP Loan had been approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company has recognized a gain on the extinguishment of debt in the condensed consolidated statements of operations during the three and six months ended June 30, 2021 in the amount of $1,358,000.

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

The following table reflects the Company’s lease assets and lease liabilities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

Assets:
Operating lease right-of-use assets	$630	$130

Liabilities:
Current operating lease liabilities	$206	$132
Noncurrent operating lease liabilities	441	-
	$647	$132

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating leases expense for the three months ended June 30, 2021 and 2020 was $69,000 and $73,000, respectively. The operating leases expense for the six months ended June 30, 2021 and 2020 was $149,000 and $149,000, respectively.

As of June 30, 2021, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2021 (remaining 6 months)	$138
2022	279
2023	285
2024	66
Total lease payments	768
Less: Amount representing interest	(121)
Present value of lease liabilities	$647

The weighted average remaining lease term was approximately 32 months as of June 30, 2021. The weighted average discount rate for the three months ended June 30, 2021 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of June 30, 2021, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2021 (remaining 6 months)	$303
Thereafter	52
Total	$355

As of June 30, 2021, $483,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and six months ended June 30, 2021 is $60,000 and $170,000, respectively. The depreciation expense for that property and equipment for the three and six months ended June 30, 2020 is $115,000 and $228,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended June 30, 2021, the Company paid dividend in-kind of an additional 1,153 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. During the six months ended June 30, 2021, the Company paid dividend in-kind of an additional 2,271 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. The Company has issued a total of 6,790 shares of Series B convertible preferred stock and paid approximately $13,000 in cash as preferred dividend to the holders of Series B convertible preferred stock through June 30, 2021.

As of June 30, 2021 and December 31, 2020, there were 38,090 and 35,819 shares of Series B convertible preferred stock outstanding and convertible into 2,489,542 and 2,341,111 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into the Purchase Agreement with LPC, which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock (after giving effect to the Company’s reverse stock split in December 2020), representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share (after giving effect to the Company’s reverse stock split), which represented the lower of (a) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (b) the average of the closing price of the common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Purchase Agreement, as calculated in accordance with Nasdaq Rules. On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement for gross proceeds of approximately $341,000.

On March 31, 2021, the Company and LPC entered into the first amendment to the Purchase Agreement. The amendment limited the Company’s sale shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement, as amended equals or exceeds $2.99 per share, which represents the lower of (a) the closing price of the common stock on the Nasdaq Capital Market immediately preceding the date of the Amendment or (b) the average of the closing prices of our common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Amendment, as calculated in accordance with Nasdaq Rules. On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC purchased 250,000 shares of common stock at price per share of $2.817 for gross proceeds of approximately $704,000.

As of June 30, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of June 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the six months ended June 30, 2021.

The activity of restricted common shares during the six months ended June 30, 2020 is described as follows:

●	In June 2020, the Company issued 3,453 restricted shares of its common stock at an aggregate value of approximately $25,000.

●	In March 2020, the Company issued 2,832 restricted shares of its common stock at an aggregate value of approximately $24,000.

Warrants for Common Stock

As of June 30, 2021, outstanding warrants to purchase shares of common stock were as follows:

				Number of
				Shares
				Outstanding
	Exercisable	Expiration	Exercise	Under
Issuance Date	for	Date	Price	Warrants

February 2015	Common Shares	February 17, 2025	$4,000.00	79
March 2015	Common Shares	March 26, 2025	$2,720.00	2
May 2015	Common Shares	May 12, 2025	$4,240.00	37
December 2015	Common Shares	December 16, 2025	$5,600.00	31
April 2016	Common Shares	April 1, 2026	$6,080.00	25
June 2016	Common Shares	June 20, 2026	$4,980.00	101
May 2017	Common Shares	May 25, 2027	$9,500.00	223
November 2019	Common Shares	November 26, 2024	$18.36	989,379
November 2019	Common Shares	November 26, 2024	$2.82	285,632
April 2020	Common Shares	April 21, 2025	$2.82	413,210
January 2021	Common Shares	January 19, 2026	$3.40	8,104,880
				9,793,599

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and six months ended June 30, 2021, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and six months ended June 30, 2020, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of June 30, 2021, the unamortized debt discount was $7,000.

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

On January 19, 2021, the Company closed a public offering at an effective price of $3.40 per share of its common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced pursuant to the terms of the warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. The Company determined the incremental fair value on Series B, A-2 and B-2 warrants due to the reduction of exercise price on the date of such modification to be approximately $287,000 using the Black-Scholes option pricing model. Assumptions used were as follows:

	Immediately	Immediately
Series B Warrants	before Modification	After Modification

Exercise price	$6.10	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	3.9	3.9
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

	Immediately	Immediately
Series A-2 and B-2 Warrants	before Modification	After Modification

Exercise price	$6.37	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	4.3	4.3
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC purchased 250,000 shares at $2.817 per share of the Company’s common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced from $3.40 to $2.817 pursuant to the terms of the warrants. There was no change to the quantity of warrant shares. The Company determined the incremental fair value on Series B, A-2 and B-2 warrants due to the reduction of exercise price on the date of such modification to be approximately $86,000 using the Black-Scholes option pricing model. Assumptions used were as follows:

	Immediately	Immediately
Series B, A-2 and B-2 Warrants	before Modification	After Modification

Exercise price	$3.40	$2.82
Common stock price	$3.01	$3.01
Expected term (in years)	3.6	3.6
Average volatility	80%	80%
Risk-free interest rate	0.58%	0.58%
Dividend yield	0%	0%

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

As of June 30, 2021, there were no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock still remaining and outstanding.

As of June 30, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

As of June 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

No shares issuable pursuant to warrants have been cancelled during the three and six months ended June 30, 2021 and 2020.

A total of 6 shares issuable pursuant to warrants expired during the three and six months ended June 30, 2021. A total of 22 shares issuable pursuant to warrants expired during the three and six months ended June 30, 2020.

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

As of June 30, 2021, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 1.6 years.

In January 2021, the total common stock reserved for issuance under the 2013 Plan was increased by 307,705 shares from 1,451,246 shares to a total of 1,758,951 shares under the evergreen provision of the 2013 Plan.

In June 2021, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,758,951 to a total of 3,940,136 shares.

As of June 30, 2021, there were outstanding stock option awards issued from the 2013 Plan covering a total of 3,188,616 shares of the Company’s common stock and there remain reserved for future awards 68,863 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $7.51 per share and the remaining contractual term is 9.5 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2021
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	986,399	$19.10	8.9	$675
Options granted	2,220,600	$2.73
Options exercised	-
Options canceled	(18,371)	$46.78
Options outstanding, end of period	3,188,628	$7.54	9.5	$502,298

Vested and exercisable and expected to vest, end of period	2,888,549	$7.95	9.5	$444,100

Vested and exercisable, end of period	348,326	$34.42	8.3	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2021.

The options outstanding and exercisable as of June 30, 2021 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2021	Price	Term (Years)	June 30, 2021	Price

$2.73	-	$3.40	2,220,600	$2.73	10.0	-	$-
$4.45	-	$6.90	105,300	$5.30	9.3	2,501	$6.22
$8.60	-	$8.91	843,788	$8.69	8.4	334,782	$8.69
$10.90	-	$13.60	15,500	$12.64	8.7	8,084	$12.99
$380.00	-	$580.00	125	$552.00	7.9	116	$563.62
$1,000.00	-	$1,970.00	1,882	$1,433.60	7.4	1,509	$1,433.29
$2,020.00	-	$2,830.00	66	$2,559.55	6.4	55	$2,567.27
$3,110.00	-	$3,580.00	189	$3,439.26	7.1	159	$3,449.62
$4,360.00	-	$4,970.00	595	$4,552.59	5.9	541	$4,555.21
$5,010.00	-	$5,670.00	294	$5,373.27	5.8	290	$5,370.52
$6,000.00	-	$6,000.00	138	$6,000.00	4.5	138	$6,000.00
$7,140.00	-	$7,920.00	139	$7,722.73	5.4	139	$7,722.73
$9,920.00	-	$9,920.00	12	$9,920.00	1.6	12	$9,920.00
Total:			3,188,628	$7.54	9.5	348,326	$34.42

Deferred Restricted Stock Units

As of June 30, 2021, there are 684,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three and six months ended June 30, 2021, RSUs for 3,000 and 6,000 shares of common stock under the 2013 Plan were cancelled, respectively.

During the three and six months ended June 30, 2020, no RSUs for shares of common stock under the 2013 Plan were granted by the Company.

Deferred Restricted Stock Awards

As of June 30, 2021, there are 232 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three and six months ended June 30, 2021 and 2020, no RSAs for shares of common stock under the 2013 Plan were granted by the Company.

During the three months ended June 30, 2021, no RSAs for shares of common stock under the 2013 Plan were cancelled. During the six months ended June 30, 2021, RSAs for 2 shares of common stock under the 2013 Plan were cancelled.

During the three and six months ended June 30, 2020, RSAs for 3 shares of common stock under the 2013 Plan were cancelled.

2017 Employee Stock Purchase Plan

In September 2020, the board of directors approved the suspension of the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) following the twelfth offering period and the ESPP purchase on September 30, 2020.

In June 2021, the Company’s stockholders approved an amendment to the 2017 ESPP to increase the number of shares of common stock reserved for issuance thereunder from 400 to 500,378 shares and to increase the number of shares available in an offering period from 2 to 2,000 (subject to adjustment in the event of certain changes to the Company’s capital structure and other similar events).

Following the Company’s annual stockholders’ meeting, the board of directors approved to reactivate the ESPP effective with the offering period beginning on July 1, 2021.

As of June 30, 2021, the remaining shares available for issuance under the 2017 ESPP were 500,000 shares.

Stock-Based Compensation

During the three months ended June 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,213,600 shares of common stock with a weighted average grant date fair value of $1.87 per share. There were no stock options granted during the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,200,600 shares of common stock with a weighted average grant date fair value of $1.87 per share. During the six months ended June 30, 2020, the Company granted stock options to employees and nonemployees to purchase 46,800 shares of common stock with a weighted average grant date fair value of $5.23 per share

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Expected term (in years)	6	N/A	6	5
Average volatility	83%	N/A	83%	73%
Risk-free interest rate	0.98%	N/A	0.98%	0.45%
Dividend yield	0%	N/A	0%	0%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cost of revenue	$60	$61	$115	$121
Research and development	102	85	200	171
Selling, general and administrative	705	511	1,362	1,075
Total	$867	$657	$1,677	$1,367

As of June 30, 2021, the total unrecognized compensation cost in connection with unvested stock options was approximately $7,712,000. These costs are expected to be recognized over a period of approximately 3.1 years.

As of June 30, 2021, the total unrecognized compensation cost in connection with unvested RSUs was approximately $1,724,000. These costs are expected to be recognized over a period of approximately 1.5 years.

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

The Company’s effective tax rate is 0% for the three months ended June 30, 2021 and 2020. The Company expects that its effective tax rate for the full year 2021 will be 0%.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of June 30, 2021, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $77,000 and $467,000 for goods and services during the three months ended June 30, 2021 and 2020, respectively, and approximately $154,000 and $749,000 for the six months ended June 30, 2021 and 2020 respectively. The amounts due to Stellartech for accounts payable as of June 30, 2021 and December 31, 2020 were approximately $35,000 and $9,000, respectively.

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

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of June 30, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency or CMRF. Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 50 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4	(including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and the treatment of vaginal laxity	29
For treatment of vaginal laxity	5
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	9
General surgical procedures for electrocoagulation and hemostasis as well as for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity and to improve mild urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of June 30, 2021, we have a global installed base of 859 Viveve Systems and we have sold approximately 56,000 single-use treatment tips worldwide.

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

Recent Events

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of June 30, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC purchased 250,000 shares of the Company’s common stock at $2.817 per share for gross proceeds of approximately $704,000.

Purchase Agreement with LPC – Reduction of Warrant Exercise Price

On May 4, 2021, LPC purchased 250,000 shares at $2.817 per share of the Company’s common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced from $3.40 to $2.817 pursuant to the terms of the warrants. There was no change to the quantity of warrant shares. As a result of this reduction of warrant exercise price, the Company recognized a modification charge of $86,000.

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

On April 30, 2021, the Company received notification that the SBA requested a review of the loan application, forgiveness application, and supporting material for the PPP Loan.

On May 25, 2021, the Company was notified by WAB that its request for forgiveness of the PPP Loan had been approved in full. The total principal amount and the accrued interest through the forgiveness payment date of May 21, 2021 was forgiven. The Company has recognized a gain on the extinguishment of debt in the amount of $1,358,000.

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

PURSUIT – U.S. Pivotal SUI Trial

The Company received FDA approval of its investigational device exemption (IDE) application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of Stress Urinary Incontinence (SUI) in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and subject enrollment is underway with an expected completion in the fourth quarter of 2021.

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

In-vivo Preclinical Study and Results for New Sham Treatment Tip

In response to the inconclusive results in which the treated arm showed no separation versus the sham control arm reported in July 2019 from the Company’s LIBERATE-International SUI trial conducted in Canada (aimed at supporting SUI indications in Canada, the European Union and several other international countries), Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The Good Laboratory Practices study was initiated in June of this year following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only tip (“Old” sham treatment used in previous LIBERATE-International SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of α-smooth muscle actin, or α-SMA, staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

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

Issuance of Patents

Canada

On August 3, 2021, the Company announced that the Canadian Intellectual Property Office (CIPO) recently issued Canadian Patent No. 3028905 for Viveve’s dual-energy technology device and method. The awarded patent represents the continued expansion and strengthening of the Company’s intellectual property portfolio.

Taiwan and South Korea

The Company announced in April 2021 that the Taiwan Intellectual Property Office (TIPO) had issued Taiwan Patent No. 1720358 for Viveve’s dual-energy technology device and in February 2021 that the Korean Intellectual Property Office (KIPO) had issued Korean Patent No. 10-2197234 titled, Vaginal Remodeling Device and Method. The awarded patents further expands and strengthens Viveve's intellectual property portfolio in two of Asia's largest commercial markets.

United States

In September 2020, the Company announced that the United States Patent and Trademark Office (USPTO) had issued U.S. Patent No. 10,779,874 covering Viveve’s unique method of treatment to address SUI in women. The granted patent is the first SUI specific patent for Viveve and strengthens the Company’s already robust intellectual property portfolio as it advances the pivotal U.S. PURSUIT clinical trial for SUI in women.

New Category III CPT Code for SUI Procedure

In early July 2021, the Company announced that the American Medical Association (AMA) had issued a new Category III Current Procedural Terminology (CPT®) code for the Company’s dual-energy procedure effective January 1, 2022. The new code establishes a long-term pathway for potential reimbursement for Viveve’s noninvasive treatment under evaluation in the PURSUIT trial to improve SUI in women if approved by the U.S. Food and Drug Administration for this indication. The new Category III CPT code for Viveve’s SUI procedure is defined as: endovaginal cryogen-cooled, monopolar radiofrequency remodeling of the tissue surrounding the female bladder neck and proximal urethra for urinary incontinence.

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

Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, a large percentage of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions have re-opened and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (‘FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the three and six months ended June 30, 2021, rental revenue recognized during the period was $323,000 and $689,000, respectively. For the three and six months ended June 30,2020, rental revenue recognized during the period was $6,000 and $427,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, the United States and many other countries continue to face outbreaks or resurgences of the highly transmissible pathogenic coronavirus and its variants, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries, and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash as well as the remaining equity financing commitment from LPC of approximately $9,000,000 will be sufficient to fund our activities for at least the next 12 months; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$1,654	$704	$950	135%

We recorded revenue of $1,654,000 or the three months ended June 30, 2021, compared to revenue of $704,000 for the three months ended June 30, 2020, an increase of $950,000, or approximately 135%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in the second quarter of 2021 included seven Viveve Systems sold and approximately 3,500 disposable treatment tips sold globally. Sales in the second quarter of 2020 included four Viveve Systems sold and approximately 1,500 disposable treatment tips sold globally.

Under the subscription offering program, we placed six Viveve Systems in the U.S. market in the second quarter of 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of 14 Viveve Systems during the period. Under the subscription offering program, which was launched in June 2019, we placed nine Viveve Systems in the U.S. market in the second quarter of 2020. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended June 30, 2021 and 2020, rental revenue recognized during the period was $233,000 and $6,000, respectively.

Additionally, late in the first quarter of 2020 and through the second quarter of 2021, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit (loss)	$165	$(367)	$532	145%

Gross profit was $165,000, or 10% of revenue, for the three months ended June 30, 2021, compared to a gross loss of $367,000, or 52% of revenue, for the three months ended June 30, 2020, an increase of $532,0000. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the period. Additionally, fixed manufacturing costs in the first quarter of 2020 were spread over a lower sales volume thereby lowering gross margins.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$2,180	$1,224	$956	78%

Research and development expenses totaled $2,180,000 for the three months ended June 30, 2021, compared to research and development expense of $1,224,000 for the three months ended June 30, 2020, an increase of $956,000, or approximately 78%. Spending on research and development increased primarily due to higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway, partially offset by reduced engineering and development work related to our products as a result of our overall strategic organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$2,930	$3,350	$(420)	(13)%

Selling, general and administrative expenses totaled $2,930,000 for the three months ended June 30, 2021, compared to $3,350,000 for the three months ended June 30, 2020, a decrease of $420,000, or approximately 13%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of the Company's organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Gain on forgiveness of Paycheck Protection Program loan

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gain on forgiveness of Paycheck Protection Program loan	$1,358	$-	$1,358	NM

In May 2021, the Company’s request for forgiveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of warrants

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Modification of warrants	$86	$1,838	$(1,752)	(95)%

In May 2021, the Company reduced the exercise price of the outstanding Series B, A-2 and B-2 warrants from $3.40 per share to $2.817 per share pursuant to the terms of the warrants. The Series B, A-2 and B-2 warrant exercise price reduction resulted in the recognition of a modification expense of $86,000.

In April 2020, the Company reduced the exercise price of the outstanding Series A and B warrants from $15.50 per share to $6.10 per share. The Series A and B warrant exercise price adjustment resulted in the recognition of a modification expense of $1,838,000.

Interest expense, net

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$245	$223	$22	10%

During the three months ended June 30, 2021, we had interest expense, net of $245,000 compared to interest expense, net of $223,000 for the three months ended June 30, 2020, a change of $22,000, or approximately 10%. The increase resulted primarily from a higher term loan balance compared to the second quarter of 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$53	$27	$26	96%

During the three months ended June 30, 2021, we had other expense, net of $53,000 compared to $27,000 for the three months ended June 30, 2020.

Loss from minority interest in limited liability company

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$79	$86	$(7)	(8)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended June 30, 2021, the allocated net loss from ICM’s operations was $79,000 compared to $86,000 for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$3,104	$2,008	$1,096	55%

We recorded revenue of $3,104,000 for the six months ended June 30, 2021, compared to revenue of $2,008,000 for the six months ended June 30, 2020, an increase of $1,096,000, or approximately 55%. The increase in revenue was primarily due higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in the first half of 2021 included sales of 15 Viveve Systems and approximately 5,900 disposable treatment tips sold globally. Sales in the first half of 2020 included sales of four Viveve System and approximately 3,900 disposable treatment tips sold globally.

Under the subscription offering program, we placed 10 Viveve Systems in the U.S. market in the first half of 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of 20 Viveve Systems during the period. Under the subscription offering program, which was launched in June 2019, we placed 11 Viveve Systems in the U.S. market in the first half of 2020. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the six months ended June 30, 2021 and 2020, rental revenue recognized during the period was $689,000 and $427,000, respectively.

Additionally, late in the first quarter of 2020 and through the second quarter of 2021, the negative impact of the COVID-19 pandemic was in full effect in the United States and most other countries. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions are beginning to re-open and provide limited services, we anticipate that until the COVID-19 pandemic abates, more practices begin to re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit (loss)	$547	$(192)	$739	385%

Gross profit was $547,000 or 18% of revenue for the six months ended June 30, 2021, compared to gross loss of $192,000, or 10% of revenue, for the six months ended June 30, 2020, an increase of $739,000, or approximately 385%. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the period. Additionally, fixed manufacturing costs in the first quarter of 2020 were spread over a lower sales volume thereby lowering gross margins.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$4,110	$2,862	$1,248	44%

Research and development expenses totaled $4,110,000 for the six months ended June 30, 2021 compared to research and development expense of $2,862,000 for the six months ended June 30, 2020, an increase of $1,248,000 or approximately 44%. Spending on research and development increased primarily due to higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway, partially offset by reduced engineering and development work related to our products as a result of our overall strategic organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$6,511	$7,715	$(1,204)	(16)%

Selling, general and administrative expenses totaled $6,511,000 for the six months ended June 30, 2021, compared to $7,715,000 for the six months ended June 30, 2020, a decrease of $1,204,000 or approximately 16%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of the Company's organizational realignment to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis.

Gain on forgiveness of Paycheck Protection Program loan

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gain on forgiveness of Paycheck Protection Program loan	$1,358	$-	$1,358	NM

In May 2021, the Company’s request for forgiveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of Warrants

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Modification of warrants	$373	$1,838	$(1,465)	(80)%

In January 2021, the Company reduced the exercise price of the outstanding Series B, A-2 and B-2 warrants pursuant to the terms of the warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. The Series B, A-2 and B-2 warrant exercise price reduction resulted in the recognition of a modification expense of $287,000.

In May 2021, the Company reduced the exercise price of the outstanding Series B, A-2 and B-2 warrants from $3.40 per share to $2.817 per share pursuant to the terms of the warrants. The Series B, A-2 and B-2 warrant exercise price reduction resulted in the recognition of a modification expense of $86,000.

In April 2020, the Company reduced the exercise price of the outstanding Series A and B warrants from $15.50 per share to $6.10 per share. The Series A and B warrant exercise price adjustment resulted in the recognition of a modification expense of $1,838,000.

Interest expense, net

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$479	$433	$46	11%

During the six months ended June 30, 2021, we had interest expense, net of $483,000, compared to interest expense, net of $433,000 for the six months ended June 30, 2020, a change of $50,000, or approximately 12%. The increase resulted primarily from a higher term loan balance compared to the first half of 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$118	$117	$1	1%

During the six months ended June 30, 2021, we had other expense, net, of $114,000, compared to $117,000 for the six months ended June 30, 2020.

Loss from minority interest in limited liability company

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$155	$268	$(113)	(42)%

The Company uses the equity method to account for its investment in ICM. For the six months ended June 30, 2021, the allocated net loss from ICM’s operations was $155,000, compared to $268,000 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2021 and 2020

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $229,667,000 as of June 30, 2021. Additionally, the Company used $6,988,000 in cash for operations in the six months ended June 30, 2021. However, the Company's financing activities provided cash of $25,934,000 during the six months ended June 30, 2021, including $25,122,000 in net proceeds from the January 2021 Offering, $633,000 in net proceeds from purchase of common shares under the Purchase Agreement with LPC and $179,000 proceeds from the exercise of common warrants. As of June 30, 2021, the Company had cash and cash equivalents of $25,391,000 and working capital of $27,753,000 as well as the remaining equity financing commitment from LPC of approximately $9,000,000. Accordingly, management expects that our cash will be sufficient to fund our activities for at least the next twelve months through August 2022; however, we may require additional funds to fully implement our plan of operation.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Net cash used in operating activities	$(6,988)	$(10,189)
Net cash used in investing activities	(78)	(292)
Net cash provided by financing activities	25,934	5,673
Net increase (decrease) in cash and cash equivalents	$18,868	$(4,808)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $6,988,000 for the six months ended June 30, 2021 compared to $10,189,000 used for the six months ended June 30, 2020. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2021 consisted of a net loss of $9,841,000 adjusted for non-cash expenses including provision for doubtful accounts $89,000, depreciation and amortization of $636,000, stock-based compensation of $1,677,000, non-cash interest expense of $291,000, a loss from minority interest in limited liability company of $155,000, a loss on disposal of property and equipment of $9,000, a noncash charge for the modification of warrants of $373,000, a gain on the extinguishment of debt of $1,358,000 related to forgiveness of the PPP Loan and cash inflows from changes in operating assets and liabilities of $964,000. The change in operating assets and liabilities was primarily due to a increase in accounts receivable of $15,000, a decrease in inventory of $855,000, a decrease in prepaid expenses and other current assets of $308,000, a decrease in other noncurrent assets of $141,000, a decrease in accounts payable $219,000, a decrease in accrued and other liabilities of $317,000, and an increase of other noncurrent liabilities of $211,000.

Net cash used during the six months ended June 30, 2020 consisted of a net loss of $13,425,000 adjusted for non-cash expenses including provision for doubtful accounts of $229,000, depreciation and amortization of $651,000, stock-based compensation of $1,367,000, non-cash interest expense of $258,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $5,000, a loss from minority interest in limited liability company of $268,000, a noncash charge for the modification of warrants of $1,838,000 and cash outflows from changes in operating assets and liabilities of $1,380,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $327,000, an increase in inventory of $222,000, a decrease in prepaid expenses and other current assets of $526,000, a decrease in other noncurrent assets of $417,000, a decrease in accounts payable $351,000, a decrease in accrued and other liabilities of $2,132,000, and an increase of other noncurrent liabilities of $55,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 and 2020 was $78,000 and $292,000, respectively. Net cash used in investing activities during the six months ended June 30, 2021 and 2020 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $25,934,000, which was the result of net proceeds of $25,122,000 from the January 2021 Offering net of issuance costs, $704,000 from purchase of common stock in connection with the Purchase Agreement with LPC and proceeds of $179,000 from exercises of common warrants, partially offset by transaction costs of $71,000 in connection with the Purchase Agreement with LPC.

Net cash provided by financing activities during the six months ended June 30, 2020 was $5,673,000, which was the result of gross proceeds of $4,800,000 from exercises of Series A and B warrants, proceeds of $1,343,000 from the PPP Loan and proceeds of $341,000 from the initial purchase of common shares under the Purchase agreement from LPC, partially offset by transaction costs of $326,000 in connection with the 2020 Warrant Offering, transaction costs of $452,000 in connection with the Purchase Agreement with LPC and additional transaction costs of $33,000 in connection with our November 2019 Offering.

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of June 30, 2021, our contractual obligations were as follows (in thousands):

Contractual Obligations (including interest):	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
CRG note payable	$5,992	$-	$5,992	$-	$-
Non-cancellable operating lease obligations	768	276	492	-	-
Total	$6,760	$276	$6,484	$-	$-

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

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $4,809,000 as of June 30, 2021.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 18, 2021, There have been no material changes to the significant accounting policies during the six months ended June 30, 2021.

Recent Accounting Pronouncements

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of June 30, 2021, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $25.4 million as of June 30, 2021.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021 and December 31, 2020, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021 and 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

Unregistered Sales of Securities

Series B Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 2,271 shares of Series B preferred stock in lieu of $2,271,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on June 30, 2021.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware.

3.1.2(2)	Amended and Restated Certificate of Incorporation.

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.1.4(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed September 18, 2019.

3.1.5(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed November 30, 2020.

3.2(2)	Amended and Restated Bylaws.

3.3(5)	Amendment to the Amended and Restated Bylaws.

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

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

+  This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.

(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 16, 2021.

(6)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 1, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2021	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)