Form 10-Q
period 2021-09-30
VIVEVE MEDICAL, INC.
filed 2021-11-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the issuer had 10,602,560 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS		(1)
Current assets:
Cash and cash equivalents	$22,665	$6,523
Accounts receivable, net of allowance for doubtful accounts of $49 and $124 as of September 30, 2021 and December 31, 2020, respectively	514	770
Inventory	2,150	3,254
Prepaid expenses and other current assets	2,083	2,296
Total current assets	27,412	12,843
Property and equipment, net	1,678	2,759
Investment in limited liability company	645	833
Other assets	649	195
Total assets	$30,384	$16,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,292	$881
Accrued liabilities	2,557	2,416
Paycheck Protection Program loan, current portion	-	918
Total current liabilities	3,849	4,215
Note payable, noncurrent portion	4,964	4,518
Paycheck Protection Program loan, noncurrent portion	-	425
Other noncurrent liabilities	1,206	498
Total liabilities	10,019	9,656
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; Series B preferred stock, $0.0001 par value; 39,279 and 35,819 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2021 and outstanding as of September 30, 2021	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 10,602,560 and 2,171,316 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	-
Additional paid-in capital	255,889	226,800
Accumulated deficit	(235,525)	(219,826)
Total stockholders’ equity	20,365	6,974
Total liabilities and stockholders’ equity	$30,384	$16,630

(1)	The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$1,616	$1,524	$4,720	$3,532
Cost of revenue	1,502	1,283	4,059	3,483
Gross profit	114	241	661	49

Operating expenses:
Research and development	2,695	884	6,804	3,745
Selling, general and administrative	2,911	2,761	9,423	10,476
Total operating expenses	5,606	3,645	16,227	14,221
Loss from operations	(5,492)	(3,404)	(15,566)	(14,172)
Gain on forgiveness of Paycheck Protection Program loan	-	-	1,358	-
Modification of warrants	-	-	(373)	(1,838)
Interest expense, net	(255)	(235)	(734)	(668)
Other expense, net	(78)	(41)	(196)	(159)
Net loss from consolidated companies	(5,825)	(3,680)	(15,511)	(16,837)
Loss from minority interest in limited liability company	(33)	(55)	(188)	(323)
Comprehensive and net loss	(5,858)	(3,735)	(15,699)	(17,160)
Series B convertible preferred stock dividends	(1,190)	(1,053)	(3,463)	(3,064)
Net loss attributable to common stockholders	$(7,048)	$(4,788)	$(19,162)	$(20,224)

Net loss per share of common stock:
Basic and diluted	$(0.67)	$(2.65)	$(1.93)	$(14.71)

Weighted average shares used in computing net loss per common share:
Basic and diluted	10,591,834	1,807,931	9,916,834	1,374,800

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2021	-	$-	35,819	$-	2,171,316	$-	$226,800	$(219,826)	$6,974
January 2021 Offering, net issuance costs	-	-	-	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	2,450,880	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-	-	-	287	-	287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(40)	-	(40)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,119)	-	(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,118	-	-	-	1,118	-	1,118
Stock-based compensation expense	-	-	-	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(5,791)	(5,791)
Balances as of March 31, 2021	-	-	36,937	-	10,341,716	1	253,156	(225,617)	27,540
Issuance of purchased common shares under the Purchase Agreement with LPC	-	-	-	-	250,000	-	704	-	704
Transaction costs in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	(31)	-	(31)
Modification of exercise price of warrants in connection with First Amendment to Purchase Agreement with LPC
Purchase Agreement with LPC	-	-	-	-	-	-	86	-	86
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,154)	-	(1,154)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,153	-	-	-	1,153	-	1,153
Stock-based compensation expense	-	-	-	-	-	-	867	-	867
Net loss	-	-	-	-	-	-	-	(4,050)	(4,050)
Balances as of June 30, 2021	-	-	38,090	-	10,591,716	1	254,781	(229,667)	25,115
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,190)	-	(1,190)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,189	-	-	-	1,189	-	1,189
Stock-based compensation expense	-	-	-	-	-	-	1,088	-	1,088
Issuance of common shares from employee stock purchase plan	-	-	-	-	10,844	-	21	-	21
Net loss	-	-	-	-	-	-	-	(5,858)	(5,858)
Balances as of September 30, 2021	-	$-	39,279	$-	10,602,560	$1	$255,889	$(235,525)	$20,365

	Series A Convertible Preferred Stock, $0.0001 par value		Series B Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	185,218	$-	31,678	$-	707,571	$-	$214,431	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(30)	-	(30)
Conversion of Series A convertible preferred stock into common stock	(185,218)	-	-	-	185,218	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	107,172	-	1,661	-	1,661
Series B convertible preferred stock dividends	-	-	-	-	-	-	(990)	-	(990)
Series B convertible preferred stock dividends paid in PIK shares	-	-	989	-	-	-	989	-	989
Stock-based compensation expense	-	-	-	-	-	-	686	-	686
Issuance of common shares from employee stock purchase plan	-	-	-	-	32	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	2,832	-	24	-	24
Net loss	-	-	-	-	-	-	-	(6,310)	(6,310)
Balances as of March 31, 2020	-	-	32,667	-	1,002,825	-	216,771	(204,221)	12,551
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	(3)	-	(3)
Issuance of common shares in connection with Series A and B warrant exercises	-	-	-	-	514,578	-	3,139	-	3,139
Modification of exercise price of warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(326)	-	(326)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	52,500	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(452)	-	(452)
Series B convertible preferred stock dividends	-	-	-	-	-	-	(1,021)	-	(1,021)
Series B convertible preferred stock dividends paid in PIK shares	-	-	1,018	-	-	-	1,018	-	1,018
Stock-based compensation expense	-	-	-	-	-	-	632	-	632
Issuance of common shares from employee stock purchase plan	-	-	-	-	30	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	25	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	3,454	-	25	-	25
Net loss	-	-	-	-	-	-	-	(7,115)	(7,115)
Balances as of June 30, 2020	-	-	33,685	-	1,573,412	-	221,962	(211,336)	10,627
Issuance of common shares in connection with Series A and B warrant exercises	-	-	-	-	494,113	-	3,014	-	3,014
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	93,129	-	593	-	593
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	(7)	-	(7)
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(42)	-	(42)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,053)	-	(1,053)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	1,050	-	-	-	1,050	-	1,050
Stock-based compensation expense	-	-	-	-	-	-	617	-	617
Issuance of common shares in connection with ESPP	-	-	-	-	22	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	4,709	-	25	-	25
Reverse stock split (December 2020) - rounding adjustment	-	-	-	-	5,931	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,735)	(3,735)
Balances as of September 30, 2020	-	$-	34,735	-	2,171,316	$-	$226,159	$(215,071)	$11,089

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(15,699)	$(17,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	104	335
Depreciation and amortization	884	965
Stock-based compensation	2,765	2,009
Non-cash interest expense	446	394
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	15	3
Loss from minority interest in limited liability company	188	323
Loss on disposal of property and equipment	40	14
Modification of warrants	373	1,838
Forgiveness of Paycheck Protection Program loan	(1,358)	-
Changes in assets and liabilities:
Accounts receivable	152	549
Inventory	1,423	233
Prepaid expenses and other current assets	213	683
Other noncurrent assets	(3)	444
Accounts payable	411	(913)
Accrued and other liabilities	71	(2,918)
Other noncurrent liabilities	324	265
Net cash used in operating activities	(9,651)	(12,936)

Cash flows from investing activities:
Purchase of property and equipment	(162)	(403)
Net cash used in investing activities	(162)	(403)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	25,122	-
Proceeds from exercise of common warrants	179	8,407
Transaction costs in connection with 2020 Warrant Offering	-	(333)
Proceeds from purchase of common shares under Purchase Agreement with LPC	704	341
Transaction costs in connection with Purchase Agreement with LPC	(71)	(494)
Proceeds from Paycheck Protection Program loan	-	1,343
Transaction costs in connection with November 2019 Offering	-	(33)
Proceeds from issuance of common shares from employee stock purchase plan	21	-
Net cash provided by financing activities	25,955	9,231
Net increase (decrease) in cash and cash equivalents	16,142	(4,108)

Cash and cash equivalents - beginning of period	6,523	13,308
Cash and cash equivalents - end of period	$22,665	$9,200

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Forgiveness of Paycheck Protection Program loan	$1,358	$-
Issuance of Series B convertible preferred stock in settlement of dividends	$3,460	$3,057
Issuance of note payable in settlement of accrued interest	$443	$392
Net transfer of equipment between inventory and property and equipment	$(319)	$37
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$195	$226

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non- affiliates of the Company over any rolling 12-month period. As of September 30, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of September 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

As of September 30, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $326,000. (See Note 11 – Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.) As of September 30, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 18, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $235,525,000 as of September 30, 2021. Additionally, the Company used $9,651,000 in cash for operations in the nine months ended September 30, 2021. However, the Company's financing activities provided cash of $25,955,000 during the nine months ended September 30, 2021, including $25,122,000 in net proceeds from the January 2021 Offering, $633,000 in net proceeds from purchase of common shares under the Purchase Agreement with LPC, $179,000 in proceeds from the exercise of common warrants and $21,000 in proceeds from issuance of common shares from employee stock purchase plan. As of September 30, 2021, the Company had cash and cash equivalents of $22,665,000 and working capital of $23,563,000. Accordingly, management expects that our cash along with the remaining equity financing commitment from LPC of approximately $9,000,000 will be sufficient to fund our activities for at least the next twelve months through November 2022; however, we may require additional funds from the sale of equity or debt securities to fully implement our plan of operation.

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

In North America, the Company sells its products primarily through a direct sales force to health care practitioners. Outside North America, the Company sells through an extensive network of distribution partners. During the three and nine months ended September 30, 2021, one distributor accounted for 36% and 29% of the Company’s revenue, respectively. During the three and nine months ended September 30, 2020, one distributor accounted for 40% and 45% of the Company’s revenue, respectively.

As of September 30, 2021, no customer accounted for more than 10% of the Company’s accounts receivable, net. As of December 31, 2020, one distributor accounted for 37% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $49,000 as of September 30, 2021 and $124,000 as of December 31, 2020.

During the three month and nine months ended September 30, 2021, the Company wrote-off accounts receivable totaling approximately $115,000 and $179,000, respectively, primarily related to U.S. customers. There were no write-offs of customers’ accounts receivable during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company wrote-off accounts receivable totaling approximately $173,000 primarily related to Latin America distributors in connection with the Company’s shift in its international business model and the withdrawal from certain countries in Latin America.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of six to twelve months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. The Company began this rental program in the quarter ended June 30, 2019. For the three and nine months ended September 30, 2021, rental revenue recognized during the period was $261,000 and $950,000, respectively. For the three and nine months ended September 30, 2020, rental revenue recognized during the period was $471,000 and $829,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue in the amounts of $436,000 and $345,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recognized revenue of $14,000 and $310,000 which was deferred revenue as of December 31, 2020.

Late in the first quarter of 2020 and through the third quarter of 2021, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, a large percentage of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, in the second quarter of 2020 Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions continue to re-open and gradually increase their limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced, that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  September 30, 2021 or  December 31, 2020. The Company had customer contract liabilities in the amount of $25,000 and $17,000 that performance had not yet been delivered to its customers as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet.

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended September 30, 2021 and 2020, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company began its rental program in the quarter ended June 30, 2019. The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract cost in the amount of $53,000 and $32,000 at September 30, 2021 and December 31, 2020, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended September 30, 2021 and 2020, the amount of amortization was $13,000 and $58,000, respectively. For the nine months ended September 30, 2021 and 2020, the amount of amortization was $47,000 and $538,000, respectively. There was no impairment loss in relation to the costs capitalized. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

North America	$939	$845	$2,857	$1,648
Asia Pacific	677	679	1,855	1,865
Europe and Middle East	-	-	8	5
Latin America	-	-	-	14
Total	$1,616	$1,524	$4,720	$3,532

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. No impairment charges have been recorded in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021 and 2020.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

		Nine Months Ended
		September 30,
		2021	2020

Convertible preferred stock:
Series A convertible preferred stock	(a)	-	-
Series B convertible preferred stock	(b)	2,567,255	2,270,261
Series C convertible preferred stock	(c)	-	-
Warrants to purchase common stock		9,793,599	1,771,088
Stock options to purchase common stock		3,195,742	975,605
Deferred restricted common stock units		679,000	-
Deferred restricted common stock awards		228	234

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

(b)

As of September 30, 2021 and 2020, a total of 39,279 and 34,735 shares of Series B convertible preferred stock were outstanding and convertible into 2,567,255 and 2,270,261 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

(c)

Each share of Series C preferred stock is convertible at any time at the holder's option into one share of common stock. As of September 30, 2021, all Series C convertible preferred stock had been converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2021, and December 31, 2020 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

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

Under the terms of the Distributorship Agreement, ICM agreed to not directly or indirectly appoint or authorize any third party to market, promote, distribute or sell any of the licensed products to any licensed medical professional offices and hospitals in the United States. In exchange, the Company agreed to not market, promote, distribute or sell (or contract to do so) any product which substantially replicates all or almost all of the key features of the licensed products. The terms of the Distribution Agreement also included a minimum purchase requirement to purchase a certain quantity of ICM products per month. In addition, the parties agreed to certain mutual marketing obligations to promote sales of the licensed products. During the three months ended September 30, 2021 and 2020, the Company has purchased 40 and 185 units of ICM products for approximately $5,000 and $26,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company has purchased 140 and 425 units of ICM products for approximately $17,000 and $46,000, respectively. As of September 30, 2021, the Company has purchased approximately 5,425 units of ICM products. The Company paid ICM approximately $7,000 and $10,000 for product-related costs during the three months ended September 30, 2021 and 2020, respectively. The Company paid ICM approximately $17,000 and $30,000 for product-related costs during the nine months ended September 30, 2021 and 2020, respectively. There were no amounts due to ICM for the accounts payable as of September 30, 2021 and December 31, 2020.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of September 30, 2021, the Company owned approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended September 30, 2021 and 2020, the allocated net loss from ICM’s operations was $33,000 and $55,000, respectively. For the nine months ended September 30, 2021 and 2020, the allocated net loss from ICM’s operations was $188,000 and $323,000, respectively. The allocated net loss from ICM’s operations was recorded as loss from minority interest in limited liability company in the condensed consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

Accrued bonuses	786	744
Accrued payroll and other related expenses	435	473
Deferred revenue - subscription rental program	436	345
Accrued clinical trial costs	361	91
Current operating lease liabilities	214	132
Accrued professional fees	119	290
Accrued sales commission	43	37
Accrued inventory	-	87
Other accruals	163	217
Total accrued liabilities	$2,557	$2,416

6.	Note Payable

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

Pursuant to the Amendment No. 3, the Company paid interest in-kind of $154,000 and $443,000 during the three and nine months ended September 30, 2021 which was added to the total outstanding principal loan amount. During the three and nine months ended September 30, 2020, the Company paid interest in-kind of $136,000 and $443,000, respectively, which was added to the total outstanding principal loan amount. Additionally, the back-end facility fee of $1,446,000 is due upon maturity, of which the Company had accrued $747,000 included in other noncurrent liabilities on the condensed consolidated balance sheet as of September 30, 2021.

As of September 30, 2021, the Company was in compliance with all covenants.

As of September 30, 2021 and December 31, 2020, $4,964,000 and $4,518,000, respectively, was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount. The term loan has a maturity date of March 31, 2023.

As of September 30, 2021, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$-
2022	-
2023	5,992
Total Payments	5,992
Less: Amount representing interest	(1,022)
Present value of obligations	4,970
Less: Unamortized debt discount	(6)
Note payable, noncurrent portion	4,964

7.	Paycheck Protection Program Loan

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

In May 2021, the Company was notified by WAB that its request for forgiveness of the PPP Loan had been approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company has recognized a gain on the extinguishment of debt in the condensed consolidated statements of operations during the three months ended June 30, 2021 in the amount of $1,358,000.

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

The following table reflects the Company’s lease assets and lease liabilities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

Assets:
Operating lease right-of-use assets	$581	$130

Liabilities:
Current operating lease liabilities	$214	$132
Noncurrent operating lease liabilities	384	-
	$598	$132

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating leases expense for the three months ended September 30, 2021 and 2020 was $69,000 and $77,000, respectively. The operating leases expense for the nine months ended September 30, 2021 and 2020 was $211,000 and $226,000, respectively.

As of September 30, 2021, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$69
2022	279
2023	285
2024	67
Total lease payments	700
Less: Amount representing interest	(102)
Present value of lease liabilities	$598

The weighted average remaining lease term was approximately 29 months as of September 30, 2021. The weighted average discount rate for the three months ended September 30, 2021 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of September 30, 2021, minimum future rentals from customers on operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$195
Thereafter	241
Total	$436

As of September 30, 2021, $465,000 of property and equipment is related to these operating lease agreements. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2021 is $68,000 and $273,000, respectively. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2020 is $117,000 and $345,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended September 30, 2021, the Company paid dividend in-kind of an additional 1,189 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. During the nine months ended September 30, 2021, the Company paid dividend in-kind of an additional 3,460 shares of Series B convertible preferred stock and a cash dividend of approximately $4,000 for the remaining fractional shares. The Company has issued a total of 7,979 shares of Series B convertible preferred stock and paid approximately $14,000 in cash as preferred dividend to the holders of Series B convertible preferred stock through September 30, 2021.

As of September 30, 2021 and December 31, 2020, there were 39,279 and 35,819 shares of Series B convertible preferred stock outstanding and convertible into 2,567,255 and 2,341,111 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

As of September 30, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of September 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the nine months ended September 30, 2021.

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

Warrants for Common Stock

As of September 30, 2021, outstanding warrants to purchase shares of common stock were as follows:

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
				9,793,599

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and nine months ended September 30, 2021, the Company recorded $1,000 and $3,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and nine months ended September 30, 2020, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of September 30, 2021, the unamortized debt discount was $6,000.

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

As of September 30, 2021, there were no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock still remaining and outstanding.

As of September 30, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

As of September 30, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

No shares issuable pursuant to warrants have been cancelled during the three and nine months ended September 30, 2021.

No shares issuable pursuant to warrants expired during the three months ended September 30, 2021. A total of 6 shares issuable pursuant to warrants expired during the nine months ended September 30, 2021. No shares issuable pursuant to warrants expired during the three months ended September 30, 2020. A total of 22 shares issuable pursuant to warrants expired during the nine months ended September 30, 2020.

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

As of September 30, 2021, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 1.3 years.

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

As of September 30, 2021, there were outstanding stock option awards issued from the 2013 Plan covering a total of 3,195,730 shares of the Company’s common stock and there remain reserved for future awards 66,753 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $7.48 per share and the remaining contractual term is 9.3 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, beginning of period	986,399	$19.10	-	$-
Options granted	2,251,000	$2.73
Options exercised	-
Options canceled	(41,657)	$23.35
Options outstanding, end of period	3,195,742	$7.52	9.3	$-

Vested and exercisable and expected to vest, end of period	2,932,744	$7.88	9.3	$-

Vested and exercisable, end of period	581,757	$23.17	8.5	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2021.

The options outstanding and exercisable as of September 30, 2021 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2021	Price	Term (Years)	September 30, 2021	Price

$2.28	-	$2.96	2,224,354	$2.73	9.7	130,533	$2.73
$3.06	-	$3.40	10,000	$3.20	9.5	-	$-
$4.45	-	$4.80	11,900	$4.72	9.2	1,219	$4.80
$5.10	-	$5.40	88,000	$5.28	9.0	50,875	$5.40
$6.90	-	$6.90	5,400	$6.90	8.5	2,026	$6.90
$8.60	-	$8.91	837,150	$8.69	8.1	384,272	$8.69
$10.90	-	$13.60	15,500	$12.64	8.4	9,678	$12.99
$380.00	-	$9,920.00	3,438	$2,876.47	6.5	3,154	$2,968.91
Total:			3,195,742	$7.52	9.3	581,757	$23.17

Deferred Restricted Stock Units

As of September 30, 2021, there are 679,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three and nine months ended September 30, 2021, RSUs for 5,000 and 11,000 shares of common stock were cancelled, respectively.

There were no RSUs for shares of common stock granted by the Company during the nine months ended September 30, 2021.

Deferred Restricted Stock Awards

As of September 30, 2021, there are 228 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three and nine months ended September 30, 2021 and 2020, no RSAs for shares of common stock were granted by the Company.

During the three months ended September 30, 2021, 4 RSAs for shares of common stock were cancelled. During the nine months ended September 30, 2021, RSAs for 6 shares of common stock were cancelled.

During the three months ended September 30, 2020, 15 RSAs for shares of common stock were cancelled. During the nine months ended September 30, 2020, RSAs for 43 shares of common stock were cancelled.

2017 Employee Stock Purchase Plan

In September 2020, the board of directors approved the suspension of the Company’s 2017 Employee Stock Purchase Plan (the “2017 ESPP”) following the twelfth offering period and the ESPP purchase on September 30, 2020.

The activity of the Company’s 2017 ESPP for the nine months ended September 30, 2020 is described as follows:

●	The tenth offering period under the Company’s 2017 ESPP began on January 1, 2020 and ended on March 31, 2020, and 32 shares were issued on March 31, 2020 at a purchase price of $5.86.

●	The eleventh offering period under the Company’s 2017 ESPP began on April 1, 2020 and ended on June 30, 2020, and 30 shares were issued on June 30, 2020 at a purchase price of $4.79.

●	The twelfth offering period under the Company’s 2017 ESPP began on July 1, 2020, and ended on September 30, 2020, and 22 shares were issued on September 30, 2020 at a purchase price of $4.44.

In June 2021, the Company’s stockholders approved an amendment to the 2017 ESPP to increase the number of shares of common stock reserved for issuance thereunder from 400 to 500,378 shares and to increase the number of shares available in an offering period from 2 to 2,000 per participant (subject to adjustment in the event of certain changes to the Company’s capital structure and other similar events).

Following the Company’s annual stockholders’ meeting, the board of directors approved to reactivate the ESPP effective with the offering period beginning on July 1, 2021.

The activity of the Company’s 2017 ESPP for the nine months ended September 30, 2021 is described as follows:

●	The thirteenth offering period under the Company’s 2017 ESPP began on July 1, 2021, and ended on September 30, 2021, and 10,844 shares were issued on September 30, 2020 at a purchase price of $1.94.

The Company estimated the fair value of purchase rights under the ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of September 30, 2021, the remaining shares available for issuance under the 2017 ESPP were 489,156 shares.

Stock-Based Compensation

During the three months ended September 30, 2021, the Company granted stock options to employees and nonemployees to purchase 30,400 shares of common stock with a weighted average grant date fair value of $1.60 per share. During the three months ended September 30, 2020, the Company granted stock options to employees and nonemployees to purchase 55,000 shares of common stock with a weighted average grant date fair value of $3.60 per share. During the nine months ended September 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,251,000 shares of common stock with a weighted average grant date fair value of $1.75 per share. During the nine months ended September 30, 2020, the Company granted stock options to employees and nonemployees to purchase 101,800 shares of common stock with a weighted average grant date fair value of $53.25 per share.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Expected term (in years)	5	5	6	5
Average volatility	84%	87%	76%	81%
Risk-free interest rate	0.81%	0.27%	0.97%	0.34%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense for options, RSUs and ESPP shares included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Cost of revenue	$76	$42	$191	$163
Research and development	131	78	330	250
Selling, general and administrative	881	522	2,244	1,596
Total	$1,088	$642	$2,765	$2,009

As of September 30, 2021, the total unrecognized compensation cost in connection with unvested stock options was approximately $6,618,000. These costs are expected to be recognized over a period of approximately 2.95 years.

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. For the three and nine months ended September 30, 2021, the stock-based compensation expense for RSUs was $272,000 and $771,000, respectively.

As of September 30, 2021, the total unrecognized compensation cost in connection with unvested RSUs was approximately $1,436,000. These costs are expected to be recognized over a period of approximately 1.25 years.

For the three and nine months ended September 30, 2021, the stock-based compensation expense for ESPP shares was not significant.

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

The Company’s effective tax rate is 0% for the three months ended September 30, 2021 and 2020. The Company expects that its effective tax rate for the full year 2021 will be 0%.

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

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of September 30, 2021, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $50,000 and $199,000 for goods and services during the three months ended September 30, 2021 and 2020, respectively, and approximately $203,000 and $948,000 for the nine months ended September 30, 2021 and 2020, respectively. The amounts due to Stellartech for accounts payable as of September 30, 2021 and December 31, 2020 were approximately $1,000 and $9,000, respectively.

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of September 30, 2021, we have a global installed base of 870 Viveve Systems and we have sold approximately 58,300 single-use treatment tips worldwide.

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

Recent Events

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of September 30, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

As of September 30, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

On October 8, 2020, the Company was notified that the terms of its PPP Loan with Western Alliance Bank have been modified. The amount of time that the Company has to spend the proceeds of the PPP Loan (the “covered period”) has been extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan has also been extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months) depending on when the Company applies for forgiveness. The SBA will also cover interest on the forgiveness portion of the loan during this period. There has been no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. We submitted our PPP Loan forgiveness application to the SBA in October 2020.

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

The positive preclinical findings demonstrated, as reported in August 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham tips demonstrated meaningful tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. We believe that the positive in-vivo preclinical study validates our new inert sham tip for use in the U.S. pivotal PURSUIT trial that is currently underway.

Issuance of Patents

Australia

On September 23, 2021 the Company announced that the Australian Patent Office had issued Patent No. 2016324168 covering Viveve’s unique method of treatment to address stress urinary incontinence (SUI) in women. The issuance is the second SUI specific patent for Viveve.

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

United States

On October 28, 2021, the Company announced that the United States Patent and Trademark Office (USPTO) had issued U.S. Patent No. 11,154,349 for Viveve’s dual-energy device and method. The awarded patent strengthens the Company’s intellectual property portfolio and provides further coverage for Viveve’s innovative technology and treatment methods.of remodeling tissue.

In June 2021, the Company announced issuance of U.S. Patent No. 10,980,596 by the United States Patent and Trademark Office (USPTO). The awarded patent strengthens the Company’s intellectual property portfolio for its dual-energy technology device and expands its patent claims in the U.S.

In September 2020, the Company announced that the United States Patent and Trademark Office (USPTO) had issued U.S. Patent No. 10,779,874 covering Viveve’s unique method of treatment to address SUI in women. The granted patent is the first SUI specific patent for Viveve as it advances the pivotal U.S. PURSUIT clinical trial for improvement of SUI in women.

The above issued patents serve to further strengthen and expand Viveve’s already robust intellectual property estate. The Company continues to advance its global commercialization strategy for its dual-energy technology and treatment methods that includes securing the highest achievable levels of protection for its intellectual property portfolio.

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

Late in the first quarter of 2020, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, a large percentage of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions have re-opened and are providing limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the three and nine months ended September 30, 2021, rental revenue recognized during the period was $261,000 and $950,000, respectively. For the three and nine months ended September 30 ,2020, rental revenue recognized during the period was $471,000 and $829,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

Impact of the Coronavirus

As of the filing of this Quarterly Report on Form 10-Q, the United States and many other countries continue to face outbreaks or resurgences of the highly transmissible pathogenic coronavirus and its variants, which has resulted in an increasingly widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries and is likely to continue to adversely affect our business, financial condition and results of operations. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash along with the remaining equity financing commitment from LPC of approximately $9,000,000 will be sufficient to fund our activities for at least the next 12 months through November 2022; however, we may require additional capital from the sale of equity or debt securities to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$1,616	$1,524	$92	6%

We recorded revenue of $1,616,000 for the three months ended September 30, 2021, compared to revenue of $1,524,000 for the three months ended September 30, 2020, an increase of $92,000, or approximately 6%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in the third quarter of 2021 included sixteen Viveve Systems sold and approximately 2,300 disposable treatment tips sold globally. Sales in the third quarter of 2020 included twelve Viveve Systems sold and approximately 2,100 disposable treatment tips sold globally.

Under the subscription offering program, which was launched in June 2019, we placed eight Viveve Systems in the U.S. market in the third quarter of 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of nine Viveve Systems during the period. In the third quarter of 2020, we placed seven Viveve Systems under the subscription offering program in the U.S. market; however, these new placements were offset by the return of nine Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended September 30, 2021 and 2020, rental revenue recognized during the period was $261,000 and $471,000, respectively.

Late in the first quarter of 2020 and through the third quarter of 2021, the COVID-19 pandemic has been in full effect adversely impacting commercial activity and the economies in the United States and most other countries and is likely to continue to adversely affect businesses and results of operations. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, in the second quarter of 2020 Viveve contacted all of its subscription customers and provided them with a three-month deferral of their rental payment. Although clinics in various regions continue to re-open and gradually increase their limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit	$114	$241	$(127)	(53)%

Gross profit was $114,000 or 7% of revenue, for the three months ended September 30, 2021, compared to a gross profit of $241,000, or 16% of revenue, for the three months ended September 30, 2020, a decrease of $127,000, or approximately 53%. The decrease in gross profit was primarily due to a decrease in subscription revenue from a lower rental installed base and higher inventory related costs in the third quarter of 2021.

Research and development expenses

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$2,695	$884	$1,811	205%

Research and development expenses totaled $2,695,000 for the three months ended September 30, 2021, compared to research and development expense of $884,000 for the three months ended September 30, 2020, an increase of $1,811,000, or approximately 205%. Spending on research and development increased primarily due to higher clinical study costs due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI in the first quarter of 2021 with subject enrollment rapidly advancing in the period. We expect completion of subject enrollment in the trial in the fourth quarter. Furthermore, spending on research and development in the third quarter of 2021 also included increased engineering and development work related to our products. Spending on research and development in the third quarter of 2020 was lower as it included reduced engineering and development work related to our products as a result of our overall strategic organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the economic conditions caused by the COVID-19 crisis.

Selling, general and administrative expenses

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$2,911	$2,761	$150	5%

Selling, general and administrative expenses totaled $2,911,000 for the three months ended September 30, 2021, compared to $2,761,000 for the three months ended September 30, 2020, an increase of $150,000, or approximately 5%. The slight increase in selling, general and administrative expenses was primarily due to higher personnel costs related to additional stock-based compensation expense for equity awards granted to existing employees.

Interest expense, net

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$255	$235	$20	9%

During the three months ended September 30, 2021, we had interest expense, net of $255,000 compared to interest expense, net of $235,000 for the three months ended September 30, 2020, a change of $20,000, or approximately 9%. The increase resulted primarily from a higher term loan balance compared to the third quarter of 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$78	$41	$37	90%

During the three months ended September 30, 2021, we had other expense, net of $78,000 compared to $41,000 for the three months ended September 30, 2020.

Loss from minority interest in limited liability company

	Sepember 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$33	$55	$(22)	(40)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended September 30, 2021, the allocated net loss from ICM’s operations was $33,000 compared to $55,000 for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$4,720	$3,532	$1,188	34%

We recorded revenue of $4,720,000 for the nine months ended September 30, 2021, compared to revenue of $3,532,000 for the nine months ended September 30, 2020, an increase of $1,188,000, or approximately 34%. The increase in revenue was primarily due higher sales volume of Viveve Systems and treatment tips sold during the period. Sales in 2021 included sales of 31 Viveve Systems and approximately 8,200 disposable treatment tips sold globally. Sales in 2020 included sales of 16 Viveve Systems and approximately 5,900 disposable treatment tips sold globally.

Under the subscription offering program, we placed 18 Viveve Systems in the U.S. market in 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of 29 Viveve Systems during the period. In 2020, we placed 27 Viveve Systems under the subscription offering program in the U.S. market but these new placements were offset by the return of 18 Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the nine months ended September 30, 2021 and 2020, rental revenue recognized during the period was $950,000 and $829,000, respectively.

Late in the first quarter of 2020 and through the third quarter of 2021, the COVID-19 pandemic was in full effect adversely impacting commercial activity and the economies in the United States and most other countries and is likely to continue to adversely affect businesses and results of operations. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, in the second quarter of 2020 Viveve contacted all of its subscription customers and provided them with a three-month deferral of their rental payment. Although clinics in various regions continue tore-open and gradually increase their limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing customers, as well as a greatly reduced number of new and prospective customers.

Gross profit

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit	$661	$49	$612	NM

Gross profit was $661,000 or 14% of revenue for the nine months ended September 30, 2021, compared to gross profit of $49,000, or 1% of revenue, for the nine months ended September 30, 2020, an increase of $612,000. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the period. Additionally, fixed manufacturing costs in 2020 were spread over a lower sales volume thereby lowering gross margins.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$6,804	$3,745	$3,059	82%

Research and development expenses totaled $6,804,000 for the nine months ended September 30, 2021 compared to research and development expense of $3,745,000 for the nine months ended September 30, 2020, an increase of $3,059,000, or approximately 82%. Spending on research and development increased primarily due to higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI in the first quarter of 2021 with subject enrollment advancing in the period. We expect completion of subject enrollment in the trial in the fourth quarter. Furthermore, spending on research and development in 2021 also included increased engineering and development work related to our products. Spending on research and development in 2020 was lower as it included reduced engineering and development work related to our products as a result of our overall strategic organizational realignment to focus efforts to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the economic conditions caused by the COVID-19 crisis.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$9,423	$10,476	$(1,053)	(10)%

Selling, general and administrative expenses totaled $9,423,000 for the nine months ended September 30, 2021, compared to $10,476,000 for the nine months ended September 30, 2020, a decrease of $1,053,000, or approximately 10%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of the Company's organizational realignment to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis, partially offset by higher personnel costs for existing employees in 2021.

Gain on forgiveness of Paycheck Protection Program loan

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gain on forgiveness of Paycheck Protection Program loan	$1,358	$-	$1,358	NM

In May 2021, the Company’s request for forgiveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of Warrants

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Modification of warrants	$373	$1,838	$(1,465)	(80)%

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

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$734	$668	$66	10%

During the nine months ended September 30, 2021, we had interest expense, net, of $734,000, compared to interest expense, net, of $668,000 for the nine months ended September 30, 2020, a change of $66,000, or approximately 10%. The increase resulted primarily from a higher term loan balance compared to 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$196	$159	$37	23%

During the nine months ended September 30, 2021, we had other expense, net, of $196,000, compared to $159,000 for the nine months ended September 30, 2020.

Loss from minority interest in limited liability company

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$188	$323	$(135)	(42)%

The Company uses the equity method to account for its investment in ICM. For the nine months ended September 30, 2021, the allocated net loss from ICM’s operations was $188,000, compared to $323,000 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2021 and 2020

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. The Company had an accumulated deficit of $235,525,000 as of September 30, 2021. Additionally, the Company used $9,651,000 in cash for operations in the nine months ended September 30, 2021. However, the Company's financing activities provided cash of $25,955,000 during the nine months ended September 30, 2021, including $25,122,000 in net proceeds from the January 2021 Offering, $633,000 in net proceeds from purchase of common shares under the Purchase Agreement with LPC, $179,000 proceeds from the exercise of common warrants and $21,000 from proceeds from issuance of common shares from employee purchase plan. As of September 30, 2021, the Company had cash and cash equivalents of $22,665,000 and working capital of $23,563,000. Accordingly, management expects that our cash along with the remaining equity financing commitment from LPC of approximately $9,000,000 will be sufficient to fund our activities for at least the next twelve months through November 2022; however, we may require additional funds to fully implement our plan of operation.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	Sepember 30,
	2021	2020

Net cash used in operating activities	$(9,651)	$(12,936)
Net cash used in investing activities	(162)	(403)
Net cash provided by financing activities	25,955	9,231
Net increase (decrease) in cash and cash equivalents	$16,142	$(4,108)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $9,651,000 for the nine months ended September 30, 2021 compared to $12,936,000 used for the nine months ended September 30, 2020. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2021 consisted of a net loss of $15,699,000 adjusted for non-cash expenses including provision for doubtful accounts $104,000, depreciation and amortization of $884,000, stock-based compensation of $2,765,000, non-cash interest expense of $446,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $15,000, a loss from minority interest in limited liability company of $188,000, a loss on disposal of property and equipment of $40,000, a noncash charge for the modification of warrants of $373,000, a gain on the extinguishment of debt of $1,358,000 related to forgiveness of the PPP Loan and cash inflows from changes in operating assets and liabilities of $2,589,000. The change in operating assets and liabilities was primarily due to decrease in accounts receivable of $152,000, a decrease in inventory of $1,423,000, a decrease in prepaid expenses and other current assets of $213,000, an increase in other noncurrent assets of $3,000, an increase in accounts payable $411,000, an increase in accrued and other liabilities of $71,000, and an increase of other noncurrent liabilities of $324,000.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $162,000 and $403,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $25,955,000, which was the result of net proceeds of $25,122,000 from the January 2021 Offering net of issuance costs, $704,000 from purchase of common shares in connection with the Purchase Agreement with LPC, proceeds of $179,000 from exercises of common warrants and $21,000 of proceeds from issuance of common shares from employee stock purchase plan, partially offset by transaction costs of $71,000 in connection with the Purchase Agreement with LPC.

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

Contractual Payment Obligations

We have obligations under a bank term loan and non-cancelable operating leases. As of September 30, 2021, our contractual obligations were as follows (in thousands):

		Less than			More than
Contractual Obligations (including interest):	Total	1 Year	1 - 3 Years	3 -5 Years	5 Years
CRG note payable	$5,992	$-	$5,992	$-	$-
Non-cancellable operating lease obligations	700	278	422	-	-
Total	$6,692	$278	$6,414	$-	$-

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

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $4,964,000 as of September 30, 2021.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The monthly payment is approximately $3,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 18, 2021. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2021.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash and cash equivalents consisted of cash and interest-bearing accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since a majority of our investments are in highly liquid interest-bearing accounts, we do not believe we are subject to any material market risk exposure.  As of September 30, 2021, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $22.7 million as of September 30, 2021.

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we contract with vendors or service providers that are located outside the U.S., which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2021 and December 31, 2020, we had minimal liabilities denominated in foreign currencies.

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and 2020.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

Unregistered Sales of Securities

Series B Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B preferred stock, we issued 1,189 shares of Series B preferred stock in lieu of $1,189,000 in cash dividend to holders of Series B preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on September 30, 2021.

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

Dated: November 12, 2021	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)