Form 10-K
period 2021-12-31
VIVEVE MEDICAL, INC.
filed 2022-03-17
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s common stock, par value $0.0001 per share, on The Nasdaq Capital Market on such date, was approximately $31,351,000.

Number of shares outstanding of the Registrant’s common stock, as of March 11, 2022: 10,619,846

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
●

the success, cost and timing of our product development activities and clinical trials of the Viveve System, including the initiation and progress of, and results from, our PURSUIT trial and whether the clinical trial will support the intended uses for treatment of stress urinary incontinence (“SUI”) in the United States, and future clinical trials or these and any of our other product candidates;

●

whether we are successful in having our medical device approved or cleared for sale by the U.S. Food and Drug Administration (“FDA”) for the SUI indication;

whether we can obtain regulatory approval in additional markets outside of the United States;

●	whether demand develops for our medical device;
●	the impact of competitive or alternative products, technologies and pricing;
●	the adequacy of protection afforded to us by the patents that we own and the cost to us of maintaining, enforcing and defending those patents;
●	our ability to obtain, expand and maintain protection in the future, and to protect our non-patented intellectual property;
●	our ability to file and obtain additional patents;
●	our ability to broaden our customer base;
●	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	the impact of the coronavirus on our clinical development and on the manufacturing, sales and patient utilization of our Viveve Systems and treatment tips;
●	the impact of an economic recession, including as a result of the coronavirus, on our business, financial condition or results of operations;
●	our ability to maintain compliance with The Nasdaq Capital Market continued listing standards; our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”) before making investment decisions regarding our common stock.

●

If we fail to maintain regulatory approvals and clearances, or if we are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for the Viveve System or any future products we may develop or acquire, including product enhancements, our business and results of operations could be adversely affected.

●

Our ongoing U.S. pivotal multicentered clinical trial (PURSUIT) for improvement of SUI in women may produce results that do not result in FDA clearance or approval of our FDA marketing application in the U.S. for SUI. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of SUI, we will be unable to promote it in the U.S. for that indication, and the ability to grow our revenue may be adversely affected.

●

Our marketed products may be used by physicians for indications that are not cleared by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

●

Clinical trials necessary to support a 510(k) notification, de novo petition or premarket approval (“ PMA”) application will be expensive and will require the enrollment of large numbers of patients. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials may prevent us from commercializing our current product or any modified or new products and will adversely affect our business, operating results and prospects.

●

If the third parties on which we rely to conduct our clinical trials and to assist us with preclinical development do not perform as contractually required or expected, we may not be able to obtain the regulatory clearance or approval which would permit us to commercialize our products.

●

The results of our clinical trials, including the PURSUIT trial, may not support our proposed product claims or may result in the discovery of adverse side effects. Any of these events could have a material adverse impact on our business.

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

●

We currently have clearance to market the Viveve System in the U.S. for use in general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity, sexual function, or SUI. If we want to sell our device and single-use treatment tips in the U.S. for the treatment of vaginal laxity, sexual function, or SUI, we will need to obtain additional FDA clearance or approval, which may not be granted.

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

●

The ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

PART I

Item 1. Business

Viveve designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, that collectively, we refer to as the Viveve® System. The Viveve System is currently being marketed around the world (outside of the United States) for the non-invasive treatment of vaginal introital laxity, sexual function, vaginal rejuvenation, and SUI depending on the relevant country-specific clearance or approval, that we refer to as the Viveve treatment.

At this time, the Viveve System is indicated for use and being marketed for use in general surgical procedures for electrocoagulation and hemostasis in the United States; the device has not been cleared or approved for use for the treatment of vaginal laxity, to improve sexual function, for vaginal rejuvenation, or for SUI in the United States. Accordingly, the Company is prohibited under current U.S. regulations from promoting it to physicians or consumers for these unapproved uses. We believe the Viveve System and Viveve treatment provide a number of benefits for physicians and patients, including:

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

As of December 31, 2021, we have a global installed base of 884 Viveve Systems and we have sold approximately 61,000 single-use treatment tips worldwide.

On September 23, 2014, Viveve Medical, Inc. (formerly PLC Systems, Inc.), a Delaware corporation (“Viveve Medical”, “Viveve”, “we”, “us” or “our”) completed a reverse acquisition and recapitalization pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) by and among PLC Systems Acquisition Corp., a wholly-owned subsidiary of PLC Systems Inc., with and into Viveve, Inc., a Delaware corporation (the “Merger”). Viveve, Inc. is a Delaware corporation that was incorporated in 2005 by Jonathan Parmer, MD, an OBGYN physician, and is a wholly-owned subsidiary of Viveve Medical, Inc. In conjunction with the Merger, we changed our name from PLC Systems Inc. to Viveve Medical, Inc. to better reflect our new business. Viveve Medical competes in the women’s health industry by marketing the Viveve System and the Viveve treatment as a way to improve the overall well-being and quality of life of women suffering from urinary incontinence and/or vaginal laxity, depending on the relevant country-specific clearance or approval. We are currently located at 345 Inverness Drive South, Building B, Suite 250, Englewood, Colorado 80112 and our telephone number is (720) 696-8100. Our website can be accessed at www.viveve.com. The information contained on or that may be obtained from our website is not a part of this report. Viveve, Inc. operates as a wholly-owned subsidiary of Viveve Medical and was incorporated in 2005.

Our Products

The Viveve System

The Viveve System consists of three main components: a radiofrequency (“RF”) generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g., return pad, coupling fluid), as well as a cryogen canister that can be used for approximately two to five procedures, and a foot pedal. Physicians or medical practitioners attach the single-use treatment tip to the handpiece, which is connected to the console. The generator authenticates the treatment tip and programs the system for the desired Viveve treatment without further intervention. The treatment is performed in a physician’s office and does not require the use of anesthesia. The tissue remodeling effect resulting from the Viveve treatment has been demonstrated by our pre-clinical and clinical research.

●

RF Generator. The generator produces a six-megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the console’s built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved, in conjunction with the generator, through the delivery of a coolant that helps to cool and protect the mucosa during a procedure.

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

Technology Platform - Cryogen-cooled Monopolar Radiofrequency (CMRF)

The Viveve System uses a patented and proprietary method of delivering monopolar RF energy for treating tissue:

●

Monopolar RF Energy. Monopolar RF delivery uses an active electrode applied to the target tissue and a passive return electrode adhered to the patient’s thigh or buttocks. RF current is concentrated where the active electrode touches the body and expands as it is drawn through progressively deeper layers of tissue toward the return electrode. Providing both precise placement and deep energy penetration, the monopolar arrangement draws higher levels of therapeutic energy into deeper tissue layers than competing bipolar arrangements that rely on passive dispersion of current passing between two closely spaced electrodes on the tissue surface.

●

Capacitive Coupling Mechanism of Action for Collagen Heating. Our single-use Viveve treatment tip contains patented technology that uses monopolar RF energy as a controlled tissue heating source through the use of a non-conducting material, known as a dielectric. Capacitive coupling is the use of the dielectric to create an electric field in the area where the treatment tip touches the body. The electric field induces a current within the surrounding tissue, resulting in volumetric heating of the tissue due to the tissue’s natural resistance to electrical current flow. Collagen is an efficient conductor of electricity and therefore acts as a pathway for the electric current. This process results in heating of the fibrous septae, the strands of collagen fibers that permeate tissues and connect the outer mucosal layer to the underlying muscle. Delivery of heat to the fibrous septae located in deeper layers of the tissue shrinks and shortens them, resulting in tightening of the mucosal tissue. Over one to three months, as part of the body’s natural response to the activation of fibroblasts that results from the application of low energy hyperthermic RF energy, aging collagen is reorganized into stronger, tighter bundles and can be supplemented with new collagen. This renewal of the tissue support matrix leads to improved tissue integrity and function.

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

Market Overview

Overview of Stress Urinary Incontinence

Urinary incontinence (“UI”) is the uncontrolled leakage of urine due to the loss of bladder control. Many people live in silence, either because they are embarrassed or because they mistakenly believe that UI is a normal consequence of aging or having children. Only half of these individuals who consider their UI symptoms to be problematic or bothersome will seek consultation or speak to their doctor. The reported prevalence for UI in adult women is as high as 40 million women in the U.S. Based on several published studies, we estimate that approximately 27 million women, age 25 to 55 years old, in the U.S. alone suffer from some form of urinary incontinence. There are multiple types of incontinence, including: Stress Urinary Incontinence (“SUI”), Urge Urinary Incontinence (“UUI”), and Mixed Incontinence, which is a combination of SUI and UUI.

SUI is defined as the uncontrolled leakage of urine due to sudden or increased intraabdominal pressure caused by activities such as exercising, sneezing, laughing, or coughing. There are two main causes of SUI: urethral hypermobility and intrinsic sphincter deficiency (“ISD”). Urethral hypermobility is the predominant cause of SUI and is due to weakness in the pelvic floor musculature and soft tissues that cannot stabilize the urethra causing the sphincter muscles to open briefly and leak urine. Based on published studies, we estimate that pure SUI is common in approximately 5 million women in the U.S. alone and that UUI or “Urge Urinary Incontinence,” is common in approximately 4 million women in the U.S. and is defined as the sudden urge to urinate with a frequency greater than eight times per 24 hours. We believe approximately 18 million women have a combination of SUI and UUI referred to as mixed incontinence.

Current Treatments for Stress Urinary Incontinence and Their Limitations

The first-line treatment options for SUI and UUI begin with lifestyle changes, continence pessaries, and behavioral and physical therapies. However, based on our survey results, conservative treatment options result in low efficacy rates ranging from 40 to 50% in the United States. UUI patients currently have a wide range of pharmacological options to manage the condition, as well as sacral nerve stimulation devices. SUI, however, lacks sufficient pharmacologic and non-invasive treatments prior to patients seeking highly invasive procedures such as urethral bulking agents, pelvic floor sling surgery or colposuspension. Based on a 2016 to 2020 data set of the annual patient insurance claims for UI, 2 million patients had documented conservative therapies and 90,000 patients progress to invasive procedures. We believe a large unmet need remains for SUI patients seeking an effective, non-invasive treatment option. According to the published studies, approximately 80% of women with UI are “bothered” and receive no treatment option, equating to approximately 7 million women with predominant SUI who could be candidates for the Viveve treatment.

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

Results from these surveys suggested that vaginal laxity is a significant unmet medical need, and that patients and physicians would benefit significantly from a safe and effective non-invasive treatment that would also increase physical sensation and sexual satisfaction following vaginal childbirth. Of the 421 patient respondents, up to 48% felt that vaginal laxity was a concern post-childbirth. Furthermore, it is evident that patients and their OB/GYNs are not discussing vaginal laxity on a regular basis; in fact, we believe such conversations occur quite infrequently due to many factors, including patient embarrassment and fear of being ridiculed, lack of time and lack of solutions for physicians. Of the nearly 525 OB/GYNs surveyed, 84% indicated that vaginal laxity is the number one post-delivery physical change for women, being more prevalent than weight gain, UI and stretch marks, and believe that it is under-reported by their patients. Additionally, in a separate international survey of urogynecologists, 84% of the 563 respondents described vaginal laxity as underreported by their patients and the majority considered it a bothersome condition that impacts sexual function and relationships.

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

●

Kegel Exercises: Kegels are an exercise that was developed by Dr. Arnold Kegel designed to strengthen the muscles of the pelvic floor - the pubococcygeal (“PC”) muscles - to increase vaginal muscle tone, improve sexual response, and limit involuntary urine release due to SUI. These exercises are often prescribed following childbirth or during and after menopause. However, we are not aware of any validated evidence indicating that Kegels improve vaginal laxity or sexual function due to introital laxity.

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

Benefits of the Viveve Treatment

The Viveve treatment provides a number of benefits for physicians and patients:

●

Minimally-Invasive, Non-Ablative Treatment with a Demonstrated History of Safety. The Viveve System has been tested in pre-clinical tissue studies and has been used to treat over 500 clinical study patients. To date, we estimate that physicians have treated over 30,000 patients. The procedure is non-invasive and offers a treatment option with little or no downtime from the patient’s normal routine. It is also not a surgical procedure and does not damage either the mucosal, sub-mucosal tissue, or any extra vaginal tissues or require any form of anesthesia.

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

Business Strategy

Our goal is to become the leading provider of non-invasive solutions to treat certain women’s intimate health conditions by:

●

Broadening the Conditions We Treat Through Robust Clinical Trials and Regulatory Label Expansion. In addition to clearances/approvals in many international countries for improvement of vaginal laxity and/or sexual function, we are conducting a pivotal U.S. clinical trial in SUI. If successful, we intend to submit for regulatory clearance/approval in the U.S. and abroad for the improvement of SUI. (See discussion under the heading “Clinical Studies”)

●

Increasing the Number of Installed Base of Viveve Systems. In our existing markets, we plan to (i) expand the number of Viveve Systems by leveraging our recurring revenue rental model, current and future clinical study results and through innovative marketing programs directed at both physicians and patients, where permissible by law, and (ii) expand our efforts and obtain regulatory approvals in additional markets, although there are no assurances that we will ever receive such approvals.

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

Sales and Marketing

United States

In October 2016, we received clearance from the FDA to sell the Viveve System for use in general surgical procedures for electrocoagulation and hemostasis. From January 2017 through May 2019, the Company relied on a traditional capital sales model, including selling the Viveve Systems and disposable treatment tips. In June of 2019, in addition to a capital sales model, the Company began a new recurring revenue rental model, where we lease the Viveve System to customers in the United States market instead of selling it to them. The Company believes that the change in business model lowers the barrier to entry for physicians to adopt the procedures, shortens the sales cycle and improves the cost effectiveness of each sale. At the end of 2021, we had 4 direct sales representatives responsible for placing Viveve Systems in the market and 4 marketing support specialists to support customers’ marketing efforts, ensure recuring revenue account retention, and increase system utilization. In 2022, we plan to continue to expand our direct sales efforts under the recurring revenue rental model as well as offering customers the ability to purchase the Viveve System under the capital sales model to achieve broader reach throughout the United States.

International

We currently market and sell the Viveve System, including the single-use treatment tips, in several countries internationally. At the present time, trained direct sales employees and distribution partners represent Viveve and its products mainly in the Asia Pacific region, Canada and several countries in Europe.

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

Further, we intend to actively engage in promotional opportunities through participation in industry trade shows and clinical workshops, as permitted by law, as well as through trade journals, brochures, and our website. We intend to also actively engage in direct-to-consumer marketing of the Viveve treatments where permitted by law, including extensive use of social media, in many cases on a cooperative basis with our distribution partners.

Clinical Studies

We have completed several pre-clinical and human clinical studies in vaginal tissue to assess the safety and efficacy of the Viveve treatment in vaginal laxity/female sexual function (“FSD”) and SUI. These include an FSD trial under an FDA-approved investigational device exemption (“IDE”) in the U.S. (VIVEVE II) and, an international trial in Canada for SUI (LIBERATE-International). Currently, we are conducting an IDE clinical study in the U.S. for SUI (PURSUIT). While we believe that our pre-clinical and human clinical studies have, and will, show that the Viveve System and the Viveve treatment have a strong safety profile and are effective, there is risk that the FDA will not agree with this assessment. Notwithstanding the safety in trials to date of the Viveve System, patients may experience undesirable side effects such as temporary swelling or reddening of the treated tissue.

Clinical trials are time-consuming, expensive, and may produce results that do not result in FDA clearance or approval of our FDA marketing application in the U.S. for SUI. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of SUI, we will be unable to promote it in the U.S. for that indication, and the ability to grow our revenue may be adversely affected. Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with the Viveve System to surgery or treatment with other therapies. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase the Viveve System. If we decide to pursue additional studies in the future, such studies could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, the Viveve procedure may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

Pre-clinical Studies

In 2010, in collaboration with West Virginia University, we conducted an animal study in female sheep, or ewes, to assess the safety, and further understand the mechanism of action, of the Viveve treatment. The vaginal introitus of five parous ewes were treated once with the Viveve System using a variety of energy levels (75−90 Joules/cm2). Each ewe then underwent serial vaginal biopsies immediately after treatment, at approximately one week, and at one, three and six months (4-5 samples per occurrence). Control biopsies were also obtained from three untreated parous ewes. We examined the vaginal mucosa and underlying connective tissue for thermal changes and subsequent tissue responses over a six-month period through light microscopic examination of hematoxylin and eosin (“H&E”) stained slides that were reviewed by pathologists who were blinded as to the treated and untreated ewes.

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

In November 2019, we conducted a Good Laboratory Practice (“GLP”) study in six ewes to evaluate the in vivo temperature-time profile and histopathology of vaginal and surrounding tissues in the ovine model after Viveve treatment. Five ewes were utilized for the in vivo energy application procedures while the remaining ewe was utilized as a control. During anesthesia, eight fluoroptic temperature probes were placed at different locations near the vaginal wall, rectum and bladder. After probe placement, five of the ewes received the Viveve SUI protocol (220 pulses of 90 J/cm2 of RF energy) and temperatures recorded. The control ewe did not receive energy application, but temperatures were recorded. In February 2020, study results showed temperature increases only at tissue locations where expected. Histopathology results showed normal histopathology of vaginal and surrounding tissues, and no adverse or other associated treatment-related responses, as evaluated histologically via H&E stain (in formalin fixed, paraffin embedded samples) and LDH/NBT vital stain (in frozen, OCT embedded samples). There were no macroscopic findings in either fresh or formalin-fixed tissues submitted for pathologic evaluation.

In response to the inconclusive results reported in July 2019 from the Company’s LIBERATE-International SUI trial conducted in Canada (aimed at supporting SUI indications in Canada, the European Union and several other international countries), Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The GLP study was initiated in June 2020 following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only treatment tip (“Old” sham treatment used in previous LIBERATE-International SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of α-smooth muscle actin (“α-SMA”) staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

The positive preclinical findings demonstrated, as reported in August 2020, that both temperature and immunohistochemistry results support the validity of the new inert sham treatment tip to provide a true inert or placebo treatment. Only minor tissue temperature change (less than 2 degrees centigrade) was generated by the new inert sham treatment tip and no fibroblast activation was shown through elevated a-SMA staining. In contrast, both the Active and cryogen-cooling sham treatment tips demonstrated meaningful tissue temperature changes during treatment and increased fibroblast activation 30 days post-treatment. We believe that the positive in-vivo preclinical study validates our new inert sham treatment tip for use in the U.S. pivotal PURSUIT trial that is currently underway.

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

Across all endpoints, the efficacy of both the Active and Sham treatments were highly clinically relevant and statistically significant compared to baseline. For the primary endpoint, median percentage decrease from baseline (CFB) to six months post-treatment in 1-hr pad weight for the Active group was 77.2% and 81.0% for the Sham group. However, the differences were no significant between the Active and Sham groups. The sham response consistently exceeded the 30 – 55% placebo response rates reported in the literature for SUI studies, suggesting that cryogen alone may have a therapeutic effect.

From a safety perspective, both Active and Sham treatments were safe and well tolerated. Only one adverse device event was noted, none of the 3 serious adverse events were identified as related to treatment and the percentage of patients with adverse events were comparable with the Viveve I study.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an Investigational Testing Application (“ITA”) from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s CMRF treatment and a cryogen-only sham to an inert sham treatment for the improvement of SUI in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and were assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to 5 months from the initial 3-month design.

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

PURSUIT – U.S. SUI Trial

The Company received FDA approval of its IDE application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and completion of subject enrollment was reported on December 14, 2021. Topline results are anticipated at the end of 2022.

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

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure. The study also includes several secondary endpoints, including: proportion of patients who experience greater than 50% reduction in urine leakage on the standardized 1-hour Pad Weight Test at three and six months post-treatment, percentage change from baseline in the 1-hour Pad Weight Test at three, six and 12 months, percent of subjects with no incontinence episodes at three, six and 12 months post treatment as assessed with the three-day bladder voiding diary, and change from baseline in the MESA Questionnaire (Medical, Epidemiologic and Social Aspects of Aging), Incontinence Quality of Life (I-QOL), Patient Global Impression of Improvement (PGI-1) Questionnaire, and International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF) at three, six, and nine months post-treatment. Subject safety will be monitored throughout the study.

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

VIVEVE II U.S. Sexual Function Trial

In 2020, we completed the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study, which was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the Company’s CMRF technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in the total FSFI at 12 months. Although there was substantial improvement in the total FSFI score from baseline to the final 12-month follow-up in the active and sham groups indicating a significant treatment effect, there was not sufficient separation from the sham treatment group to achieve statistical significance.

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

The Company completed its final study report in December 2020, and due to the trial’s outcome, we do not currently intend to pursue a FSD or vaginal laxity label in the U.S. at this time.

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

We have formed strategic relationships with outside contractors for assistance on research and development projects, and we work closely with experts in the medical community to supplement our research and development resources. Research and development expenses for the years ended December 31, 2021 and 2020 were $9,665,000 and $5,125,000, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Manufacturing

Our manufacturing strategy involves the combined utilization of contract manufacturers, approved suppliers and internal manufacturing resources and expertise. We outsource the manufacture of components, subassemblies and finished products that are produced to our specifications and shipped to our Englewood, Colorado facility for inspection, testing and distribution. Our internal manufacturing activities include the testing of Viveve treatment tips and handpieces, as well as the final integration and system testing of the Viveve System. Our finished products are stored at and distributed from our Englewood, Colorado facility or from our contract manufacturer’s location in Watertown, South Dakota.

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

Our first generation Viveve System which consists of a generator, handpiece and disposable treatment tip was designed and manufactured by Stellartech Research Corporation (“Stellartech”). Stellartech was the sole source supplier for this version of the Viveve System. We no longer manufacture generators, handpieces or disposable treatment tips at Stellartech. We continue to have technology licenses with Stellartech that are discussed in the Patents and Proprietary Technology section of this document.

Our second generation Viveve System consists of a generator and handpiece designed and manufactured by Spartronics Corporation (“Spartronics” formerly known as Sparton Medical Systems Colorado LLC), and a disposable treatment tip designed and manufactured by Cirtec Corporation (“Cirtec”). Both Spartronics and Cirtec are sole source suppliers for their respective components. We have a Professional Services Agreement with Spartronics that governs the design and development relationship and a Manufacturing and Supply Agreement that defines our manufacturing, shipping and servicing relationship. We manage our relationship with Cirtec with long range (12 month) forecasts and purchase orders. Since December 2020, Cirtec has been cleared to serve as a supplier for the first-generation treatment tips.

As of November 2021, Viveve has implemented basic service and repair capabilities in our Englewood, Colorado facility. This additional capability will reduce the cost and time to perform maintenance and repairs on second generation Viveve Systems.

In addition to our primary system suppliers, we also have critical suppliers at the component level. We obtain proprietary flexible electronic circuits for our treatment tips and the coolant valve for the handpiece from single suppliers (AllFlex and Lee Valve Co.), for which we attempt to mitigate risks through inventory management and either long term supply agreements or 12 to 18-month purchase orders. Other products and components come from single suppliers, but alternate suppliers have been identified and qualified for critical path components, and have been indentified and we believe can readily be qualified for other components. Our suppliers periodically complete reviews of electronic components for any that are near end of life. If any are found to be near end of life, we initiate a last time buy to purchase enough of the components to complete the anticipated builds that require the component. To date, shipments of finished products to our customers have not been significantly delayed due to material delays in obtaining any of our components, subassemblies or finished products.

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

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a routine waste management program. Except for costs that may be incurred in the future in connection with environmental regulations requiring the phase out of R134a, a hydrofluorocarbon (“HFC”) upon which our cooling module relies, we do not anticipate any material costs due to compliance with environmental laws or regulations. In 2007, the European Union enacted directives aimed at the automotive industry for the removal of HFC's from air conditioning. As a result of these directives, we anticipate that similar directives may be imposed on the medical device industry over the next decade. In anticipation of future restrictions, we have qualified a more environmentally friendly HFC (1234ZE) for use in our generators. We do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs. If and when we are required to do so, and if we do not do so in a timely or cost-effective manner, the Viveve System may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

We generally offer a one-year warranty providing for the repair, rework or replacement (at the Company’s option) of products that fail to perform within stated specifications. To the extent that any of our components have performance related or technical issues in the field, we typically replace those components as necessary. We also sell a small number of extended service agreements on certain products for the period subsequent to the normal one-year warranty provided with the original product sale. Warranties are assessed for proper revenue recognition.  Most warranties are classified as assurance type warranties thereby allowing immediate recognition of revenue with accrual for estimated future warranty expenses. Revenue from sale of such extended service agreements was immaterial for the years ended December 31, 2021 and 2020.

Patents and Proprietary Technology

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and the Viveve System. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 8 issued U.S. patents directed to our technology and the Viveve System. Additionally, as of March 11, 2022, we have 7 pending U.S. patent applications, 74 issued foreign patents, including patents that may have lapsed, and 6 pending foreign patent applications, some of which foreign applications may preserve an opportunity to pursue patent rights in multiple countries.

U.S. Patents		Foreign Patents
Issued	Pending	Issued	Pending
8	7	74	6

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

Agreement with Stellartech Research Corporation

On June 12, 2006, Viveve, Inc. entered into the Stellartech Agreement, as amended and restated on October 4, 2007, with Stellartech for an initial term of three years in connection with the performance of development and manufacturing services by Stellartech and the license of certain technology and intellectual property rights to each party. Under the Stellartech Agreement, we agreed to purchase 300 units of generators manufactured by Stellartech. As of December 31, 2021, the Company has purchased 855 units. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Stellartech Agreement, we paid Stellartech $205,000 and $1,051,000 for goods and services during the years ended December 31, 2021 and 2020, respectively. In addition, Stellartech granted to us a non-exclusive, nontransferable, worldwide, royalty-free license in the Field (defined above in the discussions titled “Edward Knowlton Licensed Patents”) to use Stellartech’s technology incorporated into deliverables or products developed, manufactured or sold by Stellartech to us pursuant to the Stellartech Agreement (the “Stellartech Products”) to use, sell, offer for sale, import and distribute the Stellartech Products within the Field, including the use of software object code incorporated into the Stellartech Products. The Stellartech technology consists of know-how applicable to the manufacturing and repair of the Viveve System, including any other intellectual property which Stellartech developed or acquired separate and apart from the Stellartech Agreement and all related derivative works. In addition, once we purchase a minimum commitment of 300 units of the RF generator component (the “Minimum Commitment”) and the Stellartech Agreement expires, Stellartech is to grant us a nonexclusive, nontransferable, worldwide, royalty-free, fully-paid license to use the Stellartech technology incorporated into the Stellartech Products to make and have made Stellartech Products in the Field.

Stellartech also granted (i) an exclusive (even as to Stellartech), nontransferable, worldwide, royalty-free license within the Field under those certain intellectual property rights licensed to Stellartech pursuant to a development and supply agreement between Stellartech and Thermage, dated October 1, 1997 (the “Thermage Technology”), to use any elements of the Thermage Technology incorporated into the Stellartech Products, solely for the use, sale, offer for sale, importation and distribution within the Field; (ii) upon our satisfaction of the Minimum Commitment and the expiration of the Stellartech Agreement, an exclusive, nontransferable, worldwide, royalty-free, fully-paid license within the Field under Stellartech’s license rights in the Thermage Technology to use any elements of the Thermage Technology which are incorporated into the Stellartech Products to make and have made Stellartech Products in the Field; and (iii) the exclusive right within the Field to prosecute infringers of the portion of Stellartech’s Thermage Technology rights exclusively licensed to us. Our license rights in Thermage Technology also include the use of software object code for Thermage Technology used in the Stellartech Products. As of the date of this report, the Stellartech Agreement has expired by its terms, however, the parties still continue to operate under the terms of the agreement. In addition, we have met the Minimum Commitment requirement, and therefore we are permitted to use the Stellartech technology with any other manufacturer. However, we no longer manufacture generators, handpieces or disposable treatment tips at Stellartech.

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

In addition to the regulatory clearances/approvals already received in connection with the sale of the Viveve System in the foreign jurisdictions described below and the clearance of the Viveve System for coagulation and hemostasis already received in the United States, we will continue to seek regulatory clearances/approvals for the sale of our product in many other countries around the world upon the completion of the PURSUIT trial.

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

United States

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, any medical device we wish to commercially distribute in the U.S. will require premarket clearance or approval from the FDA. The FDA classifies medical devices into one of three classes. The classification system is risk based, with devices deemed to pose the lowest risk being Class I, and devices posing the most risk being Class III. Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in Class III, requiring either FDA premarket approval via a Premarket Approval (“PMA”) application or a De Novo petition requesting that the FDA reclassify the device into a lower class (i.e., Class II or Class I). The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our device is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs (known as a predicate device). The FDA strives to make a determination that the device is substantially equivalent (SE) (i.e., clear the device) or not substantially equivalent (“NSE”) within 90 days of submission of the notification. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the FDA will issue an NSE letter and place the device into Class III. If the device is placed into Class III automatically based only on the lack of a predicate device and the device is lower risk, a De Novo submission may be submitted petitioning the FDA to reclassify the device into Class II or Class I, as appropriate.

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

In December 2008, a predecessor company to Viveve received 510(k) clearance for a previous version of the Viveve System. Since then, we have made design modifications to the original 510(k)-cleared device. In March 2015, we submitted a Special 510(k) to the FDA seeking clearance for the updated Viveve System to take into account the design modifications to the original 510(k)-cleared device, which included improved user interface capabilities and enhanced manufacturability. In October 2016, we received clearance from the FDA to sell the updated device for use in general surgical procedures for electrocoagulation and hemostasis. In 2017 we received clearance to add an 8 cm treatment tip to the product family. The second generation Viveve 2.0 System was cleared by FDA under 510(k) on June 12, 2019 with no change to the intended use or indication from the original first generation Viveve System.

De Novo Process

If FDA has not issued a regulation classifying a particular type of device as Class I, and if there is no known predicate for a device (i.e., a legally marketed device that is not subject to premarket approval with comparable indications for use and technological characteristics), the device is automatically Class III, regardless of the risk the device poses. If a device is automatically/statutorily classified into Class III in this manner, a company can petition FDA to reclassify the category of devices into Class II or Class I via a process known as “Evaluation of Automatic Class III Designation,” which is typically referred to as the “de novo process.” The direct de novo process allows a company to request that a new product classification be established without the company first submitting a 510(k) notification for the device. The reclassification petition should include a risk-benefit analysis demonstrating that, when subject to general controls or general and special controls, the probable benefits to health from use of the device outweigh any probable injury or illness from such use. The submitter also must describe why general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness and for proposed Class II devices, provide proposed special controls. If a product is classified as Class II through the de novo review process, then that device may serve as a predicate device for subsequent 510(k) premarket notifications, including by competitors.

We intend to seek FDA authorization to market the Viveve System for the treatment of vaginal tissue to improve SUI by utilizing the direct de novo process. However, we cannot predict when or if FDA approval of such a de novo classification request will be obtained. In addition, if FDA fails to grant our de novo classification request, we will be required to seek FDA premarket approval (via the more stringent PMA process). Delays in receipt of FDA clearance or approval (or failure to receive FDA clearance or approval) for expanded indication could reduce our sales, profitability and future growth prospects.

Clinical Trials

Clinical trials are almost always required to support an FDA de novo classification and are sometimes required for 510(k) clearance. With respect to the Viveve System, the FDA has asked us to conduct a clinical study under an IDE, to support a future product submission (e.g., a 510(k) or a de novo petition) for the sexual function indication. In the U.S., clinical trials on medical devices generally require submission of an application for an IDE to the FDA if the device is a “significant risk” device. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients. Clinical trials for significant risk devices may not begin until the IDE application is approved by both the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including, but not limited to, those relating to good clinical practices. We are also required to obtain the patients’ informed consent, in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA, or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe and other regions, clinical study protocols must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

The Company received FDA approval of its IDE application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and completion of subject enrollment was reported on December 14, 2021. Topline results are anticipated at the end of 2022. PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 female subjects with moderate SUI at up to 30 study sites in the U.S. Randomized in a 2:1 ratio for active and sham treatments, subjects in the active treatment arm (260 subjects) will receive CMRF treatment, while subjects in the control arm (130 subjects) will receive the Company’s new inert sham treatment.

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure.

In 2020, we completed the VIVEVE II (VIveve treatment of the Vaginal Introitus to EValuate Effectiveness) clinical study, which was a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company’s CMRF technology for the improvement of sexual function in women following vaginal childbirth. Topline results indicated that the study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in the total FSFI at 12 months.

The Company completed its final study report in December 2020, and due to the trial’s outcome, we do not currently intend to pursue a female sexual dysfunction or vaginal laxity label in the U.S. at this time.

Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	product listing and establishment registration, which helps facilitate regulatory inspections and other regulatory action;

●	submission of Unique Device Identifiers (“UDIs”) or the equivalent to regulatory authorities;

●

Good Manufacturing Practice (“GMP”) and Quality System Regulations (“QSRs”), which require those who design, manufacture, package, label, store, install, and service devices to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of these processes;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses to both physician and consumers;

●	regulations governing our interactions with healthcare practitioners;

●	U.S. export control and sanctions regulations associated with the export and reexport of the products;

●

complaint handling and adverse event reporting requirements, such as the Medical Device Reporting (“MDR”), regulations in the U.S., which require that a manufacturer report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	regulations pertaining to recalls and notices of corrections or removals; and

●	any other post-market requirements that the FDA or foreign regulatory bodies might impose as part of the device approval or clearance process.

The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA and foreign governments or designated representatives to determine compliance with the quality system requirements and other regulations. In the past, our Sunnyvale, California facility (now closed) was inspected, and observations were noted, including an April 2012 California Department of Public Health (“CDPH”) inspection that cited deficiencies related to signature authority of inspection documentation, incomplete corrective action responses, and labeling indicating that our product contained no latex without proper objective evidence. The FDA and CDRH have accepted our responses to these observations, and we believe that we and our third-party manufacturer are in substantial compliance with the QSR.

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

Competition

The medical device industry is characterized by intense competition and rapid innovation. While we believe that our solutions are unique and offer a more effective treatment options from that which is on the market currently, we also believe that the market for the treatment of SUI remains a tremendous, under-developed opportunity. Therefore, competition is expected to increase, particularly as the market becomes further developed with additional treatment options. Aside from Kegel exercises and invasive surgical procedures, such as LVR, fillers, bulking agents, slings, and mesh there are many companies that may be developing or that have developed energy-based technologies for vaginal use as well as others developing modalities for the treatment of SUI. Further, the overall size and attractiveness of the market may compel larger companies focused in the Urology, OB/GYN, aesthetic or women’s health markets, and with much greater capital and other resources, to pursue development of or acquire technologies that may address these indications. Potential energy-based competitors include, but are not limited to, Inmode, Venus Concepts, BTL, Cynosure, Fotona, Syneron, Thermi Aesthetics, Cutera, and others, some of whom have more established products and customer relationships than we have.

Human Capital Resources

As of March 11, 2022, we had 47 full-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

The Viveve System is, and any future products we may acquire or develop will be, subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) (unless the device is exempt from the 510(k) requirements), has been classified pursuant to a de novo classification request, or is the subject of an approved premarket approval application (“PMA”). The FDA will permit marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a previously cleared and legally marketed device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of PMA, referred to as a predicate device. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA, unless a de novo submission is appropriate. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA a reasonable assurance of the safety and efficacy of the device for its intended use.

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

If the Office of Inspector General within the Department of Health and Human Services, the U.S. Department of Justice (“DOJ”), or another federal or state agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

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

The FDA has asked us to conduct a clinical study, pursuant to the agency’s IDE regulations, to support a future product submission for the Viveve System. Initiating and completing clinical trials necessary to support a 510(k) notification, de novo petition, or PMA application for the Viveve System, as well as other possible future product candidates, is time consuming and expensive and the outcome is uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

The results of our clinical trials such as our PURSUIT trial may not support our proposed product claims or may result in the discovery of adverse side effects. As our business prospects depend substantially on the success of our PURSUIT trial, any of these events with respect to our PURSUIT trial could have a material adverse impact on our business and affect our ability to continue as a going concern.

Even if our clinical trials, including the PURSUIT trial, are completed as planned, it cannot be certain that the results of the clinical trials will support our proposed claims for the Viveve System, that the FDA or foreign authorities will agree with our conclusions regarding them or that even if our product receives regulatory approval or clearance, that it will not later result in adverse side effects that limit or prevent its use. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and preclinical studies. The clinical trial process may fail to demonstrate that our product is safe and effective for the proposed indicated uses. Any delay of our clinical trials or failure by the FDA or other foreign authorities to accept our product claims will delay, or even prevent, our ability to commercialize our product and generate revenue.

For example, in April 2020, we reported the topline results of our VIVEVE II clinical trial consisting of a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company's proprietary, CMRF technology for the improvement of sexual function in women following vaginal childbirth. The data showed that the VIVEVE II study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total FSFI score at 12 months.

We continue to advance our clinical development program in SUI in the United States under our PURSUIT clinical trial. The top-line results of this clinical trial are anticipated at the end of 2022. If the data is not positive, our clinical trial may not support our proposed product claims for FDA clearance or approval of the Viveve System for the treatment of SUI. In such a case, we will be unable to promote the Viveve System in the United States for the SUI indication, our business prospects will be substantially affected and we may need to reevaluate our ability to continue as a going concern and/or seek strategic alternatives.

Even if our product is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product, the product could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies, such as the Food and Drug Branch of the California Department of Public Health (“CDPH”). In particular, we and our suppliers are required to comply with the FDA’s QSR, and International Standards Organization (“ISO”) standards for the manufacture of our product and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. In the past, our Sunnyvale, California facility has been inspected by the FDA and CDPH, and observations were noted. The FDA and CDPH have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSR. Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and unanticipated expenditures to address or defend such actions:

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

A significant portion of our revenue is and will be from jurisdictions outside of the U.S. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets which we acquire. In recent years, the medical device and pharmaceutical industries have been a focus of the U.S. government’s FCPA enforcement priorities, and settlements often include very significant payments potentially consisting of millions of dollars. Other countries have similar laws to which we may be subject, including the United Kingdom Bribery Act.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.  HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

In 2012, we began marketing the Viveve System (RF generator, handpiece and single-use treatment tips) and other ancillary consumables, in Canada, Hong Kong and Japan. Since then, we have expanded our market to a total of 50 countries, including the United States. Our continued success depends on our ability to significantly penetrate current or new markets. If demand for the Viveve System and Viveve treatment does not expand in new markets or does not increase in existing markets as we anticipate, or if demand declines, our business, financial condition and results of operations will be harmed.

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

Some of our competitors have more established products and customer relationships than we have, which could inhibit our market penetration efforts. For example, we may encounter situations where, due to pre-existing relationships, potential customers decide to purchase additional products from our competitors.  Potential customers may need to recoup the cost of expensive products that they have already purchased to perform general surgical procedures for electrocoagulation and hemostasis, LVR surgery or vaginoplasty and thus may decide not to purchase, or to delay the purchase of, the Viveve System. If we are unable to achieve continued market penetration, we will be unable to compete effectively, and our business will be harmed.

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

We have limited data regarding the efficacy of the Viveve procedure. If future data supporting additional indications is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

Current reported studies of Viveve’s CMRF technology have investigated improvement in vaginal laxity, sexual function and SUI, where all patients enrolled in the trial received the same treatment without comparison to a control group. Clinical studies designed in a randomized, blinded and controlled fashion (e.g., assessing the efficacy of a product or therapy versus a placebo or sham group) represent the gold-standard in clinical trial design. A sham-controlled treatment or procedure refers to a procedure performed as a control and that is similar to the treatment or procedure under investigation without the key therapeutic element being investigated. Future clinical studies, which may be required to drive physician adoption or support regulatory clearance or approval, will likely require randomized, blinded and controlled trial designs. Since 2014, we conducted several randomized, blinded and sham-controlled clinical trials in Europe, Canada and the U.S. designed to demonstrate the efficacy of the Viveve procedure versus a sham-controlled procedure for the treatment of vaginal laxity and sexual function. In 2019, we reported clinical results for a randomized, double-blind, sham-controlled study conducted in Canada evaluating patients suffering from mild-to-moderate SUI. Statistical significance was not achieved on the primary endpoint of mean change from baseline on the one-hour Pad Weight Test at six months post-treatment compared to the control group, nor was statistical significance achieved for the exploratory endpoints. In April 2020, we reported the topline results of our VIVEVE II clinical trial consisting of a multicenter, randomized, double-blinded, sham-controlled study to evaluate the safety and efficacy of the company's proprietary, CMRF technology for the improvement of sexual function in women following vaginal childbirth. The data showed that the VIVEVE II study did not meet its primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline in total FSFI score at 12 months. In July 2020, the Company received FDA approval of its IDE application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women, as well as FDA approval of requested amendments to the IDE protocol in December 2020. PURSUIT is a randomized, double-blinded, sham-controlled trial with an intended enrollment of approximately 390 subjects at up to 30 study sites in the U.S.

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

We currently have clearance to market the Viveve System in the U.S. for use in general surgical procedures for electrocoagulation and hemostasis but not for vaginal laxity, sexual function, or SUI. If we want to sell our device and single-use treatment tips in the U.S. for the treatment of vaginal laxity, sexual function, or SUI, we will need to obtain additional FDA clearance or approval, which may not be granted.

Developing and promoting our CMRF technology in additional countries for additional indications, including the U.S., is a key element of our future growth strategy. We currently do not have FDA clearance or approval to market the Viveve System in the U.S. for the treatment of vaginal laxity, sexual function, or SUI. We intend to seek clearance or approval for SUI from the FDA to expand our marketing efforts and have engaged with the FDA to help improve our likelihood of success. However, because the topline results from our VIVEVE II clinical trial did not meet the primary endpoint of demonstrating a statistically significant improvement in the mean change from baseline compared to sham treatment in total FSFI at 12 months, we no longer intend to pursue a sexual function or vaginal laxity label in the U.S.  We cannot predict whether we will receive clearance or approval for SUI. The FDA has required us to conduct clinical trials to support regulatory clearance or approval, which trials are time-consuming and expensive, and may produce results that do not result in clearance or approval of our FDA marketing application. In the event that we do not obtain FDA clearance or approval of the Viveve System for the treatment of SUI, we will be unable to promote it in the U.S. for that indication, and the ability to grow our revenue may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

As of December 31, 2021, we have incurred losses since inception of approximately $241.9 million. In 2021 and 2020, we incurred losses of $22.0 million and $21.9 million, respectively. Even though our revenue may increase, we expect to incur significant additional losses while we grow and expand our business. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and may require us to seek additional financing for our business. There are no assurances that we will be able to obtain any additional financing or that any such financing will be on terms that are favorable to us.

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

In June 2019, in addition to a capital sales model, we began a new recurring revenue rental model for the U.S. sales of the Viveve System. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by reducing selling time per unit. The recurring revenue rental model has resulted in reduced revenue per unit placed, but it is projected to be offset by higher unit placements and improved revenue performance in the long term. While we believe physician adoption rates may be higher in the future utilizing this new recurring revenue rental model, the unit placements in the long term may not be sufficient to offset the reduced revenue per unit placed.

To successfully market and sell the Viveve System internationally, we must address many issues with which we have limited experience.

Sales outside the U.S. accounted for 42%, 54% and 44% of our revenue during the year ended December 31, 2021, 2020 and 2019, respectively. International sales are subject to a number of risks, including:

●	difficulties in staffing and managing international operations;
●	difficulties in penetrating markets in which our competitors’ products may be more established;
●	reduced or no protection for intellectual property rights in some countries;
●	export restrictions, trade regulations and foreign tax laws;
●	fluctuating foreign currency exchange rates;
●	foreign certification and regulatory clearance or approval requirements;
●	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;
●	customs clearance and shipping delays;
●	compliance with anti-bribery laws such as U.S. Foreign Corrupt Practices Act and its foreign counterparts;
●	political and economic instability and global conflicts such as the war in Ukraine; and
●	preference for locally produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and even if we are able to find a solution, our revenues may still decline.

If we violate the U.S. Foreign Corrupt Practices Act or applicable anti-bribery laws in other countries our business could be harmed.

We earn a significant portion of our total revenues from international sales. As a result, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment and requires companies to maintain appropriate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by agents or local partners or representatives. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies which we acquire. We are also subject to the U.K. Bribery Act and may be subject to certain anti-corruption laws of other countries in which we do business. If we or our intermediaries fail to comply with the requirements of the FCPA or the anti-corruption laws of other countries, governmental authorities in the U.S. or other countries could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

The ongoing pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could seriously harm our research and development, manufacturing and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

● We are currently evaluating the Viveve System and Viveve treatment in a clinical trial. However, the COVID-19 pandemic may have an impact on the timing of conducting these trials, including initiation, opening of clinical trial sites and enrollment of patients and patient follow up. We are aware that some trial sponsors have encountered and may continue to encounter challenges in conducting clinical activities during the ongoing COVID-19 pandemic, including site closures and restrictions on site visits, and we may similarly experience such challenges in our current or future clinical trials.

● We currently rely on third parties to, among other things, manufacture and repair key elements of the Viveve System. If any such third parties in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted.

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

We outsource the manufacture and repair of our Viveve System to contract manufacturing partners including Stellartech and Spartronics. If any of their operations are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Our manufacturing partners have limited manufacturing capacity, are themselves dependent upon third-party suppliers and are dependent on trained technical labor to effectively repair components making up the Viveve System. In addition, they are medical device manufacturers and are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation (“QSR”). If they or any future manufacturing partner fails to comply with the FDA’s QSR, their manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. Viveve and its manufacturing partners operate under manufacturing and supply agreements, however our manufacturing operations could be adversely impacted if we are unable to enforce their performance under these agreements, or enter into new agreements with them, or a potential new manufacturer, if necessary, upon favorable terms or at all.

We outsource the manufacture and repair of our single-use treatment tips to manufacturing partners including Cirtec. If their operations are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites, and we may be required to seek new manufacturing partners in the future. Our manufacturing partners have limited manufacturing capacity, are themselves dependent upon third-party suppliers and are dependent on trained technical labor to effectively manufacture the single-use treatment tips. In addition, they are medical device manufacturers and are required to demonstrate and maintain compliance with the FDA’s QSR. If they or any future manufacturing partner fails to comply with the FDA’s QSR, their manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired. Viveve and its manufacturing partners operate under long term forecasts and purchase orders, however our single-use treatment tip manufacturing operations could be adversely impacted if we are unable to enforce their performance or enter into a new agreement with a potential new manufacturer, if necessary, upon favorable terms or at all.

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

Our business could be harmed by our limited repair experience and related capabilities because we have implemented certain internal repair functions and we may, in the future, decide to perform additional internal repair functions internally that we currently outsource.

Viveve has implemented in-house repair services for common field failure modes for the Viveve system. This is limited to component or board level replacement where the replacement components are supplied by the original manufacturer. This reduces the risk of being able to obtain repair service on a timely basis but adds additional risk related to training and competence of our internal personnel to perform such training.

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

Our cooling module relies upon a HFC called R134a, to protect the outer layer of the tissue from over-heating while the device delivers RF energy to the submucosal tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries. Since 2007, European Union directives aimed at the automotive industry require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs and it is currently anticipated that such directives may impact the medical device industry. In anticipation of future restrictions, we have qualified a more environmentally friendly HFC (1234ZE) for use in our generators. We do not anticipate that we will have to incur costs in the near future to develop an alternative cooling module for our device which is not dependent on HFCs. However, the impending restrictions on HFCs have reduced their current availability, as suppliers have less of an incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a and 1234ZE, which could impair our ability to manufacture our device and adversely affect our results or operations. HFCs may also be classified by some countries as a hazardous substance and, therefore, subject to significant shipping surcharges that may negatively impact profit margins.

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

Even though we require training for users of the Viveve System, there exists a potential for misuse, which could harm our reputation and our business.

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

In the U.S., current federal regulations allow us to sell our device to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, the Viveve System may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of the Viveve System by non-physicians. In all instances, training of sites is performed by highly qualified Viveve Medical and Science Liaisons.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations. As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $194.0 million and $144.3 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” can be subject to limitations on its ability to utilize its NOLs to offset future taxable income. While the Company has not performed a formal study, we believe that the Company experienced a change in control in November 2019, which will result in expiration of $81.0 million and $109.6 million of federal and state NOLs, respectively, before utilization. Our existing NOLs may be subject to limitations arising from past ownership changes, including in connection with this offering. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of future NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any future NOL to prior taxable years, while allowing unused future NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of December 31, 2021, our cash and cash equivalents were $19.2 million. We expect that our cash and cash equivalents will be sufficient to fund our current operations for at least the next nine months through December 2022; however we will continue to require funds to fully implement our plan of operation. Additionally, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our financial statements have been prepared assuming that our Company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception. We have an accumulated deficit of approximately $241.9 million, cash and cash equivalents of $19.2 million and working capital of $17.7 million as of December 31, 2021. Additionally, the Company used $12.9 million in cash for operations in the year ended December 31, 2021. These factors raise substantial doubts about our ability to continue as a going concern and satisfy our estimated liquidity needs 12 months from the issuance of the financial statements.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and Viveve treatment. We have an exclusive license (with a field of use limitation) to one issued U.S. patent and own 8 issued U.S. patents. Additionally, as of March 11, 2022, we have 7 pending U.S. patent applications; 74 issued foreign patents, including patents that may have lapsed; and 6 pending foreign patent applications. Some of the Viveve System’s components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. These rules and regulations may also make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Concentration of ownership of our common stock may have the effect of delaying or preventing a change in control.

As of March 11, 2022, our officers, directors and principal stockholders, i.e., stockholders who beneficially own greater than 10% of our outstanding common stock, collectively beneficially own approximately 5.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
●	the volume of shares of our common stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, fluctuations in interest rates and international currencies, and global conflicts such as the war in Ukraine.

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

Affiliates of CRG LP (collectively “CRG”) have the right to acquire approximately 14% of our outstanding common stock on a fully diluted basis, subject to stockholder approval to authorize a sufficient number of common stock, Nasdaq stockholder approval requirements and beneficial ownership restrictions contained in the Series B Certificate of Designation and warrants held by CRG. Even though Series B Preferred Stock is non-voting stock, and has beneficial ownership restrictions, the Series B Certificate of Designation has protective provisions that will require CRG’s consent to perform certain significant company events. For example, CRG's consent would be necessary to amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire and may adversely affect the market price of our common stock. CRG may have interests different than yours. For example, CRG may want us to pursue strategies that deviate from the interests of other stockholders.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we are required to comply with various continued listing standards, including corporate governance requirements, set forth in the Nasdaq Listing Rules. These standards and requirements include, among other things, (1) an obligation to maintain a Board of Directors, a majority of whom are deemed to be independent and that we maintain an Audit Committee consisting of at least three independent Board Members, (2) an obligation that our listed securities maintain a minimum bid price of $1.00 per share, and (3) an obligation to maintain Nasdaq’s threshold market value of listed securities (or comply with its alternative stockholders’ equity requirement).

In the past, we have been in non-compliance with Nasdaq’s minimum bid price requirement, Audit Committee independence requirement and market value of listed securities requirement, but we cured our deficiencies and regained compliance with Nasdaq’s continued listing standards. Furthermore, as of March 16, 2022, the bid price of our common stock has closed below $1.00 per share for 22 consecutive trading days. In the event that the bid price of our common stock remains below such threshold for 30 consecutive trading days, we may receive a notice of non-compliance with Nasdaq’s minimum bid price requirement and grace period to regain compliance. In such an event, we may need to effect a reverse stock split to regain compliance. Nasdaq may also decline to continue our listing on account of multiple reverse stock splits for compliance with its minimum bid price requirement. There can be no assurance that we will continue to be in compliance with Nasdaq’s continued listing standards in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 1, 2017, we entered into a Sublease for approximately 12,400 square feet of building space for the Company’s corporate headquarters in Englewood, Colorado, which was effective as of January 26, 2017. The lease term was 36 months. The lease term commenced on June 1, 2017 and was to terminate in May 2020. In November 2019, we exercised the option to extend the lease for one year through May 2021. In March 2021, we amended our lease extending the lease term 34 months. The term of the lease agreement, as amended, will terminate on March 31, 2024. We believe that this facility is adequate for our current business operations.

The office operating lease expense for the years ended December 31, 2021 and 2020 was $256,000 and $268,000, respectively.  Future minimum payments under the office operating lease are approximately as follows:

Year Ending December 31,
2022	–	$257,000
2023	–	$264,000
2024	–	$67,000

Item 3. Legal Proceedings

The Company currently has no pending or open legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 11, 2022, our common stock is trading on The Nasdaq Capital Market under the symbol “VIVE”.

Holders of Common Stock

As of March 11, 2022, there were approximately 92 holders of record of our common stock.

Dividends

Our Series B Preferred Stock carries a cumulative dividend at a rate of 12.5% of $1,000 per annum, compounded annually. This cumulative dividend is payable in arrears on quarterly basis, commencing with December 31, 2021, and at our option is payable in additional shares of Series B Preferred Stock. Additionally, the terms of our Series A Preferred Stock and Series B Preferred Stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have paid $16,694 in cash and issued a total of 9,204 shares of Series B Preferred Stock as preferred dividend to the holders of Series B Preferred Stock through December 31, 2021.

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

Issuances of Unregistered Securities

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 1,118 shares of Series B Preferred Stock in lieu of $1,118,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on March 31, 2021.

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 1,153 shares of Series B Preferred Stock in lieu of $1,153,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on June 30, 2021.

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 1,189 shares of Series B Preferred Stock in lieu of $1,189,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on September 30, 2021.

Pursuant to the Certificate of Designation of Series B Preferred Stock, we issued 1,225 shares of Series B Preferred Stock in lieu of $1,225,000 in cash dividend to holders of Series B Preferred Stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on December 31, 2021.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through an RF generator, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 50 countries throughout the world under the following indications for use:

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of December 31, 2021, we have a global installed base of 884 Viveve Systems and we have sold approximately 61,000 single-use treatment tips worldwide.

Because the revenue we have earned to date have not been sufficient to support our operations, we have relied on sales of our securities, bank term loans and loans from related parties to fund our operations.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining FDA and other governmental clearance or approval for the sale of our product for all desired indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. Our operations to date have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenue to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

On December 1, 2020, the Company effected a 1-for-10 reverse stock split of all outstanding common stock of the Company. All share numbers, exercise prices for options and warrants, conversion price of preferred stock and other capitalization information in this Annual Report on Form 10-K is represented on a post-split basis, unless as otherwise indicated.

Recent Events

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of December 31, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

Reduction of Common Warrant Exercise Price

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

In February and March 2021, a total of 40,000 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $136,000 and a total of 12,760 shares of common stock were issued in connection with the exercise of January 2021 warrants for gross proceeds of approximately $43,000.

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC (as defined below) purchased 250,000 shares at $2.817 per share of the Company’s common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced from $3.40 to $2.817 pursuant to the terms of the warrants. There was no change to the quantity of warrant shares.

As of December 31, 2021, there were Series B warrants to purchase a total of 285,632 shares of common stock, Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of December 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement.

On May 4, 2021, LPC purchased 250,000 shares of common stock at price per share of $2.817 under the Purchase Agreement for gross proceeds of approximately $704,000.

As of December 31, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve was made through Western Alliance Bank. The interest rate on the PPP Loan was 1.00% and the term was two years.

On May 25, 2021, the entire amount of the PPP Loan in the aggregate amount of $1,358,000, including the total principal amount and the accrued interest through the forgiveness payment date of May 21, 2021, was forgiven.

PURSUIT – U.S. Pivotal SUI Trial

The Company received FDA approval of its IDE application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of SUI in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and completion of subject enrollment was reported on December 14, 2021. Topline results are anticipated at the end of 2022.

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

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus the new sham procedure. The study also includes several secondary endpoints, including: proportion of patients who experience greater than 50% reduction in urine leakage on the standardized 1-hour Pad Weight Test at three and six months post-treatment, percentage change from baseline in the 1-hour Pad Weight Test at three, six and 12 months, percent of subjects with no incontinence episodes at three, six and 12 months post treatment as assessed with the three-day bladder voiding diary, and change from baseline in the MESA Questionnaire (Medical, Epidemiologic and Social Aspects of Aging), Incontinence Quality of Life (I-QOL), Patient Global Impression of Improvement (PGI-1) Questionnaire, and International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF) at three, six, and nine months post-treatment. Subject safety will be monitored throughout the study.

Three-Arm SUI Feasibility Study

In December 2019, the Company received approval of an ITA from the Canadian Ministry of Health and in January 2020 initiated a three-arm, three-month feasibility study to compare Viveve’s CMRF treatment and a cryogen-only sham to an inert sham treatment for the improvement of SUI in women. Completion of subject enrollment in the study was reported in March 2020. Study subjects were randomized in a 1:1:1 ratio to the three arms and were assessed using the 1-hour Pad Weight Test, 3-day Voiding Diary, the 24-hour Pad Weight Test and I-QOL at five months post treatment. Due to patient, provider and medical facility health and safety concerns caused by the COVID-19 pandemic, the final subject follow-up visit was changed to five months versus three months.

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

In-vivo Preclinical Study and Results for New Sham Treatment Tip

In response to the inconclusive results in which the treated arm showed no separation versus the sham control arm reported in July 2019 from the Company’s LIBERATE-International SUI trial conducted in Canada (aimed at supporting SUI indications in Canada, the European Union and several other international countries), Viveve conducted an in-vivo preclinical temperature and immunohistochemistry study to evaluate a new inert sham treatment tip. The Good Laboratory Practices study was initiated in June of this year following several months of engineering, validation, and development work. The study assessed both in-vivo tissue temperature changes during treatment, and histopathology at 30 days post-treatment compared to baseline, in three parous ewes using Viveve’s CMRF treatment tip (Active), cryogen-cooling only tip (“Old” sham treatment used in previous LIBERATE-International SUI study), and a new inert sham treatment tip. Histopathology of vaginal biopsies were performed and included use of α-SMA staining for fibroblast activation and formation. All tissue samples were evaluated by an independent and blinded pathologist.

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

New Category III CPT Code for SUI Procedure

In early July 2021, the Company announced that the American Medical Association (“AMA”) had issued a new Category III Current Procedural Terminology (“CPT”®) code for the Company’s dual-energy procedure effective January 1, 2022. The new code establishes a long-term pathway for potential reimbursement for Viveve’s noninvasive treatment under evaluation in the PURSUIT trial to improve SUI in women if approved by the FDA for this indication. The new Category III CPT code for Viveve’s SUI procedure is defined as: endovaginal cryogen-cooled, monopolar radiofrequency remodeling of the tissue surrounding the female bladder neck and proximal urethra for urinary incontinence.

U.S. Commercial Sales Transition to Recurring Revenue Rental Model

In June 2019, in addition to a capital sales model, we began a new recurring revenue rental model for the U.S. sales of the Viveve System. The new U.S. commercial sales model is intended to lower up-front costs for customers and thus lower hurdles to adoption, increase placement rates, and improve profitability by significantly reducing selling time per unit.

Under the recurring revenue rental model, customers may lease the Viveve System for a set initial term. After the initial term, the customer may purchase the Viveve System, continue to pay a monthly rental amount or terminate the contract.

The rental program is accounted for under the Financial Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 2016-02, Leases (Topic 842) and meets the classification criteria for an operating lease. Revenue from the rental program is included in total revenue. For the years ended December 31, 2021 and 2020, rental revenue recognized during the period was $1,214,000 and $1,337,000, respectively. The Viveve Systems that are being leased are included in property and equipment, net and depreciated over their expected useful lives of five years. When other products (“non-lease components”), such as single-use treatment tips or ancillary consumables, are included in the offering, the Company follows the relevant guidance in ASC Topic 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

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

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors and expanding the scope of physicians who offer the Viveve System.

In June 2019, in addition to a capital sales model, we began a new recurring revenue rental model for the U.S. sales of the Viveve System. Sale of Viveve products outside of the U.S. will continue to be supported by our international distributors.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our current operations for at least the next nine months through December 2022; however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $1,000,000 annually.

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

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Revenue	$6,426	$5,479	$947	17%

We recorded revenue of $6,426,000 for the year ended December 31, 2021, compared to revenue of $5,479,000 for the year ended December 31, 2020, an increase of $947,000, or approximately 17%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold during the year. Revenue in 2021 included sales of 46 Viveve Systems and approximately 10,750 disposable treatment tips sold globally. Revenue in 2020 included sales of 31 Viveve Systems and approximately 8,900 disposable treatment tips sold globally.

Under the recurring revenue rental program, we placed 24 Viveve Systems in the U.S. market in 2021; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the year which resulted in the non-renewal of subscriptions for 36 Viveve Systems during the year. In 2020, we placed 29 Viveve Systems under the subscription offering program in the U.S. market, but these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the year which resulted in the non-renewal of subscriptions for 42 Viveve Systems during the year. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the years ended December 31, 2021 and 2020, rental revenue recognized during the period was $1,214,000 and $1,337,000, respectively. As of December 31, 2021 and 2020, the Company had deferred revenue in the amount of $452,000 and $345,000 related to its rental program.

Late in the first quarter of 2020 and through the end of the year 2021, the COVID-19 pandemic was in full effect adversely impacting commercial activity and the economies in the United States and most other countries and is likely to continue to adversely affect businesses and results of operations. Government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, Viveve’s customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that continues for existing and prospective Viveve customers. In a supportive partnership response, in the second quarter of 2020 Viveve contacted all of its subscription customers and provided them with a three-month deferral of their rental payment. Although clinics in various regions continue to re-open and gradually increase their limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced that we will continue to experience reduced revenue from existing customers, as well as a greatly reduced number of new and prospective customers.

Gross Profit

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gross profit	$620	$296	$324	109%

Gross profit was $620,000 or 10% of revenue, for the year ended December 31, 2021 compared to gross profit of $296,000, or 5% of revenue, for the year ended December 31, 2020, an increase of $324,000, or approximately 109%. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold during the year. Additionally, fixed manufacturing costs in 2020 were spread over a lower sales volume thereby lowering gross margins for the year.

Research and development expenses

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Research and development	$9,665	$5,125	$4,540	189%

Research and development expenses totaled $9,665,000 for the year ended December 31, 2021, compared to research and development expenses of $5,125,000 for the year ended December 31, 2020, an increase of $4,540,000, or approximately 89%.

Spending on research and development increased primarily due to higher clinical study costs related to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI in the first quarter of 2021 with subject enrollment advancing in the year. The subject enrollment in the trial was completed in December 2021. Furthermore, spending on research and development in 2021 also included increased engineering and development work related to our products.

Selling, general and administrative expenses

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Selling, general and administrative	$12,508	$13,666	$(1,158)	(8)%

Selling, general and administrative expenses totaled $12,508,000 for the year ended December 31, 2021, compared to $13,666,000 for the year ended December 31, 2020, a decrease of $1,158,000, or approximately 8%. The decrease in selling, general and administrative expenses was primarily due to reduced spending as a result of the Company’s organizational realignment to advance our SUI clinical development program and operational measures to lower costs and reduce cash burn in response to the continuing economic conditions caused by the COVID-19 crisis, partially offset by higher personnel costs for existing employees in 2021.

Gain on forgiveness of Paycheck Protection Program loan

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Gain on forgiveness of Paycheck Protection Program loan	$1,358	$-	$1,358	NM

In May 2021, the Company’s request for forgiveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of Series A and B Warrants

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Modification of warrants	$373	$1,838	$(1,465)	(80)%

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

In April 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. The Series A and B warrant exercise price reduction resulted in the recognition of a modification expense of $1,838,000.

Interest expense

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Interest expense, net	$1,000	$910	$90	10%

During the year ended December 31, 2021, we had interest expense, net, of $1,000,000 as compared to $910,000 for the year ended December 31, 2020, an increase of $90,000 or approximately 10%. The increase resulted primarily from a higher term loan balance in 2021 compared to 2020 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Other expense, net	$203	$289	$(86)	(30)%

During the year ended December 31, 2021, we had other expense, net, of $203,000 as compared to $289,000 for the year ended December 31, 2020.

Loss from minority interest in limited liability company

	Year EndedDecember 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)

Loss from minority interest in limited liability company	$256	$383	$(127)	(33)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the years ended December 31, 2021 and 2020, the allocated net loss from ICM’s operations was $256,000 and $383,000, respectively.

Liquidity and Capital Resources

Comparison of the Year Ended December 31, 2021 and 2020

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. At December 31, 2021, we had accumulated deficit of $241,853,000, cash and cash equivalents of $19,162,000 and working capital of $17,705,000. The Company's financing activities provided cash of $25,973,000 during the year ended December 31, 2021, which was primarily due to the net proceeds from the January 2021 Offering. However, we used $12,878,000 in cash for operations during the year ended December 31, 2021. As of the date our financial statements for the year ended December 31, 2021 are issued, we did not have sufficient cash to fund our operations through March 31, 2023, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(12,878)	$(15,234)
Net cash used in investing activities	(456)	(781)
Net cash provided by financing activities	25,973	9,230
Net increase (decrease) in cash and cash equivalents	$12,639	$(6,785)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs associated with the Viveve System.

Operating activities used $12,878,000 of cash for the year ended December 31, 2021 compared to $15,234,000 used for the year ended December 31, 2020. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the year ended December 31, 2021 consisted of a net loss of $22,027,000 adjusted for noncash expenses including provision for doubtful accounts of $125,000, depreciation and amortization of $1,123,000, stock-based compensation of $3,779,000, non-cash interest expense of $606,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $16,000, a loss from minority interest in limited liability company of $256,000, a loss on disposal of property and equipment of $113,000, a noncash charge for the modification of Series B, A-2 and B-2 warrants of $373,000, a gain on the extinguishment of debt of $1,358,000 related to forgiveness of the PPP Loan and cash inflows from changes in operating assets and liabilities of $4,116,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $96,000, a decrease in inventory of $2,207,000, an increase in prepaid expenses and other current assets of $24,000, a decrease in other noncurrent assets of $320,000, an increase in accounts payable $599,000, an increase in accrued and other liabilities of $553,000, and an increase of other noncurrent liabilities of $365,000.

Net cash used during the year ended December 31, 2020 consisted of a net loss of $21,915,000 adjusted for noncash expenses including provision for doubtful accounts and the write-off of accounts receivable of $454,000, depreciation and amortization of $1,295,000, stock-based compensation of $2,651,000, non-cash interest expense of $535,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $2,000, a loss from minority interest in limited liability company of $383,000, a loss on disposal of property and equipment of $20,000, a noncash charge for the modification of Series A and B warrants of $1,838,000, and cash outflows from changes in operating assets and liabilities of $497,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $349,000, a decrease in inventory of $1,360,000, a decrease in prepaid expenses and other current assets of $151,000, a decrease in other noncurrent assets of $461,000, a decrease in accounts payable $727,000, a decrease in accrued and other liabilities of $2,422,000, and an increase of other noncurrent liabilities of $331,000.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2021 and 2020 was $456,000 and $781,000, respectively. Net cash used in investing activities during 2021 and 2020 was used for the purchase of property and equipment. The purchase of property and equipment primarily consisted of rental equipment in connection with our recurring revenue rental program, which was launched in June 2019. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any changes to the capital equipment requirements related to our development programs and clinical trials.

Financing Activities

Net cash provided by financing activities during year ended December 31, 2021 was $25,973,000, which was the result of proceeds of $25,122,000 from the January 2021 Offering net of issuance costs, proceeds of $704,000 from purchase of common shares in connection with the Purchase Agreement with LPC, proceeds of $179,000 from exercises of common warrants and $38,000 of proceeds from issuance of common shares from employee stock purchase plan, partially offset by transaction costs of $70,000 in connection with the Purchase Agreement with LPC. As of December 31, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of December 31, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

Contractual Payment Obligations

In February 2017, we entered into a sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term was 36 months and the monthly base rent for the first, second and third years was $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,028, $21,643 and $22,258 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $5,124,000 as of December 31, 2021.

In October 2020, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced in December 2020 and will terminate in December 2023. The monthly payment is approximately $2,000.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on an actual cost basis on a first-in, first-out method. Inventory as of December 31, 2021 and 2020 is mainly finished goods but also includes a small quantity of raw materials. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s recurring revenue rental model, the Company utilizes Viveve Systems transferred from finished goods inventory. The Company is amortizing these units over an estimated useful life of five years. The amortization of these Viveve Systems is charged to cost of sales and these units are included in the property and equipment, net balance on the consolidated balance sheets as of December 31, 2021 and 2020.

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

Revenue from Contracts with Customers

Revenue consists primarily of the sale of the Viveve System, single-use treatment tips and ancillary consumables. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenue, net of expected discounts, is recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense. Revenue is recognized net of any sales taxes from the sale of the products.

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System have a rental period of 6s to 12 months and can be extended or terminated by the customer after that time or the Viveve System can be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. For the years ended December 31, 2021 and 2020, rental revenue recognized was $1,214,000 and $1,337,000. As of December 31, 2021 and 2020, the Company had deferred revenue in the amount of $452,000 and $345,000 related to its rental program.

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

Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance for differing indications, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Latin America, Europe, the Middle East and Asia Pacific. In the United States, we market and sell primarily through a direct sales force. Outside of the United States, we market and sell primarily through distribution partners.

The Company does not provide its customers with a right of return.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectability of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgements about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $66,000 and $124,000, respectively.

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

Income Taxes

Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance for our deferred tax assets based on our historical losses and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income, we may reduce or eliminate the valuation allowance.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2021 and the adoption of the guidance did not have a significant impact on the consolidated financial statements.

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

We cannot assure you that our technology will be adopted, that we will ever earn revenue sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and our principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer (principal executive officer) and our Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Senior Vice President of Finance and Administration (principal accounting and financial officer), has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 14, 2022, the Company filed a Certificate of Elimination (the “Series C Certificate of Elimination”) with the Delaware Secretary of State with respect to 2,450,880 authorized shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). The Series C Preferred Stock had been designated pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed with the Delaware Secretary of State on January 15, 2021. As of the date of the filing of the Series C Certificate of Elimination, no shares of Series C Preferred Stock were outstanding. Upon filing the Series C Certificate of Elimination, the 2,450,880 shares of Series C Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.

The foregoing summary of the Series C Certificate of Elimination is qualified in its entirety by reference to the full text of the Series C Certificate of Elimination, which is filed as an exhibit to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is BPM LLP, San Jose, CA, PCAOB Auditor ID 207.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 9, 2014 by and among Viveve, Inc., PLC Systems, Inc. and PLC Systems Acquisition Corporation (1)
2.1.1	Amendment to Agreement and Plan of Merger (1)
2.2	RenalGuard Reorganization Agreement (2)
3.1	Certificate of Conversion for Delaware (3)
3.2	Amended and Restated Certificate of Incorporation (4)
3.3	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc. (5)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (6)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 30, 2020 (33)
3.6	Certificate of Elimination of Series A Preferred Stock (34)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (7)
3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (36)
3.9	Certificate of Elimination of Series C Preferred Stock*
3.10	Amended and Restated Bylaws (4)
3.11	Amendment to the Amended and Restated Bylaws (38)
4.1	Common Stock Purchase Warrant issued on February 17, 2015 to Scott Durbin (8) +
4.2	Common Stock Purchase Warrant issued on February 17, 2015 to Jim Robbins (8) +
4.3	Common Stock Purchase Warrant issued on February 17, 2015 to Patricia Scheller (8) +
4.4	Common Stock Purchase Warrant issued on May 12, 2015 to James Atkinson (8) +
4.5	Common Stock Purchase Warrant issued on December 16, 2015 to James Atkinson (8) +
4.6	Common Stock Purchase Warrant issued on December 16, 2015 to Jim Robbins (8) +
4.7	Common Stock Purchase Warrant issued on April 1, 2016 to Dynamic Medical Technologies (Hong Kong) Limited (3)
4.8	Common Stock Purchase Warrant issued on May 11, 2016 to Theresa Stern (9)
4.9	Common Stock Purchase Warrant issued on May 11, 2016 to Chris Rowan (9)
4.10	Common Stock Purchase Warrant issued on June 20, 2016 to Western Alliance Bank (10)
4.11	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III - Parallel Fund "A" L.P. (11)
4.12	Common Stock Purchase Warrant, dated May 25, 2017, by and between the Registrant and CRG Partners III L.P. (11)
4.13	Form of Series A/B Common Stock Purchase Warrant issued on November 26, 2019 (7)
4.14	Form of Series A-2/B-2 Common Stock Purchase Warrant issued on April 20, 2020 (30)
4.15	Form of Common Stock Purchase Warrant issued to affiliates of CRG LP on November 26, 2019 (7)
4.16	Form of Common Stock Purchase Warrant for the 2021 Warrants (35)
4.17	Warrant Agent Agreement by and between VStock Transfer LLC and the Registrant (7)
4.18	Form of Warrant Agent Agreement by and between VStock Transfer LLC and the Registrant, effective January 2021 (35)
4.19	Specimen Common Stock Certificate (12)
4.20	Description of Securities*
10.1	Intellectual Property Assignment and License Agreement dated February 10, 2006, as amended, between Dr. Edward Knowlton and TivaMed, Inc (13)
10.2	Amended and Restated Development and Manufacturing Agreement dated October 4, 2007 between TivaMed, Inc. and Stellartech Research Corporation (13)
10.3	Sublease Agreement, entered into on February 1, 2017 and effective as of January 26, 2017, between the Registrant and Ingredion Incorporated (16)
10.4	Settlement and License Agreement by and among the Registrant, ThermiGen LLC and ThermiAesthetics LLC, dated June 3, 2018. (24) †

10.5	Membership Subscription Agreement, dated August 1, 2017, by and between the Registrant and InControl Medical, LLC (18)
10.6	Employment Agreement by and between the Registrant and James G. Atkinson, dated February 27, 2018 (14)+
10.7	Amended and Restated Employment Agreement by and between the Registrant and Scott C. Durbin, dated May 11, 2018. (23) +
10.8	Amended and Restated Employment Agreement by and between the Registrant and Jim Robbins, dated May 11, 2018. (23) +
10.10	Amended and Restated 2013 Stock Option and Incentive Plan and amendment thereto (20) +
10.11	2017 Employee Stock Purchase Plan (21) +
10.12	Forms of Indemnification Agreement (28) +
10.13	Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.14	Patent and Trademark Security Agreement, dated May 25, 2017, by and among the Registrant, Viveve, Inc. and CRG Servicing LLC (11)
10.15	Term Loan Agreement, dated May 22, 2017, among the Registrant, Viveve, Inc., CRG Servicing LLC, as administrative agent, and certain lenders (17)
10.16	Waiver No. 2 to Loan Agreement, dated December 12, 2017, among the Registrant, CRG Servicing LLC and the lenders party thereto (19)
10.17

Amendment No. 2 to Loan Agreement, dated November 29, 2018, among the Registrant, CRG Servicing LLC, as administrative agent and collateral agent, the lenders from time to time party thereto and Viveve, Inc., as subsidiary guarantor (25)

10.18	Amendment No. 3 to the Loan Agreement, dated as of November 12, 2019, by and between the Registrant and CRG LP (26)
10.19	Form of Registration Rights Agreement by and between the Registrant and CRG LP entered into on November 26, 2019 (26)
10.20	Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 12, 2019, by and between the Registrant and affiliates of CRG LP (26)
10.21	Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of November 20, 2019, by and between the Registrant and affiliates of CRG LP (7)
10.22	Lock-Up Agreement between affiliates of CRG LP and Ladenburg Thalmann & Co. Inc., dated as of November 12, 2019 (26)
10.23	Form of Inducement Letter (29)
10.24	Purchase Agreement between the Registrant and Lincoln Park Capital, LLC dated June 8, 2020 (31)
10.25	Registration Rights Agreement between the Registrant and Lincoln Park Capital, LLC dated June 8, 2020 (31)
10.26	First Amendment to Purchase Agreement, dated March 31, 2021, by and between Viveve Medical, Inc. and Lincoln Park Capital Fund, LLC (37).
10.27	Form of Retention Bonus Agreement (39) +
14.1	Code of Conduct, adopted September 23, 2014 (27)
21	List of the Registrants Subsidiaries (22)
23.1	Consent of BPM LLP, independent registered public accounting firm*
24.1	Power of Attorney* (included on signature page hereto)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

*	Filed herewith.
**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Exchange Act”), except to the extent specifically incorporated by reference into such filing.

+	Management contract or compensation plan, contract or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 11, 2014.
(2)	Incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 11, 2014.
(3)	Incorporated by reference from the Form 10-Q filed with the SEC on May 13, 2016.
(4)	Incorporated by reference from the Form 8-K filed with the SEC on August 17, 2017.
(5)	Incorporated by reference from the Form 8-K filed with the SEC on April 14, 2016.
(6)	Incorporated by reference from the Form 8-K filed with the SEC on September 18, 2019.
(7)	Incorporated by reference from the Form S-1/A filed with the SEC on November 21, 2019.
(8)	Incorporated by reference from the Form 10-K filed with the SEC on March 24, 2016.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2017.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 5, 2017.
(13)	Incorporated by reference to the Registrant’s on Form S-1 filed with the SEC on November 21, 2014.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2018.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2017.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2017.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2017.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2017.
(20)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 19, 2019.
(21)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on July 7, 2017.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2017.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2018.
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on December 4, 2018.
(26)	Incorporated by reference from the Form S-1/A filed with the SEC on November 13, 2019.
(27)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.
(28)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2020.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2020.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2020.
(32)	Incorporated by reference from the Form 10-K filed with the SEC on March 19, 2020.
(33)	Incorporated by reference from the Form 8-K filed with the SEC on December 1, 2020.
(34)	Incorporated by reference from the Form 8-K filed with the SEC on December 17, 2020.
(35)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021.
(36)	Incorporated by reference from the Form 8-K filed with the SEC on January 19, 2021.
(37)	Incorporated by reference from the Form 8-K filed with the SEC on March 31, 2021.
(38)	Incorporated by reference from the Form 8-K filed with the SEC on June 16, 2021.
(39)	Incorporated by reference from the Form 8-K filed with the SEC on January 21, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEVE MEDICAL, INC.
(Registrant)

March 17, 2022	By:	/s/ Scott Durbin
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

Signature	Title	Date

/s/Scott Durbin	Chief Executive Officer and Director
Scott Durbin	(Principal Executive Officer)	March 17, 2022

/s/Jim Robbins	Senior Vice President of Finance and Administration
Jim Robbins	(Principal Accounting and Financial Officer)	March 17, 2022

/s/Steven Basta
Steven Basta	Chairman of the Board of Directors	March 17, 2022

/s/Debora Jorn
Debora Jorn	Director	March 17, 2022

/s/Arlene Morris
Arlene Morris	Director	March 17, 2022

/s/Sharon Collins Presnell
Sharon Collins Presnell	Director	March 17, 2022

VIVEVE MEDICAL, INC.

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Viveve Medical, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Viveve Medical, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventory

As described in Note 2 to the consolidated financial statements, the Company’s consolidated inventory balance was $1.5 million as of December 31, 2021. The Company’s inventory is stated at the lower of cost, which is determined on an actual cost basis on a first-in, first-out method, or net realizable value. The Company evaluates the net realizable value by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the inventory and results of operations.

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

San Jose, California

March 17, 2022

VIVEVE MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,162	$6,523
Accounts receivable, net of allowance for doubtful accounts of $66 and $124 as of December 31, 2021 and 2020, respectively	549	770
Inventory	1,472	3,254
Prepaid expenses and other current assets	1,055	1,031
Total current assets	22,238	11,578
Property and equipment, net	1,554	2,759
Investment in limited liability company	577	833
Other assets	1,544	1,460
Total assets	$25,913	$16,630
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,480	$881
Accrued liabilities	3,053	2,416
Paycheck Protection Program loan, current portion	-	918
Total current liabilities	4,533	4,215
Note payable, noncurrent portion	5,124	4,518
Paycheck Protection Program loan, noncurrent portion	-	425
Other noncurrent liabilities	1,190	498
Total liabilities	10,847	9,656
Commitments and contingences (Note 10)
Stockholders’ equity:
Convertible preferred stock;
10,000,000 shares authorized as of December 31, 2021 and 2020;
Series B preferred stock, $0.0001 par value; 40,504 and 35,819 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.0001 par value;
75,000,000 shares authorized as of December 31, 2021 and 2020;
10,619,846 and 2,171,316 shares issued and outstanding as of	1	-
December 31, 2021 and 2020, respectively
Additional paid-in capital	256,918	226,800
Accumulated deficit	(241,853)	(219,826)
Total stockholders’ equity	15,066	6,974
Total liabilities and stockholders’ equity	$25,913	$16,630

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenue	$6,426	$5,479
Cost of revenue	5,806	5,183
Gross profit	620	296

Operating expenses:
Research and development	9,665	5,125
Selling, general and administrative	12,508	13,666
Total operating expenses	22,173	18,791
Loss from operations	(21,553)	(18,495)
Gain on forgiveness of Paycheck Protection Program loan	1,358	-
Modification of warrants	(373)	(1,838)
Interest expense, net	(1,000)	(910)
Other expense, net	(203)	(289)
Net loss from consolidated companies	(21,771)	(21,532)
Loss from minority interest in limited liability company	(256)	(383)
Comprehensive and net loss	(22,027)	(21,915)
Series B convertible preferred stock dividends	(4,691)	(4,149)
Net loss attributable to common stockholders	$(26,718)	$(26,064)

Net loss per share of common stock:
Basic and diluted	$(2.65)	$(16.56)

Weighted average shares used in computing net loss per common share:
Basic and diluted	10,089,722	1,573,528

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2021

(in thousands, except share data)

	Serie A Convertible Preferred Stock, $0.0001 par value		Serie B Convertible Preferred Stock, $0.0001 par value		Series C Convertible Preferred Stock, $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	185,218	$-	31,678	$-	-	$-	707,571	$-	$214,432	$(197,911)	$16,521
Issuance costs in connection with November 2019 Offering	-	-	-	-	-	-	-	-	(33)	-	(33)
Conversion of Series A convertible preferred stock into common stock	(185,218)	-	-	-	-	-	185,218	-	-	-	-
Issuance of common shares in connection with Series A and B common warrant exercises	-	-	-	-	-	-	1,115,863	-	7,814	-	7,814
Issuance of common shares in connection with Series A-2 and B-2 common warrant exercises	-	-	-	-	-	-	93,129	-	593	-	593
Modification of Series A and B warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	-	-	1,838	-	1,838
Issuance of Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	-	-	1,838	-	1,838
Issuance costs for Series A-2 and B-2 warrants in connection with 2020 Warrant Offering	-	-	-	-	-	-	-	-	(1,838)	-	(1,838)
Transaction costs in connection with 2020 Warrant Offering	-	-	-	-	-	-	-	-	(334)	-	(334)
Issuance of initial purchase common shares under the Purchase Agreement with LPC	-	-	-	-	-	-	52,500	-	341	-	341
Issuance costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	-	-	(494)	-	(494)
Series B convertible preferred stock dividends	-	-	-	-	-	-	-	-	(4,149)	-	(4,149)
Series B convertible preferred stock dividends paid in PIK shares	-	-	4,141	-	-	-	-	-	4,141	-	4,141
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,577	-	2,577
Issuance of common shares from employee stock purchase plan	-	-	-	-	-	-	84	-	-	-	-
Issuance of common shares for vesting of restricted stock award granted to consultant	-	-	-	-	-	-	25	-	-	-	-
Issuance of restricted common shares in connection with consulting agreement	-	-	-	-	-	-	10,995	-	74	-	74
Reverse stock split - rounding adjustment	-	-	-	-	-	-	5,931	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(21,915)	(21,915)
Balances as of December 31, 2020	-	-	35,819	-	-	-	2,171,316	-	226,800	(219,826)	6,974
January 2021 Offering, net of issuance costs	-	-	-	-	2,450,880	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	(2,450,880)	-	2,450,880	-	-	-	-
Issuance of purchased common shares under the Purchase Agreement with LPC	-	-	-	-	-	-	250,000	-	704	-	704
Transaction costs in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	-	-	(70)	-	(70)
Issuance of common shares in connection with common warrant exercises	-	-	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of common warrants	-	-	-	-	-	-	-	-	373	-	373
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	-	-	(4,691)	-	(4,691)
Dividend on Series B convertible preferred stock paid in PIK shares	-	-	4,685	-	-	-	-	-	4,685	-	4,685
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,779	-	3,779
Issuance of common shares from employee stock purchase plan	-	-	-	-	-	-	28,130	-	38	-	38
Net loss	-	-	-	-	-	-	-	-	-	(22,027)	(22,027)
Balances as of December 31, 2021	-	$-	40,504	$-	-	$-	10,619,846	$1	$256,918	$(241,853)	$15,066

Note: All share and per share data has been adjusted to reflect the 1-for-10 reverse stock split which became effective after market close on December 1, 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(22,027)	$(21,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	125	454
Depreciation and amortization	1,123	1,295
Stock-based compensation	3,779	2,651
Non-cash interest expense	606	535
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities
Loss from minority interest in limited liability company	256	383
Loss on disposal of property and equipment	113	20
Modification of warrants	373	1,838
Forgiveness of Paycheck Protection Program loan	(1,358)	-
Changes in assets and liabilities:
Accounts receivable	96	349
Inventory	2,207	1,360
Prepaid expenses and other current assets	(24)	151
Other noncurrent assets	320	461
Accounts payable	599	(727)
Accrued and other liabilities	553	(2,422)
Other noncurrent liabilities	365	331
Net cash used in operating activities	(12,878)	(15,234)

Cash flows from investing activities:
Purchase of property and equipment	(456)	(781)
Net cash used in investing activities	(456)	(781)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	25,122	-
Proceeds from exercise of common warrants	179	8,407
Transaction costs in connection with 2020 Warrant Offering	-	(334)
Proceeds from purchase of common shares under Purchase Agreement with LPC	704	341
Transaction costs in connection with Purchase Agreement with LPC	(70)	(494)
Proceeds from Paycheck Protection Program loan	-	1,343
Transaction costs in connection with November 2019 Offering	-	(33)
Proceeds from issuance of common shares from employee stock purchase plan	38	-
Net cash provided by financing activities	25,973	9,230
Net increase (decrease) in cash and cash equivalents	12,639	(6,785)

Cash and cash equivalents - beginning of period	6,523	13,308
Cash and cash equivalents - end of period	$19,162	$6,523

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Forgiveness of Paycheck Protection Program loan	$1,358	$-
Issuance of Series B convertible preferred stock in settlement of dividends	$4,685	$4,141
Issuance of note payable in settlement of accrued interest	$602	$532
Net transfer of equipment between inventory and property and equipment	$(425)	$247
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$195	$303

The accompanying notes are an integral part of these consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Viveve Medical, Inc. (“Viveve Medical”, the “Company”, “we”, “our”, or “us”) designs, develops, manufactures and markets a platform medical technology, which we refer to as Cryogen-cooled Monopolar RadioFrequency (“CMRF”). Our proprietary CMRF technology is delivered through a radiofrequency generator, handpiece and treatment tip, which collectively, we refer to as the Viveve® System. Viveve Medical competes in the women’s intimate health industry in some countries by marketing the Viveve System as a way to improve the overall well-being and quality of life of women suffering from vaginal introital laxity, for improved sexual function, or stress urinary incontinence, depending on the relevant country-specific clearance or approval.  In the United States, the Viveve System is currently indicated for use in general surgical procedures for electrocoagulation and hemostasis.

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules”, the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of December 31, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

Reduction of Common Warrant Exercise Price

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

In February and March 2021, a total of 40,000 shares of common stock were issued in connection with the exercise of Series B warrants for gross proceeds of approximately $136,000 and a total of 12,760 shares of common stock were issued in connection with the exercise of January 2021 warrants for gross proceeds of approximately $43,000.

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

As of December 31, 2021, there were Series B warrants to purchase a total of 285,632 shares of common stock, Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

2021 Public Offering

On January 19, 2021, the Company closed an underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of December 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month term of the Purchase Agreement.

The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share. On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement for gross proceeds of approximately $341,000. Transaction costs in connection with the Purchase Agreement with LPC totaled approximately $494,000.

On March 31, 2021, the Company and LPC entered into a First Amendment to the Purchase Agreement. The amendment limited the Company’s sale of shares of common stock to LPC from the date there of to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement, as amended equals or exceeds $2.99 per share. Transaction costs in connection with the amendment to Purchase Agreement with LPC totaled approximately $70,000.

On May 4, 2021, LPC purchased 250,000 shares of common stock at price per share of $2.817 under the Purchase Agreement for gross proceeds of approximately $704,000.

On June 23, 2021, the Company’s stockholders approved the proposal for the potential issuance of 20% or more of the Company’s outstanding common stock to LPC pursuant to the provisions under the Purchase Agreement, as amended.

As of December 31, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

2020 Warrant Offering

On April 15, 2020, the Company reduced the exercise price of the outstanding Series A warrants and Series B warrants from $15.50 per share to $6.10 per share. On April 16, 2020, the Company entered into inducement letter agreements with certain institutional and accredited holders of Series A warrants and Series B warrants pursuant to which such holders agreed to exercise Series A warrants to purchase 482,059 shares of common stock and Series B warrants to purchase 24,279 shares of common stock for aggregate exercise proceeds to the Company of approximately $3,089,000. In conjunction, the Company also agreed to issue new Series A-2 warrants to purchase up to 482,059 shares of common stock as an inducement for the exercise of Series A warrants, and new Series B-2 warrants to purchase up to 24,279 shares of common stock as an inducement for the exercise of Series B warrants, in each case at an exercise price of $6.371 per share and for a term of five years. The transaction closed on April 20, 2020. Transaction costs in connection with the 2020 Warrant Offering totaled approximately $334,000. (See Note 12 – Common Stock for the calculation of the modification expense for the Series A and B warrants and the issuance of Series A-2 and B-2 warrants.) As of December 31, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2021, the Company had accumulated deficit of $241,853,000, cash and cash equivalents of $19,162,000 and working capital of $17,705,000. The Company's financing activities provided cash of $25,973,000 during the year ended December 31, 2021, which was primarily due to the net proceeds from the January 2021 Offering. However, the Company used $12,878,000 in cash for operations in the year ended December 31, 2021. As of the date our financial statements for the year ended December 31, 2021 are issued, the Company did not have sufficient cash to fund its operations through March 31, 2023, without additional financing and, therefore, the Company concluded there was substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet for the year ended December 31, 2020 to reclassify certain prepaid inventory amounts from current assets to noncurrent assets.

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

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise have been entitled to receive a fractional share were rounded up to the nearest whole number. The Company issued 5,931 shares of common stock as a result of this rounding adjustment.

All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

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

The Company designs, develops, manufactures and markets a medical device that it refers to as the Viveve System, which is intended for the non-invasive treatment of vaginal introital laxity, for improved sexual function, for vaginal rejuvenation, for use in general surgical procedures for electrocoagulation and hemostasis, and stress urinary incontinence, depending on the relevant country-specific clearance or approval. The Viveve System consists of three main components: a radiofrequency generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. return pad, coupling fluid), as well as a cryogen canister that can be used for approximately four to five procedures, and a foot pedal. The Company outsources the manufacture and repair of the Viveve System to a contract manufacturing partners. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In the United States, the Company sells its products primarily through a direct sales force to health care practitioners. Outside the United States, the Company sells through an extensive network of distribution partners. During the year ended December 31, 2021, one distributor accounted for 30% of the Company’s revenue. During the year ended December 31, 2020, one distributor accounted for 36% of the Company’s revenue. There were no direct sales to customers that accounted for 10% or more of the Company’s revenue during the years ended December 31, 2021 and 2020.

As of December 31, 2021, one direct customer, accounted for 10% of total accounts receivable, net. As of December 31, 2020, one distributor, collectively, accounted for 37% of total accounts receivable, net. No additional customers accounted for 10% or more of the Company’s total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $66,000 and $124,000 as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company wrote-off previously reserved accounts receivable totaling $183,000 primarily related to U.S. customers. During the year ended December 31, 2020, the Company wrote-off previously reserved accounts receivable totaling $736,000 primarily related to Middle Eastern and Latin American distributors in connection with the Company’s shift in its international business model to a strategic focus on the Asia Pacific geographic territory.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory as of December 31, 2021 consisted of $979,000 of finished goods and $493.000 of raw materials. Inventory as of December 31, 2020 consisted of $2,818,000 of finished goods and $436,000 of raw materials. Cost is determined on an actual cost basis on a first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

As part of the Company’s recurring revenue rental model, the Company utilizes Viveve Systems transferred from finished goods inventory. The Company is amortizing these units over an estimated useful life of five years. The amortization of these Viveve Systems is charged to cost of sales and these units are included in the property and equipment, net balance on the consolidated balance sheets as of December 31, 2021 and 2020.

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

Revenue from Contracts with Customers

Revenue consists primarily of the sale of the Viveve System, single-use treatment tips and ancillary consumables. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenue, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense. Revenue is recognized net of any sales taxes from the sale of the products.

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of6 to 12 months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. For the years ended December 31, 2021 and 2020, rental revenue recognized was $1,214,000 and $1,337,000. As of  December 31, 2021 and 2020, the Company had deferred revenue in the amount of $452,000 and $345,000 related to its rental program, which is included in accrued liabilities. During the year ended December 31, 2021, the Company recognized $318,000 of rental revenue, which was deferred as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $594,000 of rental revenue, which was deferred as of December 31, 2019.

Late in the first quarter of 2020 and through the year ended December 31, 2021, the negative impact of the COVID-19 pandemic on medical facilities and practitioners was in full effect in the United States. Federal, regional, and local government and public health agencies issued directives halting performance of non-essential medical treatments and elective procedures in an effort to combat the spread of the coronavirus and protect public health and safety. As a result, a large percentage of Viveve’s U.S. customers either temporarily closed their medical practices or dramatically reduced services and staff. The consequence has been both a public health and economic crisis that is continuing for existing and prospective Viveve customers. In a supportive partnership response, in the second quarter of 2020 Viveve contacted all of its subscription customers and provided them with a three-month deferral of the rental payment. Although clinics in various regions continue to re-open and gradually increase their limited services, we anticipate that until the COVID-19 pandemic abates, more practices re-open and elective patient’s safety concerns are reduced, that we will continue to experience reduced revenue from existing subscription customers, as well as a greatly reduced number of new and prospective customers.

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

Sales of our products are subject to regulatory requirements that vary from country to country. The Company has regulatory clearance for differing indications, or can sell its products without a clearance, in many countries throughout the world, including countries within the following regions: North America, Asia Pacific, Europe, the Middle East and Latin America. In the United States, we market and sell primarily through a direct sales force. Outside of the United States, we market and sell primarily through distribution partners.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  December 31, 2021 or 2020. The Company had customer contract liabilities in the amount of $7,000 and $17,000 that performance had not yet been delivered to its customers as of December 31, 2021 and December 31, 2020, respectively. Contract liabilities are recorded in accrued liabilities on the consolidated balance sheets.

The following table reflects the changes in our customer contract liabilities for the year ended December 31, 2021:

	December 31,
	2021	2020	Change

Customer contracts liabilities:
Marketing programs	$7	$17	$(10)
Total	$7	$17	$(10)

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the years ended December 31, 2021 and 2020, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract cost in the amount of $84,000 and $132,000 at December 31, 2021 and 2020, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the year ended December 31, 2021 and 2020, the amount of amortization was $66,000 and $417,000, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Geographic Area:

Management has determined that the sales by geography is a key indicator for understanding the Company’s financials because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020

United States	$3,701	$2,537
Asia Pacific	2,647	2,732
Canada	66	110
Europe and Middle East	12	86
Latin America	-	14
Total	$6,426	$5,479

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the years ended December 31, 2021 and 2020, no impairment charges have been recorded in the consolidated statements of operations.

Product Warranty

The Company’s products sold to customers are generally subject to warranties between one and three years, which provides for the repair, rework or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were immaterial for the years ended December 31, 2021 and 2020.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2021 and 2020. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

		Year Ended December 31,
		2021	2020

Convertible preferred stock:
Series A convertible preferred stock	(a)	-	-
Series B convertible preferred stock	(b)	2,647,320	2,341,111
Series C convertible preferred stock	(c)	-	-
Warrants to purchase common stock		9,793,599	1,728,725
Stock options to purchase common stock		3,173,103	986,399
Deferred restricted common stock units		674,000	-
Deferred restricted common stock awards		228	234

(a)

Each share of Series A convertible preferred stock was convertible at any time at the holder's option into one share of common stock. In December 2020, the Company filed a Certificate of Elimination with the Delaware Secretary of State with respect to the authorized shares of Series A convertible preferred stock. As of December 31, 2021, all Series A convertible preferred stock had been converted into common stock and there were no remaining shares outstanding.

(b)

As of December 31, 2021 and 2020, a total of 40,504 and 35,819 shares of Series B convertible preferred stock were outstanding and convertible into 2,647,320 and 2,341,111 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

(c)

Each share of Series C preferred stock is convertible at any time at the holder’s option into one share of common stock. As of December 31, 2021, all Series C convertible preferred stock had been converted into common stock and there are no remaining shares of Series C convertible preferred stock outstanding.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in this Update provide further simplification of accounting standards for the accounting for income taxes. Certain exceptions for are removed and requirements regarding the accounting for franchise taxes, tax basis of goodwill, and tax law rate changes are made. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period, with early adoption permitted. We adopted this guidance as of January 1, 2021 and the adoption of the guidance did not have a significant impact on the consolidated financial statements.

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

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2021 and 2020.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2021 and 2020 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Life	December 31,
	(in years)	2021	2020
Medical equipment	5	$2,628	$3,111
Rental equipment	5	1,118	1,812
Computer equipment	3	157	242
Leasehold Improvements	3	122	122
Furniture and fixtures	7	244	386
Software	3	35	25
		4,304	5,698
Less: Accumulated depreciation and amortization		(2,750)	(2,939)
Property and equipment, net		$1,554	$2,759

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $1,123,000 and $1,295,000, respectively.

5.	Investment in Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women's health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company in the consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of December 31, 2021, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the years ended December 31, 2021 and 2020, the allocated net loss from ICM’s operations was $256,000 and $383,000 respectively. The allocated net loss from ICM’s operations was recorded as a loss from minority interest in limited liability company in the consolidated statements of operations.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

During the years ended December 31, 2021 and 2020, the Company purchased 140 and 485 units of ICM products for approximately $17,000 and $51,000, respectively. The Company paid ICM approximately $17,000 and $52,000 for product related costs during the years ended December 31, 2021 and 2020, respectively. There were no amounts due to ICM for accounts payable as of December 31, 2021 and 2020.

6.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020

Accrued bonuses	$1,209	$744
Accrued payroll and other related expenses	495	473
Deferred revenue - subscription rental program	448	345
Accrued clinical trial costs	337	91
Current operating lease liabilities	225	132
Accrued professional fees	120	290
Other accruals	219	341
Total accrued liabilities	$3,053	$2,416

7.	Note Payable

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

The terms of the 2017 Loan Agreement also required the Company to meet certain financial and other covenants. The 2017 Loan Agreement also contained customary affirmative and negative covenants for a credit facility of this size and type.

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

●

the interest only payment period and the period during which the Company may elect to pay the full interest in Paid In-Kind (“PIK”) interest payments was extended through the 23rd date after the first payment date. Pursuant to the amendment, CRG shall consent to the payment of such interest in the form of PIK loans, provided that (i) as of such payment date, no default shall have occurred and be continuing, and (ii) the principal amount of each PIK loan shall accrue interest in accordance with the provisions of the 2017 Loan Agreement;

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

Pursuant to the amendment, the Company paid interest in-kind of $602,000 and $532,000 during the years ended December 31, 2021 and 2020, respectively, which was added to the total outstanding principal loan amount.

As of December 31, 2021, the Company was in compliance with all covenants.

As of December 31, 2021 and 2020, $5,124,000 and $4,518,000 was recorded on the consolidated balance sheets as note payable, noncurrent portion, which is net of the remaining unamortized debt discount. The term loan has a maturity date of March 31, 2023.

As of December 31, 2021, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2022	$-
2023	5,992
Total Payments	5,992
Less: Amount representing interest	(863)
Present value of obligations	5,129
Less: Unamortized debt discount	(5)
Note payable, noncurrent portion	$5,124

8.	Paycheck Protection Program Loan

The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On April 24, 2020, Viveve, Inc. (“Viveve”), a wholly-owned subsidiary of the Company, entered into a promissory note evidencing an unsecured loan in the aggregate amount of approximately $1,343,000 made to Viveve under the PPP (the “PPP Loan”). The PPP Loan to Viveve was made through Western Alliance Bank (“WAB”). The interest rate on the PPP Loan is 1.00% and the term was two years. In accordance with the updated Small Business guidance, the PPP Loan was modified so that, beginning ten months from the date of the PPP Loan, Viveve was required to make monthly payments of principal and interest. The promissory note evidencing the PPP Loan contained customary events of default relating to, among other things, payment defaults or breaching the terms of the PPP Loan documents. The occurrence of an event of default would result in the repayment of all amounts outstanding, collection of all amounts owing from Viveve, or filing suit and obtaining judgment against Viveve. Under the terms of the CARES Act, PPP Loan recipients could apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness would be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance was provided that Viveve would obtain forgiveness of the PPP Loan in whole or in part.

In October 2020, the Company was notified that the terms of its PPP Loan with WAB were modified. The amount of time that the Company had to spend the proceeds of the PPP Loan (the “covered period”) was extended from 8 weeks to 24 weeks. The date to begin repaying unforgiven portions of the PPP Loan was also extended from six months after the funding date to up to 10 months after the end of the covered period (approximately 16 months from the funding date) depending on when the Company applies for forgiveness. The SBA would also cover interest on the forgiveness portion of the loan during this period. There was no change to the maturity date of the loan. All PPP Loans must be repaid or forgiven within two years after the funding date. The Company submitted its PPP Loan forgiveness application to the SBA in October 2020.

In May 2021, the Company was notified by WAB that its request for forgiveness of the PPP Loan had been approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company has recognized a gain on the extinguishment of debt in the consolidated statements of operations during the year ended December 31, 2021 in the amount of $1,358,000.

9.	Leases

Lessee:

The following information pertains to those operating lease agreements where the Company is the lessee.

On February 1, 2017, the Company entered into a sublease agreement (the “Sublease”) for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado (the “Sublease Premises”), which was effective as of January 26, 2017. The lease term commenced on June 1, 2017 and was to terminate in May 2020. In November 2019, the Company exercised the option to extend the lease for one year through May 2021. The Company relocated its corporate headquarters from Sunnyvale, California to Englewood, Colorado in June 2017.

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

In March 2021, the Company amended the Sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,028, $21,643 and $22,258 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the Subleased Premises with estimated costs of approximately $19,000.

In September 2018, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced in September 2018 and it was terminated in November 2020.  The monthly lease payment was approximately $3,000.

In October 2020, the Company entered into a new 36-month noncancelable operating lease agreement for office equipment.  The lease term commenced in December 2020 and will terminate in December 2023.  The monthly lease payment is approximately $2,000.

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

The following table reflects the Company's lease assets and lease liabilities at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020

Assets:
Operating lease right-of-use assets	$534	$130

Liabilities:
Current operating lease liabilities	$225	$132
Noncurrent operating lease liabilities	327	-
	$552	$132

The operating lease right-of-use assets are included in other assets on the consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.

The operating lease expense for the years ended December 31, 2021 and 2020 was $280,000 and $300,000, respectively.

As of December 31, 2021, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2022	$282
2023	287
2024	67
Total lease payments	636
Less: Amount representing interest	(84)
Present value of lease liabilities	$552

The weighted average remaining lease term was approximately 27 months as of December 31, 2021. The weighted average discount rate for the year ended December 31, 2021 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of December 31, 2021, minimum future rentals from customers on non-cancellable operating leases of Viveve Systems are as follows (in thousands):

Year Ending December 31,
2022	$448
2023	4
Total	$452

As of December 31, 2021, the Company included rental program equipment related to these operating leases agreements with a net value of $464,000 in property and equipment, net. The depreciation expense for rental program equipment for the years ended December 31, 2021 and 2020 is $325,000 and $462,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the year ended December 31, 2020, the Company paid dividend in-kind of an additional 4,141 shares of Series B convertible preferred stock and a cash dividend of approximately $8,000 for the remaining fractional shares. During the year ended December 31, 2021, the Company paid dividend in-kind of an additional 4,685 shares of Series B convertible preferred stock and a cash dividend of approximately $6,400 for the remaining fractional shares. As of December 31, 2021, there were 40,504 shares of Series B convertible preferred stock outstanding. We have paid approximately $17,000 in cash and issued a total of 9,204 shares of Series B convertible preferred stock as preferred dividend to the holders of Series B convertible preferred stock through December 31, 2021.

As of December 31, 2021 and December 31, 2020, there were 40,504 and 35,819 shares of Series B convertible preferred stock outstanding and convertible into 2,647,320 and 2,341,111 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

Series C Convertible Preferred Stock

In connection with the closing of the public offering on January 19, 2021, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the issuance of the shares of Series C convertible preferred stock. The shares of Series C convertible preferred stock rank on par with the shares of the common stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

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

Purchase Agreement with Lincoln Park Capital, LLC

On June 8, 2020, the Company entered into the Purchase Agreement with Lincoln Park LPC, pursuant to which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30 -month period pursuant to the terms of the Purchase Agreement.

The Purchase Agreement limited the Company’s sale of shares of common stock to LPC to 301,762 shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of the Purchase Agreement unless (i) shareholder approval was obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement equaled or exceeded $6.46 per share, which represented the lower of (a) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (b) the average of the closing price of the common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Purchase Agreement, as calculated in accordance with Nasdaq Rules. On June 9, 2020, LPC purchased 52,500 shares of common stock at a price per share of $6.50 (the “Initial Purchase Shares”) under the Purchase Agreement for gross proceeds of approximately $341,000. Transaction costs in connection with the Purchase Agreement with LPC totaled approximately $494,000. Included in these transaction costs was a commitment fee paid by the Company in the amount of $325,000. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company has recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering has been consummated, and there is no guaranteed future economic benefit from this payment.

On March 31, 2021, the Company and LPC entered into the first amendment to the Purchase Agreement. The amendment limited the Company’s sale shares of common stock to LPC from the date thereof to 2,068,342 shares of shares of common stock, representing 19.99% of the shares of the common stock outstanding on the date of amendment unless (i) shareholder approval is obtained to issue more than such amount or (ii) the average price of all applicable sales of common stock to LPC under the Purchase Agreement, as amended equals or exceeds $2.99 per share, which represents the lower of (a) the closing price of the common stock on the Nasdaq Capital Market immediately preceding the date of the Amendment or (b) the average of the closing prices of our common stock on the Nasdaq Capital Market for the five business days immediately preceding the date of the Amendment, as calculated in accordance with Nasdaq Rules. Transaction costs in connection with the amendment to Purchase Agreement with LPC totaled approximately $70,000.

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, LPC purchased 250,000 shares of common stock at price per share of $2.817 for gross proceeds of approximately $704,000.

On June 23, 2021, the Company’s stockholders approved the proposal for the potential issuance of 20% or more of the Company’s outstanding common stock to LPC pursuant to the provisions under the Purchase Agreement, as amended.

As of December 31, 2021, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

2021 Public Offering

On January 19, 2021, the Company closed an underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of December 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the year ended December 31, 2021.

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

As of December 31, 2021, outstanding warrants to purchase shares of common stock were as follows:

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
				1,728,725

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the years ended December 31, 2021 and 2020, the Company recorded $4,000 and $3,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of December 31, 2021, the unamortized debt discount was $5,000.

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

	Immediately before Modification	Immediately After Modification

Exercise price	$15.50	$6.10
Common stock price	$6.30	$6.30
Expected term (in years)	2.8	2.8
Average volatility	97%	97%
Risk-free interest rate	0.27%	0.27%
Dividend yield	0%	0%

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

As a result of the closing of the January 2021 Offering at an effective price of $3.40 per share of its common stock, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced pursuant to the terms of the warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. The Company determined the incremental fair value on Series B, A-2 and B-2 warrants due to the reduction of exercise price on the date of such modification to be approximately $287,000 using the Black-Scholes option pricing model. Assumptions used were as follows:

Series B Warrants	Immediately before Modification	Immediately After Modification

Exercise price	$6.10	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	3.9	3.9
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

Series A-2 and B-2 Warrants	Immediately before Modification	Immediately After Modification

Exercise price	$6.37	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	4.3	4.3
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

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

Series B, A-2 and B-2 Warrants	Immediately before Modification	Immediately After Modification

Exercise price	$3.40	$2.82
Common stock price	$3.01	$3.01
Expected term (in years)	3.6	3.6
Average volatility	80%	80%
Risk-free interest rate	0.58%	0.58%
Dividend yield	0%	0%

The incremental fair value of the Series B, A-2 and B-2 warrants is included in other income (expense) in the consolidated statement of operations, with a corresponding increase to additional paid-in capital in the consolidated balance sheet.

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

During the year ended December 31, 2021, a total of 52,760 shares were issued in connection with the exercise of warrants for gross proceeds of approximately $179,000. During the year ended December 31, 2020, a total of 1,209,000 shares were issued in connection with the exercise of warrants for gross proceeds of approximately $8,407,000.

No shares issuable pursuant to warrants have been cancelled during the year ended December 31, 2021 and 2020.

A total of 6 shares issuable pursuant to warrants expired during the year ended December 31, 2021. A total of 42,404 shares issuable pursuant to warrants expired during the year ended December 31, 2020.

As of December 31, 2021, there were no Series A warrants remaining to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock still remaining and outstanding.

As of December 31, 2021, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

As of December 31, 2021, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

As of December 31, 2021, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 1.1 years.

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

In June 2021, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,758,951 to a total of 3,940,136 shares. See Note 17 for increase in common stock available for issuance under the 2013 Plan subsequent to December 31, 2021.

As of December 31, 2021, there were outstanding stock option awards issued from the 2013 Plan covering a total of 3,173,091 shares of the Company’s common stock and there remain reserved for future awards 94,392 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $7.48 per share, and the remaining contractual term is 9.0 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2021	986,399	$19.10	8.9	$675
Options granted	2,251,000	$2.73
Options exercised	-
Options canceled	(64,296)	$17.85
Options outstanding, December 31, 2021	3,173,103	$7.51	9.0	$-

Vested and exercisable and expected to vest, December 31, 2021	2,947,472	$7.83	9.0	$-

Vested and exercisable, December 31, 2021	774,800	$18.81	8.5	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of December 31, 2021.

The options outstanding and exercisable as of December 31, 2021 are as follows:

Range of Exercise Prices			Number Outstanding as of December 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number Exercisable as of December 31, 2021	Weighted Average Exercise Price

$2.28	-	$2.96	2,208,063	$2.73	9.5	259,301	$2.73
$3.06	-	$3.40	10,000	$3.20	9.2	-	$-
$4.45	-	$4.80	11,900	$4.72	8.9	3,088	$4.71
$5.10	-	$5.40	88,000	$5.28	8.8	62,219	$5.34
$6.90	-	$6.90	5,400	$6.90	8.3	2,364	$6.90
$8.60	-	$8.91	830,825	$8.69	7.9	433,263	$8.69
$10.90	-	$13.60	15,500	$12.64	8.2	11,271	$13.00
$380.00	-	$9,920.00	3,415	$2,873.63	6.2	3,294	$2,911.12
Total:			3,173,103	$7.51	9.0	774,800	$18.81

Deferred Restricted Stock Units

As of December 31, 2021, there are 674,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the year ended December 31, 2021, RSUs for 16,000 shares of common stock were cancelled.

During the year ended December 31, 2020, no RSUs for shares of common stock under the 2013 Plan were granted by the Company.

Deferred Restricted Stock Awards

As of December 31, 2021, there are 228 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the year ended December 31, 2021 and 2020, no RSAs for shares of common stock were granted by the Company.

During the year ended December 31, 2021 and 2020, RSAs for 6 and 18 shares of common stock were cancelled, respectively.

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

The activity of the Company’s 2017 ESPP for the year ended December 31, 2020 is described as follows:

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

In September 2020, the board of directors approved the suspension of the 2017 ESPP following the twelfth offering period and the ESPP purchase on September 30, 2020.

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

The activity of the Company’s 2017 ESPP for the year ended December 31, 2021 is described as follows:

●	The thirteenth offering period under the Company’s 2017 ESPP began on July 1, 2021, and ended on September 30, 2021, and 10,844 shares were issued on September 30, 2021 at a purchase price of $1.94.

●	The fourteenth offering period under the Company’s 2017 ESPP began on October 1, 2021, and ended on December 31, 2021, and 17,286 shares were issued on December 31, 2021 at a purchase price of $0.97.

The Company estimated the fair value of purchase rights under the ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of December 31, 2021, the remaining shares available for issuance under the 2017 ESPP were 471,870 shares.

Stock-Based Compensation

During the years ended December 31, 2021 and 2020, the Company granted stock options to employees and nonemployees to purchase 2,251,000 and 146,700 of common stock with a weighted average grant date fair value of $1.75 and $4.08 per share, respectively. There were no stock options exercised by employees and nonemployees during the years ended December 31, 2021 and 2020.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020

Expected term (in years)	6	5
Average volatility	76%	82%
Risk-free interest rate	0.97%	0.37%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense for options, RSUs and ESPP shares included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020

Cost of revenue	$265	$208
Research and development	456	325
Selling, general and administrative	3,058	2,118
Total	$3,779	$2,651

As of December 31, 2021, the total unrecognized compensation cost in connection with unvested stock options was approximately $5,831,000. These costs are expected to be recognized over a period of approximately 2.8 years.

As of December 31, 2021, the total unrecognized compensation cost in connection with unvested RSUs was approximately $1,151,000. These costs are expected to be recognized over a period of approximately 1.1 years.

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

The Company’s effective tax rate is 0% for the years ended December 31, 2021 and 2020.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020

Income tax benefit at statutory rate	(21)%	(21)%
State income taxes, net of federal benefit	(3)%	(3)%
Change in valuation allowance	21%	20%
Other	3%	4%
Effective tax rate	0%	0%

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$25,092	$20,891
Capitalized start up costs	2,511	2,866
Research and development credits	781	631
Accruals and reserves	1,537	773
Fixed assets and depreciation	124	291
Total deferred tax assets	30,045	25,452
Deferred tax liabilities:
Valuation allowance	(30,045)	(25,452)

Net deferred tax assets	$-	$-

The Company has recorded a full valuation allowance for its deferred tax assets based on its past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance increased by approximately $4,593,000 during the year ended December 31, 2021 and decreased by approximately $4,352,000 during the year ended December 31, 2020.

As of December 31, 2021, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $112,951,000 and $34,469,000, respectively. The federal NOLs do not expire and the state NOLs will begin to expire in the year 2028.

The Company has California research and development tax credits of approximately $768,000. The credits have no expiration date. The Company also has Colorado job growth incentive tax credits of approximately $451,000. The credits will begin to expire in the year 2028.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. While the Company has not performed a formal study, it believes it experienced a change of control in November 2019, which will result in the expiration of a portion of the NOL and research and development credit carryforwards before utilization. Subsequent ownership changes, such as the January 2021 Offering, could further impact the limitation in future years. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or the consolidated statements of operations if an adjustment were required.

As of December 31, 2021, the Company had not accrued any interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020

Balance at the beginning of the year	$245	$223
Additions (deletions) based upon tax positions related to the current year	(14)	22
Balance at the end of the year	$231	$245

If the ending balance of $231,000 of unrecognized tax benefits as of December 31, 2021 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

15.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. As of December 31, 2021, the Company has purchased 855 units. The price per unit is variable and dependent on the volume and timing of units ordered. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech $205,000 and $1,051,000 for goods and services during the years ended December 31, 2021 and 2020, respectively.

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

16.	Segments and Geographic Information

The Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2021	2020

United States	$1,553	$2,622
Asia Pacific	-	76
Canada	1	54
Europe	-	7
Total	$1,554	$2,759

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

17.	Subsequent Events

2013 Plan - 2022 Evergreen

Effective January 1, 2022, the total common stock reserved for issuance under the 2013 Plan was increased by 1,076,833 shares from 3,940,136 shares to a total of 5,016,969 shares under the evergreen provision of the 2013 Plan.

Annual Equity Awards

In January 2022, the Company granted annual stock options to employees and board members to purchase 941,000 shares of common stock with a weighted average grant fair value of $1.26 per share under the 2013 Plan. The stock options vest and become exercisable in 48 equal monthly installments from the grant date.

Retention Bonus

On January 18, 2022, the board of directors approved the payment of retention bonuses to certain key employees. The bonus payments totaling approximately $700,000 are expected to be made in two equal installments during fiscal year 2022, subject to a claw back provision in the event the employee terminates his or her service before January 31, 2023.

Series C Convertible Preferred Stock

On March 14, 2022, the Company filed a Certificate of Elimination with the Delaware Secretary of State with respect to the authorized shares of Series C convertible preferred stock. As of the date of the filing of the Certificate of Elimination, no shares of Series C convertible preferred stock were outstanding. Upon filing the Certificate of Elimination, the 2,450,880 authorized shares of Series C convertible preferred stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.