Form 10-Q
period 2022-03-31
VIVEVE MEDICAL, INC.
filed 2022-05-12
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the issuer had 10,640,537 shares of common stock, par value $0.0001 per share, outstanding.

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

You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Viveve Medical," the "Company," "we," "us," and "our" in this document refer to Viveve Medical, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,045	$19,162
Accounts receivable, net of allowance for doubtful accounts of $37 and $66 as of March 31, 2022 and December 31, 2021, respectively	509	549
Inventory	1,552	1,472
Prepaid expenses and other current assets	1,393	1,055
Total current assets	17,499	22,238
Property and equipment, net	1,351	1,554
Investment in unconsolidated limited liability company	455	577
Other assets	1,379	1,544
Total assets	$20,684	$25,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,602	$1,480
Accrued liabilities	3,376	3,053
Note payable, current portion	5,285	-
Total current liabilities	10,263	4,533
Note payable, noncurrent portion	-	5,124
Other noncurrent liabilities	265	1,190
Total liabilities	10,528	10,847
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021;
Series B preferred stock, $0.0001 par value; 41,767 and 40,504 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2021		-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 10,640,537 and 10,619,846 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	257,894	256,918
Accumulated deficit	(247,739)	(241,853)
Total stockholders’ equity	10,156	15,066
Total liabilities and stockholders’ equity	$20,684	$25,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$1,641	$1,450
Cost of revenue	1,321	1,068
Gross profit	320	382

Operating expenses:
Research and development	2,140	1,930
Selling, general and administrative	3,653	3,581
Total operating expenses	5,793	5,511
Loss from operations	(5,473)	(5,129)
Modification of warrants	-	(287)
Interest expense, net	(270)	(234)
Other expense, net	(21)	(65)
Net loss from consolidated companies	(5,764)	(5,715)
Loss from investment in unconsolidated limited liability company	(122)	(76)
Comprehensive and net loss	(5,886)	(5,791)
Series B convertible preferred stock dividends	(1,266)	(1,119)
Net loss attributable to common stockholders	$(7,152)	$(6,910)

Net loss per share of common stock:
Basic and diluted	$(0.67)	$(0.80)

Weighted average shares used in computing net loss per common share:
Basic and diluted	10,620,076	8,636,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2022	40,504	$-	-	$-	10,619,846	$1	$256,918	$(241,853)	$15,066
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,266)	-	(1,266)
Dividend on Series B convertible preferred stock paid in PIK shares	1,263	-	-	-	-	-	1,263	-	1,263
Stock-based compensation expense	-	-	-	-	-	-	960	-	960
Issuance of common shares from employee stock purchase plan	-	-	-	-	20,691	-	19	-	19
Net loss	-	-	-	-	-	-	-	(5,886)	(5,886)
Balances as of March 31, 2022	41,767	-	-	$-	10,640,537	$1	$257,894	$(247,739)	$10,156

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2021	35,819	$-	-	$-	2,171,316	$-	$226,800	$(219,826)	$6,974
January 2021 Offering, net issuance costs	-	-	-	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	2,450,880	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-	-	-	287	-	287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(40)	-	(40)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,119)	-	(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	1,118	-	-	-	-	-	1,118	-	1,118
Stock-based compensation expense	-	-	-	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(5,791)	(5,791)
Balances as of March 31, 2021	36,937	-	-	$-	10,341,716	$1	$253,156	$(225,617)	$27,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,886)	$(5,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(1)	65
Depreciation and amortization	204	328
Stock-based compensation	960	810
Non-cash interest expense	161	142
Loss from investment in unconsolidated limited liability company	122	76
Loss on disposal of property and equipment	1	9
Modification of warrants	-	287
Changes in assets and liabilities:
Accounts receivable	41	369
Inventory	(33)	396
Prepaid expenses and other current assets	(338)	253
Other assets	112	150
Accounts payable	122	276
Accrued liabilities	311	(727)
Other noncurrent liabilities	(863)	104
Net cash used in operating activities	(5,087)	(3,253)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(85)
Net cash used in investing activities	(49)	(85)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	-	25,122
Proceeds from exercise of common warrants	-	179
Transaction costs in connection with Purchase Agreement with LPC	-	(40)
Proceeds from issuance of common shares from employee stock purchase plan	19	-
Net cash provided by financing activities	19	25,261
Net increase (decrease) in cash and cash equivalents	(5,117)	21,923

Cash and cash equivalents - beginning of period	19,162	6,523
Cash and cash equivalents - end of period	$14,045	$28,446

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Issuance of Series B convertible preferred stock in settlement of dividends	$1,263	$1,118
Issuance of note payable in settlement of accrued interest	$160	$141
Net transfer of equipment between inventory and property and equipment	$(47)	$(191)
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$69	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of March 31, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

As of March 31, 2022, there were Series B warrants to purchase a total of 285,632 shares of common stock, Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

2021 Public Offering

On January 19, 2021, the Company closed an underwritten public offering of units (the “January 2021 Offering”) for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve Medical.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of March 31, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

Elimination of Series C Convertible Preferred Stock

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

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. (See Note 11 – Common Stock.)

As of March 31, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $247,739,000, cash and cash equivalents of $14,045,000 and working capital of $7,236,000. The Company used cash of $5,087,000 in operations in the three months ended March 31, 2022. As of the date our condensed consolidated financial statements for the three months ended March 31, 2022 were issued, the Company did not have sufficient cash to fund its operations through May 31, 2023, without additional financing and, therefore, the Company concluded there was substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

The Company designs, develops, manufactures and markets a medical device that it refers to as the Viveve System, which is intended for the non-invasive treatment of vaginal introital laxity, for improved sexual function, for vaginal rejuvenation, for use in general surgical procedures for electrocoagulation and hemostasis, and stress urinary incontinence, depending on the relevant country-specific clearance or approval. The Viveve System consists of three main components: a radiofrequency generator housed in a table-top console, a reusable handpiece and a single-use treatment tip. Included with the system are single-use accessories (e.g. return pad, coupling fluid), as well as a cryogen canister that can be used for approximately four to five procedures, and a foot pedal. The Company outsources the manufacture and repair of the Viveve System to contract manufacturing partners. Also, certain other components and materials that comprise the device are currently manufactured by a single supplier or a limited number of suppliers. A significant supply interruption or disruption in the operations of the contract manufacturer or these third-party suppliers would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

In the United States, the Company sells its products primarily through a direct sales force to health care practitioners. Outside the United States, the Company sells through an extensive network of distribution partners. During the three months ended March 31, 2022, one distributor accounted for 41% of the Company’s revenue. During the three months ended March 31, 2021, one distributor accounted for 17% of the Company’s revenue.

As of March 31, 2022, no customer accounted for more than 10% of the Company’s accounts receivable, net. As of December 31, 2021, one direct customer accounted for 10% of total accounts receivable, net.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. Our typical payment terms vary by region and type of customer (distributor or physician). Occasionally, payment terms of up to six months may be granted to customers with an established history of collections without concessions. Should we grant payment terms greater than six months or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for revenue recognition have been met. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. The allowance for doubtful accounts was $37,000 as of March 31, 2022 and $66,000 as of December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company wrote-off accounts receivable totaling approximately $28,000 and $64,000, respectively, primarily related to U.S. customers.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of 6 to 12 months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. For the three months ended March 31, 2022 and 2021, rental revenue recognized during the period was $261,000 and $366,000, respectively. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue in the amounts of $506,000 and $452,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2022, the Company recognized revenue of $197,000 which was deferred as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized revenue of $230,000 which was deferred as of December 31, 2020.

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

Customer Advance Payments

From time to time, customers will pay for a portion of the products ordered in advance.  Upon receipt of such payments, the Company records the customer advance payment as a component of accrued liabilities on the condensed consolidated balance sheets. The Company will remove the customer advance payment from accrued liabilities when revenue is recognized upon shipment of the products.

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  March 31, 2022, or  December 31, 2021. The Company had customer contract liabilities in the amount of $4,000 and $7,000 that performance had not yet been delivered to its customers as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheet.

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended March 31, 2022, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract cost in the amount of $28,000 and $84,000 as of March 31, 2022 and December 31, 2021, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended March 31, 2022 and 2021, the amount of amortization of these costs was $17,000 and $14,000, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financial performance because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Asia Pacific	$868	$519
North America	770	925
Europe and Middle East	3	6
Total	$1,641	$1,450

The Company determines geographic location of its revenue based upon the destination of the shipments of its products.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in equity in earnings of unconsolidated affiliates on the condensed consolidated statements of operations and comprehensive loss. The Company utilizes a three-month lag in reporting equity income from its investments, adjusted for known amounts and events, when the investee’s financial information is not available timely or when the investee’s reporting period differs from our reporting period.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three months ended March 31, 2022 and 2021, no impairment charges have been recorded in the condensed consolidated statements of operations and comprehensive loss.

Product Warranty

The Company’s products sold to customers are generally subject to warranties between one and three years, which provides for the repair or replacement of products (at the Company’s option) that fail to perform within stated specifications. The Company has assessed the historical claims and, to date, product warranty claims have not been significant.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

		Three Months Ended
		March 31,
		2022	2021

Convertible preferred stock:
Series B convertible preferred stock	(a)	2,729,869	2,414,183
Series C convertible preferred stock	(b)		-
Warrants to purchase common stock		9,793,599	9,793,605
Stock options to purchase common stock		4,110,009	981,551
Deferred restricted common stock units		674,000	687,000
Deferred restricted common stock awards		228	232

(a)

As of March 31, 2022 and 2021, a total of 41,767 and 36,937 shares of Series B convertible preferred stock were outstanding and convertible into 2,729,869 and 2,414,283 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG LP (“CRG”) will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

(b)

Each share of Series C convertible preferred stock was convertible at any time at the holder’s option into one share of common stock. All Series C convertible preferred stock had been converted into common stock and there were no remaining shares outstanding. In March 2022, the Company filed a Certificate of Elimination with the Delaware Secretary of State with respect to the authorized shares of Series C convertible preferred stock.

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

There were no financial instruments that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2022, and December 31, 2021 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Investment in Unconsolidated Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with InControl Medical, LLC (“ICM”), a Wisconsin limited liability company focused on women’s health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in a limited liability company on the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of March 31, 2022, the Company owns approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended March 31, 2022 and 2021, the allocated net loss from ICM’s operations was $122,000 and $76,000, respectively.  The allocated net loss from ICM’s operations was recorded as loss from investment in unconsolidated limited liability company in the condensed consolidated statements of operations and comprehensive loss.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

During the three months ended March 31, 2022 and 2021, the Company purchased zero units of ICM products. Through March 31, 2022, the Company has purchased approximately 5,425 units of ICM products. The Company paid ICM $0 for product related costs during the three months ended March 31, 2022 and 2021. There were no amounts due to ICM for accounts payable as of March 31, 2022 and December 31, 2021.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021

Accrued interest	$980	$-
Accrued payroll and other related expenses	556	495
Deferred revenue - subscription rental program	498	448
Accrued clinical trial costs	378	337
Accrued bonuses	303	1,209
Current operating lease liabilities	234	225
Accrued professional fees	162	120
Other accruals	265	219
Total accrued liabilities	$3,376	$3,053

6.	Note Payable

On May 22, 2017, the Company entered into a Term Loan Agreement as amended on December 12, 2017 and November 29, 2018 (collectively the “2017 Loan Agreement”) with affiliates of CRG. The credit facility consists of $20,000,000 drawn at closing and access to additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 available under the credit facility. On December 29, 2017, the Company accessed the remaining $10,000,000 available under the credit facility.

In connection with the 2017 Loan Agreement, the Company issued two 10-year warrants to CRG to purchase a total of 223 shares of the Company’s common stock at an exercise price of $9,500.00 per share. (See Note 11 – Common Stock.)

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

As collateral for its obligations under the 2017 Loan Agreement, the Company entered into security agreements with CRG whereby the Company granted CRG a lien on substantially all of the Company’s assets, including intellectual property.

The terms of the 2017 Loan Agreement also required the Company to meet certain financial and other covenants. The 2017 Loan Agreement also contained customary affirmative and negative covenants for a credit facility of this size and type.

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $15.30 or $18.36 per share. (See Note 11 – Common Stock.) CRG entered into a one year lock-up agreement on all securities that it holds.

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

Pursuant to the amendment, the Company paid interest in-kind of $160,000 and $141,000 during the three months ended March 31, 2022 and 2021 which was added to the total outstanding principal loan amount.

As of March 31, 2022, the Company was in compliance with all covenants.

The term loan has a maturity date of March 31, 2023.

As of March 31, 2022, $5,285,000 was recorded on the condensed consolidated balance sheets, as note payable, current portion, which is net of the remaining unamortized debt discount. As December 31, 2021, $5,124,000 was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

As of March 31, 2022, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(703)
Present value of obligations	5,289
Less: Unamortized debt discount	(4)
Note payable, current portion	$5,285

7.	Paycheck Protection Program Loan

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

In February 2017, the Company entered into a sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term was 36 months and the monthly base rent for the first, second and third years was $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,027.88, $21,643.03 and $22,258.18 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

In October 2020, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease term commenced in December 2020 and will terminate in December 2023. The monthly lease payment is approximately $2,000.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table reflects the Company’s lease assets and lease liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021

Assets:
Operating lease right-of-use assets	$481	$534

Liabilities:
Current operating lease liabilities	$234	$225
Noncurrent operating lease liabilities	265	327
	$499	$552

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating lease expense for the three months ended March 31, 2022 and 2021 was $69,000 and $73,000, respectively.

As of March 31, 2022, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$212
2023	287
2024	67
Total lease payments	566
Less: Amount representing interest	(67)
Present value of lease liabilities	$499

The weighted average remaining lease term was approximately 24 months as of March 31, 2022. The weighted average discount rate for the three months ended March 31, 2022 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of March 31, 2022, minimum future rentals from customers on operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$456
2023	50
Total	$506

As of March 31, 2022, the Company included rental program equipment related to these operating lease agreements with a net value of $459,000 in property and equipment, net on the condensed consolidated balance sheets. The depreciation expense for rental program equipment for the three months ended March 31, 2022 and 2021 is $58,000 and $110,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended March 31, 2022, the Company paid a dividend in-kind of an additional 1,263 shares of Series B convertible preferred stock and a cash dividend of approximately $3,000 for the remaining fractional shares. During the three months ended March 31, 2021, the Company paid a dividend in-kind of an additional 1,118 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. The Company has issued a total of 10,467 shares of Series B convertible preferred stock and paid approximately $19,000 in cash as preferred dividends to the holders of Series B convertible preferred stock through March 31, 2022.

As of March 31, 2022 and December 31, 2021, there were 41,767 and 40,504 shares of Series B convertible preferred stock outstanding and convertible into 2,729,869 and 2,647,320 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

11.	Common Stock

Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into the Purchase Agreement with LPC, which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month term of the Purchase Agreement.

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

As of March 31, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

2021 Public Offering

On January 19, 2021, the Company closed the January 2021 Offering for gross proceeds of approximately $27,600,000, which included the exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by Viveve Medical.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of March 31, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the three months ended March 31, 2022 and 2021.

Warrants for Common Stock

As of March 31, 2022, outstanding warrants to purchase shares of common stock were as follows:

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
				9,793,599

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented on the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three months ended March 31, 2022 and 2021, the Company recorded $1,000 and $1,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of March 31, 2022, the unamortized debt discount was $4,000.

In connection with the January 2021 Offering, warrants to purchase up to 8,117,640 shares of common stock were issued in the offering. The warrants to purchase one share of common stock have an exercise price of $3.40 per share and expire on the fifth anniversary of the date of issuance.

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

The incremental fair value of the Series B, A-2 and B-2 warrants is included in other income (expense) on the condensed consolidated statement of operations and comprehensive loss, with a corresponding increase to additional paid-in capital on the condensed consolidated balance sheet.

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

No shares issuable pursuant to warrants have been cancelled during the three months ended March 31, 2022 and 2021.

No shares issuable pursuant to warrants expired during the three months ended March 31, 2022 and 2021.

As of Marcher 31, 2022, there were no Series A warrants to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock outstanding.

As of March 31, 2022, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock outstanding.

As of March 31, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock outstanding.

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

As of March 31, 2022, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 0.8 years.

Effective January 1, 2022, the total common stock reserved for issuance under the 2013 Plan was increased by 1,076,833 shares from 3,940,136 shares to a total of 5,016,969 shares under the evergreen provision of the 2013 Plan.

As of March 31, 2022, there were outstanding stock option awards issued from the 2013 Plan covering a total of 4,109,997 shares of the Company’s common stock and there remain reserved for future awards 234,319 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $6.05 per share and the remaining contractual term is 9.0 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Three Months Ended March 31, 2022
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, January 1, 2022	3,173,103	$7.51	9.0	$-
Options granted	941,000	$1.26
Options exercised	-
Options canceled	(4,094)	$7.69
Options outstanding, March 31, 2022	4,110,009	$6.08	9.0	$-

Vested and exercisable and expected to vest, March 31, 2022	3,818,956	$6.34	9.0	$-

Vested and exercisable, March 31, 2022	995,692	$15.65	8.4	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of March 31, 2022.

The options outstanding and exercisable as of March 31, 2022 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			March 31, 2022	Price	Term (Years)	March 31, 2022	Price

$1.26	-	$1.26	941,000	$1.26	9.8	39,212	$1.26
$2.28	-	$2.96	2,207,000	$2.73	9.2	387,341	$2.73
$3.06	-	$3.40	10,000	$3.20	9.0	1,833	$3.26
$4.45	-	$4.80	11,900	$4.72	8.7	3,832	$4.71
$5.10	-	$5.40	88,000	$5.28	8.5	62,563	$5.34
$6.90	-	$6.90	5,400	$6.90	8.0	2,700	$6.90
$8.60	-	$8.91	827,800	$8.69	7.7	481,974	$8.69
$10.90	-	$13.60	15,500	$12.64	7.9	12,865	$13.00
$380.00	-	$9,920.00	3,409	$2,878.01	6.0	3,372	$2,890.61
Total:			4,110,009	$6.08	9.0	995,692	$15.65

Deferred Restricted Stock Units

As of March 31, 2022, there are 674,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

During the three months ended March 31, 2022, no RSUs for shares of common stock were granted by the Company.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three months ended March 31, 2022, no RSUs for shares of common stock were cancelled. During the three months ended March 31, 2021, RSUs for 3,000 shares of common stock were cancelled.

Deferred Restricted Stock Awards

As of March 31, 2022, there are 228 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three months ended March 31, 2022 and 2021, no RSAs for shares of common stock were granted by the Company.

During the three months ended March 31, 2022, no RSAs for shares of common stock were cancelled. During the three months ended March 31, 2021, RSAs for 2 shares of common stock were cancelled.

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

The activity of the Company’s 2017 ESPP for the three months ended March 31, 2022 is described as follows:

●	The fifteenth offering period under the Company’s 2017 ESPP began on January 1, 2022, and ended on March 31, 2022, and 20,691 shares were issued on March 31, 2022 at a purchase price of $0.90.

The Company estimated the fair value of purchase rights under the ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of March 31, 2022, the remaining shares available for issuance under the 2017 ESPP were 451,179 shares.

Stock-Based Compensation

During the three months ended March 31, 2022, the Company granted stock options to employees and nonemployees to purchase 941,000 shares of common stock with a weighted average grant date fair value of $0.92 per share. During the three months ended March 31, 2021, the Company granted stock options to employees and nonemployees to purchase 7,000 shares of common stock with a weighted average grant date fair value of $2.19 per share.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2022	2021

Expected term (in years)	6	5
Average volatility	88%	87%
Risk-free interest rate	1.43%	0.82%
Dividend yield	0%	0%

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

The following table shows stock-based compensation expense for options, RSUs and ESPP shares included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021

Cost of revenue	$65	$55
Research and development	123	97
Selling, general and administrative	772	658
Total	$960	$810

As of March 31, 2022, the total unrecognized compensation cost in connection with unvested stock options was approximately $6,020,000. These costs are expected to be recognized over a period of approximately 2.8 years.

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. For the three months ended March 31, 2022 and 2021, the stock-based compensation expense for RSUs was $274,000 and $222,000, respectively.

As of March 31, 2022, the total unrecognized compensation cost in connection with unvested RSUs was approximately $877,000. These costs are expected to be recognized over a period of approximately 0.8 years.

For the three months ended March 31, 2022, the stock-based compensation expense for ESPP shares was not significant.

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

The Company’s effective tax rate is 0% for the three months ended March 31, 2022 and 2021. The Company expects that its effective tax rate for the full year 2022 will be 0%.

14.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. The Company’s first generation Viveve System which consists of a generator, handpiece and disposable treatment tip was designed and manufactured by Stellartech. Stellartech was the sole source supplier for this version of the Viveve System. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. The price per unit was variable and dependent on the volume and timing of units ordered. The Company purchased 855 units through September 2019. The Company no longer manufacture generators, handpieces or disposable treatment tips at Stellartech. However, the Company continues to have technology licenses with Stellartech. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $0 and $77,000 for goods and services during the three months ended March 31, 2022 and 2021, respectively. The amounts due to Stellartech for accounts payable as of March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

In August 2017, the Company entered into a Distributorship Agreement with ICM. Under the terms of the Distributorship Agreement, the Company had a minimum purchase requirement to purchase a certain quantity of ICM products per month during the term of this agreement. In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month. (See Note 4 – Investment in Unconsolidated Limited Liability Company for transactions with ICM.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 17, 2022. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Viveve Medical, Inc. and our wholly-owned subsidiaries, Viveve, Inc. and Viveve BV.

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through RF, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 50 countries throughout the world under the following indications for use:

Indication for Use:	No. of Countries:
General surgical procedures for electrocoagulation and hemostasis	4 (including the U.S.)
General surgical procedures for electrocoagulation and hemostasis of vaginal tissue and for the treatment of vaginal laxity	29
For treatment of vaginal laxity	5
For treatment of the vaginal introitus, after vaginal childbirth, to improve sexual function	9
General surgical procedures for electrocoagulation and hemostasis and for the treatment of vaginal laxity	1
For vaginal rejuvenation	1
For treatment of vaginal laxity, urinary incontinence and sexual function	1

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of March 31, 2022, we have a global installed base of 895 Viveve Systems and we have sold approximately 63,600 single-use treatment tips worldwide.

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

PURSUIT is a randomized, double-blinded, sham-controlled trial with an enrollment of 415 subjects with moderate SUI (≥ 10ml – 50ml urine leakage on the 1-hour Pad Weight Test) at approximately 30 study sites in the U.S. Randomized in a 2:1 ratio for active and sham treatments, subjects in the active treatment arm received a CMRF treatment (90J/cm2 RF and cryogen-cooling), while subjects in the control arm received an inert sham treatment.

The primary efficacy endpoint of the PURSUIT trial is a comparison of the proportion of patients who experience greater than 50% reduction in urine leakage compared to baseline on the standardized 1-hour Pad Weight Test at 12 months post-treatment versus an inert sham procedure. The study also includes several secondary endpoints, including: proportion of patients who experience greater than 50% reduction in urine leakage on the standardized 1-hour Pad Weight Test at three and six months post-treatment, percentage change from baseline in the 1-hour Pad Weight Test at three, six and 12 months, percent of subjects with no incontinence episodes at three, six and 12 months post treatment as assessed with the three-day bladder voiding diary, and change from baseline in the MESA Questionnaire (Medical, Epidemiologic and Social Aspects of Aging), Incontinence Quality of Life (I-QOL), Patient Global Impression of Improvement (PGI-1) Questionnaire, and International Consultation on Incontinence Modular Questionnaire-Urinary Incontinence Short Form (ICIQ-UI-SF) at three, six, nine and 12 months post-treatment. Subject safety will be monitored throughout the study.

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

Impact of the Coronavirus

As of the filing of this Quarterly Report, the United States and many other countries continue to face outbreaks or resurgences of the highly transmissible pathogenic coronavirus and its variants, which has resulted in a widespread global health crisis, adversely affected general commercial activity and the economies and financial markets of many countries and may continue to adversely affect our business, financial condition and results of operations. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Plan of Operation

We intend to increase our sales both internationally and in the U.S. market by seeking additional regulatory clearances or approvals for the sale and distribution of our products, identifying and training qualified distributors, and expanding the scope of physicians who offer the Viveve System.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our current operations through December 2022; however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than 500,000 annually.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue	$1,641	$1,450	$191	13%

We recorded revenue of $1,641,000 for the three months ended March 31, 2022, compared to revenue of $1,450,000 for the three months ended March 31, 2021, an increase of $191,000, or approximately 13%. The increase in revenue was primarily due to higher average selling prices of Viveve Systems and higher sales volume of treatment tips sold globally, partially offset by a decrease in rental revenue from a lower rental installed base. Sales in the first quarter of 2022 included eight Viveve Systems sold and approximately 2,750 disposable treatment tips sold globally. Sales in the first quarter of 2021 included eight Viveve Systems sold and approximately 2,450 disposable treatment tips sold globally.

Under the recurring revenue rental program, we placed seven Viveve Systems in the U.S. market in the first quarter of 2022; however, these new placements were offset by the non-renewal of subscriptions for four Viveve Systems during the period. In the first quarter of 2021, we placed four Viveve Systems under the subscription offering program in the U.S. market; but these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the non-renewal of subscriptions for six Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended March 31, 2022 and 2021, rental revenue recognized during the period was $261,000 and $366,000, respectively.

Gross profit

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Gross profit	$320	$382	$(62)	(16)%

Gross profit was $320,000 or 20% of revenue, for the three months ended March 31, 2022, compared to a gross profit of $382,000, or 26% of revenue, for the three months ended March 31,2021, a decrease of $62,000, or approximately 16%. The decrease in gross profit was primarily due to higher inventory related costs, partially offset by higher average selling prices of Viveve Systems during the period.

Research and development expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Research and development	$2,140	$1,930	$210	11%

Research and development expenses totaled $2,140,000 for the three months ended March 31, 2022, compared to research and development expense of $1,930,000 for the three months ended March 31,2021, an increase of $210,000, or approximately 11%. Spending on research and development increased primarily due to higher personnel costs and additional stock-based compensation expense for equity awards, and increased engineering and development work related to our products. Research and development expense in the first quarter of 2021 also included spending on advertising and marketing services related to the enrollment of subjects for the PURSUIT trial; such spending was no longer needed in the first quarter of 2022 due to completion of subject enrollment in the fourth quarter of 2021.

Selling, general and administrative expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,653	$3,581	$72	2%

Selling, general and administrative expenses totaled $3,653,000 for the three months ended March 31, 2022, compared to $3,581,000 for the three months ended March 31, 2021, an increase of $72,000, or approximately 2%. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and additional stock-based compensation expense for equity awards, partially offset by reduced spending for sales and marketing efforts during the period.

Modification of warrants

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Modification of warrants	$-	$287	$(287)	(100)%

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

Interest expense, net

	Three Months Ended
	March 31,		Change
	2022	2021	a$	%
	(in thousands, except percentages)

Interest expense, net	$270	$234	$36	15%

During the three months ended March 31, 2022, we had interest expense, net of $270,000 compared to interest expense, net of $234,000 for the three months ended March 31 ,2021, a change of $36,000, or approximately 15%. The increase resulted primarily from a higher term loan balance compared to the first quarter of 2021 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Other expense, net	$21	$65	$(44)	(68)%

During the three months ended March 31, 2022, we had other expense, net of $21,000 compared to $65,000 for the three months ended March 31, 2021.

Loss from investment in unconsolidated limited liability company

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss from investment in unconsolidated limited liability company	$122	$76	$46	61%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). For the three months ended March 31, 2022, the allocated net loss from ICM’s operations was $122,000 compared to $76,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2022 and 2021

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $247,739,000, cash and cash equivalents of $14,045,000 and working capital of $7,236,000. We used cash of $5,087,000 for operations during the three months ended March 31, 2022. As of the date our condensed consolidated financial statements for the three months ended March 31, 2022 were issued, we did not have sufficient cash to fund our operations through May 31, 2023, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended
	March 31,
	2022	2021

Net cash used in operating activities	$(5,087)	$(3,253)
Net cash used in investing activities	(49)	(85)
Net cash provided by financing activities	19	25,261
Net increase (decrease) in cash and cash equivalents	$(5,117)	$21,923

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $5,087,000 for the three months ended March 31, 2022 compared to $3,253,000 used for the three months ended March 31,2021. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the three months ended March 31, 2022 consisted of a net loss of $5,886,000 adjusted for non-cash expenses including bad debt recovery of $1,000, depreciation and amortization of $204,000, stock-based compensation of $960,000, non-cash interest expense of $161,000, a loss from investment in unconsolidated limited liability company of $122,000, a loss on disposal of property and equipment of $1,000, and cash outflows from changes in operating assets and liabilities of $648,000. The change in operating assets and liabilities was primarily due to decrease in accounts receivable of $41,000, an increase in inventory of $33,000, an increase in prepaid expenses and other current assets of $338,000, a decrease in other assets of $112,000, an increase in accounts payable $122,000, an increase in accrued liabilities of $311,000, and a decrease of other noncurrent liabilities of $863,000.

Net cash used during the three months ended March 31, 2021 consisted of a net loss of $5,791,000 adjusted for non-cash expenses including provision for doubtful accounts $65,000, depreciation and amortization of $328,000, stock-based compensation of $810,000, non-cash interest expense of $142,000, a loss from investment in unconsolidated limited liability company of $76,000, a loss on disposal of property and equipment of $9,000, a noncash charge for the modification of warrants of $287,000, and cash inflows from changes in operating assets and liabilities of $821,000. The change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $369,000, a decrease in inventory of $396,000, a decrease in prepaid expenses and other current assets of $253,000, a decrease in other assets of $150,000, an increase in accounts payable $276,000, a decrease in accrued liabilities of $727,000, and an increase of other noncurrent liabilities of $104,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 and 2021 was $49,000 and $85,000, respectively. Net cash used in investing activities during the three months ended March 31, 2022 and 2021 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $19,000, which was the result of proceeds from issuance of common shares from the employee stock purchase plan.

Net cash provided by financing activities during the three months ended March 31, 2021 was $25,261,000, which was the result of net proceeds of $25,122,000 from the January 2021 Offering net of issuance costs and proceeds of $179,000 from exercises of common warrants, offset by transaction costs of $40,000 in connection with the Purchase Agreement with LPC.

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of December 31, 2021, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. As of March 31, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

Contractual Payment Obligations

In February 2017, we entered into a sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term was 36 months and the monthly base rent for the first, second and third years was $20.50, $21.12 and $21.75 per rentable square foot, respectively. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The monthly gross rent for the first, second and third years of the lease extension is $21,027.88, $21,643.03 and $22,258.18 per month, respectively. The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $5,285,000 as of March 31, 2022.

In October 2020, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced in December 2020 and will terminate in December 2023. The monthly payment is approximately $2,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 17, 2022.

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

Other than as discussed above and elsewhere in this Quarterly Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Inflation

Inflation has increased during the periods covered by this Quarterly Report and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and increased product pricing due to semiconductor product shortages.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B convertible preferred stock, we issued 1,263 shares of Series B convertible preferred stock in lieu of $1,263,000 in cash dividend to holders of Series B convertible preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on March 31, 2022.

The shares of Series B convertible preferred stock will only be convertible into common stock, following such time as we have filed an amendment to the certificate of incorporation that authorizes at least 125,000,000 shares of common stock. We may remove the requirement of authorized common stock increase for the conversion of Series B convertible preferred stock to enable CRG to convert its shares to common stock. The conversion or exercise of securities issued to affiliates of CRG are also further subject to certain beneficial ownership restrictions. If the Series B convertible preferred stock becomes convertible into common stock, it will be convertible into that number of shares of common stock determined by dividing $1,000 by the conversion price of $15.30.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Document

3.1.1(1)	Certificate of Conversion for Delaware.

3.1.2(2)	Amended and Restated Certificate of Incorporation.

3.1.3(3)	Articles of Amendment to the Articles of Continuance of Viveve Medical, Inc.

3.1.4(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed September 18, 2019.

3.1.5(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed November 30, 2020.

3.1.6(6)	Certificate of Elimination of Series A Preferred Stock.

3.1.7(7)	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

3.1.8(8)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock.

3.1.9(9)	Certificate of Elimination of Series C Preferred Stock.

3.2(2)	Amended and Restated Bylaws.

3.3(10)	Amendment to the Amended and Restated Bylaws.

10.1+*	Fifth Amended and Restated Viveve Medical, Inc. Independent Director Compensation Policy.

10.2+(11)	Form of Retention Bonus Agreement.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

**  This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+  Management contract or compensation plan, contract or arrangement.

(1)	Incorporated by reference from the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

(2)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on August 16, 2017.

(3)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on April 14, 2016.

(4)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on September 18, 2019.

(5)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 1, 2020.

(6)	Incorporated by reference from the Form 8-K filed with the SEC on December 18, 2020.

(7)	Incorporated by reference from the Form S-1/A filed with the SEC on November 21, 2019.

(8)	Incorporated by reference from the Form 8-K filed with the SEC on January 19, 2021.

(9)	Incorporated by reference from the Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.

(10)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 16, 2021.

(11)	Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on January 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2022	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)