Form 10-Q
period 2022-06-30
VIVEVE MEDICAL, INC.
filed 2022-08-11
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the issuer had 10,665,042 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,431	$19,162
Accounts receivable, net of allowance for doubtful accounts of $5 and $66 as of June 30, 2022 and December 31, 2021, respectively	801	549
Inventory	1,599	1,472
Prepaid expenses and other current assets	1,407	1,055
Total current assets	13,238	22,238
Property and equipment, net	1,114	1,554
Investment in unconsolidated limited liability company	-	577
Other assets	1,136	1,544
Total assets	$15,488	$25,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$904	$1,480
Accrued liabilities	3,655	3,053
Note payable, current portion	5,453	-
Total current liabilities	10,012	4,533
Note payable, noncurrent portion	-	5,124
Other noncurrent liabilities	200	1,190
Total liabilities	10,212	10,847
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; Series B preferred stock, $0.0001 par value; 43,069 and 40,504 shares issuedand outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2021		-

Common stock, $0.0001 par value; 75,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 10,665,042 and 10,619,846 shares issued and outstanding as of  June 30, 2022 and December 31, 2021, respectively

Additional paid-in capital	258,813	256,918
Accumulated deficit	(253,538)	(241,853)
Total stockholders’ equity	5,276	15,066
Total liabilities and stockholders’ equity	$15,488	$25,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$1,795	$1,654	$3,436	$3,104
Cost of revenue	1,501	1,489	2,822	2,557
Gross profit	294	165	614	547

Operating expenses:
Research and development	1,921	2,180	4,061	4,110
Selling, general and administrative	3,393	2,930	7,046	6,511
Total operating expenses	5,314	5,110	11,107	10,621
Loss from operations	(5,020)	(4,945)	(10,493)	(10,074)
Gain on forgiveness of Paycheck Protection Program loan	-	1,358	-	1,358
Modification of warrants	-	(86)	-	(373)
Interest expense, net	(284)	(245)	(554)	(479)
Other expense, net	(40)	(53)	(61)	(118)
Net loss from consolidated companies	(5,344)	(3,971)	(11,108)	(9,686)
Impairment loss on investment in unconsolidated limited liability company	(455)	-	(455)	-
Loss from investment in unconsolidated limited liability company	-	(79)	(122)	(155)
Comprehensive and net loss	(5,799)	(4,050)	(11,685)	(9,841)
Series B convertible preferred stock dividends	(1,305)	(1,119)	(2,571)	(2,273)
Net loss attributable to common stockholders	$(7,104)	$(5,169)	$(14,256)	$(12,114)

Net loss per share of common stock:
Basic and diluted	$(0.67)	$(0.49)	$(1.34)	$(1.27)

Weighted average shares used in computing net loss per common share:
Basic and diluted	10,640,806	10,501,057	10,630,498	9,573,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2022	40,504	$-	-	$-	10,619,846	$1	$256,918	$(241,853)	$15,066
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,266)	-	(1,266)
Dividend on Series B convertible preferred stock paid in PIK shares	1,263	-	-	-	-	-	1,263	-	1,263
Stock-based compensation expense	-	-	-	-	-	-	960	-	960
Issuance of common shares from employee stock purchase plan	-	-	-	-	20,691	-	19	-	19
Net loss	-	-	-	-	-	-	-	(5,886)	(5,886)
Balances as of March 31, 2022	41,767	-	-	-	10,640,537	1	257,894	(247,739)	10,156
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,305)	-	(1,305)
Dividend on Series B convertible preferred stock paid in PIK shares	1,302	-	-	-	-	-	1,302	-	1,302
Stock-based compensation expense	-	-	-	-	-	-	909	-	909
Issuance of common shares from employee stock purchase plan	-	-	-	-	24,505	-	13	-	13
Net loss	-	-	-	-	-	-	-	(5,799)	(5,799)
Balances as of June 30, 2022	43,069	$-	-	$-	10,665,042	$1	$258,813	$(253,538)	$5,276

							Additional		Total
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2021	35,819	$-	-	$-	2,171,316	$-	$226,800	$(219,826)	$6,974
January 2021 Offering, net issuance costs	-	-	-	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	2,450,880	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-	-	-	287	-	287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(40)	-	(40)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,119)	-	(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	1,118	-	-	-	-	-	1,118	-	1,118
Stock-based compensation expense	-	-	-	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(5,791)	(5,791)
Balances as of March 31, 2021	36,937	-	-	-	10,341,716	1	253,156	(225,617)	27,540
Issuance of purchased common shares under the Purchase Agreement with LPC	-	-			250,000	-	704	-	704
Transaction costs in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	(31)	-	(31)
Modification of exercise price of warrants in connection with First Amendment to Purchase Agreement with LPC
Purchase Agreement with LPC	-	-	-	-	-	-	86	-	86
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,154)	-	(1,154)
Dividend on Series B convertible preferred stock paid in PIK shares	1,153	-	-	-	-	-	1,153	-	1,153
Stock-based compensation expense	-	-	-	-	-	-	867	-	867
Net loss	-	-	-	-	-	-	-	(4,050)	(4,050)
Balances as of June 30, 2021	38,090	$-	-	$-	10,591,716	$1	$254,781	$(229,667)	$25,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(11,685)	$(9,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(3)	89
Depreciation and amortization	392	636
Stock-based compensation	1,869	1,677
Non-cash interest expense	329	291
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	-	17
Impairment loss on investment in unconsolidated limited liability company	455	-
Loss from investment in unconsolidated limited liability company	122	155
Loss on disposal of property and equipment	19	9
Modification of warrants	-	373
Gain on forgiveness of Paycheck Protection Program loan	-	(1,358)
Changes in assets and liabilities:
Accounts receivable	(249)	(15)
Inventory	10	855
Prepaid expenses and other current assets	(352)	308
Other assets	300	141
Accounts payable	(576)	(219)
Accrued liabilities	577	(317)
Other noncurrent liabilities	(863)	211
Net cash used in operating activities	(9,655)	(6,988)

Cash flows from investing activities:
Purchase of property and equipment	(108)	(78)
Net cash used in investing activities	(108)	(78)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	-	25,122
Proceeds from exercise of common warrants	-	179
Proceeds from purchase of common shares under Purchase Agreement with LPC	-	704
Transaction costs in connection with Purchase Agreement with LPC	-	(71)
Proceeds from issuance of common shares from employee stock purchase plan	32	-
Net cash provided by financing activities	32	25,934
Net increase (decrease) in cash and cash equivalents	(9,731)	18,868

Cash and cash equivalents - beginning of period	19,162	6,523
Cash and cash equivalents - end of period	$9,431	$25,391

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Forgiveness of Paycheck Protection Program loan	$-	$1,358
Issuance of Series B convertible preferred stock in settlement of dividends	$2,565	$2,271
Issuance of note payable in settlement of accrued interest	$327	$289
Net transfer of equipment between inventory and property and equipment	$(137)	$(233)
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$138	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of June 30, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

As of June 30, 2022, there were Series B warrants to purchase a total of 285,632 shares of common stock, Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of June 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

As of June 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

The equity facility with LPC has a maturity date of January 9, 2023.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $253,538,000, cash and cash equivalents of $9,431,000 and working capital of $3,226,000. The Company used cash of $9,655,000 in operations in the six months ended June 30, 2022. Additionally, the outstanding principal balance under the 2017 Loan Agreement was $5,453,000 as of June 30, 2022 and the term loan has a maturity date of March 31, 2023. As of the date our condensed consolidated financial statements for the six months ended June 30, 2022 were issued, the Company did not have sufficient cash to fund its operations through August 31, 2023, without additional financing and, therefore, the Company concluded there was substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition, and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all.

Nasdaq Notice

On May 31, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, it did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided the Company with 180 calendar days, or until November 28, 2022, to regain compliance. Compliance can be achieved by meeting the minimum bid price of $1.00 for ten (10) consecutive trading days. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting.

In the event that the Company’s common stock is delisted from Nasdaq, trading of its common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, the Company’s common stock, and there would likely also be a reduction in its coverage by security analysts and the news media, which could cause the price of the Company’s common stock to decline further. Also, it may be difficult for the Company to raise additional capital if it is not listed on a major exchange.

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

In the United States, the Company sells its products primarily through a direct sales force to health care practitioners. Outside the United States, the Company sells through an extensive network of distribution partners. During the three months ended June 30, 2022, one distributor accounted for 29% of the Company’s revenue. During the three months ended June 30, 2021, one distributor accounted for 34% of the Company’s revenue. During the six months ended June 30, 2022, one distributor accounted for 35% of the Company’s revenue. During the six months ended June 30, 2021, one distributor accounted for 26% of the Company’s revenue.

As of June 30, 2022, one distributor accounted for 39% of the Company’s accounts receivable, net. As of December 31, 2021, one direct customer accounted for 10% of total accounts receivable, net.

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

During the three and six months ended June 30, 2022, the Company wrote-off accounts receivable totaling approximately $30,000 and $58,000, respectively, primarily related to U.S. customers. During the three month and six months ended June 30, 2021, the Company wrote-off accounts receivable totaling approximately $64,000 and $74,000, respectively, primarily related to U.S. customers.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of 6 to 12 months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. For the three and six months ended June 30, 2022, rental revenue recognized during the period was $273,000 and $534,000, respectively. For the three and six months ended June 30, 2021, rental revenue recognized during the period was $323,000 and $689,000, respectively. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue in the amounts of $464,000 and $452,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recognized revenue of $118,000 and $315,000 which was deferred as of December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized revenue of $66,000 and $296,000 which was deferred revenue as of December 31, 2020.

In connection with the lease of the Viveve System, the Company offers single-use treatment tips and ancillary consumables that are considered non-lease components. In the contracts with lease and non-lease components, the Company follows the relevant guidance in Accounting Standards Codification 606, Revenue from Contracts with Customers, to determine how to allocate contractual consideration between the lease and non-lease components.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  June 30, 2022, or  December 31, 2021. The Company had customer contract liabilities in the amount of $6,000 and $7,000 that performance had not yet been delivered to its customers as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets.

Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended June 30, 2022, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract cost in the amount of $48,000 and $84,000 as of June 30, 2022 and December 31, 2021, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended June 30, 2022 and 2021, the amount of amortization was $20,000 and $20,000, respectively. For the six months ended June 30, 2022 and 2021, the amount of amortization was $37,000 and $34,000, respectively. There was no impairment loss in relation to the costs capitalized.

Shipping and Handling

Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of revenue. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financial performance because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

North America	$1,101	$994	$1,871	$1,919
Asia Pacific	694	658	1,562	1,177
Europe and Middle East	-	2	3	8
Total	$1,795	$1,654	$3,436	$3,104

The Company determines geographic location of its revenue based upon the destination of the shipments of its products.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in entities that it does not control but has the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) the proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. The Company eliminates all intercompany transactions in accounting for equity method investments. The Company records the proportionate share of the investees’ net income or losses in loss from investment in unconsolidated limited liability company on the condensed consolidated statements of operations and comprehensive loss. The Company utilizes a three-month lag in reporting equity income from its investments, adjusted for known amounts and events, when the investee’s financial information is not available timely or when the investee’s reporting period differs from our reporting period.

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three and six months ended June 30, 2022, the Company recognized an impairment loss charge on its investment in InControl Medical, LLC (“ICM”) of $455,000 which has been recorded in the condensed consolidated statements of operations and comprehensive loss. (See Note 4 – Investment in Unconsolidated Limited Liability Company.) During the three and six months ended June 30, 2021, no impairment losses have been recorded in the condensed consolidated statements of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2022		2021

Convertible preferred stock:
Series B convertible preferred stock	(a)	2,814,967	2,489,542
Series C convertible preferred stock	(b)	-	-
Warrants to purchase common stock		9,793,599	9,793,599
Stock options to purchase common stock		4,124,009	3,188,628
Deferred restricted common stock units		674,000	684,000
Deferred restricted common stock awards		228	232

(a)

As of June 30, 2022 and 2021, a total of 43,069 and 38,090 shares of Series B convertible preferred stock were outstanding and convertible into 2,814,967 and 2,489,542 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG LP (“CRG”) will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

Recently Issued Accounting Standards

In June 2016, the Financial Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

There were no financial instruments that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as of June 30, 2022, and December 31, 2021 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Investment in Unconsolidated Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with ICM, a Wisconsin limited liability company focused on women’s health, pursuant to which the Company will directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in an unconsolidated limited liability company on the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of June 30, 2022, the Company holds an approximately 7% ownership interest in ICM. The Company recognizes its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended June 30, 2022 and 2021, the allocated net loss from ICM’s operations was $0 and $79,000, respectively. For the six months ended June 30, 2022 and 2021, the allocated net loss from ICM’s operations was $122,000 and $155,000, respectively.  The allocated net loss from ICM’s operations was recorded as loss from investment in unconsolidated limited liability company on the condensed consolidated statements of operations and comprehensive loss.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

As a result of a difficult business operating environment, which led to ICM laying off all of its employees and closing its office, and consideration of the financial results of ICM during the three and six months ended June 30, 2022, the Company recorded an impairment loss on investment in unconsolidated limited liability company on the condensed consolidated statements of operations and comprehensive loss in the amount of $455,000.

During the three and six months ended June 30, 2022 and 2021, the Company purchased zero and 100 units of ICM products for approximately $0 and $12,000, respectively. Through June 30, 2022, the Company has purchased approximately 5,425 units of ICM products. The Company paid ICM $0 and $10,000 for product related costs during the three and six months ended June 30, 2022 and 2021, respectively. There were no amounts due to ICM for accounts payable as of June 30, 2022 and December 31, 2021.

5.	Accrued Liabilities

 Accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021

Accrued interest	$1,102	$-
Accrued bonuses	606	1,209
Accrued payroll and other related expenses	545	495
Deferred revenue - subscription rental program	464	452
Accrued clinical trial costs	306	337
Current operating lease liabilities	244	225
Accrued professional fees	201	120
Other accruals	187	215
Total accrued liabilities	$3,655	$3,053

6.	Note Payable

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

On November 12, 2019, the Company and CRG amended the 2017 Loan Agreement (the “Amendment No. 3”). In connection with the amendment, the Company converted approximately $28,981,000 of the outstanding principal amount under the term loan plus accrued interest, the prepayment premium and the back-end facility fee for an aggregate amount of converted debt obligations of approximately $31,300,000. The debt obligations converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The warrants have a term of 5 years and an exercise price equal to 120% of the Series convertible B preferred stock conversion price of $15.30 or $18.36 per share. (See Note 11 – Common Stock.) CRG entered into a one-year lock-up agreement on all securities that it holds.

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

Pursuant to the amendment, the Company paid interest in-kind of $167,000 and $327,000 during the three and six months ended June 30, 2022, which was added to the total outstanding principal loan amount. During the three and six months ended June 30, 2021, the Company paid interest in-kind of $148,000 and $289,000, respectively, which was added to the total outstanding principal loan amount.

As of June 30, 2022, the Company was in compliance with all covenants.

The term loan has a maturity date of March 31, 2023.

As of June 30, 2022, $5,453,000 was recorded on the condensed consolidated balance sheets, as note payable, current portion, which is net of the remaining unamortized debt discount. As December 31, 2021, $5,124,000 was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

As of June 30, 2022, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(536)
Present value of obligations	5,456
Less: Unamortized debt discount	(3)
Note payable, current portion	$5,453

7.	Paycheck Protection Program Loan

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

In February 2017, the Company entered into a sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. The lease term was 36 months. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

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

The following table reflects the Company’s lease assets and lease liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021

Assets:
Operating lease right-of-use assets	$426	$534

Liabilities:
Current operating lease liabilities	$244	$225
Noncurrent operating lease liabilities	200	327
	$444	$552

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating lease expense for the three months ended June 30, 2022 and 2021 was $69,000 and $69,000, respectively. The operating leases expense for the six months ended June 30, 2022 and 2021 was $138,000 and $149,000, respectively.

As of June 30, 2022, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$142
2023	287
2024	67
Total lease payments	496
Less: Amount representing interest	(52)
Present value of lease liabilities	$444

The weighted average remaining lease term was approximately 21 months as of June 30, 2022. The weighted average discount rate for the three months ended June 30, 2022 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of June 30, 2022, minimum future rentals from customers on operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$346
2023	118
Total	$464

As of June 30, 2022, the Company included rental program equipment related to these operating lease agreements with a net value of $397,000 in property and equipment, net on the condensed consolidated balance sheets. The depreciation expense for that property and equipment for the three and six months ended June 30, 2022 was $55,000 and $113,000, respectively. The depreciation expense for that property and equipment for the three and six months ended June 30, 2021, was $60,000 and $170,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended June 30, 2022, the Company paid a dividend in-kind of an additional 1,302 shares of Series B convertible preferred stock and a cash dividend of approximately $3,000 for the remaining fractional shares. During the three months ended June 30, 2021, the Company paid a dividend in-kind of an additional 1,153 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. During the six months ended June 30, 2022, the Company paid dividend in-kind of an additional 2,565 shares of Series B convertible preferred stock and a cash dividend of approximately $6,000 for the remaining fractional shares. During the six months ended June 30, 2021, the Company paid dividend in-kind of an additional 2,271 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. The Company has issued a total of 11,769 shares of Series B convertible preferred stock and paid approximately $22,000 in cash as preferred dividends to the holders of Series B convertible preferred stock through June 30, 2022.

As of June 30, 2022 and December 31, 2021, there were 43,069 and 40,504 shares of Series B convertible preferred stock outstanding and convertible into 2,814,967 and 2,647,320 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

As of June 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

The equity facility with LPC has a maturity date of January 9, 2023.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of June 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the three and six months ended June 30, 2022 and 2021.

Warrants for Common Stock

As of June 30, 2022, outstanding warrants to purchase shares of common stock were as follows:

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
				9,793,599

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented on the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and six months ended June 30, 2022, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and six months ended June 30, 2021, the Company recorded $1,000 and $2,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of June 30, 2022, the unamortized debt discount was $3,000.

In connection with the January 2021 Offering, warrants to purchase up to 8,117,640 shares of common stock were issued in the offering. The warrants to purchase one share of common stock have an exercise price of $3.40 per share and expire on the fifth anniversary of the date of issuance.

As a result of the closing of the January 2021 Offering at an effective price of $3.40 per share, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced pursuant to the terms of the warrants. The exercise price for Series B warrants was reduced from $6.10 per share to $3.40 per share. The exercise price for Series A-2 and B-2 warrants was reduced from $6.371 per share to $3.40 per share. There was no change to the quantity of warrant shares. The Company determined the incremental fair value on Series B, A-2 and B-2 warrants due to the reduction of exercise price on the date of such modification to be approximately $287,000 using the Black-Scholes option pricing model. Assumptions used were as follows:

	Immediately	Immediately
	before	After
Series B Warrants	Modification	Modification

Exercise price	$6.10	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	3.9	3.9
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

	Immediately	Immediately
	before	After
Series A-2 and B-2 Warrants	Modification	Modification

Exercise price	$6.37	$3.40
Common stock price	$3.19	$3.19
Expected term (in years)	4.3	4.3
Average volatility	90%	90%
Risk-free interest rate	0.33%	0.33%
Dividend yield	0%	0%

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

	Immediately	Immediately
	before	After
Series B, A-2 and B-2 Warrants	Modification	Modification

Exercise price	$3.40	$2.82
Common stock price	$3.01	$3.01
Expected term (in years)	3.6	3.6
Average volatility	80%	80%
Risk-free interest rate	0.58%	0.58%
Dividend yield	0%	0%

The incremental fair value of the Series B, A-2 and B-2 warrants is included in other expense, net on the condensed consolidated statements of operations and comprehensive loss, with a corresponding increase to additional paid-in capital on the condensed consolidated balance sheets.

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

No shares issuable pursuant to warrants have been cancelled during the three and six months ended June 30, 2022 and 2021.

No shares issuable pursuant to warrants expired during the three and six months ended June 30, 2022. A total of 6 shares issuable pursuant to warrants expired during the three and six months ended June 30, 2021

As of June 30, 2022, there were no Series A warrants to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock outstanding.

As of June 30, 2022, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock outstanding.

As of June 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock outstanding.

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

As of June 30, 2022, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 0.6 years.

Effective January 1, 2022, the total common stock reserved for issuance under the 2013 Plan was increased by 1,076,833 shares from 3,940,136 shares to a total of 5,016,969 shares under the evergreen provision of the 2013 Plan.

As of June 30, 2022, there were outstanding stock option awards issued from the 2013 Plan covering a total of 4,123,997 shares of the Company’s common stock and there remain reserved for future awards 220,319 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $6.03 per share and the remaining contractual term is 8.8 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Six Months Ended June 30, 2022
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, January 1, 2022	3,173,103	$7.51	9.0	$-
Options granted	955,000	$1.25
Options exercised	-
Options canceled	(4,094)	$7.69
Options outstanding, June 30, 2022	4,124,009	$6.06	8.8	$-

Vested and exercisable and expected to vest, June 30, 2022	3,873,550	$6.29	8.8	$-

Vested and exercisable, June 30, 2022	1,266,335	$13.10	8.3	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of June 30, 2022.

The options outstanding and exercisable as of June 30, 2022 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			June 30, 2022	Price	Term (Years)	June 30, 2022	Price

$0.71	-	$1.26	955,000	$1.25	9.5	98,024	$1.26
$2.28	-	$2.96	2,207,000	$2.73	9.0	544,316	$2.73
$3.06	-	$3.40	10,000	$3.20	8.7	3,146	$3.20
$4.45	-	$4.80	11,900	$4.72	8.4	4,576	$4.71
$5.10	-	$5.40	88,000	$5.28	8.3	62,907	$5.34
$6.90	-	$6.90	5,400	$6.90	7.8	3,038	$6.90
$8.60	-	$8.91	827,800	$8.69	7.4	533,718	$8.69
$10.90	-	$13.60	15,500	$12.64	7.7	13,209	$12.94
$380.00	-	$9,920.00	3,409	$2,878.01	5.8	3,401	$2,882.61
Total:			4,124,009	$6.06	8.8	1,266,335	$13.10

Deferred Restricted Stock Units

As of June 30, 2022, there are 674,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

During the three and six months ended June 30, 2022, no RSUs for shares of common stock were granted by the Company.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three and six months ended June 30, 2022, no RSUs for shares of common stock were cancelled. During the three and six months ended June 30, 2021, RSUs for 3,000 and 6,000 shares of common stock under the 2013 Plan were cancelled, respectively.

Deferred Restricted Stock Awards

As of June 30, 2022, there are 228 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three and six months ended June 30, 2022 and 2021, no RSAs for shares of common stock were granted by the Company.

During the three and six months ended June 30, 2022, no RSAs for shares of common stock were cancelled. During the three months ended June 30, 2021, no RSAs for shares of common stock under the 2013 Plan were cancelled. During the six months ended June 30, 2021, RSAs for 2 shares of common stock under the 2013 Plan were cancelled.

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

The activity of the Company’s 2017 ESPP for the three and six months ended June 30, 2022 is described as follows:

●

The fifteenth offering period under the Company’s 2017 ESPP began on January 1, 2022, and ended on March 31, 2022, and 20,691 shares were issued on March 31, 2022 at a purchase price of $0.90 per share.

●	The sixteenth offering period under the Company’s 2017 ESPP began on April 1, 2022, and ended on June 30, 2022, and 24,505 shares were issued on June 30, 2022 at a purchase price of $0.56 per share.

The Company estimated the fair value of purchase rights under the 2017 ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of June 30, 2022, the remaining shares available for issuance under the 2017 ESPP were 426,674 shares.

Stock-Based Compensation

During the three months ended June 30, 2022, the Company granted stock options to employees and nonemployees to purchase 14,000 shares of common stock with a weighted average grant date fair value of $0.53 per share. During the three months ended June 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,213,600 shares of common stock with a weighted average grant date fair value of $1.87 per share. During the six months ended June 30, 2022, the Company granted stock options to employees and nonemployees to purchase 955,000 shares of common stock with a weighted average grant date fair value of $0.92 per share. During the six months ended June 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,200,600 shares of common stock with a weighted average grant date fair value of $1.87 per share.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Expected term (in years)	6	6	6	6
Average volatility	89%	83%	88%	83%
Risk-free interest rate	2.94%	0.98%	1.45%	0.98%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense for options, RSUs and ESPP shares included in the condensed consolidated statements of operations for the three and six months ended June 30 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cost of revenue	$64	$60	$129	$115
Research and development	120	102	243	200
Selling, general and administrative	725	705	1,497	1,362
Total	$909	$867	$1,869	$1,677

As of June 30, 2022, the total unrecognized compensation cost in connection with unvested stock options was approximately $5,401,000. These costs are expected to be recognized over a period of approximately 2.6 years.

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. For the three months ended June 30, 2022 and 2021, the stock-based compensation expense for RSUs was $274,000 and $276,000, respectively.  For the six months ended June 30, 2022 and 2021, the stock-based compensation expense for RSUs was $548,000 and $500,000, respectively.

As of June 30, 2022, the total unrecognized compensation cost in connection with unvested RSUs was approximately $603,000. These costs are expected to be recognized over a period of approximately 0.6 years.

For the three and six months ended June 30, 2022, the stock-based compensation expense for ESPP shares was $8,000 and $15,000 respectively.

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

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2022 and 2021. The Company expects that its effective tax rate for the full year 2022 will be 0%.

14.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. The Company’s first generation Viveve System which consists of a generator, handpiece and disposable treatment tip was designed and manufactured by Stellartech. Stellartech was the sole source supplier for this version of the Viveve System. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. The price per unit was variable and dependent on the volume and timing of units ordered. The Company purchased 855 units through September 2019. The Company no longer manufacture generators, handpieces or disposable treatment tips at Stellartech. However, the Company continues to have technology licenses with Stellartech. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $0 and $77,000 for goods and services during the three months ended June 30, 2022 and 2021, respectively and approximately $0 and $154,000 for the six months ended June 30, 2022 and 2021, respectively. The amounts due to Stellartech for accounts payable as of June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

We design, develop, manufacture and market a platform medical technology, which we refer to as Cryogen-cooled Monopolar Radiofrequency (“CMRF”). Our proprietary CMRF technology is delivered through RF, handpiece and treatment tip that, collectively, we refer to as the Viveve® System. The Viveve System is currently marketed and sold for a number of indications, depending on the relevant country-specific clearance or approval. Currently, the Viveve System is cleared for marketing in 48 countries throughout the world under the following indications for use:

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of June 30, 2022, we have a global installed base of 905 Viveve Systems and we have sold approximately 66,400 single-use treatment tips worldwide.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the medical device industry. These risks include, but are not limited to, intense competition, whether we can be successful in obtaining U.S. Food and Drug Administration (“FDA”) and other governmental clearance or approval for the sale of our product for all desired indications and whether there will be a demand for the Viveve System, given that the cost of the procedure will likely not be reimbursed by the government or private health insurers. In addition, we will continue to require substantial funds to support our clinical trials and fund our efforts to expand regulatory clearance or approval for our products, including in the U.S. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. Because the revenue we have earned to date has not been sufficient to support our operations, we have been primarily funded through the sales of our securities, bank term loans and loans from related parties. Various factors, including our limited operating history with limited revenue to date and our limited ability to market and sell our products have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Recent Events

PURSUIT – U.S. Pivotal SUI Trial

The Company received FDA approval of its investigational device exemption (IDE) application to conduct its U.S. pivotal, multicenter PURSUIT trial for improvement of Stress Urinary Incontinence (SUI) in women in July 2020, as well as FDA approval of requested amendments to the IDE protocol in December 2020. Initiation of the PURSUIT trial was announced by the Company on January 21, 2021 and completion of subject enrollment was reported on December 14, 2021. We remain on track to complete patient follow-up visits from our pivotal U.S. PURSUIT clinical trial by the end of the year 2022 and we expect to report topline results shortly thereafter.

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

New Category III CPT Code for SUI Procedure

In July 2021, the American Medical Association (“AMA”) issued a new Category III Current Procedural Terminology (“CPT”®) code for the Company’s dual-energy procedure effective January 1, 2022. The new code establishes a long-term pathway for potential reimbursement for Viveve’s noninvasive treatment under evaluation in the PURSUIT trial to improve SUI in women if approved by the FDA for this indication. The new Category III CPT code for Viveve’s SUI procedure is defined as: endovaginal cryogen-cooled, monopolar radiofrequency remodeling of the tissue surrounding the female bladder neck and proximal urethra for urinary incontinence.

Issuance of Patent in Taiwan

In July, the Taiwan Intellectual Property Office (TIPO) issued Taiwan Patent No. I766557 for Viveve’s dual-energy technology. The awarded patent further expands and strengthens Viveve's intellectual property portfolio in one of Asia's key markets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue	$1,795	$1,654	$141	9%

We recorded revenue of $1,795,000 for the three months ended June 30, 2022, compared to revenue of $1,654,000 for the three months ended June 30, 2021, an increase of $141,000, or approximately 9%. The increase in revenue was primarily due to higher sales volume of Viveve Systems during the period. Sales in the second quarter of 2022 included 14 Viveve Systems sold and approximately 2,850 disposable treatment tips sold globally. Sales in the second quarter of 2021 included seven Viveve Systems sold and approximately 3,500 disposable treatment tips sold globally.

Under the recurring revenue rental program, we placed five Viveve Systems in the U.S. market in the second quarter of 2022; however, these new placements were offset by the non-renewal of subscriptions for seven Viveve Systems during the period. In the second quarter of 2021, we placed six Viveve Systems in the U.S. market; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of 14 Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended June 30, 2022 and 2021, rental revenue recognized during the period was $273,000 and $323,000, respectively.

Gross profit

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Gross profit	$294	$165	$129	78%

Gross profit was $294,000, or 16% of revenue, for the three months ended June 30, 2022, compared to a gross profit of $165,000, or 10% of revenue, for the three months ended June 30, 2021, an increase of $129,000, or approximately 78%. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems during the period.

Research and development expenses

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Research and development	$1,921	$2,180	$(259)	(12)%

Research and development expenses totaled $1,921,000 or the three months ended June 30, 2022, compared to research and development expense of $2,180,000 for the three months ended June 30,2021, a decrease of $259,000, or approximately 12%. Spending on research and development decreased primarily due to reduced clinical study costs, partially offset by higher personnel costs and increased engineering and development work related to our next generation products. Research and development expense in the second quarter of 2021 had higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway. The second quarter of 2021 also included additional spending on advertising and marketing services related to the enrollment of subjects for the PURSUIT trial; such spending was no longer needed in 2022 due to completion of subject enrollment in the fourth quarter of 2021.

Selling, general and administrative expenses

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,393	$2,930	$463	16%

Selling, general and administrative expenses totaled $3,393,000 for the three months ended June 30, 2022, compared to $2,930,000 for the three months ended June 30, 2021, an increase of $463,000, or approximately 16%. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and higher professional fees related to our strategic planning for the Company’s upcoming SUI product commercialization.

Gain on forgiveness of Paycheck Protection Program loan

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Gain on forgiveness of Paycheck Protection Program loan	$-	$(1,358)	$1,358	(100)%

In May 2021, the Company’s request for forgiveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of warrants

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Modification of warrants	$-	$86	$(86)	(100)%

In May 2021, the Company reduced the exercise price of the outstanding Series B, A-2 and B-2 warrants from $3.40 per share to $2.817 per share pursuant to the terms of the warrants. The Series B, A-2 and B-2 warrant exercise price reduction resulted in the recognition of a modification expense of $86,000.

Interest expense, net

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Interest expense, net	$284	$245	$39	16%

During the three months ended June 30, 2022, we had interest expense, net of $284,000 compared to interest expense, net of $245,000 for the three months ended June 30, 2021, a change of $39,000, or approximately 16%. The increase resulted primarily from a higher term loan balance compared to the second quarter of 2021 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Other expense, net	$40	$53	$(13)	(25)%

During the three months ended June 30, 2022, we had other expense, net of $40,000 compared to $53,000 for the three months ended June 30, 2021.

Impairment loss on investment in unconsolidated limited liability company

	Three Months Ended		Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Impairment loss on investment in unconsolidated limited liability company	$455	$-	$455	NM

During the three months ended June 30, 2022, the Company recognized an impairment loss of $455,000 on its investment in InControl Medical, LLC (“ICM”) due to the distressed financial condition of ICM.

Loss from investment in unconsolidated limited liability company

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Loss from investment in unconsolidated limited liability company	$-	$79	$(79)	(100)%

The Company uses the equity method to account for its investment in ICM. Due to the impairment loss recognized on its investment in ICM in the second quarter of 2022, the Company did not allocate any net loss from ICM’s operations for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue	$3,436	$3,104	$332	11%

We recorded revenue of $3,436,000 for the six months ended June 30, 2022, compared to revenue of $3,104,000 for the six months ended June 30, 2021, an increase of $332,000, or approximately 11%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and higher average selling prices of treatment tips sold during the period, partially offset by a decrease in rental revenue from a lower rental installed base. Sales in the first half of 2022 included sales of 22 Viveve Systems and approximately 5,600 disposable treatment tips sold globally. Sales in the first half of 2021 included sales of 15 Viveve System and approximately 5,900 disposable treatment tips sold globally.

Under the subscription offering program, we placed 12 Viveve Systems in the U.S. market in the first half of 2022; however, these new placements were offset by the non-renewal of subscriptions for 11 Viveve Systems during the period. In the first half of 2021, we placed 10 Viveve Systems under the subscription offering program in the U.S. market; but these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the non-renewal of subscriptions for 20 Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the six months ended June 30, 2022 and 2021, rental revenue recognized during the period was $534,000 and $689,000, respectively.

Gross profit

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Gross profit	$614	$547	$67	12%

Gross profit was $614,000, or 18% of revenue for the six months ended June 30, 2022, compared to gross profit of $547,000, or 18% of revenue, for the six months ended June 30, 2021, an increase of $67,000, or approximately 12%. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and higher average selling prices of treatment tips sold during the period.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Research and development	$4,061	$4,110	$(49)	(1)%

Research and development expenses totaled $4,061,000 for the six months ended June 30, 2022 compared to research and development expense of $4,110,000 for the six months ended June 30, 2021, a decrease of $49,000 or approximately 1%. Spending on research and development decreased primarily due to reduced clinical study costs, partially offset by higher personnel costs and increased engineering and development work related to our next generation products. Research and development expense in the first half of 2021 had higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway. The first half of 2021also included additional spending on advertising and marketing services related to the enrollment of subjects for the PURSUIT trial; such spending was no longer needed in 2022 due to completion of subject enrollment in the fourth quarter of 2021.

Selling, general and administrative expenses

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Selling, general and administrative	$7,046	$6,511	$535	8%

Selling, general and administrative expenses totaled $7,046,000 for the six months ended June 30, 2022, compared to $6,511,000 for the six months ended June 30, 2021, an increase of $535,000 or approximately 8%. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and higher professional fees related to our strategic planning for the Company’s upcoming SUI product commercialization, partially offset by reduced spending for sales and marketing efforts during the period.

Gain on forgiveness of Paycheck Protection Program loan

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Gain on forgiveness of Paycheck Protection Program loan	$-	$(1,358)	$1,358	(100)%

In May 2021, the Company’s request for forgveness of the PPP Loan was approved in full. The total principal amount and the accrued interest through the forgiveness payment date was forgiven. The Company recognized a gain on the extinguishment of debt in the amount of $1,358,000.

Modification of Warrants

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Modification of warrants	$-	$373	$(373)	(100)%

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

Interest expense, net

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Interest expense, net	$554	$479	$75	16%

During the six months ended June 30, 2022, we had interest expense, net of $554,000, compared to interest expense, net of $479,000 for the six months ended June 30, 2021, a change of $75,000, or approximately 16%. The increase resulted primarily from a higher term loan balance compared to the first half of 2021 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Other expense, net	$61	$118	$(57)	(48)%

During the six months ended June 30, 2022, we had other expense, net, of $61,000, compared to $118,000 for the six months ended June 30, 2021.

Impairment loss on investment in unconsolidated limited liability company

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Impairment loss on investment in unconsolidated limited liability company	$455	$-	$455	NM

During the six months ended June 30, 2022, the Company recognized an impairment loss of $455,000 on its investment in ICM due to the distressed financial condition of ICM.

Loss from minority interest in limited liability company

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss from minority interest in limited liability company	$122	$155	$(33)	(21)%

The Company uses the equity method to account for its investment in ICM. For the six months ended June 30, 2022, the allocated net loss from ICM’s operations was $122,000, compared to $155,000 for the six months ended June 30, 2021. Due to the impairment loss recognized on its investment in ICM in the second quarter of 2022, the Company did not allocate any net loss from ICM’s operations for the three months ended June 30, 2022.

Liquidity and Capital Resources

Comparison of the Three Months Ended June 30, 2022 and 2021

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $253,538,000, cash and cash equivalents of $9,431,000 and working capital of $3,226,000. We used cash of $9,655,000 for operations during the three months ended June 30, 2022. As of the date our condensed consolidated financial statements for the three months ended June 30, 2022 were issued, we did not have sufficient cash to fund our operations through August 31, 2023, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Net cash used in operating activities	$(9,655)	$(6,988)
Net cash used in investing activities	(108)	(78)
Net cash provided by financing activities	32	25,934
Net increase (decrease) in cash and cash equivalents	$(9,731)	$18,868

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $9,655,000 for the six months ended June 30, 2022 compared to $6,988,000 used for the six months ended June 30,2021. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the six months ended June 30, 2022 consisted of a net loss of $11,685,000 adjusted for non-cash expenses including bad debt recovery of $3,000, depreciation and amortization of $392,000, stock-based compensation of $1,869,000, non-cash interest expense of $329,000, impairment loss on investment in unconsolidated limited liability company of $455,000, a loss from investment in unconsolidated limited liability company of $122,000, a loss on disposal of property and equipment of $19,000, and cash outflows from changes in operating assets and liabilities of $1,153,000. The change in operating assets and liabilities was primarily due to increase in accounts receivable of $249,000, a decrease in inventory of $10,000, an increase in prepaid expenses and other current assets of $352,000, a decrease in other assets of $300,000, a decrease in accounts payable $576,000, an increase in accrued liabilities of $577,000, and a decrease of other noncurrent liabilities of $863,000.

Net cash used during the six months ended June 30, 2021 consisted of a net loss of $9,841,000 adjusted for non-cash expenses including provision for doubtful accounts $89,000, depreciation and amortization of $636,000, stock-based compensation of $1,677,000, non-cash interest expense of $291,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $17,000,a loss from minority interest in limited liability company of $155,000, a loss on disposal of property and equipment of $9,000, a noncash charge for the modification of warrants of $373,000, a gain on the extinguishment of debt of $1,358,000 related to forgiveness of the PPP Loan, and cash inflows from changes in operating assets and liabilities of $964,000. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $15,000, a decrease in inventory of $855,000, a decrease in prepaid expenses and other current assets of $308,000, a decrease in other noncurrent assets of $141,000, a decrease in accounts payable $219,000, a decrease in accrued and other liabilities of $317,000, and an increase of other noncurrent liabilities of $211,000.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was $108,000 and $78,000, respectively. Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $32,000, which was the result of proceeds from issuance of common shares from the employee stock purchase plan.

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

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of June 30, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. As of June 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000. The equity facility with LPC has a maturity date of January 9, 2023.

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

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $5,453,000 as of June 30, 2022. The term loan has a maturity date of March 31, 2023.

In October 2020, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced in December 2020 and will terminate in December 2023. The monthly payment is approximately $2,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 17, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

We recently received a delisting notice from Nasdaq and if we do not regain compliance with Nasdaq listing standards, we will be delisted from Nasdaq.

On May 31, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until November 28, 2022, to regain compliance. Compliance can be achieved by meeting the minimum bid price of $1.00 for ten (10) consecutive trading days. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting.

In the event that our common stock is delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B convertible preferred stock, we issued 1,302 shares of Series B convertible preferred stock in lieu of $1,302,000 in cash dividend to holders of Series B convertible preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on June 30, 2022.

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

Dated: August 11, 2022	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)