Form 10-Q
period 2022-09-30
VIVEVE MEDICAL, INC.
filed 2022-11-10
CIK 879682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the issuer had 10,723,857 shares of common stock, par value $0.0001 per share, outstanding.

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

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,907	$19,162
Accounts receivable, net of allowance for doubtful accounts of $15 and $66 as of September 30, 2022 and December 31, 2021, respectively	860	549
Inventory	1,615	1,472
Prepaid expenses and other current assets	1,222	1,055
Total current assets	9,604	22,238
Property and equipment, net	1,009	1,554
Investment in unconsolidated limited liability company	-	577
Other assets	1,541	1,544
Total assets	$12,154	$25,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,108	$1,480
Accrued liabilities	4,101	3,053
Note payable, current portion	5,628	-
Total current liabilities	10,837	4,533
Note payable, noncurrent portion	-	5,124
Other noncurrent liabilities	133	1,190
Total liabilities	10,970	10,847
Commitments and contingences (Note 9)
Stockholders’ equity:
Convertible preferred stock; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021;
Series B preferred stock, $0.0001 par value; 44,413 and 40,504 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Series C preferred stock, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2021		-
Common stock, $0.0001 par value; 75,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 10,698,857 and 10,619,846 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	259,697	256,918
Accumulated deficit	(258,514)	(241,853)
Total stockholders’ equity	1,184	15,066
Total liabilities and stockholders’ equity	$12,154	$25,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$1,684	$1,616	$5,120	$4,720
Cost of revenue	1,138	1,502	3,960	4,059
Gross profit	546	114	1,160	661

Operating expenses:
Research and development	1,800	2,695	5,861	6,804
Selling, general and administrative	3,408	2,911	10,454	9,423
Total operating expenses	5,208	5,606	16,315	16,227
Loss from operations	(4,662)	(5,492)	(15,155)	(15,566)
Gain on forgiveness of Paycheck Protection Program loan	-	-	-	1,358
Modification of warrants	-	-	-	(373)
Interest expense, net	(292)	(255)	(846)	(734)
Other expense, net	(22)	(78)	(83)	(196)
Net loss from consolidated companies	(4,976)	(5,825)	(16,084)	(15,511)
Impairment loss on investment in unconsolidated limited liability company	-	-	(455)	-
Loss from investment in unconsolidated limited liability company	-	(33)	(122)	(188)
Comprehensive and net loss	(4,976)	(5,858)	(16,661)	(15,699)
Series B convertible preferred stock dividends	(1,347)	(1,190)	(3,918)	(3,463)
Net loss attributable to common stockholders	$(6,323)	$(7,048)	$(20,579)	$(19,162)

Net loss per share of common stock:
Basic and diluted	$(0.59)	$(0.67)	$(1.93)	$(1.93)

Weighted average shares used in computing net loss per share of common stock:
Basic and diluted	10,665,410	10,591,834	10,642,263	9,916,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2022	40,504	$-	-	$-	10,619,846	$1	$256,918	$(241,853)	$15,066
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,266)	-	(1,266)
Dividend on Series B convertible preferred stock paid in PIK shares	1,263	-	-	-	-	-	1,263	-	1,263
Stock-based compensation expense	-	-	-	-	-	-	960	-	960
Issuance of common shares from employee stock purchase plan	-	-	-	-	20,691	-	19	-	19
Net loss	-	-	-	-	-	-	-	(5,886)	(5,886)
Balances as of March 31, 2022	41,767	-	-	-	10,640,537	1	257,894	(247,739)	10,156
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,305)	-	(1,305)
Dividend on Series B convertible preferred stock paid in PIK shares	1,302	-	-	-	-	-	1,302	-	1,302
Stock-based compensation expense	-	-	-	-	-	-	909	-	909
Issuance of common shares from employee stock purchase plan	-	-	-	-	24,505	-	13	-	13
Net loss	-	-	-	-	-	-	-	(5,799)	(5,799)
Balances as of June 30, 2022	43,069	-	-	-	10,665,042	1	258,813	(253,538)	5,276
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,347)		(1,347)
Dividend on Series B convertible preferred stock paid in PIK shares	1,344	-	-	-	-	-	1,344		1,344
Stock-based compensation expense	-	-	-	-	-	-	868		868
Issuance of common shares in connection with ESPP	-	-	-	-	33,815	-	19		19
Net loss	-	-	-	-	-	-	-	(4,976)	(4,976)
Balances as of September 30, 2022	44,413	$-	-	$-	10,698,857	$1	$259,697	$(258,514)	$1,184

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2021	35,819	$-	-	$-	2,171,316	$-	$226,800	$(219,826)	$6,974
January 2021 Offering, net issuance costs	-	-	-	-	5,666,760	1	25,121	-	25,122
Conversion of Series C convertible preferred stock into common stock	-	-	-	-	2,450,880	-	-	-	-
Issuance of common shares in connection with common warrant exercises	-	-	-	-	52,760	-	179	-	179
Modification of exercise price of warrants in connection with January 2021 Offering	-	-	-	-	-	-	287	-	287
Transaction costs in connection with Purchase Agreement with LPC	-	-	-	-	-	-	(40)	-	(40)
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,119)	-	(1,119)
Dividend on Series B convertible preferred stock paid in PIK shares	1,118	-	-	-	-	-	1,118	-	1,118
Stock-based compensation expense	-	-	-	-	-	-	810	-	810
Net loss	-	-	-	-	-	-	-	(5,791)	(5,791)
Balances as of March 31, 2021	36,937	-	-	-	10,341,716	1	253,156	(225,617)	27,540
Issuance of purchased common shares under the Purchase Agreement with LPC	-	-			250,000	-	704	-	704
Transaction costs in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	(31)	-	(31)
Modification of exercise price of warrants in connection with First Amendment to Purchase Agreement with LPC	-	-	-	-	-	-	86	-	86
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,154)	-	(1,154)
Dividend on Series B convertible preferred stock paid in PIK shares	1,153	-	-	-	-	-	1,153	-	1,153
Stock-based compensation expense	-	-	-	-	-	-	867	-	867
Net loss	-	-	-	-	-	-	-	(4,050)	(4,050)
Balances as of June 30, 2021	38,090	-	-	-	10,591,716	1	254,781	(229,667)	25,115
Dividend on Series B convertible preferred stock	-	-	-	-	-	-	(1,190)	-	(1,190)
Dividend on Series B convertible preferred stock paid in PIK shares	1,189	-	-	-	-	-	1,189	-	1,189
Stock-based compensation expense	-	-	-	-	-	-	1,088	-	1,088
Issuance of common shares from employee stock purchase plan	-	-	-	-	10,844	-	21	-	21
Net loss	-	-	-	-	-	-	-	(5,858)	(5,858)
Balances as of September 30, 2021	39,279	$-	-	$-	10,602,560	$1	$255,889	$(235,525)	$20,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(16,661)	$(15,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	10	104
Depreciation and amortization	568	884
Stock-based compensation	2,737	2,765
Non-cash interest expense	504	446
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	(2)	15
Impairment loss on investment in unconsolidated limited liability company	455	-
Loss from investment in unconsolidated limited liability company	122	188
Loss on disposal of property and equipment	20	40
Modification of warrants	-	373
Gain on forgiveness of Paycheck Protection Program loan	-	(1,358)
Changes in assets and liabilities:
Accounts receivable	(321)	152
Inventory	115	1,423
Prepaid expenses and other current assets	(167)	213
Other assets	(161)	(3)
Accounts payable	(372)	411
Accrued liabilities	1,011	71
Other noncurrent liabilities	(863)	324
Net cash used in operating activities	(13,005)	(9,651)

Cash flows from investing activities:
Purchase of property and equipment	(301)	(162)
Net cash used in investing activities	(301)	(162)

Cash flows from financing activities:
Proceeds from January 2021 Offering, net of issuance costs	-	25,122
Proceeds from exercise of common warrants	-	179
Proceeds from purchase of common shares under Purchase Agreement with LPC	-	704
Transaction costs in connection with Purchase Agreement with LPC	-	(71)
Proceeds from issuance of common shares from employee stock purchase plan	51	21
Net cash provided by financing activities	51	25,955
Net increase (decrease) in cash and cash equivalents	(13,255)	16,142

Cash and cash equivalents - beginning of period	19,162	6,523
Cash and cash equivalents - end of period	$5,907	$22,665

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information as of end of period:
Forgiveness of Paycheck Protection Program loan	$-	$1,358
Issuance of Series B convertible preferred stock in settlement of dividends	$3,909	$3,460
Issuance of note payable in settlement of accrued interest	$502	$443
Net transfer of equipment between inventory and property and equipment	$(258)	$(319)
Supplemental cash flow information related to leases was as follows:
Operating cash outflows from operating leases	$209	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVEVE MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

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

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-3, as amended on September 23, 2022, for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of September 30, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

On May 4, 2021, pursuant to the provisions under the Purchase Agreement as amended, Lincoln Park Capital Fund, LLC (“LPC”) purchased 250,000 shares at $2.817 per share of the Company’s common stock. As a result, the per share exercise price of our previously issued Series B, A-2 and B-2 common stock warrants was automatically reduced from $3.40 to $2.817 pursuant to the terms of the warrants. There was no change to the quantity of warrant shares. As a result of this reduction of warrant exercise price, the Company recognized a modification charge of $86,000.

As of September 30, 2022, there were Series B warrants to purchase a total of 285,632 shares of common stock, Series A-2 warrants to purchase a total of 392,830 shares of common stock, and Series B-2 warrants to purchase a total of 20,380 shares of common stock still remaining and outstanding.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of September 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

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

2020 Purchase Agreement with Lincoln Park Capital, LLC

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with LPC, which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. (See Note 11 – Common Stock.)

As of September 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $258,514,000, cash and cash equivalents of $5,907,000 and working capital deficit of $1,233,000. The Company used cash of $13,005,000 in operations in the nine months ended September 30, 2022. Additionally, the outstanding principal balance under the 2017 Loan Agreement was $5,628,000 as of September 30, 2022 and the term loan has a maturity date of March 31, 2023. As of the date our condensed consolidated financial statements for the nine months ended September 30, 2022 were issued, the Company did not have sufficient cash to fund its operations through November 30, 2023, without additional financing and, therefore, the Company concluded there was substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

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

Nasdaq Notice

On May 31, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that for the 30 consecutive business days prior to the date of the letter, it did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided the Company with 180 calendar days, or until November 28, 2022, to regain compliance. Compliance can be achieved by meeting the minimum bid price of $1.00 for ten (10) consecutive trading days. Additionally, as of September 30, 2022, the Company is not in compliance with Nasdaq’s $2.5 million equity standard under Nasdaq Listing Rule 5550(b)(1), or Nasdaq’s alternative $35 million market value of listed securities standard under Nasdaq Listing Rule 5550(b)(2), or Nasdaq’s other alternative $500,000 net income standard under Nasdaq Listing Rule 5550(b)(3). As such, the Company may receive a written notice and a grace period to present a plan of compliance. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance or grace period, it will receive written notification that its securities are subject to delisting unless we timely request a hearing before a Nasdaq Hearings Panel (the "Panel"). We intend to timely request a hearing before the Panel, which will stay any delisting action by Nasdaq until the hearing. At the hearing, we intend to present our plan to demonstrate compliance, which may include fundraising and a reverse stock split, if necessary. There can be no assurance that the Panel will grant our request for a grace period to demonstrate compliance, or we will be successful in executing our plan of compliance, and we may be delisted from Nasdaq as a result.

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

In the United States, the Company sells its products primarily through a direct sales force to health care practitioners. Outside the United States, the Company sells through an extensive network of distribution partners. During the three ended September 30, 2022, two distributors, collectively, accounted for 36% of the Company’s revenue. During the nine ended September 30, 2022, one distributor accounted for 31% of the Company’s revenue During the three and nine months ended September 30, 2021, one distributor accounted for 36% and 29% of the Company’s revenue, respectively.

As of September 30, 2022, two distributors accounted for 45% of the Company’s accounts receivable, net. As of December 31, 2021, one direct customer accounted for 10% of total accounts receivable, net.

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

During the three and nine months ended September 30, 2022, the Company wrote-off accounts receivable totaling approximately $2,000 and $60,000, respectively, primarily related to U.S. customers. During the three and nine months ended September 30, 2021, the Company wrote-off accounts receivable totaling approximately $115,000 and $179,000, respectively, primarily related to U.S. customers.

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

Rental revenue is generated through the lease of the Viveve System. The Company’s operating leases for the Viveve System generally have a rental period of 6 to 12 months and can be extended or terminated by the customer after that time or the Viveve System could be purchased by the customer. Rental revenue on those operating leases is recognized on a straight-line basis over the terms of the underlying leases. For the three and nine months ended September 30, 2022, rental revenue recognized during the period was $265,000 and $799,000, respectively. For the three and nine months ended September 30, 2021, rental revenue recognized during the period was $261,000 and $950,000, respectively. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue in the amounts of $412,000 and $452,000, respectively, related to its rental program, which is included in accrued liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recognized revenue of $73,000 and $388,000 which was deferred as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized revenue of $14,000 and $310,000 which was deferred revenue as of December 31, 2020.

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

Contract Assets and Liabilities

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of  September 30, 2022, or  December 31, 2021. The Company had customer contract liabilities in the amount of $7,000 and $7,000 that performance had not yet been delivered to its customers as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets. Separately, accounts receivable, net represents receivables from contracts with customers.

Significant Financing Component

The Company applies the practical expedient to not make any adjustment for a significant financing component if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended September 30, 2022, the Company did not have any contracts for the sale of its products with its customers with a significant financing component.

Contract Costs

The Company expects that commissions paid to obtain subscriptions are recoverable and has therefore capitalized them as a contract cost in the amount of $60,000 and $84,000 as of September 30, 2022 and December 31, 2021, respectively. Capitalized commissions are amortized based on the subscription periods to which the assets relate and are included in selling, general and administrative expenses. For the three months ended September 30, 2022 and 2021, the amount of amortization was $24,000 and $13,000, respectively. For the nine months ended September 30, 2022 and 2021, the amount of amortization was $61,000 and $47,000, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Geographic Area

Management has determined that the sales by geography is a key indicator for understanding the Company’s financial performance because of the different sales and business models that are required in the various regions of the world (including regulatory, selling channels, pricing, customers and marketing efforts). The following table presents the revenue from unaffiliated customers disaggregated by geographic area for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

North America	$973	$939	$2,844	$2,857
Asia Pacific	708	677	2,270	1,855
Europe and Middle East	3	-	6	8
Total	$1,684	$1,616	$5,120	$4,720

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

The Company assesses the potential impairment of the equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of the investments is reviewed annually for changes in circumstances or the occurrence of events that suggest the investment may not be recoverable. During the three months ended June 30, 2022, the Company recognized an impairment loss on its investment in InControl Medical, LLC (“ICM”) of $455,000 which has been recorded in the condensed consolidated statements of operations and comprehensive loss. (See Note 4 – Investment in Unconsolidated Limited Liability Company.) No other impairment losses have been recorded in the condensed consolidated statements of operations and comprehensive loss during the years 2022 and 2021.

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive:

		Nine Months Ended
		September 30,
		2022	2021

Convertible preferred stock:
Series B convertible preferred stock	(a)	2,902,810	2,567,255
Series C convertible preferred stockStockholders’	(b)	-	-
Warrants to purchase common stock		9,793,599	9,793,599
Stock options to purchase common stock		4,105,706	3,195,742
Deferred restricted common stock units		668,000	679,000
Deferred restricted common stock awards		226	228

(a)

As of September 30, 2022 and 2021, a total of 44,413 and 39,279 shares of Series B convertible preferred stock were outstanding and convertible into 2,902,810 and 2,567,255 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG LP (“CRG”) will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

Recently Issued Accounting Standards

In June 2016, the Financial Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

There were no financial instruments that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as of September 30, 2022 and December 31, 2021 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the note payable approximates fair value.

There were no changes in valuation techniques from prior periods.

4.	Investment in Unconsolidated Limited Liability Company

On August 8, 2017, the Company entered into an exclusive Distributorship Agreement (the “Distributorship Agreement”) with ICM, a Wisconsin limited liability company focused on women’s health, pursuant to which the Company would directly market, promote, distribute and sell ICM’s products to licensed medical professional offices and hospitals in North America.

In connection with the Distributorship Agreement, the Company also entered into a Membership Unit Subscription Agreement with ICM and the associated limited liability company operating agreement of ICM, pursuant to which the Company invested $2,500,000 in, and acquired membership units of, ICM. This investment has been recorded in investment in an unconsolidated limited liability company on the condensed consolidated balance sheets. The Company used the equity method to account for the investment in ICM because the Company does not control it but has the ability to exercise significant influence over it. As of September 30, 2022, the Company holds an approximately 7% ownership interest in ICM. The Company recognized its allocated portion of ICM’s results of operations on a three-month lag due to the timing of financial information. For the three months ended September 30, 2022 and 2021, the allocated net loss from ICM’s operations was $0 and $33,000, respectively. For the nine months ended September 30, 2022 and 2021, the allocated net loss from ICM’s operations was $122,000 and $188,000, respectively.  The allocated net loss from ICM’s operations was recorded as loss from investment in unconsolidated limited liability company on the condensed consolidated statements of operations and comprehensive loss. Due to the write down on its investment in ICM in the second quarter of 2022, the Company did not allocate any net loss from ICM’s operations for the second and third quarters of 2022.

During the three months ended June 30, 2022, the Company recognized an impairment loss of $455,000 on its investment in ICM due to the distressed financial condition of ICM, which has been recorded in the condensed consolidated statements of operations and comprehensive loss. As a result, the Company’s investment balance in ICM was $0 as of June 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company purchased 0 and 40 units of ICM products for approximately $0 and $5,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company purchased 0 and 140 units of ICM products for approximately $0 and $17,000, respectively. Through September 30, 2022, the Company has purchased approximately 5,425 units of ICM products. The Company paid ICM $0 and $7,000 for product related costs during the three months ended September 30, 2022 and 2021, respectively. The Company paid ICM $0 and $17,000 for product related costs during the nine months ended September 30, 2022 and 2021, respectively. There were no amounts due to ICM for accounts payable as of September 30, 2022 and December 31, 2021.

In February 2019, the Company executed a mutual termination of the Distributorship Agreement with ICM. As a result, the Company no longer has a minimum purchase requirement to purchase a certain quantity of ICM products per month.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021

Accrued interest	$1,229	$-
Accrued bonuses	906	1,209
Accrued payroll and other related expenses	557	495
Deferred revenue - subscription rental program	412	448
Accrued professional fees	332	120
Current operating lease liabilities	253	225
Accrued clinical trial costs	248	337
Other accruals	164	219
Total accrued liabilities	$4,101	$3,053

6.	Note Payable

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

Pursuant to the amendment, the Company paid interest in-kind of $175,000 and $502,000 during the three and nine months ended September 30, 2022, which was added to the total outstanding principal loan amount. During the three and nine months ended September 30, 2021, the Company paid interest in-kind of $154,000 and $443,000, respectively, which was added to the total outstanding principal loan amount.

As of September 30, 2022, the Company was in compliance with all covenants.

The term loan has a maturity date of March 31, 2023.

As of September 30, 2022, $5,628,000 was recorded on the condensed consolidated balance sheets, as note payable, current portion, which is net of the remaining unamortized debt discount. As December 31, 2021, $5,124,000 was recorded on the condensed consolidated balance sheets, as note payable, noncurrent portion, which is net of the remaining unamortized debt discount.

As of September 30, 2022, future minimum payments under the note payable were as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$-
2023	5,992
Total payments	5,992
Less: Amount representing interest	(362)
Present value of obligations	5,630
Less: Unamortized debt discount	(2)
Note payable, current portion	$5,628

7.	Paycheck Protection Program Loan

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

In February 2017, the Company entered into a 36-month sublease for approximately 12,400 square feet of building space for the relocation of the Company’s corporate headquarters to Englewood, Colorado. In connection with the execution of the sublease, the Company paid a security deposit of approximately $22,000. The Company was also entitled to an allowance of approximately $88,000 for certain tenant improvements relating to the engineering, design and construction of the sublease premises. The lease term commenced in June 2017 and was to terminate in May 2021. In March 2021, the Company amended the sublease for its office building space. The lease term was extended for a period of 34 months and will terminate on March 31, 2024.  The Company was also provided a rent abatement for the month of June 2021. Additionally, the sublandlord agreed to perform certain construction, repair, maintenance or other tenant improvements to the subleased premises with estimated costs of approximately $19,000.

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

The following table reflects the Company’s lease assets and lease liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021

Assets:
Operating lease right-of-use assets	$370	$534

Liabilities:
Current operating lease liabilities	$253	$225
Noncurrent operating lease liabilities	133	327
	$386	$552

The operating lease right-of-use assets are included in other assets on the condensed consolidated balance sheets. The operating lease liabilities are included in accrued liabilities and other noncurrent liabilities on the condensed consolidated balance sheets.

The operating lease expense for the three months ended September 30, 2022 and 2021 was $69,000 and $69,000, respectively. The operating leases expense for the nine months ended September 30, 2022 and 2021 was $207,000 and $211,000, respectively.

As of September 30, 2022, the maturity of operating lease liabilities was as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$71
2023	287
2024	67
Total lease payments	425
Less: Amount representing interest	(39)
Present value of lease liabilities	$386

The weighted average remaining lease term was approximately 18 months as of September 30, 2022. The weighted average discount rate for the three months ended September 30, 2022 was 12.5%.

Lessor:

The following information pertains to those operating lease agreements where the Company is the lessor.

As of September 30, 2022, minimum future rentals from customers on operating leases of Viveve Systems were as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$202
2023	210
Total	$412

As of September 30, 2022, the Company included rental program equipment related to these operating lease agreements with a net value of $338,000 in property and equipment, net on the condensed consolidated balance sheets. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2022 was $49,000 and $162,000, respectively. The depreciation expense for that property and equipment for the three and nine months ended September 30, 2021, was $68,000 and $273,000, respectively.

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

In connection with the CRG debt conversion, on November 26, 2019, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series B Certificate of Designation provides for the issuance of the shares of Series B convertible preferred stock. The holders of Series B convertible preferred stock are entitled to receive compounding dividends at a rate of 12.5% per annum payable quarterly at the Company’s option through additional paid in-kind shares of Series B convertible preferred stock or in cash. During the three months ended September 30, 2022, the Company paid a dividend in-kind of an additional 1,344 shares of Series B convertible preferred stock and a cash dividend of approximately $2,000 for the remaining fractional shares. During the three months ended September 30, 2021, the Company paid a dividend in-kind of an additional 1,189 shares of Series B convertible preferred stock and a cash dividend of approximately $1,000 for the remaining fractional shares. During the nine months ended September 30, 2022, the Company paid dividend in-kind of an additional 3,909 shares of Series B convertible preferred stock and a cash dividend of approximately $8,000 for the remaining fractional shares. During the nine months ended September 30, 2021, the Company paid dividend in-kind of an additional 3,460 shares of Series B convertible preferred stock and a cash dividend of approximately $4,000 for the remaining fractional shares. The Company has issued a total of 13,113 shares of Series B convertible preferred stock and paid approximately $24,000 in cash as preferred dividends to the holders of Series B convertible preferred stock through September 30, 2022.

As of September 30, 2022 and December 31, 2021, there were 44,413 and 40,504 shares of Series B convertible preferred stock outstanding and convertible into 2,902,810 and 2,647,320 shares of common stock, respectively. Each share of Series B convertible preferred stock is convertible at the holder's option into shares of common stock at a conversion ratio of 1-for-65.36 per share determined by dividing the Series B liquidation amount of $1,000 per share by the Series B conversion price of $15.30 per share. However, under the terms of the Series B Preferred Stock and Warrant Purchase Agreement, as amended, CRG will not convert the Series B preferred stock or exercise the CRG warrants until the Company’s stockholders act to authorize additional number of shares of common stock sufficient to cover the conversion shares.

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

2020 Purchase Agreement with Lincoln Park Capital, LLC

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

As of September 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000.

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

Warrants to purchase a total of 8,117,640 shares of common stock were issued in the January 2021 Offering. In February and March 2021, holders exercised January 2021 warrants to purchase 12,760 shares of common stock for aggregate exercise proceeds to the Company of approximately $43,000. As of September 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock still remaining and outstanding.

Restricted Common Shares

There were no restricted common shares issued during the three and nine months ended September 30, 2022 and 2021.

Warrants for Common Stock

As of September 30, 2022, outstanding warrants to purchase shares of common stock were as follows:

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
				9,793,599

In connection with the 2017 Loan Agreement, the Company issued warrants to purchase a total of 223 shares of common stock at an exercise price of $9,500.00 per share. The warrants have a contractual life of ten years and are exercisable immediately in whole or in part. The fair value of the warrants, along with financing and legal fees, are recorded as debt issuance costs and presented on the condensed consolidated balance sheets as a deduction from the carrying amount of the note payable. The debt issuance costs are amortized to interest expense over the loan term. During the three and nine months ended September 30, 2022, the Company recorded $1,000 and $3,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. During the three and nine months ended September 30, 2021, the Company recorded $1,000 and $3,000, respectively, of interest expense relating to the debt issuance costs using the effective interest method. As of September 30, 2022, the unamortized debt discount was $2,000.

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

No shares issuable pursuant to warrants have been cancelled during the three and nine months ended September 30, 2022 and 2021.

No shares issuable pursuant to warrants expired during the three and nine months ended September 30, 2022. No shares issuable pursuant to warrants expired during the three months ended September 30, 2021. A total of 6 shares issuable pursuant to warrants expired during the nine months ended September 30, 2021.

As of September 30, 2022, there were no Series A warrants to purchase shares of common stock and Series B warrants to purchase a total of 285,632 shares of common stock outstanding.

As of September 30, 2022, there were Series A-2 warrants to purchase a total of 392,830 shares of common stock and Series B-2 warrants to purchase a total of 20,380 shares of common stock outstanding.

As of September 30, 2022, there were January 2021 warrants to purchase a total of 8,104,880 shares of common stock outstanding.

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

As of September 30, 2022, there were outstanding stock option awards issued from the 2006 Plan covering a total of 12 shares of the Company’s common stock and no shares are available for future awards. The weighted average exercise price of the outstanding stock options is $9,920.00 per share and the weighted average remaining contractual term is 0.3 years.

Effective January 1, 2022, the total common stock reserved for issuance under the 2013 Plan was increased by 1,076,833 shares from 3,940,136 shares to a total of 5,016,969 shares under the evergreen provision of the 2013 Plan.

As of September 30, 2022, there were outstanding stock option awards issued from the 2013 Plan covering a total of 4,105,694 shares of the Company’s common stock and there remain reserved for future awards 244,624 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $6.02 per share and the remaining contractual term is 8.5 years.

Activity under the 2006 Plan and the 2013 Plan is as follows:

	Nine Months Ended September 30, 2022
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding, January 1, 2022	3,173,103	$7.51	9.0	$-
Options granted	959,000	$1.25
Options exercised	-
Options canceled	(26,397)	$8.02
Options outstanding, September 30, 2022	4,105,706	$6.05	8.5	$80

Vested and exercisable and expected to vest, September 30, 2022	3,895,519	$6.24	8.5	$71

Vested and exercisable, September 30, 2022	1,521,946	$11.45	8.1	$-

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2022.

The options outstanding and exercisable as of September 30, 2022 were as follows:

					Weighted
			Number	Weighted	Average	Number	Weighted
			Outstanding	Average	Remaining	Exercisable	Average
Range of			as of	Exercise	Contractual	as of	Exercise
Exercise Prices			September 30, 2022	Price	Term (Years)	September 30, 2022	Price

$0.66	-	$1.26	953,167	$1.25	9.3	157,712	$1.26
$2.28	-	$2.96	2,196,021	$2.73	8.7	688,362	$2.73
$3.06	-	$3.40	10,000	$3.20	8.5	3,771	$3.20
$4.45	-	$4.80	11,900	$4.72	8.2	5,319	$4.71
$5.10	-	$5.40	88,000	$5.28	8.0	63,250	$5.34
$6.90	-	$6.90	5,400	$6.90	7.5	3,376	$6.90
$8.60	-	$8.91	822,332	$8.69	7.1	583,220	$8.69
$10.90	-	$13.60	15,500	$12.64	7.4	13,553	$12.89
$380.00	-	$9,920.00	3,386	$2,869.31	5.5	3,383	$2,870.91
Total:			4,105,706	$6.05	8.5	1,521,946	$11.45

Deferred Restricted Stock Units

As of September 30, 2022, there are 668,000 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock units (“RSUs”) under the 2013 Plan.

During the three and nine months ended September 30, 2022, no RSUs for shares of common stock were granted by the Company.

In January 2021, the Company granted annual equity awards to employees and board members for 690,000 shares of common stock issuable upon vesting of RSUs under the 2013 Plan. The RSUs vest in full on the second anniversary of the grant date.

During the three and nine months ended September 30, 2022, RSUs for 6,000 shares of common stock were cancelled. During the three and nine months ended September 30, 2021, RSUs for 5,000 and 11,000 shares of common stock under the 2013 Plan were cancelled, respectively.

Deferred Restricted Stock Awards

As of September 30, 2022, there are 226 shares of unvested restricted stock outstanding that have been granted by the Company pursuant to deferred restricted stock awards (“RSAs”) under the 2013 Plan.

During the three and nine months ended September 30, 2022 and 2021, no RSAs for shares of common stock were granted by the Company.

During the three and nine months ended September 30, 2022, RSAs for 2 shares of common stock were cancelled. During the three and nine months ended September 30, 2021, RSAs for 4 and 6 shares of common stock under the 2013 Plan were cancelled, respectively.

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

The activity of the Company’s 2017 ESPP for the three and nine months ended September 30, 2022 is described as follows:

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

●

The seventeenth offering period under the Company’s 2017 ESPP began on July 1, 2022, and ended on September 30, 2022, and 33,815 shares were issued on September 30, 2022, at a purchase price of $0.54 per share.

The activity of the Company’s 2017 ESPP for the three nine months ended September 30, 2021 is described as follows:

●	The thirteenth offering period under the Company’s 2017 ESPP began on July 1, 2021, and ended on September 30, 2021, and 10,844 shares were issued on September 30, 2020 at a purchase price of $1.94.

The Company estimated the fair value of purchase rights under the 2017 ESPP using the Black-Scholes option valuation model and the straight-line attribution approach.

As of September 30, 2022, the remaining shares available for issuance under the 2017 ESPP were 392,859 shares. In November 2022, the board of directors approved the suspension of the Company's 2017 ESPP following the offering period and the ESPP purchase on December 31, 2022 with such suspension to end on April 1, 2022.

Stock-Based Compensation

During the three months ended September 30, 2022, the Company granted stock options to employees and nonemployees to purchase 4,000 shares of common stock with a weighted average grant date fair value of $0.43 per share. During the three months ended September 30, 2021, the Company granted stock options to employees and nonemployees to purchase 30,400 shares of common stock with a weighted average grant date fair value of $1.60 per share. During the nine months ended September 30, 2022, the Company granted stock options to employees and nonemployees to purchase 959,000 shares of common stock with a weighted average grant date fair value of $0.92 per share. During the nine months ended September 30, 2021, the Company granted stock options to employees and nonemployees to purchase 2,251,000 shares of common stock with a weighted average grant date fair value of $1.75 per share.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options granted was estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Expected term (in years)	6	5	6	6
Average volatility	89%	84%	88%	76%
Risk-free interest rate	2.69%	0.81%	1.46%	0.97%
Dividend yield	0%	0%	0%	0%

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

The following table shows stock-based compensation expense for options, RSUs and ESPP shares included in the condensed consolidated statements of operations for the three and nine months ended September 30 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Cost of revenue	$64	$76	$193	$191
Research and development	118	131	361	330
Selling, general and administrative	686	881	2,183	2,244
Total	$868	$1,088	$2,737	$2,765

As of September 30, 2022, the total unrecognized compensation cost in connection with unvested stock options was approximately $4,755,788. These costs are expected to be recognized over a period of approximately 2.4 years.

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years.

As of September 30, 2022, the total unrecognized compensation cost in connection with unvested RSUs was approximately $327,000. These costs are expected to be recognized over a period of approximately 0.3years.

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

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2022 and 2021. The Company expects that its effective tax rate for the full year 2022 will be 0%.

14.	Related Party Transactions

In June 2006, the Company entered into a Development and Manufacturing Agreement (the “Agreement”) with Stellartech Research Corporation (“Stellartech”). The Agreement was amended on October 4, 2007. The Company’s first generation Viveve System which consists of a generator, handpiece and disposable treatment tip was designed and manufactured by Stellartech. Stellartech was the sole source supplier for this version of the Viveve System. Under the Agreement, the Company agreed to purchase 300 generators manufactured by Stellartech. The price per unit was variable and dependent on the volume and timing of units ordered. The Company purchased 855 units through September 2019. The Company no longer manufacture generators, handpieces or disposable treatment tips at Stellartech. However, the Company continues to have technology licenses with Stellartech. In conjunction with the Agreement, Stellartech purchased 38 shares of Viveve, Inc.’s common stock. Under the Agreement, the Company paid Stellartech approximately $0 and $50,000 for goods and services during the three months ended September 30, 2022 and 2021, respectively and approximately $0 and $203,000 for the nine months ended September 30, 2022 and 2021, respectively. The amounts due to Stellartech for accounts payable as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

In the U.S., the Viveve System is indicated for use in general surgical procedures for electrocoagulation and hemostasis and we market and sell primarily through a direct sales force. Outside the U.S., we primarily market and sell through distribution partners. As of September 30, 2022, we have a global installed base of 915 Viveve Systems and we have sold approximately 69,500 single-use treatment tips worldwide.

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

Recent Events

Effective Shelf Registration Statement

On July 2, 2021, we filed a universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on Form S-3, as amended on September 23, 2022, for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of September 30, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

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

Patent Portfolio Expansion

United States

In October 2022, the Company announced receipt of Notice of Allowance for a second U.S. Method Patent for treating female SUI from the United States Patent and Trademark Office (USPTO) for U.S. Patent Application 16/454,578. The pending issuance of the new patent covering Viveve’s dual-energy, endovaginal SUI treatment further strengthens the Company’s intellectual property portfolio.

Taiwan

In July 2022, the Taiwan Intellectual Property Office (TIPO) issued Taiwan Patent No. I766557 for Viveve’s dual-energy technology. The awarded patent further expands and strengthens Viveve's intellectual property portfolio in one of Asia's key markets.

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

The net proceeds received from sales of our securities and the term loans have been used to support commercialization of our product in existing and new markets, for our research and development efforts and for protection of our intellectual property, as well as for working capital and other general corporate purposes. We expect that our cash will be sufficient to fund our current operations through February 2023; however, we will continue to require funds to fully implement our plan of operation. Our operating costs include employee salaries and benefits, compensation paid to consultants, professional fees and expenses, costs associated with our clinical trials, capital costs for research and other equipment, costs associated with research and development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage public company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also expect to incur expenses related to obtaining regulatory clearance and approvals in the U.S. and internationally as well as legal and related expenses to protect our intellectual property. We expect capital expenditures, for the foreseeable future, to be less than $500,000 annually.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue	$1,684	$1,616	$68	4%

We recorded revenue of $1,684,000 for the three months ended September 30, 2022, compared to revenue of $1,616,000 for the three months ended September 30, 2021, an increase of $68,000, or approximately 4%. The increase in revenue was primarily due to higher sales volume of treatment tips sold globally, partially offset by a decrease in Viveve Systems sold during the period. Sales in the third quarter of 2022 included 11 Viveve Systems sold and approximately 3,100 disposable treatment tips sold globally. Sales in the third quarter of 2021 included 16 Viveve Systems sold and approximately 2,300 disposable treatment tips sold globally.

Under the recurring revenue rental program, we placed three Viveve Systems in the U.S. market in the third quarter of 2022; however, these new placements were offset by the non-renewal of subscriptions for three Viveve Systems during the period. In the third quarter of 2021, we placed eight Viveve Systems in the U.S. market; however, these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the return of nine Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the three months ended September 30, 2022 and 2021, rental revenue recognized during the period was $265,000 and $261,000, respectively.

Gross profit

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Gross profit	$546	$114	$432	379%

Gross profit was $546,000, or 32% of revenue, for the three months ended September 30, 2022, compared to a gross profit of $114,000, or 7% of revenue, for the three months ended September 30, 2021, an increase of $432,000, or approximately 379%. The increase in gross profit was primarily due to lower inventory related costs during the period as well as higher average selling prices of treatment tips sold globally.

Research and development expenses

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Research and development	$1,800	$2,695	$(895)	(33)%

Research and development expenses totaled $1,800,000 for the three months ended September 30, 2022, compared to research and development expense of $2,695,000 for the three months ended September 30,2021, a decrease of $895,000, or approximately 33%. Spending on research and development decreased primarily due to reduced clinical study costs, partially offset by higher personnel costs and increased engineering and development work related to our next generation products. Research and development expense in the third quarter of 2021 had higher clinical study costs primarily related to the enrollment of subjects for the pivotal U.S. PURSUIT clinical trial for the treatment of SUI in the period; such costs were no longer present in the third quarter of 2022 due to the completion of subject enrollment in the fourth quarter of 2021.

Selling, general and administrative expenses

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Selling, general and administrative	$3,408	$2,911	$497	17%

Selling, general and administrative expenses totaled $3,408,000 for the three months ended September 30, 2022, compared to $2,911,000 for the three months ended September 30, 2021, an increase of $497,000, or approximately 17%. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and higher professional fees related to our strategic planning in anticipation of the completion of our PURSUIT clinical trial and potential SUI commercialization.

Interest expense, net

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Interest expense, net	$292	$255	$37	15%

During the three months ended September 30, 2022, we had interest expense, net of $292,000 compared to interest expense, net of $255,000 for the three months ended September 30, 2021, a change of $37,000, or approximately 15%. The increase resulted primarily from a higher term loan balance compared to the third quarter of 2021 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Other expense, net	$22	$78	$(56)	(72)%

During the three months ended September 30, 2022, we had other expense, net of $22,000 compared to $78,000 for the three months ended September 30, 2021.

Loss from investment in unconsolidated limited liability company

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss from investment in unconsolidated limited liability company	$-	$33	$(33)	(100)%

The Company uses the equity method to account for its investment in InControl Medical, LLC (“ICM”). Due to the write down on its investment in ICM to a $0 balance in the second quarter of 2022, the Company did not allocate any net loss from ICM’s operations for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Revenue	$5,120	$4,720	$400	8%

We recorded revenue of $5,120,00 for the nine months ended September 30, 2022, compared to revenue of $4,720,000 for the nine months ended September 30, 2021, an increase of $400,000, or approximately 8%. The increase in revenue was primarily due to higher sales volume of Viveve Systems and treatment tips sold globally as well as higher average selling prices of treatment tips sold during the period, partially offset by a decrease in rental revenue from a lower rental installed base. Sales in 2022 included sales of 33 Viveve Systems and approximately 8,700 disposable treatment tips sold globally. Sales in 2021 included sales of 31 Viveve System and approximately 8,200 disposable treatment tips sold globally.

Under the subscription offering program, we placed 15 Viveve Systems in the U.S. market in 2022; however, these new placements were offset by the non-renewal of subscriptions for 14 Viveve Systems during the period. In 2021, we placed 18 Viveve Systems under the subscription offering program in the U.S. market; but these new placements were offset by the negative impact of the COVID-19 crisis on our sales activity in the period which resulted in the non-renewal of subscriptions for 29 Viveve Systems during the period. Rental revenue on these leases is recognized on a straight-line basis over the term of the lease. For the nine months ended September 30, 2022 and 2021, rental revenue recognized during the period was $799,000 and $950,000, respectively.

Gross profit

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Gross profit	$1,160	$661	$499	75%

Gross profit was $1,160,000, or 23% of revenue for the nine months ended September 30, 2022, compared to gross profit of $661,000, or 14% of revenue, for the nine months ended September 30, 2021, an increase of $499,000, or approximately 75%. The increase in gross profit was primarily due to the higher sales volume of Viveve Systems and treatment tips sold globally as well as higher average selling prices of treatment tips sold during the period.

Research and development expenses

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Research and development	$5,861	$6,804	$(943)	(14)%

Research and development expenses totaled $5,861,000 for the nine months ended September 30, 2022 compared to research and development expense of $6,804,000 for the nine months ended September 30, 2021, a decrease of $943,000 or approximately 14%. Spending on research and development decreased primarily due to reduced clinical study costs, partially offset by higher personnel costs and increased engineering and development work related to our next generation products. Research and development expense in 2021 had higher clinical study costs primarily due to the initiation of the pivotal U.S. PURSUIT clinical trial for the treatment of SUI with subject enrollment underway. 2021 also included additional spending on advertising and marketing services related to the enrollment of subjects for the PURSUIT trial; such spending was no longer needed in 2022 due to completion of subject enrollment in the fourth quarter of 2021.

Selling, general and administrative expenses

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Selling, general and administrative	$10,454	$9,423	$1,031	11%

Selling, general and administrative expenses totaled $10,454,000 for the nine months ended September 30, 2022, compared to $9,423,000 for the nine months ended September 30, 2021, an increase of $1,031,000 or approximately 11%. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and higher professional fees related to our strategic planning in anticipation of the completion of our PURSUIT clinical trial and potential SUI commercialization, partially offset by reduced spending for sales and marketing efforts during the period.

Gain on forgiveness of Paycheck Protection Program loan

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Gain on forgiveness of Paycheck Protection Program loan	$-	$1,358	$(1,358)	(100)%

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

Interest expense, net

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Interest expense, net	$846	$734	$112	15%

During the nine months ended September 30, 2022, we had interest expense, net, of $846,000, compared to interest expense, net, of $734,000 for the nine months ended September 30, 2021, a change of $112,000, or approximately 15%. The increase resulted primarily from a higher term loan balance compared to the 2021 due to the interest in-kind which was added to the total outstanding principal loan amount.

Other expense, net

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Other expense, net	$83	$196	$(113)	(58)%

During the nine months ended September 30, 2022, we had other expense, net, of $83,000, compared to $196,000 for the nine months ended September 30, 2021.

Impairment loss on investment in unconsolidated limited liability company

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Impairment loss on investment in unconsolidated limited liability company	$455		$-	$455	NM

During the nine months ended September 30, 2022, the Company recognized an impairment loss of $455,000 on its investment in ICM due to the distressed financial condition of ICM.

Loss from minority interest in unconsolidated limited liability company

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)

Loss from minority interest in unconsolidated limited liability company	$122		$188	$(66)	(35)%

The Company uses the equity method to account for its investment in ICM. For the nine months ended September 30, 2022, the allocated net loss from ICM’s operations was $122,000, compared to $188,000 for the nine months ended September 30, 2021. Due to the write down on its investment in ICM to a $0 balance in the second quarter of 2022, the Company did not allocate any net loss from ICM’s operations for the second and third quarters of 2022.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2022 and 2021

Since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $258,514,000, cash and cash equivalents of $5,907,000 and working capital deficit of $1,233,000. We used cash of $13,005,000 for operations during the nine months ended September 30, 2022. We expect that our cash will be sufficient to fund our current operations through February 2023. As of the date our condensed consolidated financial statements for the nine months ended September 30, 2022 were issued, we did not have sufficient cash to fund our operations through November 30, 2023, without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements were issued.

Management currently believes that it will be necessary for us to raise additional funding. We may obtain additional funding in the future through the issuance of our common stock, or through other equity or debt financing, which will likely be highly dilutive to our stockholders, especially given recent volatility in capital markets and lower market prices for our securities. The failure to raise additional funding when needed could have a material adverse effect on our business and financial condition. We may not be able to obtain additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel, salaries and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement additional cost reduction actions as we may determine are necessary and in our best interests. Any such actions undertaken might limit the Company’s ability to achieve its strategic objectives.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Net cash used in operating activities	$(13,005)	$(9,651)
Net cash used in investing activities	(301)	(162)
Net cash provided by financing activities	51	25,955
Net increase (decrease) in cash and cash equivalents	$(13,255)	$16,142

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of research and development, regulatory and clinical study costs, associated with the Viveve System.

Operating activities used $13,005,000 for the nine months ended September 30, 2022 compared to $9,651,000 used for the nine months ended September 30, 2021. The primary use of our cash was to fund selling, general and administrative expenses and research and development expenses associated with the Viveve System. Net cash used during the nine months ended September 30, 2022 consisted of a net loss of $16,661,000 adjusted for non-cash expenses including provision for doubtful accounts of $10,000, depreciation and amortization of $568,000, stock-based compensation of $2,737,000, non-cash interest expense of $504,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $(2,000), impairment loss on investment in unconsolidated limited liability company of $455,000, a loss from investment in unconsolidated limited liability company of $122,000, a loss on disposal of property and equipment of $20,000, and cash outflows from changes in operating assets and liabilities of $758,000. The change in operating assets and liabilities was primarily due to increase in accounts receivable of $321,000, a decrease in inventory of $115,000, an increase in prepaid expenses and other current assets of $167,000, an increase in other assets of $161,000, a decrease in accounts payable of $372,000, an increase in accrued liabilities of $1,011,000 and a decrease of other noncurrent liabilities of $863,000.

Net cash used during the nine months ended September 30, 2021 consisted of a net loss of $15,699,000 adjusted for non-cash expenses including provision for doubtful accounts of $104,000, depreciation and amortization of $884,000, stock-based compensation of $2,765,000, non-cash interest expense of $446,000, amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $15,000, a loss from minority interest in limited liability company of $188,000, a loss on disposal of property and equipment of $40,000, a noncash charge for the modification of warrants of $373,000, a gain on the extinguishment of debt of $1,358,000 related to forgiveness of the PPP Loan partially offset by cash inflows from changes in operating assets and liabilities of $2,591,000. The change in operating assets and liabilities was primarily due to decrease in accounts receivable of $152,000, a decrease in inventory of $1,423,000, a decrease in prepaid expenses and other current assets of $213,000, an increase in other noncurrent assets of $3,000, an increase in accounts payable $411,000, an increase in accrued and other liabilities of $71,000, and an increase of other noncurrent liabilities of $324,000.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 was $301,000 and $162,000, respectively. Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 was used for the purchase of property and equipment. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any changes to the capital equipment requirements related to our recurring revenue rental model, development programs and clinical trials and increase in the number of our employees.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $51,000, which was the result of proceeds from issuance of common shares from the employee stock purchase plan.

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

On July 2, 2021, we filed a universal shelf registration statement with the SEC on Form S-3, as amended on September 23, 2022, for the proposed offering from time to time of up to $75,000,000 of our securities, including common stock, preferred stock, and/or warrants. This registration statement currently has a capacity of $75,000,000. However, as a result of the limitations of General Instruction I.B.6. of Form S-3, or the so-called “baby shelf rules,” the amount of shares of our common stock available for sale under a registration statement on Form S-3 is limited to one-third of the aggregate market value of our common equity held by non-affiliates of the Company over any rolling 12-month period. As of September 30, 2022, we have not issued any shares or received any proceeds pursuant to the universal shelf registration statement.

The Company previously entered into a purchase agreement on June 8, 2020, as amended on March 31, 2021 (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company had the right, in its sole discretion, to sell to LPC, and LPC has committed to purchase from us, up to $10,000,000 of our common stock, subject to certain limitations, from time to time over a 30-month period pursuant to the terms of the Purchase Agreement. As of September 30, 2022, the equity facility with LPC has a remaining financing commitment of approximately $9,000,000. The 2020 equity facility with LPC has a maturity date of January 9, 2023.

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

In May 2017, the Company entered into the 2017 Loan Agreement with affiliates of CRG LP (“CRG”). The credit facility consists of $20,000,000 that was drawn at closing and the ability to access additional funding of up to an aggregate of $10,000,000 for a total of $30,000,000 under the credit facility. In December 2017, the Company accessed the remaining $10,000,000 available under the CRG credit facility. The term of the loan is six years with the first four years being interest only. In November 2019, the Company and CRG amended the 2017 Loan Agreement concurrent with the conversion of approximately $29,000,000 of the principal amount under the term loan with CRG (plus accrued interest, the prepayment premium and the back-end fee applicable thereto), for an aggregate amount of converted debt obligations of approximately $31,300,000. The amounts converted into 31,300 shares of the newly authorized Series B convertible preferred stock and warrants to purchase up to 989,379 shares of common stock were also issued. The outstanding principal balance under the 2017 Loan Agreement was $5,628,000 as of September 30, 2022. The term loan has a maturity date of March 31, 2023.

In October 2020, the Company entered into a 36-month noncancelable operating lease agreement for office equipment.  The lease commenced in December 2020 and will terminate in December 2023. The monthly payment is approximately $2,000.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 17, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), which revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance and Administration (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic.

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

We incorporate herein by reference the risk factors included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022 and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 11, 2022.

The results of our clinical trials such as our PURSUIT trial may not support our proposed product claims or may result in the discovery of adverse side effects. As our business prospects depend substantially on the success of our PURSUIT trial, any of these events with respect to our PURSUIT trial will have a material adverse impact on our business and affect our ability to continue as a going concern.

Even if our clinical trials, including the PURSUIT trial, are completed as planned, it cannot be certain that the results of the clinical trials will support our proposed claims for the Viveve System. There is no guarantee that FDA or foreign authorities will agree with our conclusions based on the results of such clinical trials. Even if our product receives regulatory approval or clearance, it is possible that the use of our product may result in adverse side effects which may limit or prevent its future use. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and preclinical studies. The clinical trial process may fail to demonstrate that our product is safe and effective for the proposed indicated uses. Any delay of our clinical trials or failure by the FDA or other foreign authorities to accept our product claims will delay, or even prevent, our ability to commercialize our product and generate revenue.

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

We continue to advance our clinical development program in SUI in the United States under our PURSUIT clinical trial. Completion of subject follow-up visits is anticipated by the end of 2022, and topline results will be reported shortly thereafter. If the data is not positive, our clinical trial may not support our proposed product claims for FDA clearance or approval of the Viveve System for the treatment of SUI. In such a case, we will be unable to market the Viveve System in the United States for the SUI indication, our business prospects will be substantially affected, and we will reevaluate our ability to continue with the current approach and/or seek strategic alternatives, including an acquisition or sale of assets or a dissolution and liquidation of the Company.

We are in non-compliance with Nasdaq’s continued listing standards, and if we do not regain compliance we will be delisted from Nasdaq.

On May 31, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until November 28, 2022, to regain compliance. Compliance can be achieved by meeting the minimum bid price of $1.00 for ten (10) consecutive trading days. In the event we do not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting.

Additionally, as of September 30, 2022, we are not in compliance with Nasdaq’s $2.5 million equity standard under Nasdaq Listing Rule 5550(b)(1), or Nasdaq’s alternative $35 million market value of listed securities standard under Nasdaq Listing Rule 5550(b)(2), or Nasdaq’s other alternative $500,000 net income standard under Nasdaq Listing Rule 5550(b)(3). As such, we may receive a written notice from Nasdaq’s Listing Qualifications Department and a 30-day grace period to present a plan of compliance. In the event we do not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance or grace period, it will receive written notification that our securities are subject to delisting unless we timely request a hearing before a Nasdaq Hearings Panel. We intend to timely request a hearing before the Panel, which will stay any delisting action by Nasdaq until the hearing. At the hearing, we intend to present our plan to demonstrate compliance, which may include fundraising and a reverse stock split, if necessary. There can be no assurance that the Panel will grant our request for a grace period to demonstrate compliance, or we will be successful in executing our plan of compliance, and we may be delisted from Nasdaq as a result.

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

We will need to raise additional funding, which, especially given recent volatility in capital markets and lower market prices for our securities, will likely be highly dilutive to our stockholders and may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

As of September 30, 2022, our cash and cash equivalents were $5.9 million. We expect that our cash and cash equivalents will be sufficient to fund our current operations for at least the next four months through February 2023; however we will continue to require funds to fully implement our plan of operation. Additionally, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, with uncertainty in the capital markets and other factors, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities will likely be highly dilutive to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidate or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Further, if we are unable to obtain funding on a timely basis, we may be subject to demonstrate continued compliance with Nasdaq’s listing standards and be subject to delisting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of the Company’s Series B convertible preferred stock, we issued 1,344 shares of Series B convertible preferred stock in lieu of $1,344,000 in cash dividend to holders of Series B convertible preferred stock, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, on September 30, 2022.

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

Dated: November 10, 2022	VIVEVE MEDICAL, INC.
(Registrant)

	By:	/s/ Scott Durbin
Scott Durbin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jim Robbins
Jim Robbins
Senior Vice President of Finance and Administration (Principal Accounting and Financial Officer)